Form 10-Q
period 2020-06-30
Unum Group
filed 2020-07-29
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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

203,556,974 shares of the registrant's common stock were outstanding as of July 27, 2020.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this quarterly report on Form 10-Q.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	June 30	December 31
	2020	2019
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $40,840.4; $41,079.3; allowance for credit losses of $29.8; $—)	$48,233.4	$47,443.7
Mortgage Loans (net of allowance for credit losses of $13.2; $—)	2,434.4	2,397.0
Policy Loans	3,684.0	3,779.5
Other Long-term Investments	933.9	844.2
Short-term Investments	2,601.9	1,294.5
Total Investments	57,887.6	55,758.9

Other Assets
Cash and Bank Deposits	165.6	84.1
Accounts and Premiums Receivable (net of allowance for credit losses of $47.5; $10.3)	1,625.5	1,602.9
Reinsurance Recoverable (net of allowance for credit losses of $1.8; $—)	4,786.2	4,780.7
Accrued Investment Income	802.7	693.0
Deferred Acquisition Costs	2,310.8	2,324.0
Goodwill	348.9	351.7
Property and Equipment	518.1	534.1
Other Assets	859.8	884.0

Total Assets	$69,305.2	$67,013.4

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	June 30	December 31
	2020	2019
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,778.8	$1,745.5
Reserves for Future Policy and Contract Benefits	48,335.1	47,780.1
Unearned Premiums	440.8	363.9
Other Policyholders’ Funds	1,649.4	1,599.7
Income Tax Payable	357.9	256.7
Deferred Income Tax	155.6	95.4
Short-term Debt	399.9	399.7
Long-term Debt	3,393.1	2,926.9
Payables for Collateral on Investments	211.0	24.0
Other Liabilities	2,022.2	1,856.5

Total Liabilities	58,743.8	57,048.4

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 306,361,248 and 305,813,326 shares	30.6	30.6
Additional Paid-in Capital	2,364.1	2,348.1
Accumulated Other Comprehensive Income	327.2	37.3
Retained Earnings	11,019.2	10,728.7
Treasury Stock - at cost: 102,876,514 shares	(3,179.7)	(3,179.7)

Total Stockholders' Equity	10,561.4	9,965.0

Total Liabilities and Stockholders' Equity	$69,305.2	$67,013.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,368.7	$2,343.1	$4,740.1	$4,681.8
Net Investment Income	569.0	624.9	1,154.0	1,219.6
Net Realized Investment Gain (Loss)	33.8	(7.3)	(110.2)	(6.2)
Other Income	49.7	56.0	108.4	109.1
Total Revenue	3,021.2	3,016.7	5,892.3	6,004.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,882.8	1,902.6	3,737.6	3,743.4
Commissions	273.0	284.4	552.2	574.5
Interest and Debt Expense	47.5	42.6	93.2	84.7
Deferral of Acquisition Costs	(149.9)	(170.3)	(311.9)	(344.0)
Amortization of Deferred Acquisition Costs	140.7	151.6	316.9	322.2
Compensation Expense	233.2	223.9	472.7	450.4
Other Expenses	256.3	229.9	491.9	467.8
Total Benefits and Expenses	2,683.6	2,664.7	5,352.6	5,299.0

Income Before Income Tax	337.6	352.0	539.7	705.3

Income Tax Expense (Benefit)
Current	70.6	74.0	128.2	128.3
Deferred	1.5	(3.2)	(15.0)	14.9
Total Income Tax Expense	72.1	70.8	113.2	143.2

Net Income	$265.5	$281.2	$426.5	$562.1

Net Income Per Common Share
Basic	$1.30	$1.33	$2.10	$2.64
Assuming Dilution	$1.30	$1.33	$2.10	$2.64

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in millions of dollars)
Net Income	$265.5	$281.2	$426.5	$562.1

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense of $653.9; $279.3; $217.4; $606.1)	2,507.7	1,047.7	841.0	2,292.8
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax benefit of $510.6; $201.2; $129.8; $446.7)	(1,939.9)	(760.7)	(493.8)	(1,693.5)
Change in Net Gain on Hedges (net of tax benefit of $7.1; $2.8; $0.5; $8.6)	(24.4)	(12.1)	(1.6)	(32.6)
Change in Foreign Currency Translation Adjustment (net of tax expense of $2.9; $0.1; $0.8; $0.4)	(3.0)	(19.7)	(66.6)	(2.4)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.1; $1.3; $3.0; $2.0)	3.9	4.6	10.9	7.4
Total Other Comprehensive Income	544.3	259.8	289.9	571.7

Comprehensive Income	$809.8	$541.0	$716.4	$1,133.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in millions of dollars)
Common Stock
Balance at Beginning of Period	$30.6	$30.5	$30.6	$30.5
Common Stock Activity	—	0.1	—	0.1
Balance at End of Period	30.6	30.6	30.6	30.6

Additional Paid-in Capital
Balance at Beginning of Period	2,357.3	2,328.5	2,348.1	2,321.7
Common Stock Activity	6.8	7.1	16.0	13.9
Balance at End of Period	2,364.1	2,335.6	2,364.1	2,335.6

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	(217.1)	(502.3)	37.3	(814.2)
Other Comprehensive Income	544.3	259.8	289.9	571.7
Balance at End of Period	327.2	(242.5)	327.2	(242.5)

Retained Earnings
Balance at Beginning of Period	10,812.0	10,083.1	10,728.7	9,863.1
Adjustment to Adopt Accounting Standard Update - Note 2	—	—	(18.9)	(3.4)
Balance at Beginning of Period, as Adjusted	10,812.0	10,083.1	10,709.8	9,859.7
Net Income	265.5	281.2	426.5	562.1
Dividends to Stockholders (per common share: $0.285; $0.260; $0.570; $0.520)	(58.3)	(55.4)	(117.1)	(112.9)
Balance at End of Period	11,019.2	10,308.9	11,019.2	10,308.9

Treasury Stock
Balance at Beginning of Period	(3,179.7)	(2,879.3)	(3,179.7)	(2,779.3)
Purchases of Treasury Stock	—	(100.2)	—	(200.2)
Balance at End of Period	(3,179.7)	(2,979.5)	(3,179.7)	(2,979.5)

Total Stockholders' Equity at End of Period	$10,561.4	$9,453.1	$10,561.4	$9,453.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2020	2019
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$426.5	$562.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	91.9	57.2
Change in Deferred Acquisition Costs	5.0	(21.8)
Change in Insurance Reserves and Liabilities	243.8	243.6
Change in Income Taxes	82.3	236.7
Change in Other Accrued Liabilities	(52.4)	15.0
Non-cash Components of Net Investment Income	(163.0)	(231.4)
Net Realized Investment Loss	110.2	6.2
Depreciation	55.8	54.9
Other, Net	52.3	20.2
Net Cash Provided by Operating Activities	852.4	942.7

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	363.5	606.9
Proceeds from Maturities of Fixed Maturity Securities	891.7	811.1
Proceeds from Sales and Maturities of Other Investments	114.1	187.1
Purchases of Fixed Maturity Securities	(1,068.3)	(1,906.1)
Purchases of Other Investments	(250.2)	(153.0)
Net Purchases of Short-term Investments	(1,251.0)	(388.3)
Net Increase (Decrease) in Payables for Collateral on Investments	187.0	(100.0)
Net Purchases of Property and Equipment	(77.5)	(64.9)
Net Cash Used by Investing Activities	(1,090.7)	(1,007.2)

Cash Flows from Financing Activities
Issuance of Long-term Debt	494.1	395.9
Long-term Debt Repayment	(30.0)	(30.0)
Issuance of Common Stock	2.3	3.5
Repurchase of Common Stock	—	(200.2)
Dividends Paid to Stockholders	(115.8)	(110.9)
Other, Net	(30.8)	(27.0)
Net Cash Provided by Financing Activities	319.8	31.3

Net Increase (Decrease) in Cash and Bank Deposits	81.5	(33.2)

Cash and Bank Deposits at Beginning of Year	84.1	94.0

Cash and Bank Deposits at End of Period	$165.6	$60.8

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
June 30, 2020
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 2 - Accounting Developments
Accounting Updates Adopted in 2020:

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements

ASC 350 "Intangibles - Goodwill and Other"	This update eliminated the requirement to calculate the implied fair value of goodwill (the second step in the current two-step test) to measure a goodwill impairment charge. Instead, entities should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value, with the loss not to exceed the total amount of goodwill allocated to that reporting unit. This guidance was applied in the period of adoption.	January 1, 2020	The adoption of this update did not have an effect on our financial position or results of operations.

ASC 820 "Fair Value Measurement"	This update amended the fair value measurement guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removed certain disclosures related to Level 1 and Level 2 transfers and removed the discussion regarding valuation processes of Level 3 fair value measurements. The update modified guidance related to investments in certain entities that calculate net asset value to explicitly require disclosure regarding timing of liquidation of the investee's assets and timing of redemption restrictions. The update added disclosures around the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 investments held at the end of the reporting period and adds disclosures regarding certain unobservable inputs on Level 3 fair value measurements. The guidance was applied both retrospectively and prospectively, depending on the specific requirement of the update.	December 31, 2018 for the removal and modification of certain disclosures and January 1, 2020 for the addition of certain disclosures.	The adoption of this update modified our disclosures but did not have an impact on our financial position or results of operations.

ASC 326 "Financial Instruments - Credit Losses"	This update amended the guidance on the impairment of financial instruments. The update added an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses and will generally result in earlier recognition of allowances for losses. The current expected credit loss model applies to financial instruments such as mortgage loans, fixed maturity securities classified as held-to-maturity, and certain receivables. The update also modified the other-than-temporary impairment model used for available-for-sale fixed maturity securities such that credit losses are recognized as an allowance rather than as a reduction in the amortized cost of the security. The reversal of previously recognized credit losses on available-for-sale fixed maturity securities is allowed under specified circumstances. Additional disclosures are also required, including information used to develop the allowance for losses. The guidance was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For available-for-sale fixed maturity securities, the update was applied prospectively. Other-than-temporary impairment losses recognized on available-for-sale fixed maturity securities prior to adoption of the update cannot be reversed. This guidance was applied in the period of adoption.	January 1, 2020	See the summary table below for the financial statement impacts of this adoption on our financial statement line items at January 1, 2020, as well as the required update to our significant accounting policies. In addition, see Note 4 of the "Notes to Consolidated Financial Statements" contained herein in this Item 1 for the additional disclosures required by the update.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
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

The allowance on our premiums receivable is primarily determined using an aging analysis as well as historical lapse and delinquency rates by line of business, adjusted for key factors that may impact our future expectation of premium receipts such as changes in customer demographics, business practices, economic conditions, and product offerings. We write off premiums receivable amounts when determined to be uncollectible, which is based on various factors, including the aging of premiums receivable past the due date and specific communication with customers. At January 1, 2020 and June 30, 2020, the allowance for expected credit losses on premium receivables was $23.8 million and $47.5 million, respectively, on gross premium receivables of $543.0 million and $627.0 million, respectively. The allowance at January 1, 2020 includes amounts that were previously established at December 31, 2019. The increase in the allowance during the three and six months ended June 30, 2020, was driven primarily by the uncertainty of collectability resulting from the impacts of COVID-19. The primary factors considered in establishing the additional allowance were the recent increase in unemployment levels, the expected reversal of state-level requirements regarding billing and administration accommodations, and the general uncertainty around the financial condition of some of our customers. There was no significant write-off or recovery activity for the three and six months ended June 30, 2020.

The allowance for our reinsurance recoverable balance is determined using a probability of default approach which incorporates key inputs and assumptions regarding historical insurer liquidation rates, counterparty credit ratings, and collateral received. Liquidation rates are derived from rating agency studies covering domestic insurers and are based on historical liquidation trends according to their respective credit ratings. When calculating our allowance, we apply these liquidation rates to the net amount of our credit exposure, which considers collateral arrangements such as letters of credit. We evaluate the factors used to determine our allowance on a quarterly basis to consider material changes in our assumptions and make adjustments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 2 - Accounting Developments - Continued
accordingly. At both January 1, 2020 and June 30, 2020, the allowance for expected credit losses on reinsurance recoverables was $1.8 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 944 "Financial Services - Insurance"	This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income. These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. The update also requires that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in other comprehensive income. This update also simplifies the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations but are no longer subject to an impairment test. Significant additional disclosures will also be required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. The application of this guidance will vary based upon the specific requirements of the update but will generally result in either a modified retrospective or full retrospective approach with changes applied as of the beginning of the earliest period presented. Early adoption is permitted.

	* The Financial Accounting Standards Board (FASB) has issued a proposal to defer the effective date to January 1, 2023 and is expected to issue a final amendment later in 2020.	January 1, 2022*	We are currently evaluating the impact of the update and expect that the adoption may have a material impact on our financial position and results of operations. The update will also significantly expand our disclosures.

ASC 848 "Reference Rate Reform"	The amendments in this update provide optional guidance, for a limited period of time, to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The guidance allows for various practical expedients and exceptions when applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Specifically, the guidance provides certain practical expedients for contract modifications, fair value hedges, and cash flow hedges and also provides certain exceptions related to changes in the critical terms of a hedging relationship. The guidance also allows for a one-time election to sell or transfer debt securities that were both classified as held-to-maturity prior to January 1, 2020 and reference a rate affected by the reform.	Adoption is permitted as of the beginning of the interim period that includes March 12, 2020 (the issuance date of the update), or any date thereafter, through December 31, 2022, at which point the guidance will sunset.	We have not yet determined the impact on our financial position or results of operations if we elect to adopt this guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
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
June 30, 2020
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
June 30, 2020
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
Unum Group and Subsidiaries
June 30, 2020
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
June 30, 2020
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

At June 30, 2020, approximately 18.1 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 81.9 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•68.5 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•9.1 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•4.3 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

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
June 30, 2020
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

The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		June 30, 2020
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$230.7	Not redeemable	$133.1
		39.7	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	—
Total Private Credit		270.4		133.1

Private Equity	(b)	179.6	Not redeemable	179.9

Real Assets	(c)	161.4	Not redeemable	171.2
		55.2	Quarterly / 90 days notice	—
Total Real Assets		216.6		171.2

Total Partnerships		$666.6		$484.2

		December 31, 2019
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$223.6	Not redeemable	$152.6
		39.6	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	0.1
Total Private Credit		263.2		152.7

Private Equity	(b)	149.3	Not redeemable	166.8

Real Assets	(c)	173.8	Not redeemable	130.6
		30.4	Quarterly / 90 days notice	25.0
Total Real Assets		204.2		155.6

Total Partnerships		$616.7		$475.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 3 - Fair Values of Financial Instruments - Continued
(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of June 30, 2020, the estimated remaining life of the investments that do not allow for redemptions is approximately 39 percent in the next 3 years, 22 percent during the period from 3 to 5 years, 37 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of June 30, 2020, the estimated remaining life of the investments that do not allow for redemptions is approximately 23 percent in the next 3 years, 33 percent during the period from 3 to 5 years, 41 percent during the period from 5 to 10 years, and 3 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of June 30, 2020, the estimated remaining life of the investments that do not allow for redemptions is approximately 14 percent in the next 3 years, 25 percent during period from 3 to 5 years and 61 percent during the period from 5 to 10 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships generally on a one-quarter lag in accordance with our accounting policy. We estimate that we will recognize gains in the third quarter of 2020 that will partially offset the losses recorded in the second quarter of 2020 as we receive financial statements from the partnerships for the second quarter of 2020 that will reflect the improvement in market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 3 - Fair Values of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	June 30, 2020
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$120.4	$1,245.9	$—	$—	$1,366.3
States, Municipalities, and Political Subdivisions	—	3,469.1	13.8	—	3,482.9
Foreign Governments	—	1,046.8	22.0	—	1,068.8
Public Utilities	327.2	7,286.6	309.2	—	7,923.0
Mortgage/Asset-Backed Securities	—	1,293.5	174.3	—	1,467.8
All Other Corporate Bonds	8,260.8	24,107.9	546.5	—	32,915.2
Redeemable Preferred Stocks	—	9.4	—	—	9.4
Total Fixed Maturity Securities	8,708.4	38,459.2	1,065.8	—	48,233.4

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	0.6	—	—	0.6
Forwards	—	0.3	—	—	0.3
Foreign Exchange Contracts	—	61.7	—	—	61.7
Credit Default Swaps	—	0.5	—	—	0.5
Total Derivatives	—	63.1	—	—	63.1
Perpetual Preferred and Equity Securities	20.1	0.2	4.5	—	24.8
Private Equity Partnerships	—	—	—	666.6	666.6
Total Other Long-term Investments	20.1	63.3	4.5	666.6	754.5
Total Financial Instrument Assets Carried at Fair Value	$8,728.5	$38,522.5	$1,070.3	$666.6	$48,987.9

Liabilities
Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$31.9	$—	$—	$31.9
Embedded Derivative in Modified Coinsurance Arrangement	—	—	67.8	—	67.8
Total Derivatives	—	31.9	67.8	—	99.7
Total Financial Instrument Liabilities Carried at Fair Value	$—	$31.9	$67.8	$—	$99.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 3 - Fair Values of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2020
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI (1)	Purchases	Sales	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$31.3	$—	$1.4	$—	$—	$12.4	$(31.3)	$13.8	$(4.5)	$—
Foreign Governments	20.9	—	1.1	—	—	—	—	22.0	1.1	—
Public Utilities	26.3	—	7.0	—	—	275.9	—	309.2	7.0	—
Mortgage/Asset-Backed Securities	75.1	—	(3.9)	—	—	103.1	—	174.3	1.8	—
All Other Corporate Bonds	553.0	—	18.8	—	(28.5)	244.0	(240.8)	546.5	22.6	—
Total Fixed Maturity Securities	706.6	—	24.4	—	(28.5)	635.4	(272.1)	1,065.8	28.0	—

Equity Securities	4.6	(0.1)	—	—	—	—	—	4.5	—	(0.1)
Embedded Derivative in Modified Coinsurance Arrangement	(109.7)	41.9	—	—	—	—	—	(67.8)	—	41.9

(1) Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 3 - Fair Values of Financial Instruments - Continued

	Three Months Ended June 30, 2019
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period
		Earnings	OCI	Purchases	Sales	Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
Foreign Governments	$31.6	$—	$0.3	$—	$—	$—	$—	$31.9
Public Utilities	224.0	—	(2.0)	—	—	80.3	(113.2)	189.1
All Other Corporate Bonds	496.0	—	16.0	—	(9.7)	595.8	(84.0)	1,014.1
Redeemable Preferred Stocks	21.0	—	—	—	—	—	(21.0)	—
Total Fixed Maturity Securities	772.6	—	14.3	—	(9.7)	676.1	(218.2)	1,235.1

Equity Securities	4.6	—	—	—	—	—	—	4.6
Embedded Derivative in Modified Coinsurance Arrangement	(25.6)	(0.8)	—	—	—	—	—	(26.4)

	Six Months Ended June 30, 2020
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$41.8	$—	$0.4	$—	$—	$—	$(28.4)	$13.8	$(1.7)	$—
Foreign Governments	21.8	—	0.2	—	—	—	—	22.0	0.2	—
Public Utilities	14.6	—	2.2	—	—	292.4	—	309.2	40.1	—
Mortgage/Asset-Backed Securities	34.1	—	(4.0)	—	—	144.4	(0.2)	174.3	10.5	—
All Other Corporate Bonds	600.5	—	1.7	6.0	(29.1)	177.8	(210.4)	546.5	33.9	—
Total Fixed Maturity Securities	712.8	—	0.5	6.0	(29.1)	614.6	(239.0)	1,065.8	83.0	—

Equity Securities	4.6	(0.1)	—	—	—	—	—	4.5	—	(0.1)
Embedded Derivative in Modified Coinsurance Arrangement	(22.8)	(45.0)	—	—	—	—	—	(67.8)	—	(45.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2019
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period
		Earnings	OCI	Purchases	Sales	Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
Foreign Governments	$31.4	$—	$0.5	$—	$—	$—	$—	$31.9
Public Utilities	84.7	—	7.2	—	(0.2)	151.8	(54.4)	189.1
All Other Corporate Bonds	1,495.8	—	61.8	14.0	(60.5)	405.5	(902.5)	1,014.1
Redeemable Preferred Stocks	21.1	—	—	—	—	—	(21.1)	—
Total Fixed Maturity Securities	1,633.0	—	69.5	14.0	(60.7)	557.3	(978.0)	1,235.1

Equity Securities	4.6	—	—	—	—	—	—	4.6
Embedded Derivative in Modified Coinsurance Arrangement	(31.1)	4.7	—	—	—	—	—	(26.4)

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at each period end were $(0.8) million and $4.7 million for the three and six months ended June 30, 2019, respectively, and relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
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

	June 30, 2020
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$100.3	Market Approach	Lack of Marketability Discount for Size	(a) (e)	0.41% - 1.85% / 0.79% 0.07% - 0.07% / 0.07%
All Other Corporate Bonds - Private	70.7	Market Approach	Lack of Marketability Volatility of Credit Comparability Adjustment	(a) (b) (f)	0.20% - 1.39% / 0.99% 0.50% - 12.44% / 3.53% 0.50% - 0.50% / 0.50%
Equity Securities - Private	4.5	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(67.8)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 1.6%

	December 31, 2019
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$119.2	Market Approach	Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c)	4.56% - 4.56% / 4.56% 0.35% - 17.68% / 2.2% Priced at Par
Equity Securities - Private	4.6	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(22.8)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 0.8%

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
(e)Represents basis point adjustments based on issue/issuer size relative to the benchmark
(f)Represents basis point adjustments for changes in benchmark spreads associated with various industry sectors

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 3 - Fair Values of Financial Instruments - Continued
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,684.0 million and $3,490.6 million as of June 30, 2020 and December 31, 2019, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
June 30, 2020
Note 3 - Fair Values of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	June 30, 2020
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,632.5	$—	$2,632.5	$2,434.4
Policy Loans	—	—	3,857.1	3,857.1	3,684.0
Other Long-term Investments
Miscellaneous Long-term Investments	—	27.5	51.1	78.6	78.6
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,660.0	$3,908.2	$6,568.2	$6,197.0

Liabilities
Long-term Debt	$3,124.7	$525.3	$—	$3,650.0	$3,393.1
Payable for Collateral on Federal Home Loan Bank (FHLB) Funding Agreements	—	162.1	—	162.1	162.1
Other Liabilities
Unfunded Commitments	—	1.8	—	1.8	1.8
Total Financial Instrument Liabilities Not Carried at Fair Value	$3,124.7	$689.2	$—	$3,813.9	$3,557.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 4 - Investments
Fixed Maturity Securities

At June 30, 2020 and December 31, 2019, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	June 30, 2020
	Amortized Cost	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,140.0	$—	$226.3	$—	$1,366.3
States, Municipalities, and Political Subdivisions	2,901.4	—	585.6	4.1	3,482.9
Foreign Governments	820.7	—	249.5	1.4	1,068.8
Public Utilities	6,331.4	—	1,598.8	7.2	7,923.0
Mortgage/Asset-Backed Securities	1,334.7	—	133.3	0.2	1,467.8
All Other Corporate Bonds	28,302.6	29.8	4,860.7	218.3	32,915.2
Redeemable Preferred Stocks	9.6	—	—	0.2	9.4
Total Fixed Maturity Securities	$40,840.4	$29.8	$7,654.2	$231.4	$48,233.4

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,246.1	$156.0	$0.4	$1,401.7
States, Municipalities, and Political Subdivisions	2,863.1	507.6	7.3	3,363.4
Foreign Governments	843.5	175.2	1.0	1,017.7
Public Utilities	6,436.7	1,303.7	8.2	7,732.2
Mortgage/Asset-Backed Securities	1,377.8	101.3	0.4	1,478.7
All Other Corporate Bonds	28,273.1	4,211.2	73.9	32,410.4
Redeemable Preferred Stocks	39.0	0.6	—	39.6
Total Fixed Maturity Securities	$41,079.3	$6,455.6	$91.2	$47,443.7

(1) Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	June 30, 2020
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
States, Municipalities, and Political Subdivisions	$108.7	$4.1	$0.1	$—
Foreign Governments	10.9	1.4	—	—
Public Utilities	66.3	4.9	23.2	2.3
Mortgage/Asset-Backed Securities	40.5	0.2	0.1	—
All Other Corporate Bonds	2,381.0	163.0	196.8	55.3
Redeemable Preferred Stocks	9.4	0.2	—	—
Total Fixed Maturity Securities	$2,616.8	$173.8	$220.2	$57.6

	December 31, 2019
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$110.2	$0.4	$—	$—
States, Municipalities, and Political Subdivisions	331.0	7.3	0.3	—
Foreign Governments	69.4	1.0	—	—
Public Utilities	168.3	2.6	37.0	5.6
Mortgage/Asset-Backed Securities	47.0	0.4	3.1	—
All Other Corporate Bonds	579.1	29.1	379.8	44.8
Total Fixed Maturity Securities	$1,305.0	$40.8	$420.2	$50.4

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	June 30, 2020
	Amortized Cost, Net of ACL	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$982.9	$20.9	$983.8	$1.6	$18.4
Over 1 year through 5 years	6,686.5	571.2	6,609.8	69.9	578.0
Over 5 years through 10 years	12,959.1	1,943.5	13,767.9	79.1	1,055.6
Over 10 years	18,847.4	4,985.3	22,607.7	80.6	1,144.4
	39,475.9	7,520.9	43,969.2	231.2	2,796.4
Mortgage/Asset-Backed Securities	1,334.7	133.3	1,427.2	0.2	40.6
Total Fixed Maturity Securities	$40,810.6	$7,654.2	$45,396.4	$231.4	$2,837.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 4 - Investments - Continued

	December 31, 2019
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

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of June 30, 2020:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$44,793.4	$7,531.3	$68.1	29.4%
Below-Investment-Grade	3,440.0	122.9	163.3	70.6%
Total Fixed Maturity Securities	$48,233.4	$7,654.2	$231.4	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At June 30, 2020, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intend to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

As of June 30, 2020, we held 90 individual investment-grade fixed maturity securities and 88 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 5 investment-grade fixed maturity securities and 15 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
June 30, 2020
Note 4 - Investments - Continued
•Rating agency and governmental actions
•Bid and offering prices and the level of trading activity
•Adverse changes in estimated cash flows for securitized investments
•Changes in fair value subsequent to the balance sheet date
•Any other key measures for the related security

While determining whether a credit loss exists is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of problem investments and the recording of credit losses on a timely basis for investments determined to have a credit loss. We calculate the allowance for credit losses of fixed maturity securities based on the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. When estimating future cash flows, we analyze the strength of the issuer’s balance sheet, its debt obligations and near-term funding arrangements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. As of June 30, 2020, with respect to the fixed maturity securities for which the allowance for credit losses was recognized, we do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of our estimated value.

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, all of which are classified as "all other corporate bonds" in the preceding tables, at June 30, 2020:

	Three Months Ended	Six Months Ended
	(in millions of dollars)
Balance, beginning of period	$48.0	$—
Credit losses on securities for which credit losses were not previously recorded	7.6	55.6
Change in allowance due to change in intent to hold securities to maturity	(20.8)	(20.8)
Change in allowance on securities with allowance recorded in previous period	(5.0)	(5.0)
Balance, end of period	$29.8	$29.8

At June 30, 2020, we had commitments of $100.7 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of June 30, 2020, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $710.3 million, comprised of $43.7 million of tax credit partnerships and $666.6 million of private equity partnerships. At December 31, 2019, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $675.1 million, comprised of $58.4 million of tax credit partnerships and $616.7 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.
The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 4 - Investments - Continued

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in millions of dollars)		(in millions of dollars)
Income Tax Credits	$8.3	$9.4	$16.6	$18.8
Amortization, Net of Tax	(5.5)	(6.1)	(11.0)	(12.9)
Income Tax Benefit	$2.8	$3.3	$5.6	$5.9

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $1.8 million of unfunded unconditional commitments at June 30, 2020. See Note 3 for commitments to fund private equity partnerships.

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

We adopted new accounting guidance that requires us to estimate an allowance for expected credit losses effective January 1, 2020. We carry our mortgage loans at amortized cost less the allowance for expected credit losses. The amortized cost of our mortgage loans was $2,447.6 million and $2,397.0 million at June 30, 2020 and December 31, 2019, respectively. The allowance for expected credit losses was $13.2 million at June 30, 2020. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $8.9 million and $8.3 million at June 30, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	June 30, 2020		December 31, 2019
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$641.0	26.3%	$608.8	25.4%
Industrial	609.8	25.0	623.6	26.0
Office	533.4	21.9	549.3	22.9
Retail	603.2	24.9	567.5	23.7
Other	47.0	1.9	47.8	2.0
Total	$2,434.4	100.0%	$2,397.0	100.0%

Region
New England	$41.0	1.7%	$28.9	1.2%
Mid-Atlantic	206.5	8.5	184.5	7.7
East North Central	344.3	14.1	329.2	13.7
West North Central	208.0	8.5	215.4	9.0
South Atlantic	517.9	21.3	509.2	21.2
East South Central	112.0	4.6	114.3	4.8
West South Central	261.4	10.7	246.6	10.3
Mountain	254.2	10.4	268.2	11.2
Pacific	489.1	20.2	500.7	20.9
Total	$2,434.4	100.0%	$2,397.0	100.0%

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
June 30, 2020
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable credit quality indicators:

	June 30, 2020		December 31, 2019
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Rating
A	$476.1	19.6%	$485.6	20.3%
BBB	1,912.2	78.5	1,911.4	79.7
BB	29.6	1.2	—	—
B	16.5	0.7	—	—
Total	$2,434.4	100.0%	$2,397.0	100.0%

Loan-to-Value Ratio
<= 65%	$1,256.0	51.5%	$1,215.1	50.7%
> 65% <= 75%	1,065.4	43.8	1,053.0	43.9
> 75% <= 85%	40.2	1.7	91.4	3.8
> 85%	72.8	3.0	37.5	1.6
Total	$2,434.4	100.0%	$2,397.0	100.0%

The following table presents the amortized cost of our mortgage loans by year of origination and credit quality indicators at June 30, 2020:

	Prior to 2016	2016	2017	2018	2019	2020	Total
	(in millions of dollars)
Internal Rating
A	$228.4	$118.3	$52.9	$60.3	$17.4	$—	$477.3
BBB	537.1	292.0	283.3	335.1	355.1	121.3	1,923.9
BB	29.8	—	—	—	—	—	29.8
B	16.6	—	—	—	—	—	16.6
Total Amortized Cost	811.9	410.3	336.2	395.4	372.5	121.3	2,447.6
Allowance for credit losses	(2.7)	(2.0)	(2.0)	(2.8)	(2.9)	(0.8)	(13.2)
Carrying Amount	$809.2	$408.3	$334.2	$392.6	$369.6	$120.5	$2,434.4

Loan-to-Value Ratio
<=65%	$665.4	$260.3	$136.6	$78.2	$83.8	$35.5	$1,259.8
>65<=75%	69.0	113.0	199.6	317.2	288.7	85.8	1,073.3
>75%<=85%	3.6	37.0	—	—	—	—	40.6
>85%	73.9	—	—	—	—	—	73.9
Total Amortized Cost	811.9	410.3	336.2	395.4	372.5	121.3	2,447.6
Allowance for credit losses	(2.7)	(2.0)	(2.0)	(2.8)	(2.9)	(0.8)	(13.2)
Carrying Amount	$809.2	$408.3	$334.2	$392.6	$369.6	$120.5	$2,434.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 4 - Investments - Continued
The following table presents a roll-forward of allowance for expected credit losses by loan-to-value ratio:

	Three Months Ended June 30, 2020
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$3.5	$0.4	$—	$—	$3.9
>65<=75%	6.5	1.4	—	—	7.9
>75%<=85%	0.4	0.6	—	—	1.0
>85%	0.7	(0.3)	—	—	0.4
Total	$11.1	$2.1	$—	$—	$13.2

	Six Months Ended June 30, 2020
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$2.8	$1.1	$—	$—	$3.9
>65<=75%	4.6	3.3	—	—	7.9
>75%<=85%	0.5	0.5	—	—	1.0
>85%	0.4	—	—	—	0.4
Total	$8.3	$4.9	$—	$—	$13.2

The increase in our estimate of expected losses during the second quarter and first six months of 2020 is primarily due to the expected impact of COVID-19. To reflect market conditions at June 30, 2020, we weighted our estimate to reflect a more adverse market as we expect the probability of default could increase as the effects of COVID-19 are experienced in the market.

There were no troubled debt restructurings during the three and six months ended June 30, 2020 and 2019. At June 30, 2020 and December 31, 2019, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the three and six months ended June 30, 2020 and 2019.

For the three and six months ended June 30, 2020, we had no impaired mortgage loans. Our average investment in impaired mortgage loans was zero and $1.1 million for the three and six months ended June 30, 2019, respectively. We did not recognize any interest income on mortgage loans subsequent to impairment during the three and six months ended June 30, 2020 and 2019.

At June 30, 2020, we had no commitments to fund commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At June 30, 2020, we had zero expected credit losses related to unfunded commitments on our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
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

We had no outstanding securities lending agreements at June 30, 2020. As of December 31, 2019, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $176.4 million, for which we received collateral in the form of securities of $186.5 million. We had no outstanding repurchase agreements at June 30, 2020 or December 31, 2019.

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

	June 30, 2020	December 31, 2019
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$27.5	$18.5
Advances from FHLB	$162.1	$—

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$990.8	$182.1
Commercial Mortgage Loans	909.4	164.4
Total Carrying Value of Collateral Posted to FHLB	$1,900.2	$346.5

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
June 30, 2020
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

	June 30, 2020
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$63.1	$—	$63.1	$(15.8)	$(47.0)	$0.3

Financial Liabilities:
Derivatives	$31.9	$—	$31.9	$(31.9)	$—	$—

	December 31, 2019
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$27.5	$—	$27.5	$(4.0)	$(23.5)	$—
Securities Lending	176.4	—	176.4	(176.4)	—	—
Total	$203.9	$—	$203.9	$(180.4)	$(23.5)	$—

Financial Liabilities:
Derivatives	$34.6	$—	$34.6	$(31.3)	$—	$3.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in millions of dollars)		(in millions of dollars)
Fixed Maturity Securities	$542.5	$564.7	$1,082.3	$1,109.6
Derivatives	20.7	18.0	40.9	35.9
Mortgage Loans	28.0	24.9	57.0	51.6
Policy Loans	5.0	4.8	9.8	9.5
Other Long-term Investments
Perpetual Preferred Securities[1]	10.6	0.4	(6.5)	4.5
Private Equity Partnerships[2]	(31.3)	12.6	(20.9)	14.8
Other	1.7	3.3	4.9	2.8
Short-term Investments	2.4	6.7	8.8	13.7
Gross Investment Income	579.6	635.4	1,176.3	1,242.4
Less Investment Expenses	7.6	7.3	16.1	16.3
Less Investment Income on Participation Fund Account Assets	3.0	3.2	6.2	6.5
Net Investment Income	$569.0	$624.9	$1,154.0	$1,219.6

1 The net unrealized gain (loss) recognized in net investment income for the three and six months ended June 30, 2020 related to perpetual preferred securities still held at June 30, 2020 was $10.0 million and $(7.9) million, respectively. The net unrealized gain (loss) recognized in net investment income for the three and six months ended June 30, 2019 related to perpetual preferred securities still held at June 30, 2019 was $(0.1) million and $3.0 million.

2 The net unrealized loss recognized in net investment income for the three and six months ended June 30, 2020 related to private equity partnerships still held at June 30, 2020 was $41.0 million and $35.6 million. The net unrealized gain recognized in net investment income for the three and six months ended June 30, 2019 related to private equity partnerships still held at June 30, 2019 was $6.3 million and $3.6 million. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 4 - Investments - Continued
Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in millions of dollars)		(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$3.6	$7.9	$5.0	$11.2
Gross Losses on Sales	(4.1)	(16.9)	(4.8)	(24.8)
Credit Losses	(5.4)	—	(59.3)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	—	3.0	0.3	3.9
Gross Losses on Sales	—	—	(0.2)	(0.1)
Credit Losses	(2.0)	—	(4.6)	—
Embedded Derivative in Modified Coinsurance Arrangement	41.9	(0.8)	(45.0)	4.7
All Other Derivatives	(1.0)	(0.9)	(1.7)	(0.6)
Foreign Currency Transactions	0.8	0.4	0.1	(0.5)
Net Realized Investment Gain (Loss)	$33.8	$(7.3)	$(110.2)	$(6.2)
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
June 30, 2020
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
June 30, 2020
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. As of June 30, 2020, our credit exposure on derivatives was $0.3 million. At December 31, 2019, we had no credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	June 30, 2020	December 31, 2019
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$48.9	$24.0
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$18.5	$28.6

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $31.9 million and $34.6 million at June 30, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 5 - Derivative Financial Instruments - Continued
Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at March 31, 2019	$533.9	$250.0	$11.2	$13.0	$808.1
Additions	57.0	—	—	10.5	67.5
Terminations	32.1	—	—	23.1	55.2
Foreign Currency	—	—	(0.3)	(0.4)	(0.7)
Balance at June 30, 2019	$558.8	$250.0	$10.9	$—	$819.7

Balance at December 31, 2018	$538.2	$250.0	$11.0	$—	$799.2
Additions	99.6	—	—	23.5	123.1
Terminations	79.0	—	—	23.1	102.1
Foreign Currency	—	—	(0.1)	(0.4)	(0.5)
Balance at June 30, 2019	$558.8	$250.0	$10.9	$—	$819.7

Balance at March 31, 2020	$663.1	$250.0	$10.7	$7.6	$931.4
Additions	—	—	—	—	—
Terminations	—	—	—	—	—
Foreign Currency	—	—	—	—	—
Balance at June 30, 2020	$663.1	$250.0	$10.7	$7.6	$931.4

Balance at December 31, 2019	$611.1	$250.0	$11.4	$8.9	$881.4
Additions	52.0	—	—	—	52.0
Terminations	—	—	—	1.3	1.3
Foreign Currency	—	—	(0.7)	—	(0.7)
Balance at June 30, 2020	$663.1	$250.0	$10.7	$7.6	$931.4

Cash Flow Hedges

As of June 30, 2020 and December 31, 2019, we had $213.5 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of June 30, 2020, we expect to amortize approximately $74.3 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of June 30, 2020, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2045.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 5 - Derivative Financial Instruments - Continued
Fair Value Hedges

As of June 30, 2020 and December 31, 2019, we had $301.4 million and $249.4 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of June 30, 2020 and December 31, 2019, we had $250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security.

The following table summarizes the carrying amount of hedged assets and liabilities and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$236.1	$239.4	$(1.8)	$1.1

Long-term Debt	$(250.5)	$(249.2)	$(0.6)	$0.6

For the three and six months ended June 30, 2020, $4.5 million of the derivative instruments' loss and $24.3 million of the derivative instruments' gain, respectively, was excluded from the assessment of hedge effectiveness. For the three and six months ended June 30, 2019, $1.6 million and $1.5 million, respectively, of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of June 30, 2020 and December 31, 2019, we held $148.2 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

As of June 30, 2020 and December 31, 2019, we held $10.7 million and $11.4 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of June 30, 2020 and December 31, 2019, we held $7.6 million and $8.9 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

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
Unum Group and Subsidiaries
June 30, 2020
Note 5 - Derivative Financial Instruments - Continued
reinsurance contract. There are no credit-related counterparty triggers, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down.

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	June 30, 2020
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Exchange Contracts	Other L-T Investments	$29.0	Other Liabilities	$4.5

Fair Value Hedges
Interest Rate Swaps	Other L-T Investments	0.6	Other Liabilities	—
Foreign Exchange Contracts	Other L-T Investments	32.4	Other Liabilities	2.7
Total Fair Value Hedges		33.0		2.7

Total Designated as Hedging Instruments		$62.0		$7.2

Not Designated as Hedging Instruments
Credit Default Swaps	Other L-T Investments	$0.5	Other Liabilities	$—
Forwards	Other L-T Investments	0.3	Other Liabilities	—
Foreign Exchange Contracts	Other L-T Investments	0.3	Other Liabilities	24.7
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	67.8
Total Not Designated as Hedging Instruments		$1.1		$92.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
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
June 30, 2020
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30
	2020			2019
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$569.0	$33.8	$47.5	$624.9	$(7.3)	$42.6

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	73.0	0.1	7.3	75.1	0.6	7.7
Derivatives Designated as Hedging Instruments	19.7	0.4	0.7	17.9	—	0.6
Foreign Exchange Contracts:
Hedged items	3.2	—	—	3.7	1.1	—
Derivatives Designated as Hedging Instruments	0.4	—	—	(0.4)	(1.0)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	0.3	3.6	—	(2.1)	3.6
Derivatives Designated as Hedging Instruments	—	(0.3)	(0.4)	—	2.1	0.7
Foreign Exchange Contracts
Hedged items	1.8	10.3	—	0.5	1.1	—
Derivatives Designated as Hedging Instruments	1.3	(10.3)	—	0.4	(1.1)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 5 - Derivative Financial Instruments - Continued

	Six Months Ended June 30
	2020			2019
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$1,154.0	$(110.2)	$93.2	$1,219.6	$(6.2)	$84.7

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	146.0	0.1	14.6	147.5	(2.9)	15.4
Derivatives Designated as Hedging Instruments	38.9	0.4	1.3	35.6	4.0	1.2
Foreign Exchange Contracts:
Hedged items	6.1	—	—	8.3	1.9	—
Derivatives Designated as Hedging Instruments	1.3	—	—	(0.6)	(1.7)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	(1.2)	7.2	—	(3.6)	7.2
Derivatives Designated as Hedging Instruments	—	1.2	(0.3)	—	3.6	1.5
Foreign Exchange Contracts
Hedged items	3.2	(2.9)	—	0.9	0.8	—
Derivatives Designated as Hedging Instruments	2.1	2.9	—	0.7	(0.8)	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in millions of dollars)		(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$—	$(0.1)	$—	$(0.1)
Foreign Exchange Contracts	(7.9)	1.6	11.6	(10.7)
Total	$(7.9)	$1.5	$11.6	$(10.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in millions of dollars)		(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.9)	$(0.1)	$(0.1)	$(0.6)
Foreign Exchange Contracts	(0.1)	(0.8)	(1.6)	(0.1)
Embedded Derivative in Modified Coinsurance Arrangement	41.9	(0.8)	(45.0)	4.7
Total	$40.9	$(1.7)	$(46.7)	$4.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 6 - Accumulated Other Comprehensive Income (Loss)
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at March 31, 2020	$395.3	$210.6	$(345.2)	$(477.8)	$(217.1)
Other Comprehensive Income (Loss) Before Reclassifications	563.6	(9.3)	(3.0)	0.2	551.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	4.2	(15.1)	—	3.7	(7.2)
Net Other Comprehensive Income (Loss)	567.8	(24.4)	(3.0)	3.9	544.3
Balance at June 30, 2020	$963.1	$186.2	$(348.2)	$(473.9)	$327.2

Balance at March 31, 2019	$(0.1)	$230.1	$(287.9)	$(444.4)	$(502.3)
Other Comprehensive Income (Loss) Before Reclassifications	280.6	0.9	(19.7)	1.0	262.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	6.4	(13.0)	—	3.6	(3.0)
Net Other Comprehensive Income (Loss)	287.0	(12.1)	(19.7)	4.6	259.8
Balance at June 30, 2019	$286.9	$218.0	$(307.6)	$(439.8)	$(242.5)

Balance at December 31, 2019	$615.9	$187.8	$(281.6)	$(484.8)	$37.3
Other Comprehensive Income (Loss) Before Reclassifications	300.4	28.4	(66.6)	3.3	265.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	46.8	(30.0)	—	7.6	24.4
Net Other Comprehensive Income (Loss)	347.2	(1.6)	(66.6)	10.9	289.9
Balance at June 30, 2020	$963.1	$186.2	$(348.2)	$(473.9)	$327.2

Balance at December 31, 2018	$(312.4)	$250.6	$(305.2)	$(447.2)	$(814.2)
Other Comprehensive Income (Loss) Before Reclassifications	586.0	(3.8)	(2.4)	0.2	580.0
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	13.3	(28.8)	—	7.2	(8.3)
Net Other Comprehensive Income (Loss)	599.3	(32.6)	(2.4)	7.4	571.7
Balance at June 30, 2019	$286.9	$218.0	$(307.6)	$(439.8)	$(242.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
The net unrealized gain (loss) on securities consists of the following components:

				Change at June 30, 2020
	June 30	March 31	December 31	Three Months	Six Months
	2020	2020	2019	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$7,422.8	$4,261.2	$6,364.4	$3,161.6	$1,058.4
Deferred Acquisition Costs	(69.4)	(37.4)	(62.7)	(32.0)	(6.7)
Reserves for Future Policy and Contract Benefits	(6,459.8)	(3,899.5)	(5,803.1)	(2,560.3)	(656.7)
Reinsurance Recoverable	464.5	322.7	424.7	141.8	39.8
Income Tax	(395.0)	(251.7)	(307.4)	(143.3)	(87.6)
Total	$963.1	$395.3	$615.9	$567.8	$347.2

				Change at June 30, 2019
	June 30	March 31	December 31	Three Months	Six Months
	2019	2019	2018	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$5,635.4	$4,308.4	$2,736.5	$1,327.0	$2,898.9
Deferred Acquisition Costs	(57.0)	(42.6)	(27.9)	(14.4)	(29.1)
Reserves for Future Policy and Contract Benefits	(5,455.7)	(4,451.0)	(3,220.3)	(1,004.7)	(2,235.4)
Reinsurance Recoverable	385.7	328.5	261.4	57.2	124.3
Income Tax	(221.5)	(143.4)	(62.1)	(78.1)	(159.4)
Total	$286.9	$(0.1)	$(312.4)	$287.0	$599.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Loss
Loss on Sales of Securities	$—	$(8.1)	$—	$(16.8)
Credit Losses on Fixed Maturity Securities	(5.4)	—	(59.3)	—
	(5.4)	(8.1)	(59.3)	(16.8)
Income Tax Benefit	(1.2)	(1.7)	(12.5)	(3.5)
Total	$(4.2)	$(6.4)	$(46.8)	$(13.3)

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$18.9	$17.6	$37.7	$35.0
Gain (Loss) on Foreign Exchange Contracts	0.5	(0.1)	1.0	(0.2)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	0.4	0.4	0.4	4.4
Loss on Foreign Exchange Contracts	—	(1.0)	—	(1.8)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.5)	(0.5)	(1.1)	(1.0)
	19.3	16.4	38.0	36.4
Income Tax Expense	4.2	3.4	8.0	7.6
Total	$15.1	$13.0	$30.0	$28.8

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.9)	$(4.6)	$(9.9)	$(9.3)
Amortization of Prior Service Credit	—	—	0.1	0.1
	(4.9)	(4.6)	(9.8)	(9.2)
Income Tax Benefit	(1.2)	(1.0)	(2.2)	(2.0)
Total	$(3.7)	$(3.6)	$(7.6)	$(7.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses
Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2020	2019
	(in millions of dollars)
Balance at January 1	$23,076.7	$23,149.0
Less Reinsurance Recoverable	2,246.8	2,227.3
Net Balance at January 1	20,829.9	20,921.7

Incurred Related to
Current Year	3,187.2	3,101.9
Prior Years
Interest	528.5	545.5
All Other Incurred	(270.5)	(202.2)
Foreign Currency	(130.2)	(8.5)
Total Incurred	3,315.0	3,436.7

Paid Related to
Current Year	(1,015.9)	(973.4)
Prior Years	(2,546.6)	(2,542.1)
Total Paid	(3,562.5)	(3,515.5)

Net Balance at June 30	20,582.4	20,842.9
Plus Reinsurance Recoverable	2,260.2	2,247.7
Balance at June 30	$22,842.6	$23,090.6

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
June 30, 2020
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	June 30
	2020	2019
	(in millions of dollars)
Policy and Contract Benefits	$1,778.8	$1,751.4
Reserves for Future Policy and Contract Benefits	48,335.1	47,138.3
Total	50,113.9	48,889.7
Less:
Life Reserves for Future Policy and Contract Benefits	8,436.7	8,335.1
Accident and Health Active Life Reserves	12,374.8	12,008.3
Adjustment Related to Unrealized Investment Gains and Losses	6,459.8	5,455.7
Liability for Unpaid Claims and Claim Adjustment Expenses	$22,842.6	$23,090.6

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
June 30, 2020
Note 8 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

Certain prior year amounts were reclassified to conform to current year presentation.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$461.0	$457.2	$924.0	$910.1
Group Short-term Disability	203.6	187.6	406.8	376.3
Group Life and Accidental Death & Dismemberment
Group Life	414.6	420.0	829.1	834.4
Accidental Death & Dismemberment	41.7	41.7	83.4	82.7
Supplemental and Voluntary
Individual Disability	113.1	108.5	222.6	219.2
Voluntary Benefits	224.0	228.6	454.4	463.0
Dental and Vision	64.7	60.9	130.1	120.7
	1,522.7	1,504.5	3,050.4	3,006.4
Unum International
Unum UK
Group Long-term Disability	89.0	89.6	179.8	177.5
Group Life	25.1	28.8	56.0	56.0
Supplemental	24.6	22.4	48.5	44.1
Unum Poland	18.4	17.8	37.4	35.0
	157.1	158.6	321.7	312.6
Colonial Life
Accident, Sickness, and Disability	250.3	242.4	499.6	484.6
Life	96.8	88.3	190.6	175.9
Cancer and Critical Illness	91.5	90.2	183.1	179.7
	438.6	420.9	873.3	840.2
Closed Block
Long-term Care	165.7	162.6	330.5	325.6
Individual Disability	83.1	94.4	160.1	192.5
All Other	1.5	2.1	4.1	4.5
	250.3	259.1	494.7	522.6

Total Premium Income	$2,368.7	$2,343.1	$4,740.1	$4,681.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 8 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended June 30, 2020

Premium Income	$1,522.7	$157.1	$438.6	$250.3	$—	$2,368.7
Net Investment Income	176.9	26.3	36.8	326.3	2.7	569.0
Other Income	35.3	0.2	0.3	13.7	0.2	49.7
Adjusted Operating Revenue	$1,734.9	$183.6	$475.7	$590.3	$2.9	$2,987.4

Adjusted Operating Income (Loss)	$231.9	$15.1	$90.9	$36.7	$(58.1)	$316.5

Three Months Ended June 30, 2019

Premium Income	$1,504.5	$158.6	$420.9	$259.1	$—	$2,343.1
Net Investment Income	184.1	44.8	37.2	354.5	4.3	624.9
Other Income	36.8	0.3	0.7	16.5	1.7	56.0
Adjusted Operating Revenue	$1,725.4	$203.7	$458.8	$630.1	$6.0	$3,024.0

Adjusted Operating Income (Loss)	$254.3	$30.7	$84.4	$33.7	$(43.8)	$359.3

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Six Months Ended June 30, 2020

Premium Income	$3,050.4	$321.7	$873.3	$494.7	$—	$4,740.1
Net Investment Income	356.5	52.8	74.5	662.4	7.8	1,154.0
Other Income	75.5	0.2	0.6	31.9	0.2	108.4
Adjusted Operating Revenue	$3,482.4	$374.7	$948.4	$1,189.0	$8.0	$6,002.5

Adjusted Operating Income (Loss)	$493.7	$34.5	$172.0	$66.4	$(104.0)	$662.6

Six Months Ended June 30, 2019

Premium Income	$3,006.4	$312.6	$840.2	$522.6	$—	$4,681.8
Net Investment Income	366.2	69.6	74.1	701.1	8.6	1,219.6
Other Income	71.3	0.3	1.3	34.5	1.7	109.1
Adjusted Operating Revenue	$3,443.9	$382.5	$915.6	$1,258.2	$10.3	$6,010.5

Adjusted Operating Income (Loss)	$506.6	$59.8	$169.6	$64.7	$(89.2)	$711.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 8 - Segment Information - Continued

	June 30	December 31
	2020	2019
	(in millions of dollars)
Assets
Unum US	$18,790.7	$18,586.3
Unum International	3,823.9	3,869.1
Colonial Life	4,768.0	4,629.0
Closed Block	37,823.7	37,008.7
Corporate	4,098.9	2,920.3
Total Assets	$69,305.2	$67,013.4

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

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals. We exclude these items as we believe them to be infrequent or unusual in nature, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in this Item 1 for further discussion regarding the impairment loss on the ROU asset related to one of our operating leases for office space.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 8 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in millions of dollars)
Total Revenue	$3,021.2	$3,016.7	$5,892.3	$6,004.3
Excluding:
Net Realized Investment Gain (Loss)	33.8	(7.3)	(110.2)	(6.2)
Adjusted Operating Revenue	$2,987.4	$3,024.0	$6,002.5	$6,010.5

Income Before Income Tax	$337.6	$352.0	$539.7	$705.3
Excluding:
Net Realized Investment Gain (Loss)	33.8	(7.3)	(110.2)	(6.2)
Impairment Loss on ROU Asset	(12.7)	—	(12.7)	—
Adjusted Operating Income	$316.5	$359.3	$662.6	$711.5

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
June 30, 2020
Note 9 - Employee Benefit Plans - Continued
The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2020	2019	2020	2019	2020	2019
	(in millions of dollars)
Service Cost	$2.7	$2.7	$—	$—	$—	$—
Interest Cost	18.3	20.9	1.2	1.6	1.1	1.3
Expected Return on Plan Assets	(26.6)	(24.9)	(2.3)	(2.3)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss (Gain)	4.6	5.0	0.3	0.2	—	(0.6)
Total Net Periodic Benefit Cost (Credit)	$(1.0)	$3.7	$(0.8)	$(0.5)	$0.9	$0.5

	Six Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2020	2019	2020	2019	2020	2019
	(in millions of dollars)
Service Cost	$5.5	$5.4	$—	$—	$—	$—
Interest Cost	36.5	41.7	2.4	3.1	2.1	2.6
Expected Return on Plan Assets	(53.3)	(49.7)	(4.7)	(4.5)	(0.3)	(0.3)
Amortization of:
Net Actuarial Loss (Gain)	9.3	10.1	0.6	0.4	—	(1.2)
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost (Credit)	$(2.0)	$7.5	$(1.7)	$(1.0)	$1.7	$1.0

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 10 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in millions of dollars, except share data)
Numerator
Net Income	$265.5	$281.2	$426.5	$562.1

Denominator (000s)
Weighted Average Common Shares - Basic	203,624.3	211,068.7	203,466.9	212,672.8
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	46.8	43.9	48.3	88.3
Weighted Average Common Shares - Assuming Dilution	203,671.1	211,112.6	203,515.2	212,761.1

Net Income Per Common Share
Basic	$1.30	$1.33	$2.10	$2.64
Assuming Dilution	$1.30	$1.33	$2.10	$2.64

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from stock options and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units. The outstanding stock options have an exercise price of $24.25 and the nonvested restricted stock units have grant prices ranging from $12.45 to $55.26. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 1.8 million and 1.5 million potential common shares for the three and six months ended June 30, 2020. There were approximately 1.2 million potential common shares that were antidilutive for both the three and six months ended June 30, 2019.

Common Stock

During the second quarter of 2019, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 23, 2020. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on November 24, 2019. The remaining repurchase amount under the new program was $516.2 million at June 30, 2020.

Common stock repurchases are accounted for using the cost method and classified as treasury stock until otherwise retired. During the three and six months ended June 30, 2019, we repurchased 2.9 million and 5.6 million shares at a cost of $100.2 million and $200.2 million, respectively, which included commissions of $0.2 million in each period. There were no shares repurchased during the three or six months ended June 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2020
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
June 30, 2020
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

On November 9, 2018, the court consolidated the Pittman, Cunningham, and City of Taylor Police and Fire Retirement System cases into one matter entitled In re Unum Group Securities Litigation, appointed a lead plaintiff and lead plaintiff’s counsel, and directed the plaintiff to file a consolidated amended complaint. On January 15, 2019, the plaintiff filed a consolidated amended complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks compensatory damages in an amount to be proven at trial as well as costs, expenses, and attorney’s fees. On March 18, 2019, the Company filed a motion to dismiss the consolidated amended complaint. On November 4, 2019, the court heard oral argument on the motion. On June 1, 2020, the court granted the Company’s motion and dismissed the cases with prejudice. On June 26, 2020, the plaintiffs filed a notice of appeal with the Sixth Circuit Court of Appeals.

The appeal is in a very preliminary stage and the outcome is uncertain. We believe the appeal and the underlying claims lack merit and reserves have not been established for these matters as we are unable to estimate a range of reasonably possible losses. However, an adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of any ruling, materially adversely affect our consolidated results of operations in a period.

Note 12 - Other

At June 30, 2020, short-term debt consisted entirely of our 5.625% senior unsecured notes due in the third quarter of 2020. Also included in the carrying amount of short-term debt are deferred debt costs of $0.1 million.

During the six months ended June 30, 2020, we made principal payments of $30.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

In May 2020, we issued $500.0 million of 4.500% senior notes due 2025. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
June 30, 2020
Note 12 - Other - Continued
At June 30, 2020, letters of credit totaling $0.6 million had been issued from our credit facilities, but there were no borrowed amounts outstanding. Borrowings under the credit facilities are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The two primary financial covenants include limitations based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness. The credit facilities provide for borrowings at an interest rate based either on the prime rate or LIBOR.

In connection with a financial examination of Unum Life Insurance Company of America (Unum America), which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves are deficient by $2.1 billion as of December 31, 2018, the financial statement date of the examination period. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. The 2020 phase-in amount is estimated to be between $200 million and $250 million. This strengthening will be accomplished by our actuaries incorporating explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions will add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows. If the permitted practice was not granted by the MBOI to phase in these additional statutory reserves, the impact to the risk-based capital ratio would have triggered a regulatory event.

During the second quarter of 2020, we recognized an impairment loss of $12.7 million, or $10.0 million after-tax, on the right-of-use (ROU) asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment loss was recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. The fair value of the ROU asset was determined based on a discounted cash flow model utilizing estimated market rates for sub-lease rentals. The impairment loss is recorded within other expenses in the consolidated statements of income and is included within our Corporate segment.

On July 22, 2020, the Finance Bill 2019-21 was enacted, resulting in a U.K. tax rate increase from 17 percent to 19 percent, retroactively effective April 1, 2020, which will result in approximately $9 million of additional tax expense for the revaluation of our tax liabilities in the third quarter of 2020.

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

Operating Performance and Capital Management

For the second quarter of 2020, we reported net income of $265.5 million, or $1.30 per diluted common share, compared to net income of $281.2 million, or $1.33 per diluted common share, in the second quarter of 2019. For the first six months of 2020, we reported net income of $426.5 million, or $2.10 per diluted common share, compared to net income of $562.1 million, or $2.64 per diluted common share in the same period of 2019. Net income includes net realized investment gains and losses. Included in our results for the second quarter and first six months of 2020 is an impairment loss on the right-of-use (ROU) asset related to one of our operating leases of $12.7 million before tax and $10.0 million after tax, or $0.05 per diluted common share for both the second quarter and first six months of 2020. Adjusting for these items, after-tax adjusted operating income for the second quarter of 2020 was $250.1 million, or $1.23 per diluted common share compared to $286.9 million, or $1.36 per diluted common share, for the same period of 2019. After-tax adjusted operating income was $524.2 million, or $2.58 per diluted common share, in the first six months of 2020, compared to $567.2 million, or $2.67 per diluted common share, in the first six months of 2019. See "Reconciliation of Non-GAAP and Other Financial Measures" contained in this Item 2 for a reconciliation of these items.

Our Unum US segment reported a decrease in adjusted operating income of 8.8 percent and 2.5 percent in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, due to less favorable benefits experience, particularly in the group life product line, lower net investment income, and higher operating expenses, partially offset by growth in premium income. Also impacting the comparison for the first six months of 2020 relative to the same period of 2019 were unfavorable deferred acquisition costs. The benefit ratio for our Unum US segment was 68.1 percent and 66.3 percent in the second quarter and first six months of 2020, respectively, compared to 67.6 percent and 66.5 percent in second quarter and first six months of 2019. Unum US sales decreased 2.9 percent and 9.8 percent in second quarter and first six months of 2020, respectively, compared to the same periods of 2019. Overall persistency was lower relative to the prior year period.

Our Unum International segment reported a decrease in adjusted operating income, as measured in U.S. dollars, of 50.8 percent and 42.3 percent in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019. As measured in local currency, our Unum UK line of business reported a decrease in adjusted operating income of 55.5 percent in the second quarter of 2020 compared to the same period of 2019 due to lower net investment income, partially offset by growth in premium income and favorable benefits experience. Our Unum UK line of business reported a decrease in adjusted operating income of 46.3 percent in the first six months of 2020 compared to the same period of 2019, due primarily to lower net investment income and less favorable benefits experience, partially offset by growth in premium income. The benefit ratio for our Unum UK line of business was 82.5 percent and 81.5 percent in the second quarter and first six months of 2020, respectively, compared to 85.6 percent and 78.1 percent in the same periods of 2019. Unum International sales, as measured in U.S. dollars, increased 1.3 percent and 3.3 percent in the second quarter and first six months of 2020 compared to the same periods of 2019. Unum UK sales, as measured in local currency increased 5.8 percent and 8.5 percent in the second quarter and first six months of 2020 compared to the same periods of 2019. Persistency was lower relative to the prior year period.

Our Colonial Life segment reported an increase in adjusted operating income of 7.7 percent and 1.4 percent in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019. The increase in adjusted operating income in the second quarter of 2020 relative to the same prior year period is due primarily to growth in premium income and favorable benefits experience. The increase in adjusted operating income in the first six months of 2020 compared to the same prior year period is due primarily to growth in premium income partially offset by slightly less favorable benefits experience. The benefit ratio for Colonial Life was 50.7 percent and 51.6 percent in the second quarter and first six months of 2020, respectively, compared to 51.4 percent and 51.2 percent in the same periods of 2019. Colonial Life sales decreased 43.0 percent and 27.2 percent in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019. Persistency was generally stable relative to the prior year.

Our Closed Block segment reported an increase in adjusted operating income of 8.9 percent and 2.6 percent in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019 due primarily to favorable benefits experience in the long-term care product line, partially offset by lower net investment income and unfavorable benefits experience in the individual disability product line. Benefits experience for long-term care was favorable in the second quarter and first six months of 2020 relative to the same periods of 2019 and is currently lower than our expectations with an interest adjusted loss ratio of 81.1 percent on a rolling twelve-month basis. Individual disability benefits experience was unfavorable in the second quarter and first six months of 2020 relative to the same periods of 2019 and is currently slightly higher than our range of expectations.

Our net investment income yields continue to be pressured by the low interest rate environment as we maintain consistent credit quality in our invested asset portfolio. The net unrealized gain on our fixed maturity securities was $7.4 billion at June 30, 2020, compared to $6.4 billion at December 31, 2019, with the increase due primarily to a decline in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.62 percent for the first six months of 2020 compared to a yield of 5.00 percent for full year 2019.

We believe our capital and financial positions are strong. At June 30, 2020, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 370 percent, which is in line with our expectations. We did not repurchase shares during the first six months of 2020. Our weighted average common shares outstanding, assuming dilution, equaled 203.7 million and 211.1 million for the second quarters of 2020 and 2019, respectively, and 203.5 million and 212.8 million for the first six months of 2020 and 2019, respectively. As of June 30, 2020, Unum Group and our intermediate holding companies held short-dated fixed maturity securities, short-term investments, and cash of $1,553 million.

Impairment Loss on ROU Asset

During the second quarter of 2020, we recognized an impairment loss of $12.7 million, or $10.0 million after-tax, on the ROU asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment loss was recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. For further information on the impairment loss related to the ROU asset, see Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

Results of Operations

Benefits Experience

Although we have not yet fully determined the correlation between COVID-19 and our benefits experience, we have identified activity in certain of our products that is inconsistent with historical experience that may be due in part to COVID-19 and the related environment. In particular, we have experienced higher claims incidence in our Unum US group life product line and lower claim resolutions in our Unum UK group long-term disability product line due to disruptions in our claims processes. Conversely, we have experienced lower claims utilization in our dental and vision products resulting from the impact of stay-at-home orders and general quarantine measures. With respect to our long-term care product line, we have experienced higher claimant mortality and lower submitted incidence.

We continue to monitor the benefits experience across all of our products for trends potentially correlated with COVID-19. For further discussion regarding the benefits experience for each of our operating business segments, see "Segment Results" herein in this Item 2.

Net Investment Income

We have experienced a decline in our net investment income as a result of the current economic conditions. Most significantly, declines in the net asset values of our partnership investments in the second quarter of 2020, which reflect the market conditions of the first quarter of 2020, have resulted in lower net investment income of approximately $30 million. During the second quarter of 2020, U.S. equity markets recovered from the severe decline experienced during the first quarter of 2020 due to COVID-19, and although our partnership investments are not directly correlated with those markets, their results were positively impacted and should drive higher asset fair values, which will be reflected in our results during the third quarter of 2020. In addition to our partnership investment activity, the current economic conditions have sustained the low interest rate environment, which has and will continue to impact the yield on our invested assets, particularly related to the investment of new cash flows. We have also worked with certain of our commercial mortgage loan borrowers that have requested temporary payment deferrals but these instances have not resulted in a significant number of loans with deferrals or a significant impact on our net investment income. For further information on our investment portfolio, see "Investments" contained herein in this Item 2 and Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Premium Income and Premium Receivable Collectability

We have not experienced a material decline in our premium income but we have experienced a disruption in sales activity related to certain of our product lines due to some potential new customers deferring their purchasing decisions given the current economic environment and our inability to meet with potential new customers for policies that are traditionally sold in person. If we continue to experience this disruption, our premium income would likely decline. Although we have not experienced a material decline in the collectibility of premiums due from our customers, we have increased the allowance for credit losses on our premium receivable balances to consider higher unemployment levels, the expected reversal of state-level requirements regarding billing and administration accommodations, and the general uncertainty regarding the financial condition of our customers. We continue to work with our customers to understand their respective financial conditions and develop solutions on a case-by-case basis to allow for additional payment flexibility to enhance the likelihood of premium collection and avoid disruptions in coverage. However, circumstances may deteriorate quickly which could result in the decline of persistency levels and sales growth in the near term, and potentially longer if the current situation persists, which may materially impact our results of operations through continued increases in our allowances for credit losses and lower premium income.

See Notes 1 and 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on our allowances for credit losses.

Financial Condition

Investments

Regarding our fixed maturity security portfolio, the current economic conditions have increased volatility in the capital markets and have caused significant pressure on the profitability of many companies. The sharp decline in oil prices experienced earlier in the year, while not directly related to COVID-19 initially, also caused pressure on the profitability of companies in the energy sector. We recorded credit losses during the first quarter of 2020 primarily related to fixed maturity securities issued by companies in the energy sector, but recorded minimal credit losses related to energy securities in the second quarter of 2020 primarily as a result of the improvement in oil prices. Our exposure to consumer cyclicals which have been stressed due to COVID-19 related shutdowns is a small portion of our portfolio and our exposure to other stressed industries such as airlines and restaurants is minimal. We continue to monitor capital market activity on a regular basis and to the extent that there is continued volatility and ratings downgrades related to the issuers of our fixed maturity securities, we could experience further credit losses, an increase in defaults, and the need for additional capital in our insurance subsidiaries. However, we remain confident in the overall strength and credit quality of our investment portfolio.

Other

If we continue to experience unfavorable trends in the above areas of focus, we may experience an increase in the amortization of deferred acquisition costs associated with a decline in persistency. We may also be required to write-off or impair certain intangible/long-lived assets such as value of business acquired and goodwill if we experience declines in the overall profitability of our businesses and further declines in our market capitalization. Furthermore, if the profitability of our businesses declines, we may also be required to establish a valuation allowance regarding the realization of our deferred tax assets.

Liquidity and Capital Resources

We have strengthened our liquidity position through actions such as maintaining a higher level of short-term investments and posting additional collateral from certain of our U.S. insurance subsidiaries to the regional Federal Home Loan Banks (FHLB). As a result, we believe we have the appropriate liquidity and access to capital to avoid significant disruption to our operations. We have not yet experienced a significant impact to our liquidity as a result of the collection of premiums and submitted claims activity; however, we continually monitor the developments of these items.

As of June 30, 2020, we have borrowed $162.1 million of funds through our memberships with the regional FHLBs and those funds are used for the purpose of investing in either short-term investments or fixed maturity securities but may be utilized for liquidity if the need arises. Additionally, we have access to two unsecured revolving credit facilities under separate syndicates of lenders that allow us to borrow up to a total of $600 million. There are currently no outstanding borrowings on these facilities but we remain in compliance with required covenants should we choose to borrow in the future. In May 2020, we also issued $500.0 million of 4.500% senior notes due 2025 which strengthened our liquidity and demonstrated our ability to raise capital in the current environment.

Other than the upcoming maturity of our $400.0 million aggregate principal amount of 5.625% unsecured notes due in the third quarter of 2020, which we funded through an issuance of debt during the second quarter of 2019, we have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

To the extent that we begin to experience a significant impact to our liquidity, we would likely sell highly liquid invested assets or borrow funds on our credit facilities to meet operational cash flow requirements.

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

U.K. Referendum

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the EU. The bill gives approval to an 11-month transition period, until December 31, 2020, to allow for further negotiations regarding the details of the future relationship. We do not expect the underlying operations of our U.K. business to be significantly impacted by the withdrawal but we may see some continued dampening of growth in the U.K. as well as earnings volatility due to the current disruption and uncertainty in the U.K. economy. We may also experience volatility in the fair values of our investments in U.K. and EU-based issuers but we do not believe this volatility will impact our ability to hold these investments. There are currently no indications that capital requirements for our U.K. operations will change, but changes in economic conditions as a result of the U.K.'s withdrawal may cause additional volatility in our solvency ratios. Our reported consolidated financial results may continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate. Further discussion is contained herein in "Unum International Segment" in this Item 2.

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

In consideration of the recent COVID-19 pandemic, in the near term, we expect top line growth to be challenging, and we may also continue to experience increased claims volatility. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. We would also expect to experience further investment volatility through net investment income for unfavorable partnership net asset values and ratings migrations within our portfolio which will have unfavorable impacts to our capital position. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.

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

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals. We exclude these items as we believe them to be infrequent or unusual in nature, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See "Executive Summary" contained herein in this Item 2 and Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the impairment loss on the ROU asset related to one of our operating leases for office space.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended June 30
	2020		2019
	(in millions)	per share *	(in millions)	per share *
Net Income	$265.5	$1.30	$281.2	$1.33
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $8.4; $(1.6))	25.4	0.12	(5.7)	(0.03)
Impairment Loss on ROU Asset (net of tax benefit of $2.7; $—)	(10.0)	(0.05)	—	—
After-tax Adjusted Operating Income	$250.1	$1.23	$286.9	$1.36

	Six Months Ended June 30
	2020		2019
	(in millions)	per share *	(in millions)	per share *
Net Income	$426.5	$2.10	$562.1	$2.64
Excluding:
Net Realized Investment Gain (Loss) (net of tax benefit of $22.5; $1.1)	(87.7)	(0.43)	(5.1)	(0.03)
Impairment Loss on ROU Asset (net of tax benefit of $2.7; $—)	(10.0)	(0.05)	—	—
After-tax Adjusted Operating Income	$524.2	$2.58	$567.2	$2.67

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in millions of dollars)
Total Revenue	$3,021.2	$3,016.7	$5,892.3	$6,004.3
Excluding:
Net Realized Investment Gain (Loss)	33.8	(7.3)	(110.2)	(6.2)
Adjusted Operating Revenue	$2,987.4	$3,024.0	$6,002.5	$6,010.5

Income Before Income Tax	$337.6	$352.0	$539.7	$705.3
Excluding:
Net Realized Investment Gain (Loss)	33.8	(7.3)	(110.2)	(6.2)
Impairment Loss on ROU Asset	(12.7)	—	(12.7)	—
Adjusted Operating Income	$316.5	$359.3	$662.6	$711.5

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. Effective January 1, 2020, we adopted new accounting guidance regarding estimating expected credit losses related to our commercial mortgage loan investments and the recording of credit losses related to our available-for-sale fixed maturity securities. There have been no other significant changes in our critical accounting estimates during the six months ended June 30, 2020.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2019.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Revenue
Premium Income	$2,368.7	1.1%	$2,343.1	$4,740.1	1.2%	$4,681.8
Net Investment Income	569.0	(8.9)	624.9	1,154.0	(5.4)	1,219.6
Net Realized Investment Gain (Loss)	33.8	N.M.	(7.3)	(110.2)	N.M.	(6.2)
Other Income	49.7	(11.3)	56.0	108.4	(0.6)	109.1
Total Revenue	3,021.2	0.1	3,016.7	5,892.3	(1.9)	6,004.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,882.8	(1.0)	1,902.6	3,737.6	(0.2)	3,743.4
Commissions	273.0	(4.0)	284.4	552.2	(3.9)	574.5
Interest and Debt Expense	47.5	11.5	42.6	93.2	10.0	84.7
Deferral of Acquisition Costs	(149.9)	(12.0)	(170.3)	(311.9)	(9.3)	(344.0)
Amortization of Deferred Acquisition Costs	140.7	(7.2)	151.6	316.9	(1.6)	322.2
Compensation Expense	233.2	4.2	223.9	472.7	5.0	450.4
Other Expenses	256.3	11.5	229.9	491.9	5.2	467.8
Total Benefits and Expenses	2,683.6	0.7	2,664.7	5,352.6	1.0	5,299.0

Income Before Income Tax	337.6	(4.1)	352.0	539.7	(23.5)	705.3
Income Tax	72.1	1.8	70.8	113.2	(20.9)	143.2

Net Income	$265.5	(5.6)	$281.2	$426.5	(24.1)	$562.1

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.248 and 1.286 for the three months ended June 30, 2020 and 2019, and 1.265 and 1.296 for the six months ended June 30, 2020 and 2019, respectively. If the 2019 results for our U.K. operations had been translated at the lower exchange rates of 2020, our adjusted operating revenue and adjusted operating income by segment would have both been lower by approximately $5 million and $1 million, respectively, in the second quarter of 2019, and lower by approximately $7 million and $1 million, respectively, in the first six months of 2019. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the second quarter and first six months of 2020 increased relative to the same periods of 2019, with growth, in local currency, in each of our principal operating business segments, due to growth in the in-force block resulting from prior period sales, mostly offset by overall lower persistency. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income decreased in the second quarter and first six months of 2020 relative to the same periods of 2019 due primarily to a decline in the net asset values (NAV) on our private equity partnerships, which are booked on a one-quarter lag and reflect the impact of COVID-19 on economic conditions during the first quarter of 2020, partially offset by an increase in the level of invested assets.

Included in net realized investment gains and losses for the second quarter and first six months of 2020, were credit losses on fixed maturity securities of $5.4 million and $59.3 million, respectively. There were no credit losses on fixed maturity securities in net realized investment gains and losses in the second quarter or first six months of 2019. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $41.9 million and $(0.8) million in the second quarters of 2020 and 2019, respectively, and $(45.0) million and $4.7 million in first six months of 2020 and 2019, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only (ASO) business and the underlying results and associated net investment income of certain blocks of individual disability reinsured business.

Overall benefits experience was favorable in the second quarter and first six months of 2020 relative to the same periods of 2019. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were lower during the second quarter and first six months of 2020 compared to the same periods of 2019 driven primarily by lower sales in our Unum US voluntary benefits product line and our Colonial Life segment. The decrease in amortization of deferred acquisition costs in the second quarter and first six months of 2020 compared to the same periods of 2019 is primarily due to both a decline in the level of the deferred asset and a lower level of policy terminations in the Unum US voluntary benefits product line.

Interest and debt expense increased in the second quarter and first six months of 2020 relative to the same periods of 2019 due primarily to a higher level of outstanding debt.

Other expenses, including compensation expense, increased in the second quarter and first six months of 2020 compared to the same periods of 2019 due to an impairment loss on the ROU asset related to an operating lease for office space, growth in our fee-based service products, and an increase in the provision for the allowance for expected credit losses on premium receivable balances.

Our effective income tax rates for the second quarter and first six months of 2020 were 21.4 percent and 21.0 percent of income before income tax, respectively, compared to 20.1 percent and 20.3 percent for the prior year periods. On July 22, 2020, the Finance Bill 2019-21 was enacted, resulting in a U.K. tax rate increase from 17 percent to 19 percent, retroactively effective April 1, 2020, which will result in approximately $9 million of additional tax expense for the revaluation of our tax liabilities in the third quarter of 2020.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Unum US	$215.3	(2.9)%	$221.7	$451.1	(9.8)%	$500.1

Unum International	$30.1	1.3%	$29.7	$54.0	3.3%	$52.3

Colonial Life	$72.3	(43.0)%	$126.9	$171.6	(27.2)%	$235.7

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
Sales, persistency of the existing block of business, employment and salary growth, and the effectiveness of a renewal program are indicators of growth in premium income. Trends in new sales, as well as existing market share, also indicate the potential for growth in our respective markets and the level of market acceptance of price levels and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions. Given the uncertainty caused by the COVID-19 pandemic, we expect to experience further disruption in our sales activity in 2020.
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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income	$1,522.7	1.2%	$1,504.5	$3,050.4	1.5%	$3,006.4
Net Investment Income	176.9	(3.9)	184.1	356.5	(2.6)	366.2
Other Income	35.3	(4.1)	36.8	75.5	5.9	71.3
Total	1,734.9	0.6	1,725.4	3,482.4	1.1	3,443.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,036.8	1.9	1,017.1	2,021.4	1.2	1,997.8
Commissions	154.4	(2.2)	157.8	308.7	(3.8)	320.8
Deferral of Acquisition Costs	(75.5)	(9.5)	(83.4)	(155.1)	(9.3)	(171.0)
Amortization of Deferred Acquisition Costs	72.0	(12.8)	82.6	179.7	(3.6)	186.5
Other Expenses	315.3	6.2	297.0	634.0	5.1	603.2
Total	1,503.0	2.2	1,471.1	2,988.7	1.7	2,937.3

Adjusted Operating Income	$231.9	(8.8)	$254.3	$493.7	(2.5)	$506.6

Operating Ratios (% of Premium Income):
Benefit Ratio	68.1%		67.6%	66.3%		66.5%
Other Expense Ratio	20.7%		19.7%	20.8%		20.1%
Adjusted Operating Income Ratio	15.2%		16.9%	16.2%		16.9%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$461.0	0.8%	$457.2	$924.0	1.5%	$910.1
Group Short-term Disability	203.6	8.5	187.6	406.8	8.1	376.3
Total Premium Income	664.6	3.1	644.8	1,330.8	3.5	1,286.4
Net Investment Income	96.5	(2.4)	98.9	189.9	(4.5)	198.9
Other Income	33.8	(1.7)	34.4	72.2	8.4	66.6
Total	794.9	2.2	778.1	1,592.9	2.6	1,551.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	484.1	0.5	481.5	971.5	1.1	960.6
Commissions	48.1	(0.6)	48.4	98.0	(0.7)	98.7
Deferral of Acquisition Costs	(11.7)	(10.0)	(13.0)	(24.5)	(1.2)	(24.8)
Amortization of Deferred Acquisition Costs	13.2	1.5	13.0	26.5	5.2	25.2
Other Expenses	185.2	12.5	164.6	369.1	13.2	326.0
Total	718.9	3.5	694.5	1,440.6	4.0	1,385.7

Adjusted Operating Income	$76.0	(9.1)	$83.6	$152.3	(8.4)	$166.2

Operating Ratios (% of Premium Income):
Benefit Ratio	72.8%		74.7%	73.0%		74.7%
Other Expense Ratio	27.9%		25.5%	27.7%		25.3%
Adjusted Operating Income Ratio	11.4%		13.0%	11.4%		12.9%

Persistency:
Group Long-term Disability				89.4%		90.5%
Group Short-term Disability				86.9%		90.3%

Premium income was higher in the second quarter and first six months of 2020 compared to the same periods of 2019 due to growth in the in-force block resulting from higher prior period sales, partially offset by lower persistency. Net investment income was lower in the second quarter and first six months of 2020 relative to the same periods of 2019 due to a decline in the yield and level of invested assets. Other income in the second quarter of 2020 was generally consistent with the same period of 2019 but higher during the first six months of 2020 compared to the same period of 2019 due to continued growth in our fee-based service products.

Benefits experience was favorable in the second quarter and first six months of 2020 compared to the same periods of 2019 due to higher claim recoveries in our group long-term disability product line, partially offset by higher claims incidence.

Commissions and the deferral of acquisition costs were lower in the second quarter and first six months of 2020 compared to the same periods of 2019 due primarily to lower sales. The amortization of deferred acquisition costs increased in the second quarter and first six months of 2020 compared to the same periods of 2019 due to growth in the level of the deferred asset resulting from prior period sales. Our other expense ratio in the second quarter and first six months of 2020 increased compared to the same periods of 2019 due primarily to an increase in operational investments in our business and an increase in expenses associated with the administration of our fee-based service products, which was balanced with our continued focus on expense management and operating efficiencies.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Group Life	$414.6	(1.3)%	$420.0	$829.1	(0.6)%	$834.4
Accidental Death & Dismemberment	41.7	—	41.7	83.4	0.8	82.7
Total Premium Income	456.3	(1.2)	461.7	912.5	(0.5)	917.1
Net Investment Income	23.3	(13.7)	27.0	49.0	(6.8)	52.6
Other Income	0.5	(28.6)	0.7	1.0	(23.1)	1.3
Total	480.1	(1.9)	489.4	962.5	(0.9)	971.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	373.2	10.8	336.8	695.3	5.4	659.7
Commissions	36.9	(2.4)	37.8	73.3	(2.8)	75.4
Deferral of Acquisition Costs	(8.4)	(16.8)	(10.1)	(17.9)	(6.8)	(19.2)
Amortization of Deferred Acquisition Costs	9.8	6.5	9.2	19.7	5.3	18.7
Other Expenses	49.2	(7.2)	53.0	102.3	(3.8)	106.3
Total	460.7	8.0	426.7	872.7	3.8	840.9

Adjusted Operating Income	$19.4	(69.1)	$62.7	$89.8	(31.0)	$130.1

Operating Ratios (% of Premium Income):
Benefit Ratio	81.8%		72.9%	76.2%		71.9%
Other Expense Ratio	10.8%		11.5%	11.2%		11.6%
Adjusted Operating Income Ratio	4.3%		13.6%	9.8%		14.2%

Persistency:
Group Life				88.6%		91.2%
Accidental Death & Dismemberment				87.8%		90.1%

Premium income was lower in the second quarter and first six months of 2020 compared to the same periods of 2019, due to lower sales and persistency. Net investment income was lower in the second quarter and first six months of 2020 relative to the same periods of 2019 due to a decline in the yield on invested assets and lower miscellaneous investment income.

Benefits experience in the second quarter and first six months of 2020 was unfavorable compared to the same periods of 2019 due primarily to higher claims incidence in the group life product line resulting from the impacts of COVID-19.

Commissions and the deferral of acquisition costs were lower in the second quarter and first six months of 2020 compared to the same periods of 2019 due to lower year-to-date sales. The amortization of deferred acquisition costs increased in the second quarter and first six months of 2020 relative to the same periods of 2019 due to growth in the level of the deferred asset. The other expense ratio improved in the second quarter and first six months of 2020 compared to the same periods of 2019 due to our continued focus on expense management and operating efficiencies.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Individual Disability	$113.1	4.2%	$108.5	$222.6	1.6%	$219.2
Voluntary Benefits	224.0	(2.0)	228.6	454.4	(1.9)	463.0
Dental and Vision	64.7	6.2	60.9	130.1	7.8	120.7
Total Premium Income	401.8	1.0	398.0	807.1	0.5	802.9
Net Investment Income	57.1	(1.9)	58.2	117.6	2.5	114.7
Other Income	1.0	(41.2)	1.7	2.3	(32.4)	3.4
Total	459.9	0.4	457.9	927.0	0.7	921.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	179.5	(9.7)	198.8	354.6	(6.1)	377.5
Commissions	69.4	(3.1)	71.6	137.4	(6.3)	146.7
Deferral of Acquisition Costs	(55.4)	(8.1)	(60.3)	(112.7)	(11.3)	(127.0)
Amortization of Deferred Acquisition Costs	49.0	(18.9)	60.4	133.5	(6.4)	142.6
Other Expenses	80.9	1.9	79.4	162.6	(4.9)	170.9
Total	323.4	(7.6)	349.9	675.4	(5.0)	710.7

Adjusted Operating Income	$136.5	26.4	$108.0	$251.6	19.6	$210.3

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	52.8%		53.5%	52.5%		51.7%
Voluntary Benefits	43.1%		42.5%	37.8%		38.9%
Dental and Vision	36.0%		71.6%	50.7%		69.7%
Other Expense Ratio	20.1%		19.9%	20.1%		21.3%
Adjusted Operating Income Ratio	34.0%		27.1%	31.2%		26.2%

Persistency:
Individual Disability				90.1%		90.3%
Voluntary Benefits				73.0%		72.7%
Dental and Vision				81.7%		84.7%

Premium income was slightly higher in the second quarter and first six months of 2020 compared to the same periods of 2019, with growth in the individual disability and dental and vision product lines, mostly offset by a decline in the voluntary benefits product line. Net investment income was lower in the second quarter of 2020 compared to the same period of 2019 due to a decline in the yield on invested assets, partially offset by an increase in the level of invested assets. Net investment income was higher in the first six months of 2020 compared to the same period of 2019 due primarily to higher miscellaneous investment income.

Benefits experience for the individual disability product line was favorable in the second quarter of 2020 compared to the same period of 2019 due to favorable claim recoveries and higher mortality experience but was unfavorable during the first six months of 2020 compared to the same period of 2019 due to higher claims incidence and a higher average claim size. Benefits experience for voluntary benefits was unfavorable in the second quarter of 2020 compared to the same period of 2019 due to lower policy terminations, partially offset by lower claim incidence, but was favorable during the first six months of 2020 compared to the same period of 2019 due primarily to a higher level of policy terminations in the first quarter of 2020. Benefits experience for the dental and vision product line was favorable in the second quarter and first six months of 2020 compared to the same periods of 2019 driven by lower claims incidence due to the impacts of COVID-19.

Commissions and the deferral of acquisition costs were lower for the second quarter and first six months of 2020 relative to the same periods of 2019 due primarily to lower sales in the voluntary benefits product line. Partially offsetting the lower commissions and deferral of acquisition costs for the first six months of 2020 were favorable sales in the individual disability product line. The amortization of deferred acquisition costs decreased in the second quarter and first six months of 2020 relative to the same periods of 2019 due primarily to a decline in the level of deferred asset and a lower level of policy terminations in the second quarter of 2020. Our other expense ratio in the second quarter of 2020 was generally consistent with the same period of 2019. Our other expense ratio was lower during the first six months of 2020 relative to the same period of 2019 due to our continued focus on expense management and operating efficiencies balanced with operational investments in our business. Also impacting the other expense ratio in the second quarter and first six months of 2020 were increases in the provision for the allowance for expected credit losses on premium receivable balances.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$55.2	13.3%	$48.7	$86.6	1.2%	$85.6
Group Short-term Disability	29.6	(19.1)	36.6	43.8	(23.8)	57.5
Group Life and AD&D	56.6	5.2	53.8	84.7	(10.3)	94.4
Subtotal	141.4	1.7	139.1	215.1	(9.4)	237.5
Supplemental and Voluntary
Individual Disability	14.2	(1.4)	14.4	36.9	25.1	29.5
Voluntary Benefits	47.0	(13.0)	54.0	175.6	(14.9)	206.4
Dental and Vision	12.7	(10.6)	14.2	23.5	(12.0)	26.7
Subtotal	73.9	(10.5)	82.6	236.0	(10.1)	262.6
Total Sales	$215.3	(2.9)	$221.7	$451.1	(9.8)	$500.1

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$80.6	(3.6)%	$83.6	$131.8	(0.4)%	$132.3
Large Case Market	60.8	9.5	55.5	83.3	(20.8)	105.2
Subtotal	141.4	1.7	139.1	215.1	(9.4)	237.5
Supplemental and Voluntary	73.9	(10.5)	82.6	236.0	(10.1)	262.6
Total Sales	$215.3	(2.9)	$221.7	$451.1	(9.8)	$500.1

Group sales increased during the second quarter of 2020 compared to the same period of 2019 due to higher new customer sales in the large case market and growth in our medical stop-loss product, mostly offset by lower sales to existing customers in the large case market and lower sales to new customers in the core market, which we define as employee groups with fewer than 2,000 employees. Group sales decreased in the first six months of 2020 compared to the same period of 2019 due to lower new customer sales in both the core and large case markets, partially offset by higher sales to existing customers in the core market and growth in our medical stop-loss product. The sales mix in the group market sector for the first six months of 2020 was approximately 61 percent core market and 39 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, were generally consistent in the second quarter of 2020 with the same period of 2019 but increased in the first six months of 2020 compared to the same period of 2019 due to higher sales to existing customers. Voluntary benefits sales decreased during the second quarter and first six months of 2020 compared to the same periods of 2019 due to lower new customers sales in both the core and large case markets and lower existing customer sales in the large case market, partially offset by higher sales to existing customers in the core market. Dental and vision sales declined in the second quarter and first six months of 2020 compared to the same periods of 2019 driven primarily by lower sales to both new and existing customers.

We believe the lower sales levels during the second quarter and first six months of 2020 compared to the same periods of 2019, particularly in our supplemental and voluntary product lines, are driven by the impact of COVID-19, which has caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. Further discussion of COVID-19 is contained herein in "Executive Summary" in this Item 2.

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

Given the uncertainty caused by the COVID-19 pandemic, we expect to experience further disruption in our sales activity, persistency and ultimately premium income in 2020. We could also continue to experience claims volatility, particularly in our short-term disability, leave management, and group life products as well as potential disruption in our overall claims processing activity which can result in short-term unfavorable experience. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. Our net investment income may continue to be unfavorably impacted by fluctuations in miscellaneous investment income. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$89.0	(0.7)%	$89.6	$179.8	1.3%	$177.5
Group Life	25.1	(12.8)	28.8	56.0	—	56.0
Supplemental	24.6	9.8	22.4	48.5	10.0	44.1
Unum Poland	18.4	3.4	17.8	37.4	6.9	35.0
Total Premium Income	157.1	(0.9)	158.6	321.7	2.9	312.6
Net Investment Income	26.3	(41.3)	44.8	52.8	(24.1)	69.6
Other Income	0.2	(33.3)	0.3	0.2	(33.3)	0.3
Total	183.6	(9.9)	203.7	374.7	(2.0)	382.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	124.8	(4.6)	130.8	253.4	6.8	237.3
Commissions	12.1	5.2	11.5	24.4	3.4	23.6
Deferral of Acquisition Costs	(3.1)	(16.2)	(3.7)	(6.1)	(7.6)	(6.6)
Amortization of Deferred Acquisition Costs	1.7	(5.6)	1.8	3.5	(2.8)	3.6
Other Expenses	33.0	1.2	32.6	65.0	0.3	64.8
Total	168.5	(2.6)	173.0	340.2	5.4	322.7

Adjusted Operating Income	$15.1	(50.8)	$30.7	$34.5	(42.3)	$59.8

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£71.6	2.7%	£69.7	£142.6	3.9%	£137.2
Group Life	20.2	(10.2)	22.5	44.4	2.5	43.3
Supplemental	19.9	14.4	17.4	38.5	12.9	34.1
Total Premium Income	111.7	1.9	109.6	225.5	5.1	214.6
Net Investment Income	19.9	(40.6)	33.5	39.2	(23.6)	51.3
Other Income	—	(100.0)	0.1	—	(100.0)	0.1
Total	131.6	(8.1)	143.2	264.7	(0.5)	266.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	92.2	(1.7)	93.8	183.8	9.7	167.5
Commissions	7.1	7.6	6.6	14.2	4.4	13.6
Deferral of Acquisition Costs	(1.1)	(38.9)	(1.8)	(2.3)	(20.7)	(2.9)
Amortization of Deferred Acquisition Costs	1.2	(7.7)	1.3	2.6	(3.7)	2.7
Other Expenses	22.1	7.3	20.6	42.6	4.4	40.8
Total	121.5	0.8	120.5	240.9	8.7	221.7

Adjusted Operating Income	£10.1	(55.5)	£22.7	£23.8	(46.3)	£44.3

Weighted Average Pound/Dollar Exchange Rate	1.248		1.286	1.265		1.296

Operating Ratios (% of Premium Income):
Benefit Ratio	82.5%		85.6%	81.5%		78.1%
Other Expense Ratio	19.8%		18.8%	18.9%		19.0%
Adjusted Operating Income Ratio	9.0%		20.7%	10.6%		20.6%

Persistency:
Group Long-term Disability				87.7%		89.5%
Group Life				83.0%		88.4%
Supplemental				90.5%		92.2%
Premium income was higher in the second quarter and first six months of 2020 compared to the same periods of 2019 due to higher sales and the impact of rate increases in the group long-term disability product line.

Net investment income was lower in the second quarter and first six months of 2020 compared to the same periods of 2019 due to lower miscellaneous investment income, resulting from a higher than normal level of bonds calls in the second quarter of 2019, lower investment income from inflation index-linked bonds, and a lower yield on fixed-rate bonds. Our investments in inflation index-linked bonds support the claim reserves associated with certain group policies that provide for inflation-linked increases in benefits. The change in net investment income attributable to these index-linked bonds is generally offset by a change in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Overall benefits experience was favorable in the second quarter of 2020 relative to the same period of 2019 but unfavorable during the first six months of 2020 relative to the same prior year period. Unfavorably impacting benefits experience in each period relative to the prior year were lower claim resolutions due to disruption in our claims processes related to COVID-19 and higher claims incidence in the group life product line. Also unfavorably impacting benefits experience for the first six months of 2020 relative to the same period of 2019 was higher claims incidence in the group critical illness product line. Favorably impacting benefits experience for the second quarter and first six months of 2020 relative to the same periods of 2019 were lower inflation-linked experience in benefits related to our group products and the reduction in the claim reserve discount rate to recognize the impact on future portfolio yields from the higher than normal level of bond calls experienced during the second quarter of 2019.

Commissions were higher in the second quarter and first six months of 2020 relative to the same prior year periods due to higher sales. Deferral of acquisition costs was lower in second quarter and first six months of 2020 as compared to the same prior year periods due to lower deferrable expenses. The amortization of deferred acquisition costs during the second quarter and first six months of 2020 was generally consistent with the same prior year periods. The other expense ratio was higher in the second quarter of 2020 relative to the same prior year period due to certain expenses related to COVID-19. The other expense ratio in the first six months of 2020 was generally consistent with the same prior year period. Favorably impacting the other expense ratio during the second quarter and first six months of 2020 compared to the same periods of 2019 was our continued focus on expense management and operating efficiencies.

Sales
Certain prior year amounts below were reclassified to conform to current year presentation.

(in millions of dollars and pounds)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Unum International Sales by Product
Unum UK
Group Long-term Disability	$13.0	4.8%	$12.4	$21.6	4.9%	$20.6
Group Life	6.2	(8.8)	6.8	11.8	(8.5)	12.9
Supplemental	7.9	6.8	7.4	15.0	22.0	12.3
Unum Poland	3.0	(3.2)	3.1	5.6	(13.8)	6.5
Total Sales	$30.1	1.3	$29.7	$54.0	3.3	$52.3

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$10.2	3.0%	$9.9	$19.3	4.9%	$18.4
Large Case Market	9.0	(3.2)	9.3	14.1	(6.6)	15.1
Subtotal	19.2	—	19.2	33.4	(0.3)	33.5
Supplemental	7.9	6.8	7.4	15.0	22.0	12.3
Unum Poland	3.0	(3.2)	3.1	5.6	(13.8)	6.5
Total Sales	$30.1	1.3	$29.7	$54.0	3.3	$52.3

Unum UK Sales by Product
Group Long-term Disability	£10.5	8.2%	£9.7	£17.2	8.2%	£15.9
Group Life	5.0	(5.7)	5.3	9.4	(6.0)	10.0
Supplemental	6.4	12.3	5.7	11.8	24.2	9.5
Total Sales	£21.9	5.8	£20.7	£38.4	8.5	£35.4

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£8.1	3.8%	£7.8	£15.3	7.0%	£14.3
Large Case Market	7.4	2.8	7.2	11.3	(2.6)	11.6
Subtotal	15.5	3.3	15.0	26.6	2.7	25.9
Supplemental	6.4	12.3	5.7	11.8	24.2	9.5
Total Sales	£21.9	5.8	£20.7	£38.4	8.5	£35.4

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales were higher in the second quarter and first six months of 2020 compared to the same periods of 2019, with higher sales to new customers in both the core market, which we define as employee groups with fewer than 500 employees, and the large case market, partially offset by lower sales to existing customers in the core market.

Group life sales declined in the second quarter and first six months of 2020 compared to the same periods of 2019 driven primarily by lower sales to new customers in the large case market.

Supplemental sales were higher in the second quarter and first six months of 2020 compared to the same periods of 2019 due primarily to higher sales in the group critical illness product line.

Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses over the long term. Within our Unum UK line of business, expanding our group long-term disability market position remains a priority. In addition, we will continue to focus on increasing participation levels while also developing new distribution and services to reach new small case clients. We will also continue the implementation of price increases and will maintain our disciplined sales approach. Within our Unum Poland line of business, we will leverage our U.S. and U.K. expertise to grow existing distribution channels and expand our current product offerings. We continue to invest in digital capabilities, technology, and product enhancements which we believe will drive sustainable growth over the long term.

Given the uncertainty caused by the COVID-19 pandemic and the ongoing negotiations following the recent withdrawal of the U.K. from the EU we expect to experience further disruption to our financial results in 2020. Sales activity could be lower and we could also experience claims volatility in our group life and disability product lines. Uncertainty in the U.K. economy may continue to pressure our growth expectations in the near-term and may also lead to lower claim discount rates. However, we believe we are well positioned to capitalize on future growth opportunities as the operating environment improves. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We will likely continue to experience volatility in net investment income and our benefit ratio due to fluctuations in the level of inflation in the U.K.; however, we do not expect this to have a significant impact on adjusted operating income. Recent economic conditions have caused volatility in our solvency ratios used to monitor capital adequacy. There are no indications currently that capital requirements for our U.K. operations will change due to the recent withdrawal of the U.K. from the EU. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly to respond to external challenges.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$250.3	3.3%	$242.4	$499.6	3.1%	$484.6
Life	96.8	9.6	88.3	190.6	8.4	175.9
Cancer and Critical Illness	91.5	1.4	90.2	183.1	1.9	179.7
Total Premium Income	438.6	4.2	420.9	873.3	3.9	840.2
Net Investment Income	36.8	(1.1)	37.2	74.5	0.5	74.1
Other Income	0.3	(57.1)	0.7	0.6	(53.8)	1.3
Total	475.7	3.7	458.8	948.4	3.6	915.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	222.4	2.9	216.2	450.4	4.6	430.4
Commissions	87.1	(8.2)	94.9	180.1	(4.9)	189.3
Deferral of Acquisition Costs	(71.3)	(14.3)	(83.2)	(150.7)	(9.4)	(166.4)
Amortization of Deferred Acquisition Costs	67.0	(0.3)	67.2	133.7	1.2	132.1
Other Expenses	79.6	0.4	79.3	162.9	1.4	160.6
Total	384.8	2.8	374.4	776.4	4.1	746.0

Adjusted Operating Income	$90.9	7.7	$84.4	$172.0	1.4	$169.6

Operating Ratios (% of Premium Income):
Benefit Ratio	50.7%		51.4%	51.6%		51.2%
Other Expense Ratio	18.1%		18.8%	18.6%		19.1%
Adjusted Operating Income Ratio	20.7%		20.1%	19.7%		20.2%

Persistency:
Accident, Sickness, and Disability				74.0%		73.2%
Life				83.7%		83.3%
Cancer and Critical Illness				81.2%		81.2%
Premium income increased in the second quarter and first six months of 2020 compared to the same periods of 2019 due to growth in the inforce block resulting from prior period sales growth and stable persistency. Net investment income during the second quarter and first six months of 2020 was generally consistent with the same periods of 2019.

Benefits experience in the second quarter of 2020 was favorable relative to the same period of 2019, with favorable experience in the accident, sickness, and disability and cancer and critical illness lines of business, partially offset by unfavorable experience in the life product line. Benefits experience in the first six months of 2020 was unfavorable compared to the same period of 2019, with unfavorable experience in the life product line partially offset by favorable experience in the accident, sickness, and disability and cancer and critical illness lines of business.

Commissions and the deferral of acquisition costs were lower in the second quarter and first six months of 2020 relative to the same periods of 2019 due to lower sales. The amortization of deferred acquisition costs during the second quarter and first six months of 2020 was generally consistent with the same periods of 2019. The other expense ratio was lower in the second quarter and first six months of 2020 due primarily to our continued focus on expense management and operating efficiencies.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Sales by Product
Accident, Sickness, and Disability	$45.3	(44.2)%	$81.2	$109.9	(28.4)%	$153.4
Life	16.1	(38.1)	26.0	36.8	(19.5)	45.7
Cancer and Critical Illness	10.9	(44.7)	19.7	24.9	(32.0)	36.6
Total Sales	$72.3	(43.0)	$126.9	$171.6	(27.2)	$235.7

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$45.9	(43.6)%	$81.4	$113.5	(25.7)%	$152.8
Large Case Market	10.0	(50.0)	20.0	21.9	(36.2)	34.3
Subtotal	55.9	(44.9)	101.4	135.4	(27.6)	187.1
Public Sector	16.4	(35.7)	25.5	36.2	(25.5)	48.6
Total Sales	$72.3	(43.0)	$126.9	$171.6	(27.2)	$235.7

The impact of COVID-19 has caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. As a result, sales for each of our product lines and market sectors have declined during the second quarter and first six months of 2020 relative to the same periods of 2019. The number of new accounts decreased 54.7 percent and 33.9 percent, respectively, in the second quarter and first six months of 2020 compared to the same periods of 2019. The average new case size increased 16.9 percent in the second quarter of 2020 but decreased 0.7 percent during the first six months of 2020.

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

Given the uncertainty caused by the COVID-19 pandemic, we expect to experience further disruption in our sales activity, persistency, and ultimately, premium income in 2020. The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are seen as external risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Long-term Care	$165.7	1.9%	$162.6	$330.5	1.5%	$325.6
Individual Disability	83.1	(12.0)	94.4	160.1	(16.8)	192.5
All Other	1.5	(28.6)	2.1	4.1	(8.9)	4.5
Total Premium Income	250.3	(3.4)	259.1	494.7	(5.3)	522.6
Net Investment Income	326.3	(8.0)	354.5	662.4	(5.5)	701.1
Other Income	13.7	(17.0)	16.5	31.9	(7.5)	34.5
Total	590.3	(6.3)	630.1	1,189.0	(5.5)	1,258.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	498.8	(7.4)	538.5	1,012.4	(6.1)	1,077.9
Commissions	19.4	(4.0)	20.2	39.0	(4.4)	40.8
Interest and Debt Expense	0.7	(50.0)	1.4	1.5	(50.0)	3.0
Other Expenses	34.7	(4.4)	36.3	69.7	(2.9)	71.8
Total	553.6	(7.2)	596.4	1,122.6	(5.9)	1,193.5

Adjusted Operating Income	$36.7	8.9	$33.7	$66.4	2.6	$64.7

Interest Adjusted Loss Ratios:
Long-term Care	67.0%		87.4%	74.0%		88.0%
Individual Disability	89.5%		81.3%	87.1%		80.7%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.9%		14.0%	14.1%		13.7%
Adjusted Operating Income Ratio	14.7%		13.0%	13.4%		12.4%

Persistency:
Long-term Care				95.3%		95.6%
Individual Disability				88.8%		88.3%

Premium income for long-term care increased in the second quarter and first six months of 2020 relative to the same periods of 2019, with rate increases mostly offset by policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Premium income for individual disability decreased in the second quarter and first six months of 2020 compared to the same periods of 2019 due to continued policy terminations and maturities. Also contributing to the decrease in premium income in the first six months of 2020 was a one-time reinsurance cost related to a small block of policies during the first quarter of 2020.

Net investment income was lower during the second quarter and first six months of 2020 relative to the same periods of 2019 due primarily to a decline in the net asset values (NAV) on our private equity partnerships, which are booked on a one-quarter lag and reflect the impact of COVID-19 on economic conditions during the first quarter of 2020. Partially offsetting this decline during the second quarter and first six months of 2020 relative to the same periods of 2019 was an increase in the level of invested assets. Also contributing to the lower net investment income in the first six months of 2020 was a lower yield on invested assets.

Other income, which primarily includes the underlying results and associated net investment income of certain blocks of individual disability reinsured business, continues to decline due to expected terminations and maturities.

The interest adjusted loss ratio for long-term care was favorable during the second quarter and first six months of 2020 relative to the same periods of 2019 driven primarily by higher claimant mortality and lower submitted claims. The interest adjusted loss ratio for long-term care for the rolling twelve months was 81.1 percent. Individual disability benefits experience was unfavorable for the second quarter and first six months of 2020 relative to 2019 driven primarily by higher submitted claims. Also contributing to the unfavorable experience for the first six months of 2020 was the impact of the one-time reinsurance cost in the first quarter of 2020 as previously discussed.

The other expense ratio in the second quarter of 2020 was generally consistent with the same period of 2019. The other expense ratio was higher in the first six months of 2020 compared to the same period of 2019 due to a decline in premium income for individual disability, partially offset by our continued focus on expense management and operating efficiencies.

Segment Outlook

We will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. We will continue to explore structural options to enhance financial flexibility. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over time as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income and the increased allocation towards alternative assets, primarily private equity partnership investments, in the long-term care product line portfolio. We record changes in our share of the NAV of the partnerships in net investment income. We receive financial information related to our investments in partnerships generally on a one-quarter lag in accordance with our accounting policy. During the second quarter of 2020, U.S. equity markets recovered from the severe decline experienced during the first quarter of 2020 due to COVID-19, and although our partnership investments are not directly correlated with those markets, their results were positively impacted and should drive higher asset fair values, which will be reflected in our results during the third quarter of 2020. As these net asset values are volatile and can move materially with swings in economic conditions within the market, there will likely be significant movements up or down in future periods as conditions change. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

In consideration of the recent COVID-19 pandemic and related impacts, we expect our Closed Block segment could temporarily experience greater than normal volatility across multiple risk factors. Specific to our long-term care line of business, we expect that we may continue to experience an increase in claimant mortality as well as a decrease in incidence and interest rates. For our individual disability line of business, we expect that we may experience an increase in mortality and incidence as well as a decrease in persistency and claim resolutions.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Net Investment Income	$2.7	(37.2)%	$4.3	$7.8	(9.3)%	$8.6
Other Income	0.2	(88.2)	1.7	0.2	(88.2)	1.7
Total	2.9	(51.7)	6.0	8.0	(22.3)	10.3

Interest and Other Expenses	73.7	48.0	49.8	124.7	25.3	99.5

Loss Before Income Tax and Net Realized Investment Gains and Losses	(70.8)	61.6	(43.8)	(116.7)	30.8	(89.2)
Impairment Loss on ROU Asset	12.7	N.M.	—	12.7	N.M.	—
Adjusted Operating Loss	$(58.1)	32.6	$(43.8)	$(104.0)	16.6	$(89.2)

N.M. = not a meaningful percentage

Net investment income decreased in the second quarter and first six months of 2020 relative to the same periods of 2019 due to a decline in the yield on invested assets.

Interest and other expenses were higher in the second quarter and first six months of 2020 relative to the same periods of 2019, due to an impairment loss on the ROU asset related to one of our operating leases and higher interest expense resulting from a higher level of outstanding debt, partially offset by lower pension costs. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the ROU asset impairment.

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

COVID-19

The current economic conditions have increased volatility in the capital markets and have caused significant pressure on the profitability of many companies. The sharp decline in oil prices experienced earlier in the year and lack of demand due to COVID-19, which began to occur in the first quarter of 2020, also caused pressure on the profitability of companies in the energy sector. We recorded credit losses during the first quarter of 2020 primarily related to fixed maturity securities issued by companies in the energy sector, but recorded minimal credit losses related to energy securities in the second quarter of 2020 primarily as a result of the improvement in oil prices. Our fixed income exposure to consumer cyclicals, which have been stressed due to COVID-19 related shutdowns, is approximately 3 percent of our portfolio. Our exposure to other stressed industries such as airlines and restaurants is minimal at 0.2 percent of our portfolio each. In the first six months of 2020, we had approximately $529.0 million of downgrades of investment-grade securities to high yield or below investment grade, which contributed to the increase in our holdings of below-investment-grade securities from 7.5 percent at December 31, 2019 to 8.5 percent at June 30, 2020 on an amortized cost basis less the allowance for credit losses. On a fair value basis, the percentage of our below-investment grade securities was 7.1 percent on June 30, 2020 compared to 6.7 percent at December 31, 2019.

We continue to monitor capital market activity on a regular basis and to the extent that there is continued volatility and ratings downgrades related to the issuers of our fixed maturity securities, we could experience further credit losses, an increase in defaults, and the need for additional capital in our insurance subsidiaries. However, we remain confident in the overall strength and credit quality of our investment portfolio. Net investment income may decline as a result of the current economic conditions, which have sustained the low interest rate environment that will continue to impact the yield on our invested assets, particularly related to the investment of new cash flows. For further discussion, see "Fixed Maturity Securities" contained herein in this Item 2.

Declines in the net asset values of our partnership investments in the second quarter of 2020, which reflect the market conditions of the first quarter of 2020, resulted in lower net investment income of approximately $30 million. During the second quarter of 2020, U.S. equity markets recovered from the severe decline experienced during the first quarter of 2020 due to COVID-19, and although our partnership investments are not directly correlated with those markets, their results were positively impacted and should drive higher asset fair values, which will be reflected in our results during the third quarter of 2020. In addition to our partnership investment activity, the current economic conditions have sustained the low interest rate environment, which has and will continue to impact the yield on our invested assets, particularly related to the investment of new cash flows. We have also worked with certain of our commercial mortgage loan borrowers that have requested temporary payment deferrals but has not resulted in a significant number of loans with deferrals or a significant impact on our net investment income. For further discussion, see "Mortgage Loans" and "Private Equity Partnerships" contained herein in this Item 2.

See "Executive Summary" for further information on the impact from COVID-19 contained herein in this Item 2.

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of June 30, 2020

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$3,371.9	$381.2	$295.9	$24.0	$3,076.0	$405.2
Capital Goods	4,410.6	644.9	160.3	8.7	4,250.3	653.6
Communications	3,128.9	601.3	236.3	17.1	2,892.6	618.4
Consumer Cyclical	1,592.0	202.5	209.4	8.9	1,382.6	211.4
Consumer Non-Cyclical	7,884.2	1,362.6	372.9	18.6	7,511.3	1,381.2
Energy	4,449.7	436.6	783.9	101.8	3,665.8	538.4
Financial Institutions	3,793.0	490.1	163.1	1.7	3,629.9	491.8
Mortgage/Asset-Backed	1,467.8	133.1	40.6	0.2	1,427.2	133.3
Sovereigns	1,068.8	248.1	10.9	1.4	1,057.9	249.5
Technology	1,890.2	202.0	115.0	9.7	1,775.2	211.7
Transportation	2,404.1	321.0	250.4	28.0	2,153.7	349.0
U.S. Government Agencies and Municipalities	4,849.2	807.8	108.8	4.1	4,740.4	811.9
Public Utilities	7,923.0	1,591.6	89.5	7.2	7,833.5	1,598.8
Total	$48,233.4	$7,422.8	$2,837.0	$231.4	$45,396.4	$7,654.2

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of June 30, 2020 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2020. The decrease in the unrealized loss on fixed maturity securities during the second quarter of 2020 was due primarily to a decrease in credit spreads.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2020		2019
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$18.0	$499.4	$13.8	$4.3	$3.8
> 90 <= 180 days	45.7	0.1	2.0	1.9	—
> 180 <= 270 days	1.9	—	—	—	0.6
> 270 days <= 1 year	0.1	0.3	—	3.1	2.4
> 1 year <= 2 years	2.4	1.8	3.8	6.6	30.6
> 2 years <= 3 years	—	3.2	2.8	1.5	8.2
> 3 years	—	—	0.8	—	0.2
Sub-total	68.1	504.8	23.2	17.4	45.8

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	145.2	—	—	—
> 90 <= 180 days	—	—	0.3	—	—
> 180 <= 270 days	—	0.2	—	—	1.6
> 270 days <= 1 year	—	—	—	0.3	—
> 1 year <= 2 years	—	—	—	—	11.1
Sub-total	—	145.4	0.3	0.3	12.7

Total	$68.1	$650.2	$23.5	$17.7	$58.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2020		2019
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$16.1	$167.0	$0.5	$5.1	$6.1
> 90 <= 180 days	77.1	0.7	3.1	10.3	1.3
> 180 <= 270 days	0.4	0.8	5.1	1.5	1.4
> 270 days <= 1 year	5.5	4.4	0.9	0.9	6.3
> 1 year <= 2 years	8.1	0.8	17.5	31.0	26.3
> 2 years <= 3 years	11.7	12.1	1.3	0.3	—
> 3 years	7.9	11.5	13.7	5.2	22.6
Sub-total	126.8	197.3	42.1	54.3	64.0

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	114.6	—	—	—
> 90 <= 180 days	5.2	2.7	—	12.0	—
> 180 <= 270 days	3.8	12.8	15.1	—	—
> 270 days <= 1 year	—	12.5	—	—	—
> 1 year <= 2 years	13.6	5.7	—	—	—
> 2 years <= 3 years	—	1.2	—	12.7	11.7
> 3 years	13.9	10.6	10.5	21.6	14.2
Sub-total	36.5	160.1	25.6	46.3	25.9

Fair Value < 40% of Amortized Cost

<= 90 days	—	9.6	—	—	—
> 270 days <= 1 year	—	15.7	—	—	—
> 1 year <= 2 years	—	8.5	—	—	—
> 2 years <= 3 years	—	9.0	—	—	—
> 3 years	—	16.8	—	—	—
Sub-total	—	59.6	—	—	—

Total	$163.3	$417.0	$67.7	$100.6	$89.9

At June 30, 2020, we held two below-investment-grade fixed maturity securities in the energy sector with a gross unrealized loss greater than $10.0 million. The two securities have a combined fair value of $143.0 million and a gross unrealized loss of $29.4 million. We have the ability and intend to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

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

During the second quarter of 2019, we recognized a realized loss of $15.6 million on the sale of securities of a U.S. based oil and natural gas producer. The company had been impacted by the significant decline in energy prices, a high level of debt, and an inability to complete certain asset sales.

We had no individual realized investment losses of $10.0 million or greater from impairments of fixed maturity securities during the second quarter of 2020 and no individual realized investment losses of $10.0 million or greater from sales of fixed maturity securities during the second quarter or first six months of 2020.

At June 30, 2020, our mortgage/asset-backed securities had an average life of 5.4 years, effective duration of 3.1 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

As of June 30, 2020, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $3,480.3 million and $3,439.9 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Fixed Maturity Securities - Energy Sector

Our investment portfolio has exposure to companies whose businesses are negatively impacted by lower oil and natural gas prices. These include exploration and production companies, refineries, midstream pipeline companies, and oilfield service businesses. The sharp decline in energy prices and lack of demand due to COVID-19, which began to occur in the first quarter of 2020, put pressure on the earnings and cash flows of these businesses. Oil prices did improve during the second quarter of 2020, however, we continue to monitor this sector closely. The degree to which a business is affected by energy prices can vary greatly depending on, among other things, its energy subsector, geographic locations, cost structure flexibility, capital structure, and hedging policies.

At June 30, 2020, approximately 48 percent of our exposure to the energy sector was represented by the midstream (pipeline) subsector which tends to be more correlated to product volume sales than to commodity prices. Approximately 26 percent of our exposure is in the oil and gas independent exploration and production subsector where demand for products is highly correlated with oil and gas prices. Approximately 17 percent of our exposure is in the integrated subsector which is comprised of large highly rated companies. The majority of our energy sector holdings are investment-grade fixed maturity securities.

At June 30, 2020, the fair value of investment-grade fixed maturity securities in the energy sector was $3,840.9 million, with a gross unrealized gain of $536.8 million and a gross unrealized loss of $15.4 million. The fair value of below-investment-grade fixed maturity securities in the energy sector was $608.8 million, with a gross unrealized gain of $1.6 million and a gross unrealized loss of $86.4 million. The following table shows additional information related to our holdings in the energy sector.

Fixed Maturity Securities - Energy Sector
As of June 30, 2020

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Midstream	$2,154.8	$207.8	$284.9	$24.6	$1,869.9	$232.4
Oil and Gas-Independent	1,165.5	51.0	449.6	67.5	715.9	118.5
Oil Field	83.1	2.4	25.5	4.6	57.6	7.0
Oil-Integrated	741.9	137.6	23.9	5.1	718.0	142.7
Oil-Refining	268.5	36.9	—	—	268.5	36.9
Other Energy	35.9	0.9	—	—	35.9	0.9
Total	$4,449.7	$436.6	$783.9	$101.8	$3,665.8	$538.4

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,434.4 million and $2,397.0 million at June 30, 2020 and December 31, 2019, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for credit losses. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. We held no impaired mortgage loans at June 30, 2020 or December 31, 2019. Effective January 1, 2020, we adopted a new accounting standard requiring the estimation of an allowance for expected credit losses which was $13.2 million at June 30, 2020. See Note 2 and 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.
Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $666.6 million and $616.7 million at June 30, 2020 and December 31, 2019, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's net asset value (NAV) and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships generally on a one-quarter lag in accordance with our accounting policy. We recorded losses totaling $31.3 million for the partnerships in the second quarter of 2020 reflecting the market conditions of the first quarter of 2020. During the first quarter of 2020, U.S. private equity markets were depressed as a result of COVID-19 but during the second quarter of 2020 began to recover. Although our partnership investments are not directly correlated with those markets, their results were negatively impacted as a result of lower asset fair values in the first quarter of 2020. We estimate that we will recognize gains in the third quarter of 2020 that will partially offset the losses recorded in the second quarter of 2020 as we receive financial statements from the partnerships for the second quarter of 2020 that will reflect the improvement in market conditions. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments and there is generally not a public market for these investments. We had $484.2 million of commitments for additional investments in the partnerships at June 30, 2020 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $0.3 million at June 30, 2020. We held $48.9 million of net cash collateral from our counterparties at June 30, 2020. The carrying value of fixed maturity securities posted as collateral to our counterparties was $18.5 million at June 30, 2020. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $27.9 million and $30.5 million on a fair value basis at June 30, 2020 and December 31, 2019, respectively.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed.  As of June 30, 2020, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $1,553 million. Fixed maturity securities consisted primarily of mortgage/asset-backed securities with an average maturity of 3.2 years. Short-term investments consisted primarily of commercial paper. No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we repurchase shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2019 and authorizes the repurchase of up to $750 million of common stock through November 2020, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. We did not repurchase shares during the first six months of 2020 and do not expect to resume repurchases through the remainder of our currently authorized repurchase program, which expires in November 2020. The dollar value of shares remaining under the current repurchase program was approximately $516 million at June 30, 2020. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Liquidity and Capital Resource Considerations - COVID-19

We have strengthened our liquidity position through actions such as maintaining a higher level of short-term investments and posting additional collateral from certain of our U.S. insurance subsidiaries to the regional FHLBs. As a result, we believe we have the appropriate liquidity and access to capital to avoid significant disruption to our operations. We have not yet experienced a significant impact to our liquidity as a result of the collection of premiums and submitted claims activity; however, we continually monitor the developments of these items.

As of June 30, 2020, we have borrowed $162.1 million of funds through the membership with regional FHLBs and similar to our previous advances, these funds are used for the purpose of investing in either short-term investments or fixed maturity securities but may be utilized for liquidity if the need arises. Additionally, we have access to two unsecured revolving credit facilities under separate syndicates of lenders that allow us to borrow up to a total of $600 million. There are currently no outstanding borrowings on these facilities but we remain in compliance with required covenants should we choose to borrow in the future. In May 2020, we also issued $500.0 million of 4.500% senior notes due 2025 which strengthened our liquidity and demonstrated our ability to raise capital in the current environment.

Other than the upcoming maturity of our $400.0 million aggregate principal amount of 5.625% unsecured notes due in the third quarter of 2020, which we funded through an issuance of debt during the second quarter of 2019, we have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

To the extent that we begin to experience a significant impact to our liquidity, we would likely sell highly liquid invested assets or borrow funds on our credit facilities to meet operational cash flow requirements.

See "Debt" and "Transfers of Financial Assets" for further discussion of our debt arrangements, credit facilities, and of our FHLB arrangements contained herein in this Item 2. For further discussion of the key considerations regarding the impacts of COVID-19 see "Executive Summary" herein in this Item 2.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at June 30, 2020 are in line with our expectations and are significantly above the level that would require state regulatory action.

In connection with a financial examination of Unum Life Insurance Company of America (Unum America), which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) has concluded that Unum America’s long-term care statutory reserves are deficient by $2.1 billion as of December 31, 2018, the financial statement date of the examination period. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. The 2020 phase-in amount is estimated to be between $200 million and $250 million. This strengthening will be accomplished by our actuaries incorporating explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions will add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of Solvency II, a European Union (EU) directive, which prescribes capital requirements and risk management standards for the European insurance industry. Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries, which includes Unum Limited, are subject to group supervision under Solvency II. Unum Limited received approval from the U.K. Prudential Regulation Authority to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime continues to be implemented.

There are currently no indications that capital requirements for Unum Limited will change as a result of the U.K.'s exit from the EU. Recent economic conditions have caused volatility in our solvency ratios used to monitor capital adequacy.

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

Funding for Employee Benefit Plans

During the six months ended June 30, 2020, we made contributions of $36.4 million and £1.9 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $38 million and £2 million during the remainder of 2020. We made a de minimis amount of contributions to our U.S. qualified defined benefit pension plan and no contribution to our U.K. defined benefit pension plan during the six months ended June 30, 2020. We do not expect to make any further contributions to either plan during 2020. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

Our short-term debt balance at June 30, 2020 consisted entirely of our 5.625% senior unsecured notes due in the third quarter of 2020, with deferred debt costs of $0.1 million included in the carrying amount.

Our long-term debt balance at June 30, 2020 was $3,393.1 million, net of deferred debt issuance costs of $37.7 million, and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities.

Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $30.0 million during the six months ended June 30, 2020.

In May 2020, we issued $500.0 million of 4.500% senior notes due 2025. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

We have access to two separate unsecured revolving credit facilities, each with a different syndicate of lenders. One of our credit facilities is under a five-year agreement and is effective through April 2024. The terms of this agreement provide for a borrowing capacity of $500.0 million with an option to be increased up to $700.0 million. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At June 30, 2020, letters of credit totaling $0.6 million had been issued from this credit facility, but there were no borrowed amounts outstanding.

Our other credit facility is under a three-year agreement and is effective until April 2022. The terms of this agreement provide for a borrowing capacity of $100.0 million with an option to be increased up to $140.0 million. We may also request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At June 30, 2020, there have been no letters of credit issued from the credit facility and there were no borrowed amounts outstanding.

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

Commitments

At June 30, 2020, we had unfunded unconditional commitments of $1.8 million to fund tax credit partnership investments and $12.6 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $100.7 million to fund certain investments in private placement fixed maturity securities and $484.2 million to fund certain private equity partnerships. As of June 30, 2020, we had no commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2019. During the first six months of 2020, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of June 30, 2020, we did not hold any cash collateral from securities lending agreements. The average cash collateral balance during the first six months of 2020 was de minimis. As of June 30, 2020, we did not hold any off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first six months of 2020 was $76.8 million, and the maximum amount outstanding at any month end was $234.3 million.

To manage our cash position more efficiently, we may enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no repurchase agreements outstanding at June 30, 2020, nor did we utilize any repurchase agreements during the first six months of 2020. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of June 30, 2020, we owned $27.5 million of FHLB common stock and had outstanding advances of $162.1 million from the regional FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Six Months Ended June 30
	2020	2019
Net Cash Provided by Operating Activities	$852.4	$942.7
Net Cash Used by Investing Activities	(1,090.7)	(1,007.2)
Net Cash Provided by Financing Activities	319.8	31.3
Net Change in Cash and Bank Deposits	$81.5	$(33.2)

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

In May 2020, we issued $500.0 million of 4.500% senior notes due 2025 and received total proceeds of $494.1 million.

During each of the first six months of 2020 and 2019 we made principal payments of $30.0 million on our senior secured non-recourse notes issued by Northwind Holdings.

In June 2019, we issued $400.0 million of 4.00% senior notes due 2029 and received total proceeds of $395.9 million.

Cash used to repurchase shares of Unum Group's common stock during first six months of 2019 was $200.2 million. During the first six months of 2020 and 2019 we paid dividends of $115.8 million and $110.9 million, respectively, to holders of Unum Group's common stock.

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

	AM Best	Fitch	Moody's	S&P
Outlook	Negative	Negative	Negative	Stable

Issuer Credit Ratings	bbb	BBB-	Baa3	BBB

Financial Strength Ratings
Provident Life and Accident Insurance Company	A	A-	A3	A
Provident Life and Casualty Insurance Company	A	A-	NR	NR
Unum Life Insurance Company of America	A	A-	A3	A
First Unum Life Insurance Company	A	A-	A3	A
Colonial Life & Accident Insurance Company	A	A-	A3	A
The Paul Revere Life Insurance Company	A	A-	A3	A
Starmount Life Insurance Company	A-	NR	NR	NR
Unum Insurance Company	A-	A-	A3	NR
Unum Limited	NR	NR	NR	A-

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

On May 27, 2020, AM Best revised their outlook from stable to negative while affirming both the financial strength ratings on our domestic insurance subsidiaries and the long-term issuer ratings on our senior debt obligations. The negative outlook reflects concerns related to future capital contributions required to support our long-term care reserves as well as the impacts from current economic conditions on our operating results and investment portfolio.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2019. During the first six months of 2020, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2020.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Depending on the duration and severity of the current economic uncertainty, we may experience an increase in claims incidence due to COVID-19-related claims and may also experience unfavorable claim trends due to the historical correlation between economic uncertainty and claims incidence. Unfavorable developments in these factors may adversely impact our liquidity and capital position as well as our reserve margins and overall profitability.

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

On April 16, 2020, Fitch downgraded the financial strength ratings on our rated domestic insurance subsidiaries and the issuer credit rating on our senior debt obligations, primarily due to ongoing concerns regarding our historic long-term care exposure and the adequacy of the reserves, and placed us on negative outlook in large part due to the effects of the COVID-19 pandemic. On May 4, 2020, Moody's downgraded our financial strength and issuer credit ratings due to concerns around capital flexibility related to future funding requirements for our long-term care reserves, and placed us on negative outlook due to concerns over the COVID-19 pandemic and the impact it may have on our financial position and operating results. On May 27, 2020, AM Best revised their outlook from stable to negative due to concerns related to future capital contributions required to support our long-term care reserves as well as the impacts from current economic conditions on our operating results and investment portfolio. If our financial strength or credit default ratings were to be further downgraded as a result of the disruptions caused by the COVID-19 pandemic, our business could be negatively affected, including our relationship with distribution partners, our ability to compete and our cost of capital and ability to raise additional capital.

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

See "Executive Summary", "Segment Operating Results", and "Liquidity and Capital Resources" included herein in Part 1, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2019, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 23, 2020. No shares were purchased during the second quarter of 2020. At June 30, 2020, the approximate dollar value of shares that may yet be purchased under the program was $516.2 million, however, we do not expect to resume repurchases through the remainder of our currently authorized repurchase program.

ITEM 6. EXHIBITS

Index to Exhibits

(4.1)	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 of Unum Group’s Form 8-K filed on May 21, 2020).

(10.1)	Unum Group 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Unum Group’s Form 8-K filed on June 2, 2020).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: July 29, 2020	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: July 29, 2020	By:	/s/ Cherie A. Pashley
Cherie A. Pashley
Senior Vice President, Chief Accounting Officer