Form 10-Q
period 2020-09-30
Unum Group
filed 2020-10-28
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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

203,662,044 shares of the registrant's common stock were outstanding as of October 26, 2020.

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
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $41,239.4; $41,079.3; allowance for credit losses of $12.5; $—)	$49,270.2	$47,443.7
Mortgage Loans (net of allowance for credit losses of $14.6; $—)	2,406.5	2,397.0
Policy Loans	3,669.1	3,779.5
Other Long-term Investments	931.0	844.2
Short-term Investments	2,086.7	1,294.5
Total Investments	58,363.5	55,758.9

Other Assets
Cash and Bank Deposits	103.8	84.1
Accounts and Premiums Receivable (net of allowance for credit losses of $41.1; $10.3)	1,577.9	1,602.9
Reinsurance Recoverable (net of allowance for credit losses of $1.8; $—)	4,895.9	4,780.7
Accrued Investment Income	676.9	693.0
Deferred Acquisition Costs	2,291.2	2,324.0
Goodwill	350.6	351.7
Property and Equipment	508.8	534.1
Other Assets	847.4	884.0

Total Assets	$69,616.0	$67,013.4

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	September 30	December 31
	2020	2019
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,801.6	$1,745.5
Reserves for Future Policy and Contract Benefits	48,844.3	47,780.1
Unearned Premiums	404.3	363.9
Other Policyholders’ Funds	1,626.6	1,599.7
Income Tax Payable	395.1	256.7
Deferred Income Tax	210.5	95.4
Short-term Debt	—	399.7
Long-term Debt	3,378.6	2,926.9
Payables for Collateral on Investments	64.5	24.0
Other Liabilities	1,998.3	1,856.5

Total Liabilities	58,723.8	57,048.4

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 306,465,302 and 305,813,326 shares	30.7	30.6
Additional Paid-in Capital	2,371.3	2,348.1
Accumulated Other Comprehensive Income	477.6	37.3
Retained Earnings	11,192.3	10,728.7
Treasury Stock - at cost: 102,876,514 shares	(3,179.7)	(3,179.7)

Total Stockholders' Equity	10,892.2	9,965.0

Total Liabilities and Stockholders' Equity	$69,616.0	$67,013.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,318.1	$2,331.2	$7,058.2	$7,013.0
Net Investment Income	613.2	599.4	1,767.2	1,819.0
Net Realized Investment Gain (Loss)	4.4	(26.2)	(105.8)	(32.4)
Other Income	60.6	55.6	169.0	164.7
Total Revenue	2,996.3	2,960.0	8,888.6	8,964.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,888.6	1,871.5	5,626.2	5,614.9
Commissions	258.3	277.9	810.5	852.4
Interest and Debt Expense	49.4	46.1	142.6	130.8
Cost Related to Early Retirement of Debt	—	25.2	—	25.2
Deferral of Acquisition Costs	(134.9)	(160.6)	(446.8)	(504.6)
Amortization of Deferred Acquisition Costs	149.7	146.3	466.6	468.5
Compensation Expense	253.3	226.5	726.0	676.9
Other Expenses	232.3	227.7	724.2	695.5
Total Benefits and Expenses	2,696.7	2,660.6	8,049.3	7,959.6

Income Before Income Tax	299.6	299.4	839.3	1,004.7

Income Tax Expense
Current	45.1	42.3	173.3	170.6
Deferred	23.4	15.1	8.4	30.0
Total Income Tax Expense	68.5	57.4	181.7	200.6

Net Income	$231.1	$242.0	$657.6	$804.1

Net Income Per Common Share
Basic	$1.13	$1.16	$3.23	$3.81
Assuming Dilution	$1.13	$1.16	$3.23	$3.81

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in millions of dollars)
Net Income	$231.1	$242.0	$657.6	$804.1

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense of $126.6; $209.5; $344.0; $815.6)	481.4	800.4	1,322.4	3,093.2
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax benefit of $89.9; $172.6; $219.7; $619.3)	(340.0)	(665.2)	(833.8)	(2,358.7)
Change in Net Gain on Hedges (net of tax benefit of $6.7; $3.7; $7.2; $12.3)	(27.5)	(13.7)	(29.1)	(46.3)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $(1.9); $0.8; $(1.1); $1.2)	34.5	(37.6)	(32.1)	(40.0)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $0.4; $0.8; $3.4; $2.8)	2.0	5.4	12.9	12.8
Total Other Comprehensive Income	150.4	89.3	440.3	661.0

Comprehensive Income	$381.5	$331.3	$1,097.9	$1,465.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in millions of dollars)
Common Stock
Balance at Beginning of Period	$30.6	$30.6	$30.6	$30.5
Common Stock Activity	0.1	—	0.1	0.1
Balance at End of Period	30.7	30.6	30.7	30.6

Additional Paid-in Capital
Balance at Beginning of Period	2,364.1	2,335.6	2,348.1	2,321.7
Common Stock Activity	7.2	6.7	23.2	20.6
Balance at End of Period	2,371.3	2,342.3	2,371.3	2,342.3

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	327.2	(242.5)	37.3	(814.2)
Other Comprehensive Income	150.4	89.3	440.3	661.0
Balance at End of Period	477.6	(153.2)	477.6	(153.2)

Retained Earnings
Balance at Beginning of Period	11,019.2	10,308.9	10,728.7	9,863.1
Adjustment to Adopt Accounting Standard Update - Note 2	—	—	(18.9)	(3.4)
Balance at Beginning of Period, as Adjusted	11,019.2	10,308.9	10,709.8	9,859.7
Net Income	231.1	242.0	657.6	804.1
Dividends to Stockholders (per common share: $0.285; $0.285; $0.855; $0.805)	(58.0)	(59.4)	(175.1)	(172.3)
Balance at End of Period	11,192.3	10,491.5	11,192.3	10,491.5

Treasury Stock
Balance at Beginning of Period	(3,179.7)	(2,979.5)	(3,179.7)	(2,779.3)
Purchases of Treasury Stock	—	(100.1)	—	(300.3)
Balance at End of Period	(3,179.7)	(3,079.6)	(3,179.7)	(3,079.6)

Total Stockholders' Equity at End of Period	$10,892.2	$9,631.6	$10,892.2	$9,631.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2020	2019
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$657.6	$804.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	163.2	7.1
Change in Deferred Acquisition Costs	19.8	(36.1)
Change in Insurance Reserves and Liabilities	129.2	302.6
Change in Income Taxes	162.0	215.3
Change in Other Accrued Liabilities	(1.5)	(29.9)
Non-cash Components of Net Investment Income	(111.3)	(178.9)
Net Realized Investment Loss	105.8	32.4
Depreciation	85.6	82.6
Other, Net	68.4	57.6
Net Cash Provided by Operating Activities	1,278.8	1,256.8

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	499.7	862.5
Proceeds from Maturities of Fixed Maturity Securities	1,594.2	1,392.3
Proceeds from Sales and Maturities of Other Investments	163.9	272.0
Purchases of Fixed Maturity Securities	(2,229.5)	(2,866.9)
Purchases of Other Investments	(289.6)	(354.9)
Net Purchases of Short-term Investments	(769.8)	(306.2)
Net Increase (Decrease) in Payables for Collateral on Investments	40.5	(97.5)
Net Purchases of Property and Equipment	(99.5)	(107.5)
Other, Net	—	0.3
Net Cash Used by Investing Activities	(1,090.1)	(1,205.9)

Cash Flows from Financing Activities
Short-term Debt Repayment	(400.0)	—
Issuance of Long-term Debt	494.1	841.9
Long-term Debt Repayment	(45.0)	(381.5)
Cost Related to Early Retirement of Debt	—	(24.1)
Issuance of Common Stock	3.3	4.7
Repurchase of Common Stock	—	(297.2)
Dividends Paid to Stockholders	(173.8)	(170.3)
Other, Net	(47.6)	(41.4)
Net Cash Used by Financing Activities	(169.0)	(67.9)

Net Increase (Decrease) in Cash and Bank Deposits	19.7	(17.0)

Cash and Bank Deposits at Beginning of Year	84.1	94.0

Cash and Bank Deposits at End of Period	$103.8	$77.0

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2020
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
Unum Group and Subsidiaries
September 30, 2020
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
Unum Group and Subsidiaries
September 30, 2020
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

The allowance on our premiums receivable is primarily determined using an aging analysis as well as historical lapse and delinquency rates by line of business, adjusted for key factors that may impact our future expectation of premium receipts such as changes in customer demographics, business practices, economic conditions, and product offerings. We write off premiums receivable amounts when determined to be uncollectible, which is based on various factors, including the aging of premiums receivable past the due date and specific communication with customers. At January 1, 2020 and September 30, 2020, the allowance for expected credit losses on premium receivables was $23.8 million and $41.1 million, respectively, on gross premium receivables of $543.0 million and $597.6 million, respectively. The allowance at January 1, 2020 includes amounts that were previously established at December 31, 2019. The allowance decreased $6.4 million during the three months ended September 30, 2020, primarily due to a decline in the premium receivable balance, an improvement in the age of premiums due to be collected, and premium due write-offs. The allowance increased $17.3 million during the nine months ended September 30, 2020, primarily due to an increase in the premium due balance and the uncertainty of collectability resulting from the impacts of COVID-19, partially offset by premium due write-offs. The primary factors considered in establishing the additional allowance were the recent increase in unemployment levels, state-level requirements regarding billing and administration accommodations, and the general uncertainty around the financial condition of some of our customers.

The allowance for our reinsurance recoverable balance is determined using a probability of default approach which incorporates key inputs and assumptions regarding historical insurer liquidation rates, counterparty credit ratings, and collateral received. Liquidation rates are derived from rating agency studies covering domestic insurers and are based on historical liquidation trends according to their respective credit ratings. When calculating our allowance, we apply these liquidation rates to the net amount of our credit exposure, which considers collateral arrangements such as letters of credit. We evaluate the factors used to determine our allowance on a quarterly basis to consider material changes in our assumptions and make adjustments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 2 - Accounting Developments - Continued
accordingly. At both January 1, 2020 and September 30, 2020, the allowance for expected credit losses on reinsurance recoverables was $1.8 million.

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

Accounting Updates Outstanding:

ASC	Description	Date of Adoption	Effect on Financial Statements

ASC 715 "Compensation - Retirement Benefits"	This update amends the defined benefit pension and other postretirement benefit guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removes the requirement to disclose the effects of a one-percentage point change in the assumed healthcare cost trend and the requirement to disclose amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost of the next year. This update adds a requirement to describe the reasons for significant gains and losses related to changes in the benefit obligation for the period. The update also clarifies that the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) and fair value of plan assets are to be disclosed for plans with PBOs or ABOs in excess of plan assets. The guidance is to be applied retrospectively and early adoption is permitted.	December 31, 2020	The adoption of this update will modify our disclosures but will not have an impact on our financial position or results of operations.

ASC 740 "Income Taxes"	The amendments in this update simplify the accounting for income taxes by removing certain exceptions in the guidance related to the following: 1. losses in continuing operations when there is income in other items, 2. foreign subsidiaries becoming equity method investments and vice versa, and 3. year-to-date interim period losses exceeding anticipated loss for the year. The amendments also simplify the accounting for income taxes related to the following: 1. franchise taxes partially based on income, 2. step up in the tax basis of goodwill, 3. allocation of tax expense to entities not subject to tax, 4. enacted changes in tax law or rates in interim periods, and 5. employee stock ownership programs and investments in qualified affordable housing projects accounted for using the equity method.	January 1, 2021	The adoption of this update will not have a material effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 944 "Financial Services - Insurance"	This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income. These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. The update also requires that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in other comprehensive income. This update also simplifies the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations but are no longer subject to an impairment test. Significant additional disclosures will also be required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. The application of this guidance will vary based upon the specific requirements of the update but will generally result in either a modified retrospective or full retrospective approach with changes applied as of the beginning of the earliest period presented. Early adoption is permitted.

	* The Financial Accounting Standards Board (FASB) has affirmed a proposal to defer the effective date to January 1, 2023 and is expected to issue a final amendment later in 2020.	January 1, 2022*	We are currently evaluating the impact of the update and expect that the adoption may have a material impact on our financial position and results of operations. The update will also significantly expand our disclosures.

ASC 848 "Reference Rate Reform"	The amendments in this update provide optional guidance, for a limited period of time, to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The guidance allows for various practical expedients and exceptions when applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Specifically, the guidance provides certain practical expedients for contract modifications, fair value hedges, and cash flow hedges and also provides certain exceptions related to changes in the critical terms of a hedging relationship. The guidance also allows for a one-time election to sell or transfer debt securities that were both classified as held-to-maturity prior to January 1, 2020 and reference a rate affected by the reform.	Adoption is permitted as of the beginning of the interim period that includes March 12, 2020 (the issuance date of the update), or any date thereafter, through December 31, 2022, at which point the guidance will sunset.	We have not yet determined the impact on our financial position or results of operations if we elect to adopt this guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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
Unum Group and Subsidiaries
September 30, 2020
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
September 30, 2020
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

At September 30, 2020, approximately 18.5 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 81.5 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•68.4 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•8.8 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

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
September 30, 2020
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

The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		September 30, 2020
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$221.0	Not redeemable	$193.3
		40.1	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	—
Total Private Credit		261.1		193.3

Private Equity	(b)	198.5	Not redeemable	204.6
		2.1	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	37.8
Total Private Equity		200.6		242.4

Real Assets	(c)	171.8	Not redeemable	186.6
		55.1	Quarterly / 90 days notice	—
Total Real Assets		226.9		186.6

Total Partnerships		$688.6		$622.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
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

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of September 30, 2020, the estimated remaining life of the investments that do not allow for redemptions is approximately 40 percent in the next 3 years, 41 percent during the period from 3 to 5 years, 16 percent during the period from 5 to 10 years, and 3 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of September 30, 2020, the estimated remaining life of the investments that do not allow for redemptions is approximately 22 percent in the next 3 years, 37 percent during the period from 3 to 5 years, 40 percent during the period from 5 to 10 years, and 1 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of September 30, 2020, the estimated remaining life of the investments that do not allow for redemptions is approximately 12 percent in the next 3 years, 23 percent during period from 3 to 5 years and 65 percent during the period from 5 to 10 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships generally on a one-quarter lag in accordance with our accounting policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 3 - Fair Values of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	September 30, 2020
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$1,249.9	$—	$—	$1,249.9
States, Municipalities, and Political Subdivisions	18.5	3,897.1	14.4	—	3,930.0
Foreign Governments	—	1,093.4	21.7	—	1,115.1
Public Utilities	550.0	7,104.2	361.8	—	8,016.0
Mortgage/Asset-Backed Securities	—	1,344.3	87.8	—	1,432.1
All Other Corporate Bonds	8,556.3	24,260.9	700.4	—	33,517.6
Redeemable Preferred Stocks	—	9.5	—	—	9.5
Total Fixed Maturity Securities	9,124.8	38,959.3	1,186.1	—	49,270.2

Other Long-term Investments
Derivatives
Forwards	—	0.1	—	—	0.1
Foreign Exchange Contracts	—	38.0	—	—	38.0
Credit Default Swaps	—	0.2	—	—	0.2
Total Derivatives	—	38.3	—	—	38.3
Perpetual Preferred and Equity Securities	19.3	0.2	4.6	—	24.1
Private Equity Partnerships	—	—	—	688.6	688.6
Total Other Long-term Investments	19.3	38.5	4.6	688.6	751.0
Total Financial Instrument Assets Carried at Fair Value	$9,144.1	$38,997.8	$1,190.7	$688.6	$50,021.2

Liabilities
Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$34.0	$—	$—	$34.0
Embedded Derivative in Modified Coinsurance Arrangement	—	—	53.7	—	53.7
Total Derivatives	—	34.0	53.7	—	87.7
Total Financial Instrument Liabilities Carried at Fair Value	$—	$34.0	$53.7	$—	$87.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 3 - Fair Values of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2020
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI[1]	Purchases	Sales	Into	Out of		OCI[1]	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$13.8	$—	$0.6	$—	$—	$—	$—	$14.4	$0.1	$—
Foreign Governments	22.0	—	(0.3)	—	—	—	—	21.7	(0.2)	—
Public Utilities	309.2	—	2.8	—	—	128.1	(78.3)	361.8	2.9	—
Mortgage/Asset-Backed Securities	174.3	—	(1.0)	—	—	—	(85.5)	87.8	(0.9)	—
All Other Corporate Bonds	546.5	—	11.4	60.0	(1.0)	208.3	(124.8)	700.4	10.2	—
Total Fixed Maturity Securities	1,065.8	—	13.5	60.0	(1.0)	336.4	(288.6)	1,186.1	12.1	—

Equity Securities	4.5	0.1	—	—	—	—	—	4.6	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	(67.8)	14.1	—	—	—	—	—	(53.7)	—	14.1

1 Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 3 - Fair Values of Financial Instruments - Continued

	Three Months Ended September 30, 2019
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 3 - Fair Values of Financial Instruments - Continued

	Nine Months Ended September 30, 2020
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$41.8	$—	$1.1	$—	$—	$—	$(28.5)	$14.4	$1.4	$—
Foreign Governments	21.8	—	(0.1)	—	—	—	—	21.7	(0.1)	—
Public Utilities	14.6	—	7.0	—	—	340.2	—	361.8	7.1	—
Mortgage/Asset-Backed Securities	34.1	—	(1.8)	—	(7.0)	62.7	(0.2)	87.8	(1.8)	—
All Other Corporate Bonds	600.5	—	7.3	105.0	(29.1)	183.0	(166.3)	700.4	11.3	—
Total Fixed Maturity Securities	712.8	—	13.5	105.0	(36.1)	585.9	(195.0)	1,186.1	17.9	—

Equity Securities	4.6	—	—	—	—	—	—	4.6	—	—
Embedded Derivative in Modified Coinsurance Arrangement	(22.8)	(30.9)	—	—	—	—	—	(53.7)	—	(30.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
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
September 30, 2020
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

	September 30, 2020
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$111.6	Market Approach	Lack of Marketability	(a)	0.12% - 1.27% / 0.76%
All Other Corporate Bonds - Private	45.9	Market Approach	Volatility of Credit	(b)	0.50% - 15.42% / 2.43%
Equity Securities - Private	4.6	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(53.7)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 1.3%

	December 31, 2019
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$119.2	Market Approach	Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c)	4.56% - 4.56% / 4.56% 0.35% - 17.68% / 2.2% Priced at Par
Equity Securities - Private	4.6	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(22.8)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 0.8%

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
September 30, 2020
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,669.1 million and $3,490.6 million as of September 30, 2020 and December 31, 2019, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
September 30, 2020
Note 3 - Fair Values of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	September 30, 2020
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,623.3	$—	$2,623.3	$2,406.5
Policy Loans	—	—	3,819.2	3,819.2	3,669.1
Other Long-term Investments
Miscellaneous Long-term Investments	—	21.7	36.6	58.3	58.3
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,645.0	$3,855.8	$6,500.8	$6,133.9

Liabilities
Long-term Debt	$2,561.0	$1,203.5	$—	$3,764.5	$3,378.6
Payable for Collateral on Federal Home Loan Bank (FHLB) Funding Agreements	—	30.2	—	30.2	30.2
Other Liabilities
Unfunded Commitments	—	1.8	—	1.8	1.8
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,561.0	$1,235.5	$—	$3,796.5	$3,410.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 4 - Investments
Fixed Maturity Securities

At September 30, 2020 and December 31, 2019, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	September 30, 2020
	Amortized Cost	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,032.0	$—	$217.9	$—	$1,249.9
States, Municipalities, and Political Subdivisions	3,321.6	—	612.0	3.6	3,930.0
Foreign Governments	860.9	—	255.6	1.4	1,115.1
Public Utilities	6,359.9	—	1,662.7	6.6	8,016.0
Mortgage/Asset-Backed Securities	1,317.1	—	115.2	0.2	1,432.1
All Other Corporate Bonds	28,338.3	12.5	5,313.7	134.4	33,517.6
Redeemable Preferred Stocks	9.6	—	—	0.1	9.5
Total Fixed Maturity Securities	$41,239.4	$12.5	$8,177.1	$146.3	$49,270.2

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,246.1	$156.0	$0.4	$1,401.7
States, Municipalities, and Political Subdivisions	2,863.1	507.6	7.3	3,363.4
Foreign Governments	843.5	175.2	1.0	1,017.7
Public Utilities	6,436.7	1,303.7	8.2	7,732.2
Mortgage/Asset-Backed Securities	1,377.8	101.3	0.4	1,478.7
All Other Corporate Bonds	28,273.1	4,211.2	73.9	32,410.4
Redeemable Preferred Stocks	39.0	0.6	—	39.6
Total Fixed Maturity Securities	$41,079.3	$6,455.6	$91.2	$47,443.7

(1) Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	September 30, 2020
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
States, Municipalities, and Political Subdivisions	$0.1	$—	$275.0	$3.6
Foreign Governments	—	—	29.1	1.4
Public Utilities	24.2	2.2	108.5	4.4
Mortgage/Asset-Backed Securities	0.1	—	21.4	0.2
All Other Corporate Bonds	186.2	50.5	1,435.1	83.9
Redeemable Preferred Stocks	—	—	9.5	0.1
Total Fixed Maturity Securities	$210.6	$52.7	$1,878.6	$93.6

	December 31, 2019
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$110.2	$0.4	$—	$—
States, Municipalities, and Political Subdivisions	331.0	7.3	0.3	—
Foreign Governments	69.4	1.0	—	—
Public Utilities	168.3	2.6	37.0	5.6
Mortgage/Asset-Backed Securities	47.0	0.4	3.1	—
All Other Corporate Bonds	579.1	29.1	379.8	44.8
Total Fixed Maturity Securities	$1,305.0	$40.8	$420.2	$50.4

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	September 30, 2020
	Amortized Cost, Net of ACL	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,037.7	$17.8	$1,014.5	$2.1	$38.9
Over 1 year through 5 years	6,811.8	629.0	6,994.9	52.9	393.0
Over 5 years through 10 years	12,880.8	2,189.8	14,384.6	45.7	640.3
Over 10 years	19,192.0	5,225.3	23,376.4	45.4	995.5
	39,922.3	8,061.9	45,770.4	146.1	2,067.7
Mortgage/Asset-Backed Securities	1,317.1	115.2	1,410.6	0.2	21.5
Total Fixed Maturity Securities	$41,239.4	$8,177.1	$47,181.0	$146.3	$2,089.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
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

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of September 30, 2020:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$45,668.1	$7,987.3	$32.7	22.4%
Below-Investment-Grade	3,602.1	189.8	113.6	77.6%
Total Fixed Maturity Securities	$49,270.2	$8,177.1	$146.3	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2020, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

As of September 30, 2020, we held 87 individual investment-grade fixed maturity securities and 61 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 4 investment-grade fixed maturity securities and 15 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
September 30, 2020
Note 4 - Investments - Continued
•Market conditions
•Rating agency and governmental actions
•Bid and offering prices and the level of trading activity
•Adverse changes in estimated cash flows for securitized investments
•Changes in fair value subsequent to the balance sheet date
•Any other key measures for the related security

While determining whether a credit loss exists is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of problem investments and the recording of credit losses on a timely basis for investments determined to have a credit loss. We calculate the allowance for credit losses of fixed maturity securities based on the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. When estimating future cash flows, we analyze the strength of the issuer’s balance sheet, its debt obligations and near-term funding arrangements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. As of September 30, 2020, with respect to the fixed maturity securities for which the allowance for credit losses was recognized, we do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of our estimated value.

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, all of which are classified as "all other corporate bonds" in the preceding tables, at September 30, 2020:

	Three Months Ended	Nine Months Ended
	(in millions of dollars)
Balance, beginning of period	$29.8	$—
Credit losses on securities for which credit losses were not previously recorded	—	55.6
Change in allowance due to change in intent to hold securities to maturity	(16.9)	(37.7)
Change in allowance on securities with allowance recorded in previous period	(0.4)	(5.4)
Balance, end of period	$12.5	$12.5

At September 30, 2020, we had commitments of $185.3 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of September 30, 2020, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $725.2 million, comprised of $36.6 million of tax credit partnerships and $688.6 million of private equity partnerships. At December 31, 2019, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $675.1 million, comprised of $58.4 million of tax credit partnerships and $616.7 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 4 - Investments - Continued

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in millions of dollars)
Income Tax Credits	$8.3	$9.5	$24.9	$28.3
Amortization, Net of Tax	(5.4)	(6.1)	(16.4)	(19.0)
Income Tax Benefit	$2.9	$3.4	$8.5	$9.3

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $1.8 million of unfunded unconditional commitments at September 30, 2020. See Note 3 for commitments to fund private equity partnerships.

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

We adopted new accounting guidance that requires us to estimate an allowance for expected credit losses effective January 1, 2020. We carry our mortgage loans at amortized cost less the allowance for expected credit losses. The amortized cost of our mortgage loans was $2,421.1 million and $2,397.0 million at September 30, 2020 and December 31, 2019, respectively. The allowance for expected credit losses was $14.6 million at September 30, 2020. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $8.1 million and $8.3 million at September 30, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	September 30, 2020		December 31, 2019
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$635.6	26.4%	$608.8	25.4%
Industrial	602.7	25.1	623.6	26.0
Office	522.8	21.7	549.3	22.9
Retail	598.6	24.9	567.5	23.7
Other	46.8	1.9	47.8	2.0
Total	$2,406.5	100.0%	$2,397.0	100.0%

Region
New England	$40.5	1.7%	$28.9	1.2%
Mid-Atlantic	204.4	8.5	184.5	7.7
East North Central	341.8	14.2	329.2	13.7
West North Central	201.6	8.4	215.4	9.0
South Atlantic	509.6	21.2	509.2	21.2
East South Central	110.9	4.6	114.3	4.8
West South Central	259.0	10.8	246.6	10.3
Mountain	252.6	10.5	268.2	11.2
Pacific	486.1	20.1	500.7	20.9
Total	$2,406.5	100.0%	$2,397.0	100.0%

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
September 30, 2020
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable credit quality indicators:

	September 30, 2020		December 31, 2019
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Rating
A	$466.3	19.4%	$485.6	20.3%
BBB	1,894.4	78.7	1,911.4	79.7
BB	29.4	1.2	—	—
B	16.4	0.7	—	—
Total	$2,406.5	100.0%	$2,397.0	100.0%

Loan-to-Value Ratio
<= 65%	$1,250.1	51.9%	$1,215.1	50.7%
> 65% <= 75%	1,053.7	43.8	1,053.0	43.9
> 75% <= 85%	45.5	1.9	91.4	3.8
> 85%	57.2	2.4	37.5	1.6
Total	$2,406.5	100.0%	$2,397.0	100.0%

The following table presents the amortized cost of our mortgage loans by year of origination and credit quality indicators at September 30, 2020:

	Prior to 2016	2016	2017	2018	2019	2020	Total
	(in millions of dollars)
Internal Rating
A	$233.0	$104.5	$52.7	$60.3	$17.1	$—	$467.6
BBB	515.2	290.1	281.5	333.5	353.5	133.7	1,907.5
BB	29.6	—	—	—	—	—	29.6
B	16.4	—	—	—	—	—	16.4
Total Amortized Cost	794.2	394.6	334.2	393.8	370.6	133.7	2,421.1
Allowance for credit losses	(2.8)	(2.6)	(1.8)	(3.1)	(3.1)	(1.2)	(14.6)
Carrying Amount	$791.4	$392.0	$332.4	$390.7	$367.5	$132.5	$2,406.5

Loan-to-Value Ratio
<=65%	$652.1	$245.4	$146.8	$78.1	$83.3	$48.5	$1,254.2
>65<=75%	65.2	121.8	187.4	315.7	287.3	85.2	1,062.6
>75%<=85%	18.9	27.4	—	—	—	—	46.3
>85%	58.0	—	—	—	—	—	58.0
Total Amortized Cost	794.2	394.6	334.2	393.8	370.6	133.7	2,421.1
Allowance for credit losses	(2.8)	(2.6)	(1.8)	(3.1)	(3.1)	(1.2)	(14.6)
Carrying Amount	$791.4	$392.0	$332.4	$390.7	$367.5	$132.5	$2,406.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 4 - Investments - Continued
The following table presents a roll-forward of allowance for expected credit losses by loan-to-value ratio:

	Three Months Ended September 30, 2020
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$3.9	$—	$—	$—	$3.9
>65<=75%	7.9	1.2	—	—	9.1
>75%<=85%	1.0	(0.3)	—	—	0.7
>85%	0.4	0.5	—	—	0.9
Total	$13.2	$1.4	$—	$—	$14.6

	Nine Months Ended September 30, 2020
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$2.8	$1.1	$—	$—	$3.9
>65<=75%	4.6	4.5	—	—	9.1
>75%<=85%	0.5	0.2	—	—	0.7
>85%	0.4	0.5	—	—	0.9
Total	$8.3	$6.3	$—	$—	$14.6

The increase in our estimate of expected losses during the third quarter and first nine months of 2020 is primarily due to the expected impact of COVID-19, specifically impacts to underlying commercial real estate values, and reflects market conditions at September 30, 2020.

There were no troubled debt restructurings during the three and nine months ended September 30, 2020 and 2019. At September 30, 2020 and December 31, 2019, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the three and nine months ended September 30, 2020 and 2019.

For the three and nine months ended September 30, 2020, we had no impaired mortgage loans. Our average investment in impaired mortgage loans was zero and $0.8 million for the three and nine months ended September 30, 2019, respectively. We did not recognize any interest income on mortgage loans subsequent to impairment during the three and nine months ended September 30, 2020 or 2019.

At September 30, 2020, we had $26.9 million of commitments to fund commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At September 30, 2020, we had $0.2 million of expected credit losses related to unfunded commitments on our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
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

We had no outstanding securities lending agreements at September 30, 2020. As of December 31, 2019, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $176.4 million, for which we received collateral in the form of securities of $186.5 million. We had no outstanding repurchase agreements at September 30, 2020 or December 31, 2019.

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

	September 30, 2020	December 31, 2019
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$21.7	$18.5
Advances from FHLB	$30.2	$—

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$970.4	$182.1
Commercial Mortgage Loans	1,099.7	164.4
Total Carrying Value of Collateral Posted to FHLB	$2,070.1	$346.5

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
September 30, 2020
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

	September 30, 2020
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$38.3	$—	$38.3	$(4.2)	$(34.1)	$—

Financial Liabilities:
Derivatives	$34.0	$—	$34.0	$(33.4)	$—	$0.6

	December 31, 2019
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$27.5	$—	$27.5	$(4.0)	$(23.5)	$—
Securities Lending	176.4	—	176.4	(176.4)	—	—
Total	$203.9	$—	$203.9	$(180.4)	$(23.5)	$—

Financial Liabilities:
Derivatives	$34.6	$—	$34.6	$(31.3)	$—	$3.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in millions of dollars)
Fixed Maturity Securities	$560.8	$546.7	$1,643.1	$1,656.3
Derivatives	18.7	19.1	59.6	55.0
Mortgage Loans	26.1	25.4	83.1	77.0
Policy Loans	5.1	5.0	14.9	14.5
Other Long-term Investments
Perpetual Preferred Securities[1]	(0.2)	0.1	(6.7)	4.8
Private Equity Partnerships[2]	11.3	4.7	(9.6)	19.5
Other	0.4	0.2	5.3	2.8
Short-term Investments	1.3	8.7	10.1	22.4
Gross Investment Income	623.5	609.9	1,799.8	1,852.3
Less Investment Expenses	7.2	7.3	23.3	23.6
Less Investment Income on Participation Fund Account Assets	3.1	3.2	9.3	9.7
Net Investment Income	$613.2	$599.4	$1,767.2	$1,819.0

1 The net unrealized gain (loss) recognized in net investment income for the three and nine months ended September 30, 2020 related to perpetual preferred securities still held at September 30, 2020 was $(0.8) million and $(8.7) million, respectively. The net unrealized gain (loss) recognized in net investment income for the three and nine months ended September 30, 2019 related to perpetual preferred securities still held at September 30, 2019 was $0.3 million and $3.3 million, respectively.

2 The net unrealized gain (loss) recognized in net investment income for the three and nine months ended September 30, 2020 related to private equity partnerships still held at September 30, 2020 was $8.5 million and $(27.1) million, respectively. The net unrealized gain (loss) recognized in net investment income for the three and nine months ended September 30, 2019 related to private equity partnerships still held at September 30, 2019 was $(1.1) million and $2.6 million, respectively. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 4 - Investments - Continued
Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$3.3	$11.3	$8.3	$22.5
Gross Losses on Sales	(2.8)	(5.7)	(7.6)	(30.5)
Credit Losses	—	(20.8)	(59.3)	(20.8)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.9	0.6	1.2	4.5
Gross Losses on Sales	(0.2)	—	(0.4)	(0.1)
Impairment Loss	(8.4)	—	(8.4)	—
Credit Losses	(1.6)	—	(6.2)	—
Embedded Derivative in Modified Coinsurance Arrangement	14.1	(11.1)	(30.9)	(6.4)
All Other Derivatives	(0.6)	(0.1)	(2.3)	(0.7)
Foreign Currency Transactions	(0.3)	(0.4)	(0.2)	(0.9)
Net Realized Investment Gain (Loss)	$4.4	$(26.2)	$(105.8)	$(32.4)

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
September 30, 2020
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
September 30, 2020
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. As of September 30, 2020, our credit exposure on derivatives was de minimis. At December 31, 2019, we had no credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	September 30, 2020	December 31, 2019
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$34.3	$24.0
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$30.4	$28.6

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $34.0 million and $34.6 million at September 30, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 5 - Derivative Financial Instruments - Continued
Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at June 30, 2019	$558.8	$250.0	$10.9	$—	$819.7
Additions	22.0	—	—	358.9	380.9
Terminations	13.5	—	—	256.0	269.5
Foreign Currency	—	—	(0.3)	—	(0.3)
Balance at September 30, 2019	$567.3	$250.0	$10.6	$102.9	$930.8

Balance at December 31, 2018	$538.2	$250.0	$11.0	$—	$799.2
Additions	121.6	—	—	382.4	504.0
Terminations	92.5	—	—	279.1	371.6
Foreign Currency	—	—	(0.4)	(0.4)	(0.8)
Balance at September 30, 2019	$567.3	$250.0	$10.6	$102.9	$930.8

Balance at June 30, 2020	$663.1	$250.0	$10.7	$7.6	$931.4
Additions	40.4	—	—	2.7	43.1
Terminations	3.3	250.0	—	—	253.3
Foreign Currency	—	—	0.4	—	0.4
Balance at September 30, 2020	$700.2	$—	$11.1	$10.3	$721.6

Balance at December 31, 2019	$611.1	$250.0	$11.4	$8.9	$881.4
Additions	92.4	—	—	2.7	95.1
Terminations	3.3	250.0	—	1.3	254.6
Foreign Currency	—	—	(0.3)	—	(0.3)
Balance at September 30, 2020	$700.2	$—	$11.1	$10.3	$721.6

Cash Flow Hedges

As of September 30, 2020 and December 31, 2019, we had $210.2 million and $213.5 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

During the third quarter of 2019, we entered into a $350.0 million notional forward benchmark interest rate lock in order to hedge the interest rate risk associated with the cash flows related to the tender offer and early redemption of certain of our debt securities. We terminated $256.0 million notional of the interest rate lock in the third quarter of 2019 for the debt securities that were tendered and recognized a loss of $0.6 million that was reported with the $3.8 million tender premium in the third quarter of 2019 as a cost related to the early retirement of debt in our statement of income.

As of September 30, 2020, we expect to amortize approximately $72.8 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 5 - Derivative Financial Instruments - Continued
by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2020, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2045.

Fair Value Hedges

As of September 30, 2020 and December 31, 2019, we had $341.8 million and $249.4 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

At December 31, 2019, we had $250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt which matured in the third quarter of 2020 along with the hedged debt. These swaps effectively converted the associated fixed rate long-term debt into floating rate debt and provided for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security.

The following table summarizes the carrying amount of hedged assets and liabilities and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$290.6	$239.4	$7.9	$1.1

Long-term Debt	$—	$(249.2)	$—	$0.6

For the three and nine months ended September 30, 2020, $(10.2) million and $14.1 million, respectively, of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. For the three and nine months ended September 30, 2019, $(0.6) million and $0.9 million, respectively, of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of September 30, 2020 and December 31, 2019, we held $148.2 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

As of September 30, 2020 and December 31, 2019, we held $11.1 million and $11.4 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of September 30, 2020 and December 31, 2019, we held $10.3 million and $8.9 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	September 30, 2020
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Exchange Contracts	Other L-T Investments	$23.6	Other Liabilities	$5.3

Fair Value Hedges
Foreign Exchange Contracts	Other L-T Investments	14.4	Other Liabilities	4.6

Total Designated as Hedging Instruments		$38.0		$9.9

Not Designated as Hedging Instruments
Credit Default Swaps	Other L-T Investments	$0.2	Other Liabilities	$—
Forwards	Other L-T Investments	0.1	Other Liabilities	—
Foreign Exchange Contracts	Other L-T Investments	—	Other Liabilities	24.1
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	53.7
Total Not Designated as Hedging Instruments		$0.3		$77.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
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
September 30, 2020
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30
	2020			2019
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$613.2	$4.4	$49.4	$599.4	$(26.2)	$46.1

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	72.1	—	7.3	74.5	1.7	7.7
Derivatives Designated as Hedging Instruments	18.6	—	0.4	18.8	5.3	0.6
Foreign Exchange Contracts:
Hedged items	2.4	(0.1)	—	3.3	(0.8)	—
Derivatives Designated as Hedging Instruments	0.8	0.1	—	(0.3)	0.7	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	0.6	2.9	—	(0.6)	3.5
Derivatives Designated as Hedging Instruments	—	(0.6)	(0.6)	—	0.6	0.6
Foreign Exchange Contracts
Hedged items	1.8	9.7	—	0.6	(4.8)	—
Derivatives Designated as Hedging Instruments	(0.1)	(9.7)	—	0.5	4.8	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 5 - Derivative Financial Instruments - Continued

	Nine Months Ended September 30
	2020			2019
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$1,767.2	$(105.8)	$142.6	$1,819.0	$(32.4)	$130.8

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	218.1	0.1	21.9	222.0	(1.2)	23.1
Derivatives Designated as Hedging Instruments	57.5	0.4	1.7	54.4	9.3	1.8
Foreign Exchange Contracts:
Hedged items	8.5	(0.1)	—	11.6	1.1	—
Derivatives Designated as Hedging Instruments	2.1	0.1	—	(0.9)	(1.0)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	(0.6)	10.1	—	(4.2)	10.7
Derivatives Designated as Hedging Instruments	—	0.6	(0.9)	—	4.2	2.1
Foreign Exchange Contracts
Hedged items	5.0	6.8	—	1.5	(4.0)	—
Derivatives Designated as Hedging Instruments	2.0	(6.8)	—	1.2	4.0	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$—	$(0.1)	$—	$(0.2)
Foreign Exchange Contracts	(5.6)	6.7	6.0	(4.0)
Total	$(5.6)	$6.6	$6.0	$(4.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.3)	$0.2	$(0.4)	$(0.4)
Foreign Exchange Contracts	(0.3)	(0.2)	(1.9)	(0.3)
Embedded Derivative in Modified Coinsurance Arrangement	14.1	(11.1)	(30.9)	(6.4)
Total	$13.5	$(11.1)	$(33.2)	$(7.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 6 - Accumulated Other Comprehensive Income (Loss)
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at June 30, 2020	$963.1	$186.2	$(348.2)	$(473.9)	$327.2
Other Comprehensive Income (Loss) Before Reclassifications	141.3	(12.9)	34.5	(1.9)	161.0
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	0.1	(14.6)	—	3.9	(10.6)
Net Other Comprehensive Income (Loss)	141.4	(27.5)	34.5	2.0	150.4
Balance at September 30, 2020	$1,104.5	$158.7	$(313.7)	$(471.9)	$477.6

Balance at June 30, 2019	$286.9	$218.0	$(307.6)	$(439.8)	$(242.5)
Other Comprehensive Income (Loss) Before Reclassifications	118.8	4.3	(37.6)	1.3	86.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	16.4	(18.0)	—	4.1	2.5
Net Other Comprehensive Income (Loss)	135.2	(13.7)	(37.6)	5.4	89.3
Balance at September 30, 2019	$422.1	$204.3	$(345.2)	$(434.4)	$(153.2)

Balance at December 31, 2019	$615.9	$187.8	$(281.6)	$(484.8)	$37.3
Other Comprehensive Income (Loss) Before Reclassifications	441.7	15.5	(32.1)	1.4	426.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	46.9	(44.6)	—	11.5	13.8
Net Other Comprehensive Income (Loss)	488.6	(29.1)	(32.1)	12.9	440.3
Balance at September 30, 2020	$1,104.5	$158.7	$(313.7)	$(471.9)	$477.6

Balance at December 31, 2018	$(312.4)	$250.6	$(305.2)	$(447.2)	$(814.2)
Other Comprehensive Income (Loss) Before Reclassifications	704.8	0.5	(40.0)	1.5	666.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	29.7	(46.8)	—	11.3	(5.8)
Net Other Comprehensive Income (Loss)	734.5	(46.3)	(40.0)	12.8	661.0
Balance at September 30, 2019	$422.1	$204.3	$(345.2)	$(434.4)	$(153.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
The net unrealized gain (loss) on securities consists of the following components:

				Change at September 30, 2020
	September 30	June 30	December 31	Three Months	Nine Months
	2020	2020	2019	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$8,030.8	$7,422.8	$6,364.4	$608.0	$1,666.4
Deferred Acquisition Costs	(75.2)	(69.4)	(62.7)	(5.8)	(12.5)
Reserves for Future Policy and Contract Benefits	(6,971.3)	(6,459.8)	(5,803.1)	(511.5)	(1,168.2)
Reinsurance Recoverable	551.9	464.5	424.7	87.4	127.2
Income Tax	(431.7)	(395.0)	(307.4)	(36.7)	(124.3)
Total	$1,104.5	$963.1	$615.9	$141.4	$488.6

				Change at September 30, 2019
	September 30	June 30	December 31	Three Months	Nine Months
	2019	2019	2018	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$6,645.3	$5,635.4	$2,736.5	$1,009.9	$3,908.8
Deferred Acquisition Costs	(64.7)	(57.0)	(27.9)	(7.7)	(36.8)
Reserves for Future Policy and Contract Benefits	(6,334.2)	(5,455.7)	(3,220.3)	(878.5)	(3,113.9)
Reinsurance Recoverable	434.1	385.7	261.4	48.4	172.7
Income Tax	(258.4)	(221.5)	(62.1)	(36.9)	(196.3)
Total	$422.1	$286.9	$(312.4)	$135.2	$734.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Loss
Loss on Sales of Securities	$(0.1)	$—	$(0.1)	$(16.8)
Credit Losses on Fixed Maturity Securities	—	(20.8)	(59.3)	(20.8)
	(0.1)	(20.8)	(59.4)	(37.6)
Income Tax Expense (Benefit)	—	(4.4)	(12.5)	(7.9)
Total	$(0.1)	$(16.4)	$(46.9)	$(29.7)

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$18.2	$19.0	$55.9	$54.0
Gain (Loss) on Foreign Exchange Contracts	0.5	(0.1)	1.5	(0.3)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	—	4.4	0.4	8.8
Loss on Foreign Exchange Contracts	0.2	0.8	0.2	(1.0)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.4)	(0.6)	(1.5)	(1.6)
Loss on Forward	—	(0.6)	—	(0.6)
	18.5	22.9	56.5	59.3
Income Tax Expense	3.9	4.9	11.9	12.5
Total	$14.6	$18.0	$44.6	$46.8

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.9)	$(4.6)	$(14.8)	$(13.9)
Amortization of Prior Service Credit	0.1	0.1	0.2	0.2
	(4.8)	(4.5)	(14.6)	(13.7)
Income Tax Expense (Benefit)	(0.9)	(0.4)	(3.1)	(2.4)
Total	$(3.9)	$(4.1)	$(11.5)	$(11.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses
Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2020	2019
	(in millions of dollars)
Balance at January 1	$23,076.7	$23,149.0
Less Reinsurance Recoverable	2,246.8	2,227.3
Net Balance at January 1	20,829.9	20,921.7

Incurred Related to
Current Year	4,716.9	4,588.9
Prior Years
Interest	774.0	793.9
All Other Incurred	(314.3)	(228.1)
Foreign Currency	(50.3)	(68.3)
Total Incurred	5,126.3	5,086.4

Paid Related to
Current Year	(1,817.2)	(1,721.3)
Prior Years	(3,532.4)	(3,570.6)
Total Paid	(5,349.6)	(5,291.9)

Net Balance at September 30	20,606.6	20,716.2
Plus Reinsurance Recoverable	2,261.7	2,241.8
Balance at September 30	$22,868.3	$22,958.0

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
September 30, 2020
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	September 30
	2020	2019
	(in millions of dollars)
Policy and Contract Benefits	$1,801.6	$1,720.5
Reserves for Future Policy and Contract Benefits	48,844.3	48,060.8
Total	50,645.9	49,781.3
Less:
Life Reserves for Future Policy and Contract Benefits	8,327.8	8,396.2
Accident and Health Active Life Reserves	12,478.5	12,092.9
Adjustment Related to Unrealized Investment Gains and Losses	6,971.3	6,334.2
Liability for Unpaid Claims and Claim Adjustment Expenses	$22,868.3	$22,958.0

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
September 30, 2020
Note 8 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

Certain prior year amounts were reclassified to conform to current year presentation.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$450.5	$453.6	$1,374.5	$1,363.7
Group Short-term Disability	196.2	194.4	603.0	570.7
Group Life and Accidental Death & Dismemberment
Group Life	406.3	415.0	1,235.4	1,249.4
Accidental Death & Dismemberment	39.7	41.5	123.1	124.2
Supplemental and Voluntary
Individual Disability	117.7	109.2	340.3	328.4
Voluntary Benefits	212.2	226.2	666.6	689.2
Dental and Vision	60.8	62.0	190.9	182.7
	1,483.4	1,501.9	4,533.8	4,508.3
Unum International
Unum UK
Group Long-term Disability	92.2	84.8	272.0	262.3
Group Life	27.3	27.9	83.3	83.9
Supplemental	25.4	21.6	73.9	65.7
Unum Poland	20.5	18.0	57.9	53.0
	165.4	152.3	487.1	464.9
Colonial Life
Accident, Sickness, and Disability	238.9	243.0	738.4	727.6
Life	91.9	86.7	282.5	262.6
Cancer and Critical Illness	89.1	90.2	272.3	269.9
	419.9	419.9	1,293.2	1,260.1
Closed Block
Long-term Care	167.7	163.6	498.2	489.2
Individual Disability	80.0	91.4	240.1	283.9
All Other	1.7	2.1	5.8	6.6
	249.4	257.1	744.1	779.7

Total Premium Income	$2,318.1	$2,331.2	$7,058.2	$7,013.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 8 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2020

Premium Income	$1,483.4	$165.4	$419.9	$249.4	$—	$2,318.1
Net Investment Income	190.7	26.3	43.7	351.2	1.3	613.2
Other Income	42.0	0.2	0.3	17.8	0.3	60.6
Adjusted Operating Revenue	$1,716.1	$191.9	$463.9	$618.4	$1.6	$2,991.9

Adjusted Operating Income (Loss)	$188.2	$21.4	$92.2	$70.8	$(54.1)	$318.5

Three Months Ended September 30, 2019

Premium Income	$1,501.9	$152.3	$419.9	$257.1	$—	$2,331.2
Net Investment Income	184.2	24.3	36.9	347.3	6.7	599.4
Other Income	34.8	—	0.9	18.9	1.0	55.6
Adjusted Operating Revenue	$1,720.9	$176.6	$457.7	$623.3	$7.7	$2,986.2

Adjusted Operating Income (Loss)	$261.4	$24.2	$87.2	$26.9	$(48.9)	$350.8

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Nine Months Ended September 30, 2020

Premium Income	$4,533.8	$487.1	$1,293.2	$744.1	$—	$7,058.2
Net Investment Income	547.2	79.1	118.2	1,013.6	9.1	1,767.2
Other Income	117.5	0.4	0.9	49.7	0.5	169.0
Adjusted Operating Revenue	$5,198.5	$566.6	$1,412.3	$1,807.4	$9.6	$8,994.4

Adjusted Operating Income (Loss)	$681.9	$55.9	$264.2	$137.2	$(158.1)	$981.1

Nine Months Ended September 30, 2019

Premium Income	$4,508.3	$464.9	$1,260.1	$779.7	$—	$7,013.0
Net Investment Income	550.4	93.9	111.0	1,048.3	15.4	1,819.0
Other Income	106.1	0.3	2.2	53.5	2.6	164.7
Adjusted Operating Revenue	$5,164.8	$559.1	$1,373.3	$1,881.5	$18.0	$8,996.7

Adjusted Operating Income (Loss)	$768.0	$84.0	$256.8	$91.6	$(138.1)	$1,062.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 8 - Segment Information - Continued

	September 30	December 31
	2020	2019
	(in millions of dollars)
Assets
Unum US	$18,910.0	$18,586.3
Unum International	3,974.7	3,869.1
Colonial Life	4,771.7	4,629.0
Closed Block	38,158.3	37,008.7
Corporate	3,801.3	2,920.3
Total Assets	$69,616.0	$67,013.4

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

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals. We exclude these items as we believe them to be infrequent or unusual in nature, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in this Item 1 for further discussion regarding the costs related to the organizational design update, the impairment loss on the right-of-use (ROU) asset related to one of our operating leases for office space, and the costs related to early retirement of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 8 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in millions of dollars)
Total Revenue	$2,996.3	$2,960.0	$8,888.6	$8,964.3
Excluding:
Net Realized Investment Gain (Loss)	4.4	(26.2)	(105.8)	(32.4)
Adjusted Operating Revenue	$2,991.9	$2,986.2	$8,994.4	$8,996.7

Income Before Income Tax	$299.6	$299.4	$839.3	$1,004.7
Excluding:
Net Realized Investment Gain (Loss)	4.4	(26.2)	(105.8)	(32.4)
Costs Related to Organizational Design Update	(23.3)	—	(23.3)	—
Impairment Loss on ROU Asset	—	—	(12.7)	—
Cost Related to Early Retirement of Debt	—	(25.2)	—	(25.2)
Adjusted Operating Income	$318.5	$350.8	$981.1	$1,062.3

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

U.S. Pension Plan Annuity Purchase

On January 2, 2020, we purchased a group annuity contract which transferred a portion of our U.S. qualified defined benefit pension plan obligation to a third party. Under the transaction, which was funded with plan assets, we transferred the responsibility for pension benefits and annuity administration for approximately 600 retirees, or their beneficiaries, receiving between $350 and $500 in monthly benefit payments from the plan. This transfer reduced our 2020 U.S. qualified defined benefit pension plan obligation by approximately $44.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 9 - Employee Benefit Plans - Continued
The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2020	2019	2020	2019	2020	2019
	(in millions of dollars)
Service Cost	$2.8	$2.8	$—	$—	$—	$—
Interest Cost	18.2	20.8	1.3	1.4	1.0	1.4
Expected Return on Plan Assets	(26.7)	(24.8)	(2.4)	(2.1)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss (Gain)	4.7	5.0	0.2	0.3	—	(0.7)
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost (Credit)	$(1.0)	$3.8	$(0.9)	$(0.4)	$0.8	$0.5

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2020	2019	2020	2019	2020	2019
	(in millions of dollars)
Service Cost	$8.3	$8.2	$—	$—	$—	$—
Interest Cost	54.7	62.5	3.7	4.5	3.1	4.0
Expected Return on Plan Assets	(80.0)	(74.5)	(7.1)	(6.6)	(0.4)	(0.4)
Amortization of:
Net Actuarial Loss (Gain)	14.0	15.1	0.8	0.7	—	(1.9)
Prior Service Credit	—	—	—	—	(0.2)	(0.2)
Total Net Periodic Benefit Cost (Credit)	$(3.0)	$11.3	$(2.6)	$(1.4)	$2.5	$1.5

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 10 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in millions of dollars, except share data)
Numerator
Net Income	$231.1	$242.0	$657.6	$804.1

Denominator (000s)
Weighted Average Common Shares - Basic	203,761.3	208,097.8	203,564.7	211,131.5
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	117.8	18.2	71.4	65.7
Weighted Average Common Shares - Assuming Dilution	203,879.1	208,116.0	203,636.1	211,197.2

Net Income Per Common Share
Basic	$1.13	$1.16	$3.23	$3.81
Assuming Dilution	$1.13	$1.16	$3.23	$3.81

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from stock options and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units. The outstanding stock options have an exercise price of $24.25 and the nonvested restricted stock units have grant prices ranging from $12.45 to $55.26. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 2.0 million and 1.6 million potential common shares for the three and nine months ended September 30, 2020. There were approximately 1.2 million potential common shares that were antidilutive for both the three and nine months ended September 30, 2019.

Common Stock

During the second quarter of 2019, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 23, 2020. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on November 24, 2019. The remaining repurchase amount under the new program was $516.2 million at September 30, 2020.

Common stock repurchases are accounted for using the cost method and classified as treasury stock until otherwise retired. During the three and nine months ended September 30, 2019, we repurchased 3.4 million and 9.0 million shares at a cost of $100.1 million and $300.3 million, respectively, which included commissions of $0.1 million and $0.3 million for the three and nine months ended September 30, 2019. There were no shares repurchased during the three or nine months ended September 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued
Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 11 - Commitments and Contingent Liabilities

Contingent Liabilities

We are a defendant in a number of litigation matters that have arisen in the normal course of business, including the matters discussed below. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. Given the complexity and scope of our litigation and regulatory matters, it is not possible to predict the ultimate outcome of all pending investigations or legal proceedings or provide reasonable estimates of potential losses, except if noted in connection with specific matters.

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

Miscellaneous Matters

Similar to other insurers, we were the subject of an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states. We cooperated fully with this examination and in the fourth quarter of 2017, we started the process to reach a Global Resolution Agreement with the third party regarding settlement of the examination, which we finalized in January of 2018. Under the terms of the agreement, the third party acting on behalf of the signatory states compared insured data to the Social Security Administration's Death Master File to identify deceased insureds and contract holders where a valid claim has not been made. During the fourth quarter of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 11 - Commitments and Contingent Liabilities - Continued
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 12 - Other
Debt

In September 2020, our $400.0 million 5.625% senior unsecured notes matured.

During the nine months ended September 30, 2020, we made principal payments of $45.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC (Northwind Holdings). In October 2020, Northwind Holdings formally submitted its intention to redeem the remaining $35.0 million of principal on its senior secured non-recourse notes in December 2020. Funds for the redemption are held in the debt service coverage account of Northwind Holdings.

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

At September 30, 2020, letters of credit totaling $0.6 million had been issued from our credit facilities, but there were no borrowed amounts outstanding. Borrowings under the credit facilities are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The two primary financial covenants include limitations based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness. The credit facilities provide for borrowings at an interest rate based either on the prime rate or LIBOR.

Costs Related to Organizational Design Update

During the third quarter of 2020, we realigned certain parts of our organizational structure by shifting resources to accelerate growth, fund priority investments, and simplify and improve our business practices. In connection with this update, we incurred charges of $23.3 million, which primarily consisted of employee severance and benefit costs as well as certain costs related to lease terminations and the disposal of certain fixed assets. These costs were recorded within either compensation expense or other expenses in the consolidated statements of income and were included within our Corporate segment. This update did not result in the exit or disposal of any of our lines of business and we do not expect material additional costs associated with this update in the future.

Regulatory Examination

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
September 30, 2020
Note 12 - Other - Continued
Impairment Loss on ROU Asset

During the second quarter of 2020, we recognized an impairment loss of $12.7 million on the ROU asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment loss was recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. The fair value of the ROU asset was determined based on a discounted cash flow model utilizing estimated market rates for sub-lease rentals. The impairment loss is recorded within other expenses in the consolidated statements of income and is included within our Corporate segment.

Income Tax

On July 22, 2020, the Finance Bill 2019-21 was enacted, resulting in a U.K. tax rate increase from 17 percent to 19 percent, retroactively effective April 1, 2020, which resulted in $9.3 million of additional tax expense through continuing operations for the revaluation of our tax assets and liabilities in the third quarter of 2020.

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

Operating Performance and Capital Management

For the third quarter of 2020, we reported net income of $231.1 million, or $1.13 per diluted common share, compared to net income of $242.0 million, or $1.16 per diluted common share, in the third quarter of 2019. For the first nine months of 2020, we reported net income of $657.6 million, or $3.23 per diluted common share, compared to net income of $804.1 million, or $3.81 per diluted common share in the same period of 2019. Net income includes net realized investment gains and losses. Included in our results for the third quarter and first nine months of 2020 are costs related to an organizational design update in the amount of $23.3 million before tax and $18.6 million after tax, or $0.09 per diluted common share for both the third quarter and first nine months of 2020. Also included in our results for the first nine months of 2020 is an impairment loss on the right-of-use (ROU) asset related to one of our operating leases of $12.7 million before tax and $10.0 million after tax, or $0.05 per diluted common share. Included in our results for the third quarter and first nine months of 2019 are costs related to the early retirement of debt of $25.2 million before tax and $19.9 million after tax, or $0.10 and $0.09 per diluted common share for the third quarter and first nine months of 2019, respectively. Adjusting for these items, after-tax adjusted operating income for the third quarter of 2020 was $245.9 million, or $1.21 per diluted common share compared to $282.7 million, or $1.36 per diluted common share, for the same period of 2019. After-tax adjusted operating income was $770.1 million, or $3.78 per diluted common share, in the first nine months of 2020, compared to $849.9 million, or $4.02 per diluted common share, in the first nine months of 2019. See "Reconciliation of Non-GAAP and Other Financial Measures" contained in this Item 2 for a reconciliation of these items.

Our Unum US segment reported a decrease in adjusted operating income of 28.0 percent and 11.2 percent in the third quarter and first nine months of 2020, respectively, compared to the same periods of 2019, due to unfavorable benefits experience, particularly in the group life product line, and higher operating expenses. Also impacting the comparison for the third quarter of 2020 was a decline in premium income and higher net investment income relative to the same period of 2019. The benefit ratio for our Unum US segment was 70.9 percent and 67.8 percent in the third quarter and first nine months of 2020, respectively, compared to 67.2 percent and 66.7 percent in third quarter and first nine months of 2019. Unum US sales decreased 18.5 percent and 11.9 percent in third quarter and first nine months of 2020, respectively, compared to the same periods of 2019. Overall persistency was lower relative to the prior year period.

Our Unum International segment reported a decrease in adjusted operating income, as measured in U.S. dollars, of 11.6 percent and 33.5 percent in the third quarter and first nine months of 2020, respectively, compared to the same periods of 2019. As measured in local currency, our Unum UK line of business reported a decrease in adjusted operating income of 18.7 percent and 38.1 percent in the third quarter and first nine months of 2020, respectively, compared to the same periods of 2019 due to unfavorable benefits experience, partially offset by growth in premium income. Also contributing to the decrease in adjusted operating income during the first nine months of 2020 compared to the same period of 2019 was lower net investment income. The benefit ratio for our Unum UK line of business was 77.1 percent and 80.0 percent in the third quarter and first nine months of 2020, respectively, compared to 73.4 percent and 76.5 percent in the same periods of 2019. Unum International sales, as measured in U.S. dollars, decreased 9.7 percent and 0.3 percent in the third quarter and first nine months of 2020 compared to the same periods of 2019. Unum UK sales, as measured in local currency decreased 20.7 percent in the third quarter of 2020 but increased 0.4 percent in the first nine months of 2020 relative to the same periods of 2019. Persistency was lower relative to the prior year period.

Our Colonial Life segment reported an increase in adjusted operating income of 5.7 percent and 2.9 percent in the third quarter and first nine months of 2020, respectively, compared to the same periods of 2019 due to higher net investment income and lower operating expenses, partially offset by less favorable benefits experience. Also contributing to the increase in adjusted operating income during the first nine months of 2020 compared to the same prior year period was growth in premium income. The benefit ratio for Colonial Life was 52.2 percent and 51.8 percent in the third quarter and first nine months of 2020, respectively, compared to 51.4 percent and 51.3 percent in the same periods of 2019. Colonial Life sales decreased 27.6 percent and 27.3 percent in the third quarter and first nine months of 2020, respectively, compared to the same periods of 2019. Persistency was slightly higher relative to the prior year period.

Our Closed Block segment reported an increase in adjusted operating income of 163.2 percent and 49.8 percent in the third quarter and first nine months of 2020 compared to the same periods of 2019 due primarily to favorable benefits experience in the long-term care product line, partially offset by unfavorable benefits experience in the individual disability product line. Also impacting the comparison was net investment income, which was higher in the third quarter of 2020 but lower during the first nine months of 2020 relative to the same periods of 2019. Benefits experience for long-term care was favorable in the third quarter and first nine months of 2020 relative to the same periods of 2019 and is currently lower than our long-term expectations with an interest adjusted loss ratio of 75.6 percent on a rolling twelve-month basis. Individual disability benefits experience was unfavorable in the third quarter and first nine months of 2020 relative to the same periods of 2019 and is currently slightly higher than our range of expectations.

Our net investment income yields continue to be pressured by the low interest rate environment as we maintain consistent credit quality in our invested asset portfolio. The net unrealized gain on our fixed maturity securities was $8.0 billion at September 30, 2020, compared to $6.4 billion at December 31, 2019, with the increase due primarily to a decline in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.73 percent for the first nine months of 2020 compared to a yield of 5.00 percent for full year 2019.

We believe our capital and financial positions are strong. At September 30, 2020, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 380 percent, which is in line with our expectations. We did not repurchase shares during the first nine months of 2020. Our weighted average common shares outstanding, assuming dilution, equaled 203.9 million and 208.1 million for the third quarters of 2020 and 2019, respectively, and 203.6 million and 211.2 million for the first nine months of 2020 and 2019, respectively. As of September 30, 2020, Unum Group and our intermediate holding companies held short-dated fixed maturity securities, short-term investments, and cash of $1,178 million.

Costs Related to Organizational Design Update

During the third quarter of 2020, we realigned certain parts of our organizational structure by shifting resources to accelerate growth, fund priority investments, and simplify and improve our business practices. In connection with this update, we incurred charges of $23.3 million, which primarily consisted of employee severance and benefit costs as well as costs related to lease terminations and the disposal of certain fixed assets. This update did not result in the exit or disposal of any of our lines of business and we do not expect material additional costs associated with this update in the future. For further information on the costs related to the organizational design update, see Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Impairment Loss on ROU Asset

During the second quarter of 2020, we recognized an impairment loss of $12.7 million on the ROU asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment loss was recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. For further information on the impairment loss related to the ROU asset, see Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

Results of Operations

Benefits Experience

Although we have not yet fully determined the correlation between COVID-19 and our benefits experience, we have identified activity in certain of our products that is inconsistent with historical experience that may be due in part to COVID-19 and the related environment. In particular, we have experienced higher claims incidence in our life product lines and lower claim resolutions in our Unum UK group long-term disability product line due to disruptions in our claims processes. Conversely, we experienced lower claims utilization in our dental and vision products resulting from the impact of stay-at-home orders and general quarantine measures during the first half of 2020, but experienced higher utilization during the third quarter of 2020. With respect to our long-term care product line, we have experienced higher claimant mortality and lower submitted incidence.

We continue to monitor the benefits experience across all of our products for trends potentially correlated with COVID-19. For further discussion regarding the benefits experience for each of our operating business segments, see "Segment Results" herein in this Item 2.

Net Investment Income

In the first nine months of 2020, we have experienced a decline in our net investment income as a result of the current economic conditions. Most significantly, declines in the net asset values of our partnership investments in the second quarter of 2020, which reflected the market conditions of the first quarter of 2020, resulted in a loss recorded within net investment income of approximately $30 million. Conversely, improvements in the net asset values of our partnership investments in the third quarter of 2020, which reflect the market conditions of the second quarter of 2020, resulted in income of approximately $11 million. During the third quarter of 2020, U.S. equity and credit markets continued to improve from the severe decline experienced during the first quarter of 2020 due to COVID-19, and although our partnership investments are not directly correlated with those markets, their results were positively impacted and should drive higher asset fair values, which we expect to be reflected in our results during the fourth quarter of 2020. In addition to our partnership investment activity, the current economic conditions have sustained the low interest rate environment, which has and will continue to impact the yield on our invested assets, particularly related to the investment of new cash flows. We have also worked with certain of our commercial mortgage loan borrowers that have requested temporary payment deferrals but these instances have not resulted in a significant number of loans with deferrals or a significant impact on our net investment income. For further information on our investment portfolio, see "Investments" contained herein in this Item 2 and Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Premium Income and Premium Receivable Collectability

We have experienced a disruption in sales activity related to certain of our product lines due to some potential new customers deferring their purchasing decisions given the current economic environment and challenges in our ability to meet with potential new customers for policies that are traditionally sold in person. If we continue to experience this disruption, our premium income would likely further decline. In addition, in certain of our product lines, we are also experiencing a decline in the number of lives insured by our customers as they navigate the current environment. Although we have not experienced a material decline in the collectability of premiums due from our customers, we have increased the allowance for credit losses on our premium receivable balances to consider higher unemployment levels, state-level requirements regarding billing and administration accommodations, and the general uncertainty regarding the financial condition of our customers. We continue to work with our customers to understand their respective financial conditions and develop solutions on a case-by-case basis to allow for additional payment flexibility to enhance the likelihood of premium collection and avoid disruptions in coverage. However, circumstances may deteriorate quickly which could result in the decline of persistency levels and sales growth in the near term, and potentially longer if the current situation persists, which may materially impact our results of operations through continued increases in our allowances for credit losses and lower premium income.

See Notes 1 and 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on our allowances for credit losses.

Financial Condition

Investments

Regarding our fixed maturity security portfolio, the current economic conditions have increased volatility in the capital markets and have caused significant pressure on the profitability of many companies. The sharp decline in oil prices experienced earlier in the year and decrease in demand due to COVID-19, which began in the first quarter of 2020, also caused pressure on the profitability of companies in the energy sector. We recorded credit losses during the first quarter of 2020 primarily related to fixed maturity securities issued by companies in the energy sector, but recorded minimal credit losses related to energy securities in the second and third quarters of 2020 primarily as a result of the improvement in oil prices. Our exposure to consumer cyclicals which have been stressed due to COVID-19 related shutdowns is a small portion of our portfolio and our exposure to other stressed industries such as airlines and restaurants is minimal. We continue to monitor capital market activity on a regular basis and to the extent that there is continued volatility and ratings downgrades related to the issuers of our fixed maturity securities, we could experience further credit losses, an increase in defaults, and the need for additional capital in our insurance subsidiaries. However, we remain confident in the overall strength and credit quality of our investment portfolio.

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

As of September 30, 2020, we have borrowed $30.2 million of funds through our memberships with the regional FHLBs and those funds are used for the purpose of investing in either short-term investments or fixed maturity securities but may be utilized for liquidity if the need arises. Additionally, we have access to two unsecured revolving credit facilities under separate syndicates of lenders that allow us to borrow up to a total of $600 million. There are currently no outstanding borrowings on these facilities but we remain in compliance with required covenants should we choose to borrow in the future. In May 2020, we also issued $500.0 million of 4.500% senior notes due 2025 which strengthened our liquidity and demonstrated our ability to raise capital in the current environment.

Following the maturity of our $400.0 million aggregate principal amount of 5.625% unsecured notes in the third quarter of 2020, which was funded through an issuance of debt during the second quarter of 2019, we have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

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

In consideration of the recent COVID-19 pandemic, in the near term, we expect top line growth to be challenging, and we may also continue to experience increased claims volatility. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. We would also expect to experience further investment volatility through net investment income, particularly for partnership net asset value changes and ratings migrations within our portfolio which could impact our capital position. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.

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

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals. We exclude these items as we believe them to be infrequent or unusual in nature, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the costs related to the organizational design update, the impairment loss on the ROU asset related to one of our operating leases for office space, and the cost related to the early retirement of debt.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended September 30
	2020		2019
	(in millions)	per share *	(in millions)	per share *
Net Income	$231.1	$1.13	$242.0	$1.16
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $0.6; $(5.4))	3.8	0.01	(20.8)	(0.10)
Costs Related to Organizational Design Update (net of tax benefit of $4.7; $—)	(18.6)	(0.09)	—	—
Cost Related to Early Retirement of Debt (net of tax benefit of $—; $5.3)	—	—	(19.9)	(0.10)
After-tax Adjusted Operating Income	$245.9	$1.21	$282.7	$1.36

	Nine Months Ended September 30
	2020		2019
	(in millions)	per share *	(in millions)	per share *
Net Income	$657.6	$3.23	$804.1	$3.81
Excluding:
Net Realized Investment Loss (net of tax benefit of $21.9; $6.5)	(83.9)	(0.41)	(25.9)	(0.12)
Costs Related to Organizational Design Update (net of tax benefit of $4.7; $—)	(18.6)	(0.09)	—	—
Impairment Loss on ROU Asset (net of tax benefit of $2.7; $—)	(10.0)	(0.05)	—	—
Cost Related to Early Retirement of Debt (net of tax benefit of $—; $5.3)	—	—	(19.9)	(0.09)
After-tax Adjusted Operating Income	$770.1	$3.78	$849.9	$4.02

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in millions of dollars)
Total Revenue	$2,996.3	$2,960.0	$8,888.6	$8,964.3
Excluding:
Net Realized Investment Gain (Loss)	4.4	(26.2)	(105.8)	(32.4)
Adjusted Operating Revenue	$2,991.9	$2,986.2	$8,994.4	$8,996.7

Income Before Income Tax	$299.6	$299.4	$839.3	$1,004.7
Excluding:
Net Realized Investment Gain (Loss)	4.4	(26.2)	(105.8)	(32.4)
Costs Related to Organizational Design Update	(23.3)	—	(23.3)	—
Impairment Loss on ROU Asset	—	—	(12.7)	—
Cost Related to Early Retirement of Debt	—	(25.2)	—	(25.2)
Adjusted Operating Income	$318.5	$350.8	$981.1	$1,062.3

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. Effective January 1, 2020, we adopted new accounting guidance regarding estimating expected credit losses related to our commercial mortgage loan investments and the recording of credit losses related to our available-for-sale fixed maturity securities. There have been no other significant changes in our critical accounting estimates during the nine months ended September 30, 2020.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2019.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Revenue
Premium Income	$2,318.1	(0.6)%	$2,331.2	$7,058.2	0.6%	$7,013.0
Net Investment Income	613.2	2.3	599.4	1,767.2	(2.8)	1,819.0
Net Realized Investment Gain (Loss)	4.4	(116.8)	(26.2)	(105.8)	N.M.	(32.4)
Other Income	60.6	9.0	55.6	169.0	2.6	164.7
Total Revenue	2,996.3	1.2	2,960.0	8,888.6	(0.8)	8,964.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,888.6	0.9	1,871.5	5,626.2	0.2	5,614.9
Commissions	258.3	(7.1)	277.9	810.5	(4.9)	852.4
Interest and Debt Expense	49.4	7.2	46.1	142.6	9.0	130.8
Cost Related to Early Retirement of Debt	—	(100.0)	25.2	—	(100.0)	25.2
Deferral of Acquisition Costs	(134.9)	(16.0)	(160.6)	(446.8)	(11.5)	(504.6)
Amortization of Deferred Acquisition Costs	149.7	2.3	146.3	466.6	(0.4)	468.5
Compensation Expense	253.3	11.8	226.5	726.0	7.3	676.9
Other Expenses	232.3	2.0	227.7	724.2	4.1	695.5
Total Benefits and Expenses	2,696.7	1.4	2,660.6	8,049.3	1.1	7,959.6

Income Before Income Tax	299.6	0.1	299.4	839.3	(16.5)	1,004.7
Income Tax	68.5	19.3	57.4	181.7	(9.4)	200.6

Net Income	$231.1	(4.5)	$242.0	$657.6	(18.2)	$804.1

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.289 and 1.230 for the three months ended September 30, 2020 and 2019, and 1.274 and 1.276 for the nine months ended September 30, 2020 and 2019, respectively. If the 2019 results for our U.K. operations had been translated at the exchange rates of 2020, our adjusted operating revenue and adjusted operating income by segment would have been higher by approximately $7 million and $1 million, respectively, in the third quarter of 2019 and consistent in the first nine months of 2019. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for our principal operating business segments in the third quarter of 2020 declined slightly compared to the same prior year period due primarily to a decrease in Unum US premium income, mostly offset by growth in Unum International. The decline in premium income in Unum US was due primarily to lower sales and persistency levels. Premium income increased in each of our principal operating business segments in the first nine months of 2020 relative to the same period of 2019. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income increased in the third quarter of 2020 relative to the same period of 2019 due to an increase in the level of invested assets and an increase in miscellaneous investment income, partially offset by a lower yield on invested assets but declined in the first nine months of 2020 relative to the same period of 2019 due primarily to a decline in the yield on invested assets and an overall decrease in the NAV on our private equity partnerships, partially offset by an increase in the level of invested assets.

Included in net realized investment gains and losses for the first nine months of 2020 was $59.3 million of credit losses on fixed maturity securities. Credit losses were de minimis on fixed maturity securities during the third quarter of 2020. We recognized $20.8 million of credit losses on fixed maturity securities in net realized investment gains and losses in the third quarter and first nine months of 2019. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $14.1 million and $(11.1) million in the third quarters of 2020 and 2019, respectively, and $(30.9) million and $(6.4) million in first nine months of 2020 and 2019, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only (ASO) business and the underlying results and associated net investment income of certain blocks of individual disability reinsured business.

Overall benefits experience was unfavorable in the third quarter of 2020 relative to the same period of 2019 but was favorable in the first nine months of 2020 relative to the same period of 2019. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were lower during the third quarter and first nine months of 2020 compared to the same periods of 2019 driven primarily by lower sales in our Unum US voluntary benefits product line and our Colonial Life segment. The amortization of deferred acquisition costs in the third quarter and first nine months of 2020 was generally consistent with the same periods of 2019.

Interest and debt expense increased in the third quarter and first nine months of 2020 relative to the same periods of 2019 due primarily to a higher level of outstanding debt.

Cost related to early retirement of debt includes costs associated with the purchase and retirement of $336.5 million aggregate liquidation/principal amount of our outstanding capital and debt securities in connection with a cash tender offer in September 2019. See "Liquidity and Capital Resources" contained herein in this Item 2 for further information.

Other expenses, including compensation expense, increased in the third quarter and first nine months of 2020 compared to the same periods of 2019 due to costs related to an organizational design update and growth in our fee-based service products. Also impacting the comparison for the first nine months of 2020 compared to the same period of 2019 was an impairment loss on the ROU asset during the second quarter of 2020 related to an operating lease for office space and an increase in the provision for the allowance for expected credit losses on premium receivable balances.

Our effective income tax rates for the third quarter and first nine months of 2020 were 22.9 percent and 21.6 percent of income before income tax, respectively, compared to 19.2 percent and 20.0 percent for the same prior year periods. Our effective income tax rates differed from the U.S. statutory rate in effect for the third quarter and first nine months of 2020 and 2019 primarily due to favorable tax credits. Also impacting the difference between the effective tax rate and the U.S. statutory rate in effect for the third quarter and first nine months of 2020 was the unfavorable impact of the U.K. tax rate increase. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the U.K. tax rate increase.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Unum US	$131.7	(18.5)%	$161.6	$582.8	(11.9)%	$661.7

Unum International	$17.7	(9.7)%	$19.6	$71.7	(0.3)%	$71.9

Colonial Life	$87.3	(27.6)%	$120.6	$258.9	(27.3)%	$356.3

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income	$1,483.4	(1.2)%	$1,501.9	$4,533.8	0.6%	$4,508.3
Net Investment Income	190.7	3.5	184.2	547.2	(0.6)	550.4
Other Income	42.0	20.7	34.8	117.5	10.7	106.1
Total	1,716.1	(0.3)	1,720.9	5,198.5	0.7	5,164.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,052.2	4.3	1,009.2	3,073.6	2.2	3,007.0
Commissions	146.3	(5.5)	154.8	455.0	(4.3)	475.6
Deferral of Acquisition Costs	(68.2)	(15.7)	(80.9)	(223.3)	(11.4)	(251.9)
Amortization of Deferred Acquisition Costs	82.1	2.2	80.3	261.8	(1.9)	266.8
Other Expenses	315.5	6.6	296.1	949.5	5.6	899.3
Total	1,527.9	4.7	1,459.5	4,516.6	2.7	4,396.8

Adjusted Operating Income	$188.2	(28.0)	$261.4	$681.9	(11.2)	$768.0

Operating Ratios (% of Premium Income):
Benefit Ratio	70.9%		67.2%	67.8%		66.7%
Other Expense Ratio	21.3%		19.7%	20.9%		19.9%
Adjusted Operating Income Ratio	12.7%		17.4%	15.0%		17.0%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$450.5	(0.7)%	$453.6	$1,374.5	0.8%	$1,363.7
Group Short-term Disability	196.2	0.9	194.4	603.0	5.7	570.7
Total Premium Income	646.7	(0.2)	648.0	1,977.5	2.2	1,934.4
Net Investment Income	105.4	5.9	99.5	295.3	(1.0)	298.4
Other Income	39.2	19.9	32.7	111.4	12.2	99.3
Total	791.3	1.4	780.2	2,384.2	2.2	2,332.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	479.3	(0.2)	480.5	1,450.8	0.7	1,441.1
Commissions	47.6	(2.1)	48.6	145.6	(1.2)	147.3
Deferral of Acquisition Costs	(11.6)	(7.9)	(12.6)	(36.1)	(3.5)	(37.4)
Amortization of Deferred Acquisition Costs	13.2	1.5	13.0	39.7	3.9	38.2
Other Expenses	189.8	13.2	167.7	558.9	13.2	493.7
Total	718.3	3.0	697.2	2,158.9	3.6	2,082.9

Adjusted Operating Income	$73.0	(12.0)	$83.0	$225.3	(9.6)	$249.2

Operating Ratios (% of Premium Income):
Benefit Ratio	74.1%		74.2%	73.4%		74.5%
Other Expense Ratio	29.3%		25.9%	28.3%		25.5%
Adjusted Operating Income Ratio	11.3%		12.8%	11.4%		12.9%

Persistency:
Group Long-term Disability				90.3%		90.7%
Group Short-term Disability				87.5%		89.9%

Premium income in the third quarter of 2020 was generally consistent with the same period of 2019 but increased during the first nine months of 2020 compared to the same period of 2019 due to growth in the in-force block resulting from higher prior period sales, partially offset by lower persistency. Net investment income increased in the third quarter of 2020 relative to the same period of 2019 due to higher miscellaneous investment income, partially offset by a lower yield on invested assets. Net investment income was slightly lower during the first nine months of 2020 relative to the same period of 2019 due to a decline in both the yield and level of invested assets, mostly offset by higher miscellaneous investment income. Other income increased in the third quarter and first nine months of 2020 compared to the same periods of 2019 due to continued growth in our fee-based service products.

Benefits experience in the third quarter of 2020 was generally consistent with the same period of 2019 and was favorable in the first nine months of 2020 compared to the same period of 2019 due to higher claim recoveries in our group long-term disability product line, partially offset by higher claims incidence in the short term disability product line.

Commissions and the deferral of acquisition costs were lower in the third quarter and first nine months of 2020 compared to the same periods of 2019 due primarily to lower year-to-date sales. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2020 compared to the same periods of 2019 due to growth in the level of the deferred asset. Our other expense ratio in the third quarter and first nine months of 2020 increased compared to the same periods of 2019 due primarily to an increase in expenses associated with the administration of our fee-based service products, which experienced higher volumes due to the current COVID-19 environment. Also contributing to the higher expense ratio was an increase in operational investments in our business which was balanced with our continued focus on expense management and operating efficiencies.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Group Life	$406.3	(2.1)%	$415.0	$1,235.4	(1.1)%	$1,249.4
Accidental Death & Dismemberment	39.7	(4.3)	41.5	123.1	(0.9)	124.2
Total Premium Income	446.0	(2.3)	456.5	1,358.5	(1.1)	1,373.6
Net Investment Income	25.2	(6.7)	27.0	74.2	(6.8)	79.6
Other Income	1.0	42.9	0.7	2.0	—	2.0
Total	472.2	(2.5)	484.2	1,434.7	(1.4)	1,455.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	372.2	13.2	328.8	1,067.5	8.0	988.5
Commissions	35.0	(3.6)	36.3	108.3	(3.0)	111.7
Deferral of Acquisition Costs	(8.4)	(12.5)	(9.6)	(26.3)	(8.7)	(28.8)
Amortization of Deferred Acquisition Costs	9.6	4.3	9.2	29.3	5.0	27.9
Other Expenses	49.9	(2.3)	51.1	152.2	(3.3)	157.4
Total	458.3	10.2	415.8	1,331.0	5.9	1,256.7

Adjusted Operating Income	$13.9	(79.7)	$68.4	$103.7	(47.8)	$198.5

Operating Ratios (% of Premium Income):
Benefit Ratio	83.5%		72.0%	78.6%		72.0%
Other Expense Ratio	11.2%		11.2%	11.2%		11.5%
Adjusted Operating Income Ratio	3.1%		15.0%	7.6%		14.5%

Persistency:
Group Life				88.6%		90.8%
Accidental Death & Dismemberment				87.8%		90.1%

Premium income was lower in the third quarter and first nine months of 2020 compared to the same periods of 2019 due to lower year-to-date sales and persistency. Net investment income was lower in the third quarter and first nine months of 2020 relative to the same periods of 2019 due to a decline in both the yield and level of invested assets, partially offset by higher miscellaneous investment income.

Benefits experience in the third quarter and first nine months of 2020 was unfavorable compared to the same periods of 2019 due primarily to higher claims incidence in the group life product line, likely resulting from the impacts of COVID-19.

Commissions and the deferral of acquisition costs were lower in the third quarter and first nine months of 2020 compared to the same periods of 2019 due to lower year-to-date sales. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2020 relative to the same periods of 2019 due to growth in the level of the deferred asset. The other expense ratio in the third quarter of 2020 was consistent with the same period of 2019 and was lower in the first nine months of 2020 compared to the same period of 2019 due to our continued focus on expense management and operating efficiencies.
Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Individual Disability	$117.7	7.8%	$109.2	$340.3	3.6%	$328.4
Voluntary Benefits	212.2	(6.2)	226.2	666.6	(3.3)	689.2
Dental and Vision	60.8	(1.9)	62.0	190.9	4.5	182.7
Total Premium Income	390.7	(1.7)	397.4	1,197.8	(0.2)	1,200.3
Net Investment Income	60.1	4.2	57.7	177.7	3.1	172.4
Other Income	1.8	28.6	1.4	4.1	(14.6)	4.8
Total	452.6	(0.9)	456.5	1,379.6	0.2	1,377.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	200.7	0.4	199.9	555.3	(3.8)	577.4
Commissions	63.7	(8.9)	69.9	201.1	(7.2)	216.6
Deferral of Acquisition Costs	(48.2)	(17.9)	(58.7)	(160.9)	(13.4)	(185.7)
Amortization of Deferred Acquisition Costs	59.3	2.1	58.1	192.8	(3.9)	200.7
Other Expenses	75.8	(1.9)	77.3	238.4	(3.9)	248.2
Total	351.3	1.4	346.5	1,026.7	(2.9)	1,057.2

Adjusted Operating Income	$101.3	(7.9)	$110.0	$352.9	10.2	$320.3

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	48.6%		49.5%	51.1%		50.9%
Voluntary Benefits	45.6%		44.2%	40.3%		40.6%
Dental and Vision	76.8%		74.0%	59.0%		71.2%
Other Expense Ratio	19.4%		19.5%	19.9%		20.7%
Adjusted Operating Income Ratio	25.9%		27.7%	29.5%		26.7%

Persistency:
Individual Disability				89.8%		90.1%
Voluntary Benefits				72.7%		72.5%
Dental and Vision				82.4%		84.1%

Premium income was lower in the third quarter and first nine months of 2020 compared to the same periods of 2019, with a decline in the voluntary benefits product line, partially offset by growth in the individual disability product line. Also impacting the first nine months of 2020 compared to the same period of 2019 was higher premium income in the dental and vision product line due to growth in the in-force block resulting from prior period sales. Net investment income was higher in the third quarter and first nine months of 2020 compared to the same periods of 2019 due to higher miscellaneous investment income, partially offset by a decline in the yield on invested assets.

Benefits experience for the individual disability product line was favorable in the third quarter of 2020 compared to the same period of 2019 due to favorable claim recoveries, but was unfavorable during the first nine months of 2020 compared to the same period of 2019 due to higher claims incidence, partially offset by favorable claim recoveries. Benefits experience for voluntary benefits was unfavorable in the third quarter of 2020 compared to the same period of 2019 due primarily to higher claims incidence in the life product line, likely resulting from the impacts of COVID-19. Benefits experience for voluntary benefits was favorable during the first nine months of 2020 compared to the same period of 2019 due primarily to a higher level of policy terminations in the first quarter of 2020, mostly offset by higher claims incidence. Benefits experience for the dental and vision product line was unfavorable in the third quarter of 2020 compared to the same period of 2019 due to higher claims incidence but remained favorable in the first nine months of 2020 compared to the same period of 2019 due to lower claims incidence in the second quarter of 2020 resulting from the impacts of COVID-19.

Commissions and the deferral of acquisition costs were lower for the third quarter and first nine months of 2020 relative to the same periods of 2019 due primarily to lower sales in the voluntary benefits product line. The amortization of deferred acquisition costs increased in the third quarter of 2020 compared to the same period of 2019 due primarily to a higher level of policy terminations but decreased in the first nine months of 2020 relative to the same period of 2019 due to a decline in the level of the deferred asset. Our other expense ratio in the third quarter of 2020 was generally consistent with the same period of 2019 but was lower during the first nine months of 2020 relative to the same period of 2019 due to a decline in sales-related expenses and our continued focus on expense management and operating efficiencies balanced with operational investments in our business. Also impacting the other expense ratio in the first nine months of 2020 were increases in the provision for the allowance for expected credit losses on premium receivable balances.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$29.8	25.2%	$23.8	$116.4	6.4%	$109.4
Group Short-term Disability	15.2	(25.9)	20.5	59.0	(24.4)	78.0
Group Life and AD&D	31.3	1.3	30.9	116.0	(7.4)	125.3
Subtotal	76.3	1.5	75.2	291.4	(6.8)	312.7
Supplemental and Voluntary
Individual Disability	17.0	(37.3)	27.1	53.9	(4.8)	56.6
Voluntary Benefits	29.9	(35.8)	46.6	205.5	(18.8)	253.0
Dental and Vision	8.5	(33.1)	12.7	32.0	(18.8)	39.4
Subtotal	55.4	(35.9)	86.4	291.4	(16.5)	349.0
Total Sales	$131.7	(18.5)	$161.6	$582.8	(11.9)	$661.7

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$46.7	(14.8)%	$54.8	$178.5	(4.6)%	$187.1
Large Case Market	29.6	45.1	20.4	112.9	(10.1)	125.6
Subtotal	76.3	1.5	75.2	291.4	(6.8)	312.7
Supplemental and Voluntary	55.4	(35.9)	86.4	291.4	(16.5)	349.0
Total Sales	$131.7	(18.5)	$161.6	$582.8	(11.9)	$661.7
Group sales increased during the third quarter of 2020 compared to the same period of 2019 due to higher new and existing customer sales in the large case market and growth in our medical stop-loss product, mostly offset by lower sales to new and existing customers in the core market, which we define as employee groups with fewer than 2,000 employees. Group sales decreased in the first nine months of 2020 compared to the same period of 2019 due to lower sales to new customers in our core market and existing customers in our large case market, partially offset by higher sales to new customers in our large case market and growth in our medical stop-loss product. The sales mix in the group market sector for the first nine months of 2020 was approximately 61 percent core market and 39 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, decreased in the third quarter and first nine months of 2020 with the same periods of 2019 due to lower sales to both new and existing customers. Voluntary benefits sales decreased during the third quarter and first nine months of 2020 compared to the same periods of 2019 due to lower sales to new and existing customers in both the core and large case markets. Dental and vision sales declined in the third quarter and first nine months of 2020 compared to the same periods of 2019 driven primarily by lower sales to both new and existing customers.

We believe the lower sales levels during the third quarter and first nine months of 2020 compared to the same periods of 2019 are driven by the impact of COVID-19, which has caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. Further discussion of COVID-19 is contained herein in "Executive Summary" in this Item 2.

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

Given the uncertainty caused by the COVID-19 pandemic, we expect to experience further disruption in our sales activity, persistency, and ultimately premium income in 2020. We could also continue to experience claims volatility, particularly in our short-term disability, leave management, and group life products as well as potential disruption in our overall claims processing activity which can result in short-term unfavorable experience. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. Our net investment income may continue to be unfavorably impacted by fluctuations in miscellaneous investment income. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$92.2	8.7%	$84.8	$272.0	3.7%	$262.3
Group Life	27.3	(2.2)	27.9	83.3	(0.7)	83.9
Supplemental	25.4	17.6	21.6	73.9	12.5	65.7
Unum Poland	20.5	13.9	18.0	57.9	9.2	53.0
Total Premium Income	165.4	8.6	152.3	487.1	4.8	464.9
Net Investment Income	26.3	8.2	24.3	79.1	(15.8)	93.9
Other Income	0.2	N.M.	—	0.4	33.3	0.3
Total	191.9	8.7	176.6	566.6	1.3	559.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	124.5	14.1	109.1	377.9	9.1	346.4
Commissions	12.4	6.9	11.6	36.8	4.5	35.2
Deferral of Acquisition Costs	(2.8)	(3.4)	(2.9)	(8.9)	(6.3)	(9.5)
Amortization of Deferred Acquisition Costs	1.8	—	1.8	5.3	(1.9)	5.4
Other Expenses	34.6	5.5	32.8	99.6	2.0	97.6
Total	170.5	11.9	152.4	510.7	7.5	475.1

Adjusted Operating Income	$21.4	(11.6)	$24.2	$55.9	(33.5)	$84.0

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£71.3	3.6%	£68.8	£213.9	3.8%	£206.0
Group Life	21.1	(7.0)	22.7	65.5	(0.8)	66.0
Supplemental	19.7	12.6	17.5	58.2	12.8	51.6
Total Premium Income	112.1	2.8	109.0	337.6	4.3	323.6
Net Investment Income	18.9	3.3	18.3	58.1	(16.5)	69.6
Other Income	0.1	N.M.	—	0.1	—	0.1
Total	131.1	3.0	127.3	395.8	0.6	393.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	86.4	8.0	80.0	270.2	9.2	247.5
Commissions	6.9	(1.4)	7.0	21.1	2.4	20.6
Deferral of Acquisition Costs	(0.9)	(18.2)	(1.1)	(3.2)	(20.0)	(4.0)
Amortization of Deferred Acquisition Costs	1.3	(7.1)	1.4	3.9	(4.9)	4.1
Other Expenses	22.2	4.2	21.3	64.8	4.3	62.1
Total	115.9	6.7	108.6	356.8	8.0	330.3

Adjusted Operating Income	£15.2	(18.7)	£18.7	£39.0	(38.1)	£63.0

Weighted Average Pound/Dollar Exchange Rate	1.289		1.230	1.274		1.276

Operating Ratios (% of Premium Income):
Benefit Ratio	77.1%		73.4%	80.0%		76.5%
Other Expense Ratio	19.8%		19.5%	19.2%		19.2%
Adjusted Operating Income Ratio	13.6%		17.2%	11.6%		19.5%

Persistency:
Group Long-term Disability				87.2%		88.9%
Group Life				81.0%		88.3%
Supplemental				90.3%		92.3%

N.M. = not a meaningful percentage
Premium income was higher in the third quarter and first nine months of 2020 compared to the same periods of 2019 due to growth in the in-force block and the impact of rate increases in the group long-term disability product line.

Net investment income was higher in the third quarter of 2020 compared to the same period of 2019 due to higher investment income from inflation index-linked bonds, partially offset by a lower yield on fixed-rate bonds. Net investment income was lower in the first nine months of 2020 relative to the same period of 2019 due to lower miscellaneous investment income resulting from a higher than normal level of bond calls in 2019, a decline in the yield on fixed-rate bonds, and lower investment income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim reserves associated with certain group policies that provide for inflation-linked increases in benefits. The change in net investment income attributable to these index-linked bonds is generally offset by a change in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Overall benefits experience was unfavorable in the third quarter and first nine months of 2020 relative to the same prior year periods due to lower claim resolutions in the group long-term disability product line resulting from the continued disruption in claim processes related to COVID-19 and overall higher claims incidence. Also impacting the comparison during the third quarter and first nine months of 2020 relative to the same periods of 2019 was the impact of inflation-linked experience in benefits related to our group products, which was higher during the third quarter of 2020 but lower during the first nine months of 2020.

Commissions in the third quarter and first nine months of 2020 were generally consistent with the same prior year periods. Deferral of acquisition costs were lower in third quarter and first nine months of 2020 compared to the same prior year periods due to lower deferrable expenses. The amortization of deferred acquisition costs during the third quarter and first nine months of 2020 was generally consistent with the same prior year periods. The other expense ratio during the third quarter and first nine months of 2020 was generally consistent with the same prior year periods, with certain expenses related to COVID-19 offset by our continued focus on expense management and operating efficiencies.

Sales
Certain prior year amounts below were reclassified to conform to current year presentation.

(in millions of dollars and pounds)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Unum International Sales by Product
Unum UK
Group Long-term Disability	$8.1	2.5%	$7.9	$29.7	4.2%	$28.5
Group Life	4.3	(14.0)	5.0	16.1	(10.1)	17.9
Supplemental	1.5	(61.5)	3.9	16.5	1.9	16.2
Unum Poland	3.8	35.7	2.8	9.4	1.1	9.3
Total Sales	$17.7	(9.7)	$19.6	$71.7	(0.3)	$71.9

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$7.6	(13.6)%	$8.8	$26.9	(1.1)%	$27.2
Large Case Market	4.8	17.1	4.1	18.9	(1.6)	19.2
Subtotal	12.4	(3.9)	12.9	45.8	(1.3)	46.4
Supplemental	1.5	(61.5)	3.9	16.5	1.9	16.2
Unum Poland	3.8	35.7	2.8	9.4	1.1	9.3
Total Sales	$17.7	(9.7)	$19.6	$71.7	(0.3)	$71.9

Unum UK Sales by Product
Group Long-term Disability	£6.2	(3.1)%	£6.4	£23.4	4.9%	£22.3
Group Life	3.3	(17.5)	4.0	12.7	(9.3)	14.0
Supplemental	1.2	(61.3)	3.1	13.0	3.2	12.6
Total Sales	£10.7	(20.7)	£13.5	£49.1	0.4	£48.9

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£5.8	(17.1)%	£7.0	£21.1	(0.9)%	£21.3
Large Case Market	3.7	8.8	3.4	15.0	—	15.0
Subtotal	9.5	(8.7)	10.4	36.1	(0.6)	36.3
Supplemental	1.2	(61.3)	3.1	13.0	3.2	12.6
Total Sales	£10.7	(20.7)	£13.5	£49.1	0.4	£48.9

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales were lower in the third quarter of 2020 compared to the same period of 2019 due primarily to lower sales to both new and existing customers in the core market, which we define as employee groups with fewer than 500 employees, partially offset by higher sales to both new and existing customers in the large case market. Group long-term disability sales were higher in the first nine months of 2020 compared to the same period of 2019 due to higher sales to new customers in the large case market, partially offset by lower sales to both new and existing customers in the core market.

Group life sales declined in the third quarter and first nine months of 2020 compared to the same periods of 2019 driven primarily by lower sales to new customers in the core and large case markets, partially offset by higher sales to existing customers in the core and large case markets.

Supplemental sales were lower in the third quarter of 2020 compared to the same period of 2019 due to lower sales in both the group critical illness and dental product lines. Supplemental sales were higher during the first nine months of 2020 compared to the same period of 2019 due to higher group critical illness sales.

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

Given the uncertainty caused by the COVID-19 pandemic and the ongoing negotiations following the recent withdrawal of the U.K. from the EU we expect to experience further disruption to our financial results in 2020. Sales activity could be lower and we could also continue to experience claims volatility in our group life and disability product lines. Uncertainty in the U.K. economy may continue to pressure our growth expectations in the near-term and may also lead to lower claim discount rates. However, we believe we are well positioned to capitalize on future growth opportunities as the operating environment improves. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We will likely continue to experience volatility in net investment income and our benefit ratio due to fluctuations in the level of inflation in the U.K.; however, we do not expect this to have a significant impact on adjusted operating income. Recent economic conditions have caused volatility in our solvency ratios used to monitor capital adequacy. There are no indications currently that capital requirements for our U.K. operations will change due to the recent withdrawal of the U.K. from the EU. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly to respond to external challenges.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$238.9	(1.7)%	$243.0	$738.4	1.5%	$727.6
Life	91.9	6.0	86.7	282.5	7.6	262.6
Cancer and Critical Illness	89.1	(1.2)	90.2	272.3	0.9	269.9
Total Premium Income	419.9	—	419.9	1,293.2	2.6	1,260.1
Net Investment Income	43.7	18.4	36.9	118.2	6.5	111.0
Other Income	0.3	(66.7)	0.9	0.9	(59.1)	2.2
Total	463.9	1.4	457.7	1,412.3	2.8	1,373.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	219.0	1.5	215.8	669.4	3.6	646.2
Commissions	79.9	(12.2)	91.0	260.0	(7.2)	280.3
Deferral of Acquisition Costs	(63.9)	(16.8)	(76.8)	(214.6)	(11.8)	(243.2)
Amortization of Deferred Acquisition Costs	65.8	2.5	64.2	199.5	1.6	196.3
Other Expenses	70.9	(7.1)	76.3	233.8	(1.3)	236.9
Total	371.7	0.3	370.5	1,148.1	2.8	1,116.5

Adjusted Operating Income	$92.2	5.7	$87.2	$264.2	2.9	$256.8

Operating Ratios (% of Premium Income):
Benefit Ratio	52.2%		51.4%	51.8%		51.3%
Other Expense Ratio	16.9%		18.2%	18.0%		18.8%
Adjusted Operating Income Ratio	22.0%		20.8%	20.4%		20.4%

Persistency:
Accident, Sickness, and Disability				74.2%		73.4%
Life				83.4%		83.6%
Cancer and Critical Illness				81.4%		81.0%

Premium income in the third quarter of 2020 was consistent with the same period of 2019 and slightly higher during the first nine months of 2020 relative to the same prior year period due to growth in the in-force block resulting from prior period sales growth and stable persistency. Net investment income increased during the third quarter and first nine months of 2020 relative to the same periods of 2019 due to higher miscellaneous investment income and an increase in the level of invested assets, partially offset by a decline in the yield on invested assets.

Benefits experience in the third quarter and first nine months of 2020 was unfavorable relative to the same periods of 2019, with unfavorable experience in the life product line, likely resulting from the impacts of COVID-19, partially offset by favorable experience in both the cancer and critical illness and accident, sickness, and disability lines of business.

Commissions and the deferral of acquisition costs were lower in the third quarter and first nine months of 2020 relative to the same periods of 2019 due to lower sales. The amortization of deferred acquisition costs increased during the third quarter and first nine months of 2020 relative to the same periods of 2019 driven by growth in the level of the deferred asset due to prior period sales growth. The other expense ratio was lower in the third quarter and first nine months of 2020 relative to the same periods of 2019 due to a decline in sales-related expenses and our continued focus on expense management and operating efficiencies.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Sales by Product
Accident, Sickness, and Disability	$55.3	(29.6)%	$78.6	$165.2	(28.8)%	$232.0
Life	19.5	(17.7)	23.7	56.3	(18.9)	69.4
Cancer and Critical Illness	12.5	(31.7)	18.3	37.4	(31.9)	54.9
Total Sales	$87.3	(27.6)	$120.6	$258.9	(27.3)	$356.3

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$57.3	(22.4)%	$73.8	$170.8	(24.6)%	$226.6
Large Case Market	8.7	(47.6)	16.6	30.6	(39.9)	50.9
Subtotal	66.0	(27.0)	90.4	201.4	(27.4)	277.5
Public Sector	21.3	(29.5)	30.2	57.5	(27.0)	78.8
Total Sales	$87.3	(27.6)	$120.6	$258.9	(27.3)	$356.3

The impact of COVID-19 has caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. As a result, sales for each of our product lines and market sectors have declined during the third quarter and first nine months of 2020 relative to the same periods of 2019. The number of new accounts decreased 27.9 percent and 31.9 percent, respectively, in the third quarter and first nine months of 2020 compared to the same periods of 2019. The average new case size decreased 3.2 percent and 2.1 percent in the third quarter and first nine months of 2020, respectively.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Long-term Care	$167.7	2.5%	$163.6	$498.2	1.8%	$489.2
Individual Disability	80.0	(12.5)	91.4	240.1	(15.4)	283.9
All Other	1.7	(19.0)	2.1	5.8	(12.1)	6.6
Total Premium Income	249.4	(3.0)	257.1	744.1	(4.6)	779.7
Net Investment Income	351.2	1.1	347.3	1,013.6	(3.3)	1,048.3
Other Income	17.8	(5.8)	18.9	49.7	(7.1)	53.5
Total	618.4	(0.8)	623.3	1,807.4	(3.9)	1,881.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	492.9	(8.3)	537.4	1,505.3	(6.8)	1,615.3
Commissions	19.7	(3.9)	20.5	58.7	(4.2)	61.3
Interest and Debt Expense	0.4	(66.7)	1.2	1.9	(54.8)	4.2
Other Expenses	34.6	(7.2)	37.3	104.3	(4.4)	109.1
Total	547.6	(8.2)	596.4	1,670.2	(6.7)	1,789.9

Adjusted Operating Income	$70.8	163.2	$26.9	$137.2	49.8	$91.6

Interest Adjusted Loss Ratios:
Long-term Care	67.4%		89.8%	71.8%		88.6%
Individual Disability	86.6%		79.0%	87.0%		80.1%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.9%		14.5%	14.0%		14.0%
Adjusted Operating Income Ratio	28.4%		10.5%	18.4%		11.7%

Persistency:
Long-term Care				95.0%		95.5%
Individual Disability				88.5%		88.1%

Premium income for long-term care increased in the third quarter and first nine months of 2020 relative to the same periods of 2019 due to rate increases mostly offset by policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Premium income for individual disability decreased in the third quarter and first nine months of 2020 compared to the same periods of 2019 due to continued policy terminations and maturities. Also contributing to the decrease in premium income in the first nine months of 2020 was a one-time reinsurance cost related to a small block of policies during the first quarter of 2020.

Net investment income was slightly higher during the third quarter of 2020 relative to the same period of 2019 due primarily to improved net asset values (NAV) on our private equity partnerships and a higher level of invested assets, partially offset by a decrease in the yield on invested assets. Net investment income was lower in the first nine months of 2020 relative to the same period of 2019 due primarily to a decline in the NAV on our private equity partnerships and a lower yield on invested assets. Partially offsetting this decline during the first nine months of 2020 relative to the same period of 2019 was an increase in the level of invested assets.

Other income, which primarily includes the underlying results and associated net investment income of certain blocks of individual disability reinsured business, continues to decline due to expected terminations and maturities.

The interest adjusted loss ratio for long-term care was favorable during the third quarter and first nine months of 2020 relative to the same periods of 2019 driven primarily by higher claimant mortality. Also impacting the comparison for the first nine months of 2020 compared to the same period of 2019 were lower submitted claims. The interest adjusted loss ratio for long-term care for the rolling twelve months was 75.6 percent. Individual disability benefits experience was unfavorable during the third quarter and first nine months of 2020 relative to the same periods of 2019 driven by overall unfavorable claims activity. Also contributing to the unfavorable experience for the first nine months of 2020 was the impact of the one-time reinsurance cost in the first quarter of 2020 as previously discussed.

The other expense ratio was lower in the third quarter of 2020 compared to the same period of 2019 driven primarily by our continued focus on expense management and operating efficiencies. The other expense ratio in the first nine months of 2020 was consistent with the same period of 2019, with our continued focus on expense management and operating efficiencies offsetting declines in premium income for individual disability.

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

In consideration of the recent COVID-19 pandemic and related impacts, we expect our Closed Block segment could temporarily experience greater than normal volatility across multiple risk factors. Specific to our long-term care line of business, we expect that we may experience an increase in mortality as well as a decrease in incidence and interest rates. For our individual disability line of business, we expect that we may experience an increase in mortality and incidence as well as a decrease in persistency and claim resolutions.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	% Change	2019	2020	% Change	2019
Adjusted Operating Revenue
Net Investment Income	$1.3	(80.6)%	$6.7	$9.1	(40.9)%	$15.4
Other Income	0.3	(70.0)	1.0	0.5	(80.8)	2.6
Total	1.6	(79.2)	7.7	9.6	(46.7)	18.0

Interest, Debt, and Other Expenses	79.0	(3.4)	81.8	203.7	12.4	181.3

Loss Before Income Tax and Net Realized Investment Gains and Losses	(77.4)	(4.5)	(74.1)	(194.1)	(18.9)	(163.3)
Costs Related to Organizational Design Update	23.3	N.M.	—	23.3	N.M.	—
Impairment Loss on ROU Asset	—	—	—	12.7	N.M.	—
Cost Related to Early Retirement of Debt	—	(100.0)	25.2	—	(100.0)	25.2
Adjusted Operating Loss	$(54.1)	(10.6)	$(48.9)	$(158.1)	(14.5)	$(138.1)

N.M. = not a meaningful percentage

Net investment income decreased in the third quarter and first nine months of 2020 relative to the same periods of 2019 due to a decline in the yield on invested assets.

Interest, debt, and other expenses were lower in the third quarter of 2020 but higher during the first nine months of 2020 relative to the same periods of 2019. Interest, debt, and other expenses includes the costs related to an organizational design update during the third quarter of 2020, the impairment loss on ROU asset during the second quarter of 2020, and the early retirement of debt during the third quarter of 2019. Excluding these items, interest, debt, and other expenses for the third quarter of 2020 were generally consistent with the same period of 2019, but were higher during the first nine months of 2020 relative to the same period of 2019 due to higher interest expense resulting from a higher level of outstanding debt, partially offset by lower pension costs in 2020. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the costs related to the organizational design update, the impairment loss on ROU asset, and the costs related to the early retirement of debt.

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

We manage our asset and liability cash flow match and our asset and liability duration match to manage interest rate risk. We may redistribute investments among our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies on long-term measures such as reserve adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rate assumptions embedded in the reserves. We also use this analysis in determining hedging strategies and utilizing derivative financial instruments for managing interest rate risk and the risk related to matching duration for our assets and liabilities. We do not use derivative financial instruments for speculative purposes.

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

COVID-19

The current economic conditions have increased volatility in the capital markets and have caused significant pressure on the profitability of many companies. The sharp decline in oil prices experienced earlier in the year and lack of demand due to COVID-19, which began to occur in the first quarter of 2020, also caused pressure on the profitability of companies in the energy sector. We recorded credit losses during the first quarter of 2020 primarily related to fixed maturity securities issued by companies in the energy sector, but recorded minimal credit losses related to energy securities in the second and third quarters of 2020 primarily as a result of the improvement in oil prices. Our fixed income exposure to consumer cyclicals, which have been stressed due to COVID-19 related shutdowns, is approximately 3 percent of our portfolio. Our exposure to other stressed industries such as airlines and restaurants is minimal at 0.2 percent of our portfolio each. In the first nine months of 2020, we had approximately $672 million of downgrades of investment-grade securities to high yield or below investment grade, which contributed to the increase in our holdings of below-investment-grade securities from 7.5 percent at December 31, 2019 to 8.5 percent at September 30, 2020 on an amortized cost basis less the allowance for credit losses. On a fair value basis, the percentage of our below-investment grade securities was 7.3 percent on September 30, 2020 compared to 6.7 percent at December 31, 2019.

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

Improvements in the net asset values (NAV) of our partnership investments in the third quarter of 2020, which reflect the market conditions of the second quarter of 2020, resulted in net investment income of approximately $11 million. During the third quarter of 2020, U.S. equity and credit markets continued to improve from the severe decline experienced during the first quarter of 2020 due to COVID-19, and although our partnership investments are not directly correlated with those markets, their results were positively impacted and should drive higher asset fair values, which we expect to be reflected in our results in the fourth quarter of 2020. In addition to our partnership investment activity, the current economic conditions have sustained the low interest rate environment, which has and will continue to impact the yield on our invested assets, particularly related to the investment of new cash flows. We have also worked with certain of our commercial mortgage loan borrowers that have requested temporary payment deferrals but has not resulted in a significant number of loans with deferrals or a significant impact on our net investment income. For further discussion, see "Mortgage Loans" and "Private Equity Partnerships" contained herein in this Item 2.

See "Executive Summary" for further information on the impact from COVID-19 contained herein in this Item 2.

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2020

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$3,513.3	$467.2	$208.7	$12.4	$3,304.6	$479.6
Capital Goods	4,568.1	745.9	88.9	4.4	4,479.2	750.3
Communications	3,196.2	631.6	161.8	12.2	3,034.4	643.8
Consumer Cyclical	1,610.1	230.9	93.8	3.8	1,516.3	234.7
Consumer Non-Cyclical	7,922.5	1,454.4	185.3	11.1	7,737.2	1,465.5
Energy	4,442.3	525.2	631.4	69.6	3,810.9	594.8
Financial Institutions	3,885.7	532.7	44.3	0.5	3,841.4	533.2
Mortgage/Asset-Backed	1,432.1	115.0	21.5	0.2	1,410.6	115.2
Sovereigns	1,115.1	254.2	29.1	1.4	1,086.0	255.6
Technology	1,945.7	224.8	27.1	7.2	1,918.6	232.0
Transportation	2,443.2	366.5	189.5	13.3	2,253.7	379.8
U.S. Government Agencies and Municipalities	5,179.9	826.3	275.1	3.6	4,904.8	829.9
Public Utilities	8,016.0	1,656.1	132.7	6.6	7,883.3	1,662.7
Total	$49,270.2	$8,030.8	$2,089.2	$146.3	$47,181.0	$8,177.1

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of September 30, 2020 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2020. The decrease in the unrealized loss on fixed maturity securities during the third quarter of 2020 was due primarily to a decrease in credit spreads.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2020			2019
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$10.1	$18.0	$499.4	$13.8	$4.3
> 90 <= 180 days	4.7	45.7	0.1	2.0	1.9
> 180 <= 270 days	14.9	1.9	—	—	—
> 270 days <= 1 year	0.7	0.1	0.3	—	3.1
> 1 year <= 2 years	2.3	2.4	1.8	3.8	6.6
> 2 years <= 3 years	—	—	3.2	2.8	1.5
> 3 years	—	—	—	0.8	—
Sub-total	32.7	68.1	504.8	23.2	17.4

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	145.2	—	—
> 90 <= 180 days	—	—	—	0.3	—
> 180 <= 270 days	—	—	0.2	—	—
> 270 days <= 1 year	—	—	—	—	0.3
> 1 year <= 2 years	—	—	—	—	—
Sub-total	—	—	145.4	0.3	0.3

Total	$32.7	$68.1	$650.2	$23.5	$17.7

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2020			2019
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$13.8	$16.1	$167.0	$0.5	$5.1
> 90 <= 180 days	4.5	77.1	0.7	3.1	10.3
> 180 <= 270 days	40.0	0.4	0.8	5.1	1.5
> 270 days <= 1 year	0.2	5.5	4.4	0.9	0.9
> 1 year <= 2 years	6.4	8.1	0.8	17.5	31.0
> 2 years <= 3 years	4.1	11.7	12.1	1.3	0.3
> 3 years	8.1	7.9	11.5	13.7	5.2
Sub-total	77.1	126.8	197.3	42.1	54.3

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	114.6	—	—
> 90 <= 180 days	—	5.2	2.7	—	12.0
> 180 <= 270 days	1.0	3.8	12.8	15.1	—
> 270 days <= 1 year	3.8	—	12.5	—	—
> 1 year <= 2 years	9.8	13.6	5.7	—	—
> 2 years <= 3 years	8.1	—	1.2	—	12.7
> 3 years	13.8	13.9	10.6	10.5	21.6
Sub-total	36.5	36.5	160.1	25.6	46.3

Fair Value < 40% of Amortized Cost

<= 90 days	—	—	9.6	—	—
> 180 <= 270 days	—	—	—	—	—
> 270 days <= 1 year	—	—	15.7	—	—
> 1 year <= 2 years	—	—	8.5	—	—
> 2 years <= 3 years	—	—	9.0	—	—
> 3 years	—	—	16.8	—	—
Sub-total	—	—	59.6	—	—

Total	$113.6	$163.3	$417.0	$67.7	$100.6

At September 30, 2020, we held two below-investment-grade fixed maturity securities in the energy sector with a gross unrealized loss greater than $10.0 million. The two securities have a combined fair value of $147.4 million and a gross unrealized loss of $25.0 million. We have the ability and intend to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

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

We had no individual realized investment losses of $10.0 million or greater from impairments of fixed maturity securities during the third quarter of 2020 and no individual realized investment losses of $10.0 million or greater from sales of fixed maturity securities during the third quarter or first nine months of 2020.

At September 30, 2020, our mortgage/asset-backed securities had an average life of 3.6 years, effective duration of 2.8 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

As of September 30, 2020, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $3,525.9 million and $3,602.1 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Fixed Maturity Securities - Energy Sector

Our investment portfolio has exposure to companies whose businesses are negatively impacted by lower oil and natural gas prices. These include exploration and production companies, refineries, midstream pipeline companies, and oilfield service businesses. The sharp decline in energy prices and decrease in demand due to COVID-19, which began to occur in the first quarter of 2020, put pressure on the earnings and cash flows of these businesses. Oil prices did improve during the second quarter of 2020 and continued to improve modestly during the third quarter of 2020; however, we continue to monitor this sector closely. The degree to which a business is affected by energy prices can vary greatly depending on, among other things, its energy subsector, geographic locations, cost structure flexibility, capital structure, and hedging policies.

At September 30, 2020, approximately 48 percent of our exposure to the energy sector was represented by the midstream (pipeline) subsector which tends to be more correlated to product volume sales than to commodity prices. Approximately 26 percent of our exposure is in the oil and gas independent exploration and production subsector where demand for products is highly correlated with oil and gas prices. Approximately 17 percent of our exposure is in the integrated subsector which is comprised of large highly rated companies. The majority of our energy sector holdings are investment-grade fixed maturity securities.

At September 30, 2020, the fair value of investment-grade fixed maturity securities in the energy sector was $3,736.5 million, with a gross unrealized gain of $588.8 million and a gross unrealized loss of $5.2 million. The fair value of below-investment-grade fixed maturity securities in the energy sector was $705.8 million, with a gross unrealized gain of $6.0 million and a gross unrealized loss of $64.4 million. The following table shows additional information related to our holdings in the energy sector.

Fixed Maturity Securities - Energy Sector
As of September 30, 2020

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Midstream	$2,152.9	$230.1	$213.9	$17.7	$1,939.0	$247.8
Oil and Gas-Independent	1,175.8	108.7	389.8	43.2	786.0	151.9
Oil Field	79.8	4.1	8.3	4.2	71.5	8.3
Oil-Integrated	743.7	143.7	19.4	4.5	724.3	148.2
Oil-Refining	254.3	37.8	—	—	254.3	37.8
Other Energy	35.8	0.8	—	—	35.8	0.8
Total	$4,442.3	$525.2	$631.4	$69.6	$3,810.9	$594.8

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,406.5 million and $2,397.0 million at September 30, 2020 and December 31, 2019, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for credit losses. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. We held no impaired mortgage loans at September 30, 2020 or December 31, 2019. Effective January 1, 2020, we adopted a new accounting standard requiring the estimation of an allowance for expected credit losses which was $14.6 million at September 30, 2020. See Note 2 and 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $688.6 million and $616.7 million at September 30, 2020 and December 31, 2019, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships generally on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $11.3 million for the partnerships in the third quarter of 2020 reflecting the market conditions of the second quarter of 2020. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments and there is generally not a public market for these investments. We had $622.3 million of commitments for additional investments in the partnerships at September 30, 2020 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. We had no credit exposure on derivatives at September 30, 2020. We held $34.3 million of net cash collateral from our counterparties at September 30, 2020. The carrying value of fixed maturity securities posted as collateral to our counterparties was $30.4 million at September 30, 2020. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $18.6 million and $30.5 million on a fair value basis at September 30, 2020 and December 31, 2019, respectively.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed.  As of September 30, 2020, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $1,178 million. Fixed maturity securities consisted primarily of mortgage/asset-backed securities with an average maturity of 1.1 years. Short-term investments consisted primarily of corporate bonds and commercial paper. No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we repurchase shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2019 and authorizes the repurchase of up to $750 million of common stock through November 2020, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. We did not repurchase shares during the first nine months of 2020 and do not expect to resume repurchases through the remainder of our currently authorized repurchase program. The dollar value of shares remaining under the current repurchase program was approximately $516 million at September 30, 2020. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

As of September 30, 2020, we have borrowed $30.2 million of funds through our memberships with the regional FHLBs and similar to our previous advances, these funds are used for the purpose of investing in either short-term investments or fixed maturity securities but may be utilized for liquidity if the need arises. Additionally, we have access to two unsecured revolving credit facilities under separate syndicates of lenders that allow us to borrow up to a total of $600 million. There are currently no outstanding borrowings on these facilities but we remain in compliance with required covenants should we choose to borrow in the future. In May 2020, we also issued $500.0 million of 4.500% senior notes due 2025 which strengthened our liquidity and demonstrated our ability to raise capital in the current environment.

Following the maturity of our $400.0 million aggregate principal amount of 5.625% unsecured notes which occurred in the third quarter of 2020 and was funded through an issuance of debt during the second quarter of 2019, we have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at September 30, 2020 are in line with our expectations and are significantly above the level that would require state regulatory action.

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

Funding for Employee Benefit Plans

During the nine months ended September 30, 2020, we made contributions of $50.8 million and £2.8 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $24 million and £1 million during the remainder of 2020. We made a de minimis amount of contributions to our U.S. qualified defined benefit pension plan and no contribution to our U.K. defined benefit pension plan during the nine months ended September 30, 2020. We do not expect to make any further contributions to either plan during 2020. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

Our long-term debt balance at September 30, 2020 was $3,378.6 million, net of deferred debt issuance costs of $36.8 million, and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities.

In September 2020, our $400.0 million 5.625% senior unsecured notes matured.

Northwind Holdings, LLC (Northwind Holdings) made principal payments on its floating rate, senior secured non-recourse notes of $45.0 million during the nine months ended September 30, 2020. In October 2020, Northwind Holdings formally submitted its intention to redeem the remaining $35.0 million of principal on its senior secured non-recourse notes in December 2020. Funds for the redemption are held in the debt service coverage account of Northwind Holdings.

In May 2020, we issued $500.0 million of 4.500% senior notes due 2025. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

We have access to two separate unsecured revolving credit facilities, each with a different syndicate of lenders. One of our credit facilities is under a five-year agreement and is effective through April 2024. The terms of this agreement provide for a borrowing capacity of $500.0 million with an option to be increased up to $700.0 million. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At September 30, 2020, letters of credit totaling $0.6 million had been issued from this credit facility, but there were no borrowed amounts outstanding.

Our other credit facility is under a three-year agreement and is effective until April 2022. The terms of this agreement provide for a borrowing capacity of $100.0 million with an option to be increased up to $140.0 million. We may also request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At September 30, 2020, there have been no letters of credit issued from the credit facility and there were no borrowed amounts outstanding.

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

Commitments

At September 30, 2020, we had unfunded unconditional commitments of $1.8 million to fund tax credit partnership investments and $12.6 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $185.3 million to fund certain investments in private placement fixed maturity securities and $622.3 million to fund certain private equity partnerships. As of September 30, 2020, we had $26.9 million of commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2019. During the first nine months of 2020, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of September 30, 2020, we did not hold any cash collateral from securities lending agreements. The average cash collateral balance during the first nine months of 2020 was de minimis. As of September 30, 2020, we did not hold any off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2020 was $51.2 million, and the maximum amount outstanding at any month end was $234.3 million.

To manage our cash position more efficiently, we may enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no repurchase agreements outstanding at September 30, 2020, nor did we utilize any repurchase agreements during the first nine months of 2020. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of September 30, 2020, we owned $21.7 million of FHLB common stock and had outstanding advances of $30.2 million from the regional FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Nine Months Ended September 30
	2020	2019
Net Cash Provided by Operating Activities	$1,278.8	$1,256.8
Net Cash Used by Investing Activities	(1,090.1)	(1,205.9)
Net Cash Used by Financing Activities	(169.0)	(67.9)
Net Change in Cash and Bank Deposits	$19.7	$(17.0)

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

In September 2020, our $400.0 million 5.625% senior unsecured notes matured.

In May 2020, we issued $500.0 million of 4.500% senior notes due 2025 and received total proceeds of $494.1 million.

During each of the first nine months of 2020 and 2019 we made principal payments of $45.0 million on our senior secured non-recourse notes issued by Northwind Holdings.

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

Cash used to repurchase shares of Unum Group's common stock during first nine months of 2019 was $297.2 million. During the first nine months of 2020 and 2019 we paid dividends of $173.8 million and $170.3 million, respectively, to holders of Unum Group's common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2019. During the first nine months of 2020, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2020.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2019, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 23, 2020. No shares were purchased during the third quarter of 2020. At September 30, 2020, the approximate dollar value of shares that may yet be purchased under the program was $516.2 million, however, we do not expect to resume repurchases through the remainder of our currently authorized repurchase program.

ITEM 6. EXHIBITS

Index to Exhibits

(4.1)
First Supplemental Indenture for Senior Debt Securities, between Unum Group and The Bank of New York Mellon Trust Company, N.A. dated as of August 20, 2020 (incorporated by reference to Exhibit 4.4 to Unum Group’s Registration Statement on Form S-3ASR (Registration No. 333-248208) filed on August 20, 2020).

(10.1)	Form of Success Incentive Plan Cash Success Unit and Stock Success Unit Agreement with Employee in U.S. (incorporated by reference to Exhibit 10.1 of Unum Group's Form 8-K filed on August 26, 2020).

(10.2)	Form of Success Incentive Plan Cash Success Unit and Stock Success Unit Agreement with Employee in U.K. (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on August 26, 2020).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: October 28, 2020	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: October 28, 2020	By:	/s/ Cherie A. Pashley
Cherie A. Pashley
Senior Vice President, Chief Accounting Officer