Form 10-K
period 2020-12-31
Unum Group
filed 2021-02-17
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $3.4 billion. As of February 12, 2021, there were 203,731,259 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2021 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2020.

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

We have established a corporate culture consistent with the social values our products provide. Because we see important links between the obligations we have to all of our stakeholders, we place a strong emphasis on operating with integrity and contributing to positive change in our communities. Accordingly, we are committed not only to meeting the needs of our customers who depend on us, but also to being accountable for our actions through sound and consistent business practices, a strong internal compliance program, a comprehensive risk management strategy, and an engaged employee workforce.

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength. The products and services we provide have never been more important to employers, employees and their families, especially given the emergence of the COVID-19 pandemic. Our strategy remains centered on growing our core businesses through investing and transforming our operations and technology to anticipate and respond to the changing needs of our customers, expand into new adjacent markets through meaningful partnerships and effective deployment of our capital across our portfolio.

Although the current environment continues to place pressure on our profit margins, we continue to analyze and employ strategies we believe will help us navigate the current environment and allow us to maintain financial flexibility to support the needs of our businesses while also allowing us to return capital to our shareholders. Improvements in the U.S. labor market and consumer confidence levels will have positive impacts on our business. We have substantial leverage to rising interest rates and an improving economy which generates payroll growth and wage inflation. Long-term, we believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our financial objectives.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate. The percentage of consolidated premium income generated by each reporting segment for the year ended December 31, 2020 is as follows:

Unum US	64.2%
Unum International	7.0
Colonial Life	18.2
Closed Block	10.6
Total	100.0%

Financial information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Unum US Segment

Our Unum US segment is comprised of group disability insurance, which includes our long-term and short-term disability products, our medical stop-loss product, and our fee-based leave management services and administrative services only (ASO) business, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, which include individual disability, voluntary benefits, and dental and vision products. Unum US products are issued primarily by Unum America, Provident, and Starmount Life. Paul Revere Life previously issued products reported in our Unum US segment and continues to service the in-force policies, but Paul Revere Life no longer actively markets new business. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. Our market strategy for Unum US is to effectively deliver an integrated offering of employee benefit products in the group core market segment, which we define for Unum US as employee groups with fewer than 2,000 employees, the group large case market segment, and the supplemental and voluntary market segment.

The percentage of Unum US segment premium income generated by each product line during 2020 is as follows:

Group Disability	43.7%
Group Life and Accidental Death & Dismemberment	30.0
Individual Disability	7.6
Voluntary Benefits	14.5
Dental and Vision	4.2
Total	100.0%

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

Profitability of group life and accidental death and dismemberment insurance is affected by persistency, investment returns, mortality and other claims experience, and the level of administrative expenses.

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

Profitability of voluntary benefits products is affected by the level of employee participation, persistency, investment returns, mortality and other claims experience, and the level of administrative expenses.

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

The percentage of Unum International segment premium income generated by each product line during 2020 is as follows:

Unum UK
Group Long-term Disability	55.9%
Group Life	16.6
Supplemental	15.3
Unum Poland	12.2
Total	100.0%

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

Profitability of group life is affected by persistency, investment returns, mortality and other claims experience, and the level of administrative expenses.

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

Premiums for our individual products vary by age and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables. Approximately two thirds of our individual disability policies are written on a noncancelable basis. The remainder of our individual disability policies and all of our individual critical illness products are offered on a guaranteed renewable basis which allows us to re-price in-force policies. Our underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy.

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

Unum Poland

Unum Poland products, which include both individual and group life products, provide renewable term and whole life insurance with accident and health riders. Premiums are based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Profitability of our Unum Poland products is affected by persistency, investment returns, mortality and other claims experience, and the level of administrative expenses.

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

The percentage of Colonial Life segment premium income generated by each product line during 2020 is as follows:

Accident, Sickness, and Disability	58.1%
Life	21.4
Cancer and Critical Illness	20.5
Total	100.0%

Accident, Sickness, and Disability

The accident, sickness, and disability product line consists of short-term disability plans, accident-only plans providing benefits for injuries on a specified loss basis, and our dental and vision products. It also includes accident and health plans covering hospital admissions, confinement, and surgeries.

Premiums for accident, sickness, and disability products are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience and published industry tables. Premiums are primarily individual guaranteed renewable for which we have the ability to change premiums on a state by state basis. A small percentage of the policies are written on a group basis which are offered primarily on an optionally renewable basis which allows us to re-price or terminate in-force policies. Premiums for our dental and vision products are guaranteed renewable with standard industry rates that vary by age and region.
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

Profitability is affected by the level of employee participation, persistency, investment returns, mortality and other claims experience, and the level of administrative expenses.

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

Closed Block Segment

Our Closed Block segment consists of group and individual long-term care, individual disability, and other insurance products no longer actively marketed. Closed Block segment premium income for 2020 was comprised of approximately 68 percent group and individual long-term care and 32 percent individual disability.

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

Profitability is affected by premium rate increases, persistency, investment returns, mortality and other claims experience, and the level of administrative expenses.

Individual Disability

We began limiting sales of the types of individual disability policies reported in our Closed Block segment subsequent to the mid-1990s after substantial changes in product design were implemented to improve the overall risk profile of our offerings of individual disability products. We entirely discontinued issuing new policies in this closed block of business in 2004. The majority of the policies were written on a noncancelable basis and were marketed on a single-life customer basis. Profitability is affected by persistency, investment returns, claims experience, and the level of administrative expenses. In December 2020, we entered into a reinsurance agreement to reinsure the majority of our Closed Block individual disability products to a third party. For further discussion on this reinsurance agreement, refer to "Reinsurance" herein this Item 1, "Executive Summary" and "Segment Results" contained herein in Item 7, and Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Other

Other insurance products not actively marketed include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. The majority of these products have been reinsured, with approximately 80 percent of reserves at December 31, 2020 ceded to other insurance companies.

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

In general, the maximum amount of life insurance risk retained by our U.S. insurance subsidiaries under group or individual life or group or individual accidental death and dismemberment policies during 2020 was $1 million per covered life per policy. The retention amount remains at $1 million for 2021. For Unum Limited life insurance risk, during 2020 we had reinsurance agreements which provided 75 percent quota share coverage up to £500 thousand per covered life for group dependent life benefits and 25 percent quota share coverage for most of our group lump sum benefits, as well as 100 percent coverage per covered life above that amount. In April 2020, we increased the quota share coverage for group lump sum benefits with one of our reinsurers to 75 percent, which resulted in an aggregate quota share coverage for our lump sum benefits of approximately 36 percent. The same structures, including the increased aggregate group lump sum quota share, will be maintained for coverage during 2021 for Unum Limited.

In December 2020, Provident, Paul Revere Life, and Unum America, collectively referred to as "the ceding companies", entered into a series of agreements (collectively referred to as the "reinsurance agreement") with Commonwealth Annuity and Life Insurance Company (Commonwealth) a subsidiary of Global Atlantic Financial Group, to reinsure on a coinsurance basis effective as of July 1, 2020 approximately 75 percent of the Closed Block individual disability insurance business, primarily direct business written by the ceding companies. Commonwealth has established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreement. As part of the reinsurance agreement, additional Closed Block individual disability business consisting of direct business not ceded in December 2020 and business assumed by the ceding companies from third parties, is expected to be reinsured in the first quarter of 2021, subject to receipt of required consents and regulatory approvals and the satisfaction or waiver of other customary closing conditions and is considered the second phase of this transaction.

Also in December 2020, prior to entering into this reinsurance agreement with Commonwealth, the ceding companies recaptured their respective reinsurance agreements with Northwind Reinsurance Company (Northwind Re) where substantially all of the ceding companies' Closed Block individual disability business had previously been fully ceded to Northwind Re. Northwind Re is an affiliated captive reinsurance subsidiary domiciled in the United States, with Unum Group as the ultimate parent.

In December 2020, Provident Life and Casualty Insurance Company (PLC), also a wholly-owned domestic insurance subsidiary of Unum Group, entered into an agreement with Commonwealth whereby PLC will provide a 12-year volatility cover to Commonwealth for the active life cohort (ALR cohort), which represents approximately five percent of the reserves ceded to Commonwealth. PLC will provide similar coverage to Commonwealth related to additional business ceded as part of the second phase of the transaction. At the end of the 12-year coverage period, Commonwealth will retain the risk for the remaining incidence and claims risk on the ALR cohort of the ceded business. Under this volatility cover, annual settlements will be made equal to the difference between the actual and estimated cash flows and reserve changes during the year. Upon expiration of the 12-year period, a terminal settlement will be made based on the final disabled life reserves. Due to the nature of the volatility cover, the ALR cohort will be accounted for under the deposit method on a U.S. generally accepted accounting principles (GAAP) basis.

We have global catastrophic reinsurance coverage which covers all Unum Group insurance companies and includes four layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regard to a catastrophic event. Each layer provides coverage for all catastrophic events, including acts of war and any type of terrorism, up to $1 million of coverage per person per policy for each U.S. and non-U.K. line of covered business, and up to £2 million of coverage for each U.K. covered line of business. We have the following coverage for 2021, after a $100 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	$50.0	50.0%
Second	55.0	55.0
Third	90.0	60.0
Fourth	180.0	60.0
Total Catastrophic Coverage	$375.0

In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, inter-company reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. Unum Limited has additional coverage after a £75 million deductible for 2021 of £9 million or 12 percent.

Unum Poland has additional global catastrophic reinsurance coverage of up to zł70 million with a maximum retention limit of zł0.8 million in 2020. Insurable events include passive war, as well as nuclear, chemical, biological and other forms of terrorism. This agreement was renewed with the same conditions for 2021.

Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

We have a quota share reinsurance agreement under which we cede certain blocks of Unum US group long-term disability claims. The agreement is on a combination coinsurance with funds withheld and modified coinsurance basis and provides 90 percent quota share reinsurance on the ceded claims. We also have five reinsurance agreements that collectively cede approximately 65 percent of Unum US group life risk up to our per person retention limit for our U.S. insurance subsidiaries. These reinsurance agreements for Unum US group disability and group life allow us to more effectively manage capital in conformity with statutory accounting principles but do not meet insurance risk transfer in accordance with applicable GAAP and therefore are not accounted for as reinsurance in our consolidated GAAP financial statements.

We also cede 30 percent of the risk for certain blocks of recently issued Unum US individual disability policies, as well as some related claims development risk for a limited period of time. The agreement is on a non-proportional modified coinsurance basis with a provision for experience refunds.

Unum America cedes certain blocks of business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary (captive reinsurer) domiciled in the United States, with Unum Group as the ultimate parent. This captive reinsurer was established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by Unum America in order to effectively manage risks in connection with these blocks of our business as well as to enhance our capital efficiency. On a consolidated reporting basis for Unum Group, financial statement impacts of our reinsurance arrangements with affiliates are eliminated in accordance with GAAP.

For further discussion of our reinsurance activities, refer to "Risk Factors" contained herein in Item 1A; "Executive Summary," "Consolidated Operating Results," "Segment Results," and "Liquidity and Capital Resources - Cash Available from Subsidiaries" contained herein in Item 7, and Notes 1, 12, and 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

Investments

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to manage the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses. We seek to earn investment income while assuming credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities. Changes in interest rates may affect the amount and timing of cash flows.

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

Our principal competitors for our products include the largest insurance companies in the industry as well as regional companies offering specialty products. Some of these companies have more competitive pricing or have higher claims-paying ratings. Some may also have greater financial resources with which to compete.

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

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the European Union (EU). A deal was reached on December 24, 2020 on the future trading relationship with the EU. The deal focused primarily on the trading of goods rather than the U.K.’s service sector, which will be subject to further negotiations in 2021 and will focus on financial services and future regulation. In addition, the U.K. government is reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations. We do not expect that the underlying operations of our U.K. business, nor the Polish business which is in the EU, will be significantly impacted by the withdrawal, but we may see some continued dampening of growth in the U.K. as well as earnings volatility due to the current disruption and uncertainty in the U.K. economy. We may also experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in credit losses or defaults, nor do we believe this volatility will impact our ability to hold these investments. In addition, the current economic conditions may also cause volatility in our solvency ratios. Our reported consolidated financial results continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate.

Our Polish insurance subsidiary, Unum Zycie TUiR, is subject to regulation by the Komisja Nadzoru Finansowego (KNF) of the Financial Supervision Authority (FSA) in Poland. The KNF oversees the financial health and stability of financial services firms and is responsible for the prudential regulation and day-to-day supervision of insurance companies and other financial institutions.

Capital Requirements

Risk-based capital (RBC) standards for U.S. life insurance companies are prescribed by the National Association of Insurance Commissioners (NAIC). The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the NAIC RBC Model Act, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally. The NAIC approved a new and more granular RBC structure for fixed income asset capital charges on April 30, 2020 for 2020 year-end reporting. The structure expands the fixed income asset designations from six to 20 categories. Factor values for the new structure are currently under review by the NAIC, and therefore the only impact of this change for 2020 was to report using the new categories. We will continue to monitor the NAIC's activities on this issue.

The NAIC continues to review the state-based solvency regulation framework to identify opportunities to respond to national and international insurance regulatory and solvency developments. The topics of its review include capital requirements, governance and risk management, statutory accounting and financial reporting, and reinsurance. This ongoing review will likely result in changes to U.S. insurance regulation and solvency standards, including those for our U.S. insurance subsidiaries. One of the outcomes of the NAIC's review was the adoption of the NAIC Risk Management and Own Risk and Solvency Assessment (ORSA) Model Act which, following enactment at the state level, requires insurers to provide, at least annually, a group-level perspective on the risks of the current and future business plans and the sufficiency of capital to support those risks. All states where our traditional U.S. insurance subsidiaries are domiciled have enacted ORSA requirements, and we file an ORSA summary report annually with the applicable insurance regulators.

The NAIC has established a working group charged with developing a group capital calculation that can be used by regulators in assessing the risks and financial position of insurance groups. The NAIC continues to push this initiative forward on an accelerated timeline, and therefore we continue to closely monitor and assess developments. We are also monitoring developments around the implementation of reforms adopted by the International Association of Insurance Supervisors (IAIS) in November 2019 that established similar group capital requirements applicable to Internationally Active Insurance Groups (IAIGs). We are not subject to the reforms adopted by the IAIS, however, the requirements are a factor influencing the substance and timeframe of the reforms that will be adopted by the NAIC. We will continue to monitor the NAIC's activities on this issue but it is still too early to determine what, if any, impact these developments will have on our capital requirements.

The NAIC has adopted a valuation manual containing a principles-based approach to life insurance company reserves for new business. The earliest effective date was January 2017 with a three-year optional period before mandatory adoption by January 2020. The Company elected a staged approach to the implementation of the new requirements, with no material impact on our statutory reserves.

In 2012, the NAIC established a subgroup to study the insurance industry's use of captive reinsurers and special purpose vehicles to transfer insurance risk and is considering ways to promote uniformity in both the approval and supervision of such reinsurers. More recently, the NAIC adopted a proposal to subject certain captive reinsurers and special purpose vehicles to the same capital requirements as traditional insurers. As the NAIC and state insurance regulators continue to examine the use of captive insurance companies to finance reserves required under current regulations, we cannot predict the ultimate outcome of their work, or how long or extensively they will continue to focus on this issue. Although we believe it to be unlikely, a potential outcome of future NAIC decisions from its various committees, task forces, and working groups is that companies could be prohibited from using captive reinsurers. No changes in the use or regulation of captive reinsurers have been proposed by the NAIC, and we are unable to predict the extent of any changes that might be made. As a result of the recapture of the reinsurance agreements with Northwind Re, as of December 31, 2020, no insurance risk remains in Northwind Re and therefore Fairwind remains the only active captive insurer. We expect to continue our strategy of using captive reinsurers to manage risks and enhance capital efficiency while monitoring the NAIC's study and proposed changes in regulations. See "Reinsurance" contained herein in this Item 1 for further discussion.

The PRA has statutory requirements, including capital adequacy and liquidity requirements and minimum solvency margins, to which Unum Limited must adhere as part of the provisions of Solvency II, an EU directive that prescribes capital requirements and risk management standards for the European insurance industry.  Our European holding company is also subject to the

Solvency II requirements relevant to insurance holding companies, while its subsidiaries, which includes Unum Limited, are subject to group supervision under Solvency II.  The Unum European Economic Area (EEA) Group, which is comprised of the European holding company and its subsidiaries, received approval from the PRA to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime is implemented.  The U.K. government is reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations.

See further discussion in "Risk Factors" contained herein in Item 1A and "Executive Summary," "Liquidity and Capital Resources" contained herein in Item 7 and Note 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

The NAIC has adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation, which require U.S. insurers to disclose detailed information regarding their governance practices. The model act and regulation must be adopted by individual state legislatures and insurance regulators in order to be effective in a particular state. All of the states in which our insurance subsidiaries are domiciled have adopted a requirement to file a corporate governance annual disclosure similar to the model act and regulations.

The NAIC has also adopted the Insurance Data Security Model Law, which creates a legal framework that requires insurance companies to establish cybersecurity programs designed to protect the private data of consumers. The law outlines planned cybersecurity testing and the development of incident response plans for breach notification procedures. The model law must be adopted by individual state legislatures and insurance regulators in order to be effective in a particular state. At this time, among the states in which our insurance subsidiaries are domiciled, the model law is effective only in South Carolina. The New York State Department of Financial Services has established similar regulations to this law and the state of California has enacted the California Consumer Privacy Act of 2018.

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

The USA PATRIOT Act of 2001 (Patriot Act) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The National Defense Authorization Act for Fiscal Year 2021 (NDAA) makes the most significant changes to the U.S. anti-money laundering laws since the Patriot Act. The NDAA requires many U.S. companies to report their beneficial owners and establishes a new whistleblower program. We are not subject to the NDAA’s requirements but will monitor any developments resulting from the passage of the NDAA. Anti-money laundering laws outside of the United States contain some similar provisions. Additionally, other federal laws and regulations, including the Foreign Corrupt Practices Act and regulations issued by the Office of Foreign Asset's Controls, as well as the U.K.'s Bribery Act of 2010, have increased requirements relating to identifying customers, prohibiting transactions with certain organizations or individuals, watching for and reporting suspicious transactions, responding to requests for information by regulatory authorities and law enforcement agencies, sharing information with other financial institutions, and requiring the implementation and maintenance of internal practices, procedures, and controls.

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

Geographic Areas

Adjusted operating revenue, which excludes net realized investment gains and losses, for our Unum International segment was approximately 6 percent of our consolidated adjusted operating revenue in 2020, 2019, and 2018. As of December 31, 2020, total assets equaled approximately 6 percent of consolidated assets and total liabilities equaled approximately 5 percent of consolidated liabilities for our Unum International segment. Fluctuations in the U.S. dollar relative to the local currencies of our Unum International segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further discussion of fluctuations in foreign currency exchange rates. See "Reporting Segments" contained herein in this Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum International's operating results.

Human Capital Resources

Human Capital

Unum is built on the promise of helping the working world thrive throughout life’s moments, an inspiring purpose that requires harnessing the creativity and energy of our employees. As of December 31, 2020, the Company employed approximately 10,700 employees, of which, approximately 10,300 are full-time employees. Approximately 89 percent of our employees are in the United States, and the remaining 11 percent are international (United Kingdom, Ireland and Poland). Voluntary employee turnover for 2020 was approximately 9.4 percent, a decrease from the prior year.

During 2020, as the COVID-19 pandemic accelerated across the U.S., we quickly and effectively transitioned the majority of our employees to remote work. We also implemented protocols and precautions for a limited portion of staff to work in the office. A key tenet of our strategy was to ensure employee health and safety, while also maintaining operational readiness and flexible work options. Our international locations each created strategies based on their local environment.

Compensation and Benefits

At Unum, we provide compensation and benefits programs which support our employees’ health, wealth and life. In addition to competitive pay, other programs (which vary by country/region) include: annual bonus and employee recognition; stock awards and stock purchase; life, medical, pharmacy, telehealth, health reimbursement accounts; dental, vision, voluntary benefits and disability insurance; tuition and fitness reimbursement; 401(k) plan, financial education, and planning support; student debt relief; employee assistance program, family building; paid time off and caregiver leave, paid parental leave; on-site health resource centers and fitness centers and subsidized healthy food choices.

Inclusion and Diversity

The Company strives to create a workplace culture that attracts and retains the great talent needed to deliver for our customers, who represent a cross-section of society and its different communities, ethnic backgrounds, socioeconomic perspectives and physical abilities. Unum believes the best way to meet the needs of its customers and make better decisions is to reflect their diversity in our own workforce. Of our more than 10,700 employees, 66 percent identify as female; and 17 percent of employees (excluding Poland) identify as members of a minority group.

Unum embraces the unique talents of every team member and helps them reach their full potential. Unum’s culture is built on a foundation of workplace values and principles called We Are Unum, a roadmap that outlines what employees bring to work each day and what they get from the Company in return.

In addition, Unum has a dedicated Office of Inclusion & Diversity focused on driving strategies to create a culture where inclusivity is an expectation for every employee and leader. We partner with diverse stakeholders to increase awareness and provide guidance to help operationalize inclusion through resources, programs and policies that enhance the company's workforce culture.

The Company has five Employee Resource Groups made up of more than 1,400 employee volunteers who seek to:

•ensure inclusion becomes embedded within the Unum culture;
•create an inclusive environment for all diverse employees;
•support employees with disabilities;
•promote thoughtful discussions that advocate for all racially and ethnically diverse people;
•create an inclusive workplace, free of conscious or unconscious bias;
•ensure the workplace is free of discrimination against and harassment of people based on their gender identity, gender expression and sexual orientation;
•help veterans transition to the workplace and develop their careers; and
•increase women in leadership positions through professional and career development.

Unum has established an expectation for all people leaders to embed inclusion and diversity into their performance goals. By embracing shared ownership for inclusion and diversity, leaders help drive inclusion at all levels.

Unum’s ability to proactively attract, develop and retain diverse, top talent is a critical component of our success. Our talent acquisition area utilizes selection technology with AI capability that gives each candidate a customized recruiting experience. We are committed to diverse hiring and have embedded various initiatives within our selection process that allow us to drive positive results. The talent acquisition area actively partners with our office of I&D to ensure they utilize a multi-prong approach to attract and retain diverse talent. Our recruiters are certified diversity recruiters and have received specialized training in unconscious bias; new recruiters complete this process during their first 90 days of employment. Unum actively partners with various national diverse organizations and associations to support diverse hiring at all levels.

Learning and Development

At Unum, we place a strong emphasis on training and professional development for all levels of our workforce, so people of every background have the tools to reach their full potential. All employees have one-to-one coaching sessions with their managers. On a quarterly basis, managers summarize conversations with meaningful documentation on key accomplishments, progress toward goals, and other areas of focus, including career development. Managers and employees also review next steps to help align activities with company goals. We believe continuous coaching conversations help all employees and managers work more effectively.

Here are some examples of our commitment to the growth and development of our employees:

•Career development workshops: For the employees who participated in career development workshops in 2019, approximately 31 percent had a promotion or lateral move either later in 2019 or during 2020, and 100 percent of managers felt prepared to more effectively navigate their career following the workshop.
•Managers as Coaches: We provide all people managers with workshops and development opportunities that focus on building coaching capabilities, with a goal of elevating workforce performance.
•Multicultural Leadership Development Program: This program focuses on championing equity and opportunity by preparing racially diverse employees to advance to higher levels of leadership.
•Actuarial Development Program (ADP), Accounting and Finance Development Program (AFDP) and Professional Development Program (PDP): These are multi-year rotational programs that focus on preparing participants to become future leaders of our company. ADP and AFDP focus on developing both leadership and technical skills, while PDP focuses primarily on developing leadership skills and broad operational experience.
•LinkedIn Learning (LIL): All employees have access to Unum's LIL platform, which provides our employees access to videos, articles and training options in everything from improving technical skills to enhancing leadership abilities.
•Leader Academy: An online program which is available to managers, leaders or any employee interested in moving into a management role. Each quarter, participants learn about interpersonal effectiveness, elevating performance, strategic decision-making and leading change.

We recognize that our employees are an important asset. Therefore, it is imperative that we continue to focus on the growth and development of our workforce in a meaningful way, and provide them with the necessary support to achieve their career goals.

Employee Engagement

To ensure our employees are engaged and are effectively delivering on our mission and meeting our customers’ needs, we regularly conduct confidential employee surveys to obtain feedback and gain insights from our employees. These surveys are thoughtfully considered and actioned by leadership. We are committed to our employees’ growth and development and embrace the diversity of ideas for improvement. In our employee survey conducted in 2020, a total of 9,910 employees responded and approximately 84 percent of those employees indicated favorable engagement and would recommend Unum as a great place to work.

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

Information about our Executive Officers

Our executive officers and persons chosen to become executive officers as of the date hereof are listed below. Our executive officers, who are also executive officers of certain of our principal subsidiaries, were appointed by Unum Group's board of directors to serve until their successors are chosen and qualified or until their earlier resignation or removal.

Name	Age	Position
Richard P. McKenney	52	President and Chief Executive Officer and a Director
Steven A. Zabel	52	Executive Vice President, Chief Financial Officer
Michael Q. Simonds	47	Executive Vice President, Chief Operating Officer
Elizabeth A. Ahmed	46	Executive Vice President, People and Communications
Timothy G. Arnold	58	Executive Vice President, Voluntary Benefits and President, Colonial Life
Puneet Bhasin	58	Executive Vice President, Chief Information and Digital Officer
Lisa G. Iglesias	55	Executive Vice President, General Counsel
Martha D. Leiper	58	Executive Vice President, Chief Investment Officer
Peter G. O'Donnell	54	Executive Vice President, Unum International
Christopher W. Pyne	51	Executive Vice President, Group Benefits
Mark P. Till	53	Executive Vice President and CEO Designate, Unum International

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

Ms. Ahmed was named Executive Vice President, People and Communications upon joining the Company in October 2018. She served as Executive Vice President, Chief Human Resources Officer, at AmTrust Financial Services, Inc., a multinational insurance holding company, from May 2015 to October 2018. Prior to that, she served as Vice President of Human Resources at Equity Trust Company, a financial services company, from May 2012 to May 2015, and as Senior Vice President of Human Resources at PNC Bank, a diversified financial services institution, from August 2008 to May 2012.

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

Mr. O'Donnell was named Executive Vice President, Unum International in February 2020. As previously announced, Mr. O'Donnell will be leaving the Company following the end of the first quarter of 2021. Prior to his most recent position, he held the position of Executive Vice President and Chief Executive Officer, Unum International from October 2018 when the reporting segment was previously known as Unum UK. He previously served as President and Chief Executive Officer, Unum UK, from September 2012, after having joined the Company as Unum Limited's Chief Financial Officer in 2010. Prior to joining Unum Limited, Mr. O'Donnell served as Director of Group Finance at Prudential plc, an international financial services company, from May 2008 to May 2010. He served as Finance director at Royal & SunAlliance plc, an international financial services company, from May 2005 to May 2008.

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

Mr. Till has served as Executive Vice President and CEO Designate, Unum International since joining the Company in February 2021. He has been named to serve as Executive Vice President and Chief Executive Officer, Unum International in April 2021 following Mr. O’Donnell’s planned departure at the end of the first quarter of 2021. Prior to joining the Company, Mr. Till served from July 2020 to January 2021 as Managing Director, Platform Solutions at Aegon, an international financial services organization, in the U.K. (Aegon UK). While at Aegon UK, he served as Managing Director, Digital Solutions from May 2018 to July 2020, as Chief Distribution and Marketing Officer from June 2016 to May 2018, and as Managing Director, Customer Value Management from September 2015 to June 2016. He previously served as Head of Personal Investing and

Marketing Director for Fidelity International from January 2012 to February 2015. Mr. Till has also held senior positions with Standard Life, HomeServe PLC and Barclays Bank.

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

COVID-19

The COVID-19 pandemic is negatively impacting certain aspects of our business and, depending on severity and duration beyond current experience, could have a material adverse effect on our financial position, results of operations, liquidity and capital resources, and overall business operations.

The COVID-19 pandemic has caused significant disruption to the global economy and has resulted in unfavorable impacts to our company as well as the overall insurance industry. Due to the unprecedented nature of these events and the current pace of change in this environment, we cannot fully estimate the duration or ultimate impact of the COVID-19 pandemic at this time. Further events that we are unable to control, such as the further spread, changes in mortality levels, or spikes in the number of cases of COVID-19 or the emergence of new strains of coronavirus, and the related responses by government authorities and businesses, may heighten the impacts of COVID-19 and present additional risks. We are closely monitoring several key risks related to our business that may potentially have adverse impacts on our business and operations.

We may experience significant lapse activity related to both our group and individual customers due to a rise in unemployment levels, the deterioration of economic conditions, and the general uncertainty regarding the financial situation of our customers. This may put strain on our liquidity and capital position and may also result in a decline in both premium income and persistency, particularly if customers do not ultimately return following a lapse. Further, adverse economic conditions may adversely affect the discretionary spending of current or potential customers, which may result in lower sales or other negative changes to customer purchasing patterns.

Depending on the duration and severity of the current economic uncertainty, we may experience an increase in COVID-19-related deaths which could result in higher mortality within our life product lines. In addition, we may experience higher claim rates in our short-term disability products and higher expenses related to our leave management services.

In response to the disruptive economic effects of the COVID-19 pandemic, the Federal Reserve has taken actions to reduce interest rates, and the potential for a sustained low interest rate environment is magnified by the effects of COVID-19 on economic conditions. Further declines in interest rates or the continuance of low interest rates may place substantial pressure on our profit margins as well as on the discount rates used to calculate our insurance liabilities. Furthermore, the current economic conditions may result in the inability for companies to make interest and principal payments on their debt securities or mortgage loans that we hold for investment purposes. Accordingly, although we maintain a disciplined approach regarding our overall investment strategy, we may still incur significant losses that can result in a decline in net investment income and/or material increases in credit losses on our investment portfolio. With respect to commercial real estate, there could be potential impacts to estimates of expected losses resulting from lower underlying values, reflecting current market conditions at that time.

If we experience unfavorable developments related to our revenues, benefits, or expenses as described above, we may correspondingly experience adverse impacts to our overall future profitability and growth, which may alter the timing and magnitude of our plans for overall business expansion. In addition, these unfavorable developments may result in the write-off or impairment of intangible/long-lived assets such as deferred acquisition costs (DAC), value of business acquired, and goodwill, or the establishment of a valuation allowance regarding the realization of our deferred tax assets.

Although we have access to significant amounts of liquidity, which include credit facilities, FHLB arrangements, and the ability to liquidate certain investments, it may be insufficient or even inaccessible if we are not in compliance with required covenants under our borrowing arrangements or if the associated lenders are unable to provide funds. In addition, if investment markets become illiquid or severely impaired, we may be unable to liquidate our investments in a timely and advantageous manner.

From an operational perspective, our employees, sales associates, brokers and distribution partners, as well as the workforces of our vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or efforts to mitigate the pandemic, including government-mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures. The social distancing measures could result in an adverse impact on our ability to conduct our business, including our ability to sell our policies, including policies that are traditionally sold in person, and our ability to adjudicate and pay claims in a timely manner. Additionally, the vast majority of our employees are currently working remotely and have been doing so for an extended length of time. This working environment is unprecedented and may expose us to various additional risks such as elevated cyber-security vulnerability resulting from the wide-scale remote usage of our company networks and risks to the effectiveness of our internal controls over financial reporting.

See "Executive Summary", "Segment Operating Results", and "Liquidity and Capital Resources" included herein in Part 2, Item 7 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion.

To the extent the COVID-19 pandemic adversely affects our business, financial position, results of operations, liquidity and capital resources, and overall business operations, it may also have the effect of heightening many of the other risks disclosed herein this Item 1A "Risk Factors".

Market and Credit Risks

Sustained periods of low interest rates in the long-term investment market may adversely affect our reported net investment income and the discount rates used in reserving for our insurance products and projecting our pension obligations, which may adversely affect our results of operations or financial condition.

Declines in interest rates and/or the continuance of the current level of low interest rates and yields on fixed income investments may cause the rates of return on our investment portfolio to decrease more than expected, leading to lower net investment income than assumed in the pricing and reserving for our insurance products. An interest, or discount, rate is used in calculating reserves for our insurance products. We set our GAAP reserve discount rate assumptions based on our current and expected future investment yield for assets supporting the reserves, considering current and expected future market conditions. If the discount rate assumed in our reserve calculations is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In that case, the reserves may eventually be insufficient, resulting in the need to increase our reserves and/or contribute additional capital to our insurance subsidiaries, either of which could have a material adverse effect on our results of operations or financial condition. Similarly, we are required to perform annual adequacy testing, that considers multiple interest rate scenarios, to ensure our statutory reserves continue to meet statutory requirements, which could also require us to increase to our statutory reserves and/or contribute additional capital.

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

We evaluate our investment portfolio for credit losses. There can be no assurance that we have accurately assessed the level of credit losses taken. Additional credit losses may need to be taken in the future, and historical trends may not be indicative of future credit losses. Any event reducing the value of our securities may have a material adverse effect on our business, results of operations, or financial condition.

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

As part of our overall risk management and capital management strategies, we purchase reinsurance for certain risks underwritten by our various businesses. We also utilize reinsurance to exit certain lines of business. Market conditions beyond our control determine the availability and cost of reinsurance. Any decrease in the amount of reinsurance will increase our risk of loss and may impact the level of capital requirements for our insurance subsidiaries, and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our results of operations. Accordingly, we may be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms, which may adversely affect our ability to write future business, result in the assumption of more risk with respect to the policies we issue, and increase our capital requirements. The collectibility of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. We cannot provide assurance that our reinsurers will pay the reinsurance recoverables owed to us or that they will pay these recoverables on a timely basis. The insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract may have an adverse effect on our results of operations or financial condition.

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

London Interbank Offered Rate (LIBOR) transition

We are continuing to monitor the developments surrounding the transition from LIBOR. We have evaluated our existing financial arrangements which primarily include investments, derivatives, and debt agreements and also have evaluated our insurance and reinsurance contracts and have determined that we will not be impacted significantly from this transition. In those circumstances where we do have financial or other contracts that are impacted by the LIBOR transition, we are appropriately modifying those contracts to reference a suitable alternative rate or are comfortable with the existing fallback language in those contracts.

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

Long-term Care Insurance

Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new product for the insurance industry and is long-duration in nature, there is not as much historical data as is available for our other products, especially at advanced ages. This creates a level of uncertainty in properly pricing the product and using appropriate assumptions when establishing reserves. Long-term care insurance is guaranteed renewable and can be re-priced to reflect adverse experience, but the re-pricing is subject to regulatory approval by our states of domicile and may also be subject to approval by jurisdictions in which our policyholders reside. The rate approval process can affect the length of time in which the re-pricing can be implemented, if at all, and the rate increases ultimately approved may be unfavorable relative to assumptions used to establish our reserves. We monitor our own experience and industry studies concerning morbidity, mortality, and policyholder terminations to understand emerging trends.  Changes in actual experience relative to our expectations may adversely affect our profitability and reserves.  To the extent mortality improves for the general population, and life expectancies increase, the period for which a claimant receives long-term care benefits may lengthen and the associated impact of advanced aging of policyholders may cause an increase in claims incidence. Medical advances may continue to have an impact on claim incidence and duration, both favorable and unfavorable. Due to the long duration of the product, the timing and/or amount of our investment cash flows are difficult to match to those of our maturing liabilities. Sustained periods of low or declining interest rates could result in increases in reserves and adversely affect our results of operations.

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

Voluntary Products

Voluntary products sold in the workplace may be affected by the characteristics of the employees insured, the level of employee participation and the amount of insurance the employees elect, our risk selection process, and our ability to retain employer groups with favorable risk characteristics.  A portion of our voluntary life insurance products include interest sensitive forms of insurance which contain a guaranteed minimum interest crediting rate. It is possible that our investment returns could be lower than the guaranteed crediting rate.  While a significant portion of our non-life contracts are optionally renewable, some are guaranteed renewable and can be repriced to reflect adverse experience, but rate changes cannot be implemented as quickly as for group disability and group life products.

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

We have intangible assets such as DAC, value of business acquired (VOBA), and goodwill. DAC and VOBA are amortized based primarily upon expected future premium income of the related insurance policies. Recoverability testing for DAC and VOBA is performed on an annual basis. Insurance contracts are grouped on a basis consistent with our manner of acquiring, servicing, and measuring profitability of the contracts. If recoverability testing indicates that either DAC and/or VOBA are not recoverable, the deficiency is charged to expense.

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

See "Regulation" contained herein in Item 1,"Liquidity and Capital Resources" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 8 and 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our insurance subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. For instance, the NAIC or state regulators may adopt further revisions to statutory reserving standards or the RBC formula, the PRA may revise its capital adequacy requirements and minimum solvency margins, the IAIS may adopt capital requirements to which we could be subject, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital contributions by us to our insurance subsidiaries. Increased financial services regulation, which could include activities undertaken by the NAIC and regulatory authorities in the U.K., Poland, and the EU may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries. The United Kingdom's Financial Ombudsman Service, which was established to help settle disputes between consumers and businesses providing financial services, and the FCA, which has rule-making, investigative, and enforcement powers to protect consumers, may hamper our ability to do business, which could have a material adverse effect on our U.K. operations.

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

We use an affiliated captive reinsurer for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by one of our insurance subsidiaries in order to effectively manage risks in connection with certain blocks of our business as well as to enhance our capital efficiency. If we were required to discontinue use of the captive reinsurer or to alter the structure of the captive reinsurance arrangement, our ability to maintain current RBC ratios and/or our capital deployment activities could be adversely affected.

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

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the European Union (EU). A deal was reached on December 24, 2020 on the future trading relationship with the EU. The deal focused primarily on the trading of goods rather than the U.K.’s service sector, which will be subject to further negotiations in 2021 and will focus on financial services and future regulation. In addition, the U.K. government is reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations. We do not expect that the underlying operations of our U.K. business, nor the Polish business which is in the EU, will be significantly impacted by the withdrawal but we may see some continued dampening of growth in the U.K. as well as earnings volatility due to the current disruption and uncertainty in the U.K. economy. We may also experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in credit losses or defaults, nor do we believe this volatility will impact our ability to hold these investments. In addition, the current economic conditions may also cause volatility in our solvency ratios. Our reported consolidated financial results continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate.

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

There are many events which may harm our reputation, including, but not limited to, those discussed in this Item 1A regarding regulatory investigations, legal proceedings, social issues, and cyber or other information security incidents.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2020, we owned office space comprised of five campuses located in Chattanooga, Tennessee; Portland, Maine; Columbia, South Carolina; Baton Rouge, Louisiana; and Dorking in the United Kingdom. In addition, as of December 31, 2020, we leased office space in Worcester, Massachusetts and various other locations throughout the United States, the United Kingdom, Ireland, and Poland. Substantially all of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. We believe our properties and facilities are suitable and adequate for current operations.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is UNM. Quarterly dividends declared and paid per share of common stock are as follows:

2020
4th Quarter	$0.285
3rd Quarter	0.285
2nd Quarter	0.285
1st Quarter	0.285

2019
4th Quarter	$0.285
3rd Quarter	0.285
2nd Quarter	0.260
1st Quarter	0.260

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

As of February 12, 2021, there were 8,495 registered holders of common stock.

In May 2019, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's common stock through November 23, 2020, at which point the authorization expired. We did not repurchase any shares during 2020 and as of December 31, 2020, we had not authorized a new share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)
	At or for the Year Ended December 31
	2020	2019	2018	2017	2016
Income Statement Data

Revenue
Premium Income	$9,378.1	$9,365.6	$8,986.1	$8,597.1	$8,357.7
Net Investment Income	2,360.7	2,435.3	2,453.7	2,451.7	2,459.0
Net Realized Investment Gain (Loss)[1]	1,199.1	(23.2)	(39.5)	40.3	24.2
Other Income	224.2	221.2	198.2	197.7	205.6
Total Revenue	13,162.1	11,998.9	11,598.5	11,286.8	11,046.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits[2]	8,972.9	7,496.2	8,020.4	7,055.7	6,941.8
Commissions	1,057.3	1,122.7	1,108.4	1,060.8	1,026.7
Interest and Debt Expense and Cost Related to Early Retirement of Debt[3]	188.2	204.7	167.3	159.9	166.0
Other Expenses[4]	1,979.7	1,793.2	1,674.6	1,606.4	1,564.3
Total Benefits and Expenses	12,198.1	10,616.8	10,970.7	9,882.8	9,698.8

Income Before Income Tax	964.0	1,382.1	627.8	1,404.0	1,347.7
Income Tax	171.0	281.8	104.4	409.8	416.3

Net Income	$793.0	$1,100.3	$523.4	$994.2	$931.4

Balance Sheet Data

Assets	$70,625.8	$67,013.4	$61,875.6	$64,013.1	$61,941.5

Long-term Debt	$3,345.7	$2,926.9	$2,971.3	$2,738.4	$2,999.4

Accumulated Other Comprehensive Income (Loss)	$374.2	$37.3	$(814.2)	$127.5	$(51.0)
Other Stockholders' Equity	10,496.8	9,927.7	9,436.0	9,447.4	9,019.0
Total Stockholders' Equity	$10,871.0	$9,965.0	$8,621.8	$9,574.9	$8,968.0

Per Share Data

Net Income
Basic	$3.89	$5.25	$2.38	$4.39	$3.96
Assuming Dilution	$3.89	$5.24	$2.38	$4.37	$3.95

Stockholders' Equity	$53.37	$49.10	$40.19	$43.02	$39.02

Cash Dividends	$1.14	$1.09	$0.98	$0.86	$0.77

Weighted Average Common Shares Outstanding
Basic (000s)	203,642.0	209,728.9	219,635.6	226,492.4	235,445.7
Assuming Dilution (000s)	203,755.3	209,854.4	220,058.6	227,335.2	235,979.2

1 Includes net realized investment gains of $1,302.3 million in 2020 related to the transfer of investments in the Closed Block individual disability reinsurance transaction. See Notes 3 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the reinsurance transaction.

2 Includes a reserve increase of $151.5 million and $750.8 million in 2020 and 2018, respectively, related to our long-term care closed block business, as well as a reserve increase of $17.5 million in 2020 to our group pension closed block business. Also includes an increase in benefits and change in reserves for future benefits of $1,284.5 million in 2020 resulting from the recognition of the adjustment related to unrealized investment gains and losses previously recognized in accumulated other comprehensive income related to the previously mentioned reinsurance transaction. See Notes 6 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 and "Executive Summary" contained herein in Item 7 for further discussion of the 2020 and 2018 reserve increases and the reinsurance transaction, respectively.

3 Includes cost related to early retirement of debt of $27.3 million in 2019. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the 2019 cost related to early retirement of debt.

4 Includes the net change in deferred acquisition costs as well as compensation expense and other expenses. Includes the amortization of the cost of reinsurance of $2.6 million and transaction costs of $21.0 million related to the Closed Block individual disability reinsurance transaction in 2020. Also includes a right-of-use (ROU) asset impairment of $12.7 million in 2020 related to one of our operating leases for office space that we do not plan to continue using to support general operations and $23.3 million of costs related to an organizational design update in 2020. See Note 13 and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the organizational design update and ROU asset impairment, respectively.

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

Executive Summary

2020 Operating Performance and Capital Management

For 2020, we reported net income of $793.0 million, or $3.89 per diluted common share, compared to net income of $1,100.3 million, or $5.24 per diluted common share, in 2019. Included in our results for 2020 are: (i) the impact from the Closed Block individual disability reinsurance agreement, which resulted in a net loss of $5.8 million before tax and a net gain of $32.0 million after tax, or $0.16 per diluted common share, (ii) a reserve increase related to our long-term care block of business of $151.5 million before tax and $119.7 million after tax, or $0.59 per diluted common share, (iii) a reserve increase related to our group pension block of business of $17.5 million before tax and $13.8 million after tax, or $0.07 per diluted common share, (iv) costs related to an organizational design update in the amount of $23.3 million before tax and $18.6 million after tax, or $0.09 per diluted common share, (v) an impairment loss on the right-of-use (ROU) asset related to one of our operating leases of $12.7 million before tax and $10.0 million after tax, or $0.05 per diluted common share, and (vi) a net realized investment loss, excluding the net realized investment gain related to the reinsurance transaction, of $103.2 million before tax and $82.3 million after tax, or $0.40 per diluted common share. Included in our 2019 results are costs related to the early retirement of debt of $27.3 million before tax and $21.6 million after tax, or $0.11 per diluted common share and a net realized investment loss of $23.2 million before tax and $18.7 million after tax, or $0.09 per diluted common share. Adjusting for these items, after-tax adjusted operating income for 2020 was $1,005.4 million, or $4.93 per diluted common share compared to $1,140.6 million, or $5.44 per diluted common share for 2019. See "Closed Block Individual Disability Reinsurance Agreement," "Long-term Care Reserve Increase," "Group Pension Reserve Increase," "Costs Related to Organizational Design Update," "Impairment Loss on ROU Asset," "Reconciliation of Non-GAAP and Other Financial Measures," and "Consolidated Operating Results" contained herein in this Item 7 for further discussion and a reconciliation of these items.

Our Unum US segment reported a decrease in adjusted operating income of 19.9 percent in 2020 compared to 2019, due to unfavorable benefits experience, particularly in the group life product line, and higher operating expenses. The benefit ratio for our Unum US segment for 2020 was 68.8 percent, compared to 66.9 percent in 2019. Unum US sales decreased 10.0 percent in 2020 compared to 2019. Overall persistency was lower relative to the prior year period.

Our Unum International segment reported a decrease in adjusted operating income of 29.0 percent in 2020 compared to 2019, as measured in U.S. dollars. Our Unum UK line of business reported a decrease in adjusted operating income of 32.3 percent compared to 2019, as measured in local currency, due primarily to unfavorable benefits experience and lower net investment income, partially offset by an increase in premium income. The benefit ratio for our Unum UK line of business was 78.9 percent in 2020 compared to 76.7 percent in 2019. Unum International sales, as measured in U.S. dollars, decreased 9.5 percent in 2020 compared to 2019. Unum UK sales, as measured in local currency, decreased 10.8 percent in 2020 compared to 2019. Overall persistency was lower relative to the prior year period.

Our Colonial Life segment reported a decrease in adjusted operating income of 2.6 percent in 2020 compared to 2019 due to unfavorable benefits experience, partially offset by premium growth, higher net investment income, and lower operating expenses. The 2020 benefit ratio for Colonial Life was 52.9 percent, compared to 51.3 percent in 2019. Colonial Life sales decreased 27.0 percent in 2020 compared to 2019. Overall persistency was higher relative to the prior year period.

Our Closed Block segment reported a loss before income tax and net realized investment gains and losses of $1,235.7 million, which includes the impacts related to the Closed Block individual disability reinsurance agreement and the reserve increases related to our long-term care and group pension blocks of business. Excluding these items, our Closed Block segment reported adjusted operating income of $241.4 million in 2020 compared to $137.7 million in 2019. The long-term care interest adjusted loss ratio for 2020 was favorable relative to our range of expectations. The individual disability interest adjusted loss ratio, excluding the reserve recognition impact from the Closed Block individual disability reinsurance agreement, was unfavorable in 2020 compared to 2019 but generally remained within our expectations.

Our net investment income yields continue to be pressured by the low interest rate environment as we maintain consistent credit quality in our invested asset portfolio. The net unrealized gain on our fixed maturity securities was $7.6 billion at December 31,

2020, compared to $6.4 billion at December 31, 2019, with the increase due primarily to a decline in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.75 percent for 2020 compared to a yield of 5.00 percent for 2019.

We believe our capital and financial positions are strong. At December 31, 2020, the RBC ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 365 percent, which is in line with our expectations. We did not repurchase shares during 2020. Our weighted average common shares outstanding, assuming dilution, equaled 203.8 million for 2020 compared to 209.9 million for 2019. As of December 31, 2020, Unum Group and our intermediate holding companies had available holding company liquidity of $1,512 million that was held primarily in fixed maturity securities, short-term investments, and cash.

Closed Block Individual Disability Reinsurance Agreement

In December 2020, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, and Unum Life Insurance Company of America, wholly-owned domestic insurance subsidiaries of Unum Group and collectively referred to as "the ceding companies", entered into a series of agreements (collectively referred to as the "reinsurance agreement") with Commonwealth Annuity and Life Insurance Company (Commonwealth), a subsidiary of Global Atlantic Financial Group, to reinsure on a coinsurance basis effective as of July 1, 2020, approximately 75 percent of the Closed Block individual disability insurance business, primarily direct business written by the ceding companies. Commonwealth has established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreement. As part of the agreement, additional Closed Block individual disability business consisting of direct business not ceded in December 2020 and business assumed by the ceding companies from third parties, is expected to be reinsured in the first quarter of 2021, subject to receipt of required consents and regulatory approvals and the satisfaction or waiver of other customary closing conditions and is considered the second phase of this transaction.

In December 2020, Provident Life and Casualty Insurance Company (PLC), also a wholly-owned domestic insurance subsidiary of Unum Group, entered into an agreement with Commonwealth whereby PLC will provide a 12-year volatility cover to Commonwealth for the active life cohort (ALR cohort), which represents approximately five percent of the reserves ceded to Commonwealth. As part of this agreement, PLC received a payment from Commonwealth of approximately $62 million. PLC will provide similar coverage to Commonwealth related to the additional business that will be ceded as part of the second phase of the transaction. At the end of the 12-year coverage period, Commonwealth will retain the remaining incidence and claims risk on the ALR cohort of the ceded business.

In connection with the first phase of the coinsurance agreement that closed in December 2020, the ceding companies paid a total cash ceding commission to Commonwealth of approximately $438 million and transferred additional assets consisting primarily of fixed maturity securities and cash totaling $6,669.8 million. As a result of this reinsurance agreement, we recognized the following in the fourth quarter of 2020:

•Net realized investment gains totaling $1,302.3 million, or $1,028.8 million after tax, related to the transfer of investments.
•Increase in benefits and change in reserves for future benefits of $1,284.5 million, or $1,014.7 million after tax, resulting from the realization of previously unrealized investment gains and losses recorded in accumulated other comprehensive income.
•Transaction costs totaling $21.0 million, or $16.6 million after tax.
•Tax benefit of $36.5 million.
•Reinsurance recoverable of $6,141.5 million related to the policies on claim status (DLR cohort).
•Cost of reinsurance, or prepaid reinsurance premium, of $815.7 million related to the DLR cohort, of which we recognized amortization expense of $2.6 million, or $2.0 million after tax, subsequent to the closing of the transaction.
•Deposit asset of $88.2 million related to the ALR cohort.

In the fourth quarter of 2020, we released approximately $400 million of capital as a result of the reinsurance transaction and we expect to release approximately $250 million of additional capital in the first quarter of 2021 assuming the second phase of the transaction is fully executed, subject to receipt of required consents and regulatory approvals and the satisfaction or waiver of other customary closing conditions. See "Reinsurance" contained herein in Item 1; "Segment Results," and "Liquidity and Capital Resources - Cash Available from Subsidiaries" contained herein in Item 7, and Notes 12 and 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the impacts related to this reinsurance agreement.

2020 Long-term Care Reserve Increase

During the fourth quarter of 2020, we completed a review of policy reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during the fourth quarter of 2020, we updated our reserve assumptions and determined that our gross policy and claim reserves should be increased by $151.5 million to reflect our current estimate of future benefit obligations. This increase was primarily driven by an update to our interest rate assumption, partially offset by favorable premium rate increase approvals and inventory updates. See "Trends in Key Assumptions" contained herein in the "Critical Accounting Estimates" of this Item 7 for further discussion of the assumptions used in our long-term care reserve update.

2020 Group Pension Reserve Increase

During the fourth quarter of 2020, we completed our annual review of policy reserve adequacy, which incorporated our most recent experience and included a review of all assumptions. Based on our analysis, during the fourth quarter of 2020, we updated our reserve assumptions and determined that our policy and claim reserves should be increased by $17.5 million to reflect our updated discount rate assumptions.

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

U.K. Tax Law Change

On July 22, 2020, the Finance Bill 2019-21 was enacted, resulting in a U.K. tax rate increase from 17 percent to 19 percent, retroactively effective April 1, 2020, which resulted in tax expense of $9.3 million for the revaluation of our tax assets and liabilities.

U.K. Referendum

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the European Union (EU). A deal was reached on December 24, 2020 on the future trading relationship with the EU. The deal focused primarily on the trading of goods rather than the U.K.’s service sector, which will be subject to further negotiations in 2021 and will focus on financial services and future regulation. In addition, the U.K. government is reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations. We do not expect that the underlying operations of our U.K. business, nor the Polish business which is in the EU, will be significantly impacted by the withdrawal, but we may see some continued dampening of growth in the U.K. as well as earnings volatility due to the current disruption and uncertainty in the U.K. economy. We may also experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. In addition, the current economic conditions may also cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate. See "Regulation" contained herein in Item 1, "Risk Factors" contained herein Item 1A, and "Unum International Segment" contained herein this Item 7.

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

Results of Operations

Benefits Experience

We have identified activity in certain of our products that is inconsistent with historical experience that is due to COVID-19 and the related environment. In particular, we have experienced higher mortality in our life product lines, higher claim incidence in certain of our disability product lines, and lower claim resolutions in our Unum UK group long-term disability product line due to disruptions in our claims processes. Conversely, we experienced lower claims utilization in our dental and vision products, particularly in the second quarter of 2020, resulting from the impact of stay-at-home orders and general quarantine measures. With respect to our long-term care product line, we have experienced higher claimant mortality and lower submitted incidence.

We continue to monitor the benefits experience across all of our products for trends potentially correlated with COVID-19. For further discussion regarding the benefits experience for each of our operating business segments, see "Segment Results" herein in this Item 7.

Net Investment Income

During 2020, we have experienced a decline in our net investment income as a result of the current economic conditions. The current economic conditions have sustained the low interest rate environment, which has and will continue to impact the yield on our invested assets, particularly related to the investment of new cash flows. The net asset values of our partnership investments continued to improve in the fourth quarter of 2020 from the depressed values experienced earlier in the year reflecting the improved market conditions of the third quarter of 2020 and resulted in overall positive earnings in 2020 for our partnership investments although lower than the level of earnings we experienced in 2019. We have also worked with certain of our commercial mortgage loan borrowers that have requested temporary payment deferrals but these instances have not resulted in a significant number of loans with deferrals or a significant impact on our net investment income. For further information on our investment portfolio, see "Investments" contained herein in this Item 7 and Notes 2 and 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Premium Income and Premium Receivable Collectability

We have experienced a disruption in sales activity related to certain of our product lines due to some potential new customers deferring their purchasing decisions given the current economic environment and challenges in our ability to meet with potential new customers for policies that are traditionally sold in person mitigated somewhat by our investment in digital tools and capabilities. If we continue to experience this disruption, our premium income may decline. In addition, in certain of our product lines, we are also experiencing a decline in the number of lives insured by our customers as they navigate the current environment. Although we have not experienced a material decline in the collectability of premiums due from our customers, we have increased the allowance for credit losses on our premium receivable balances to consider higher unemployment levels and the general uncertainty regarding the financial condition of our customers. We continue to work with our customers to understand their respective financial conditions and develop solutions on a case-by-case basis to allow for additional payment flexibility to enhance the likelihood of premium collection and avoid disruptions in coverage. However, circumstances may deteriorate quickly which could result in the decline of persistency levels and sales growth in the near term, and potentially longer if the current situation persists, which may materially impact our results of operations through continued increases in our allowances for credit losses and lower premium income.

See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information on our allowances for credit losses.

Financial Condition

Investments

Regarding our fixed maturity security portfolio, the current economic conditions have increased volatility in the capital markets and have caused significant pressure on the profitability of many companies. The sharp decline in oil prices experienced earlier in the year and decrease in demand due to COVID-19, which began in the first quarter of 2020, also caused pressure on the profitability of companies in the energy sector. We recorded credit losses during the first quarter of 2020 primarily related to fixed maturity securities issued by companies in the energy sector, but recorded minimal credit losses related to energy securities in the remainder of 2020 primarily as a result of the improvement in oil prices. Our exposure to consumer cyclicals which have been stressed due to COVID-19 related shutdowns is a small portion of our portfolio and our exposure to other stressed industries such as airlines and restaurants is minimal. We continue to monitor capital market activity on a regular basis and to the extent that there are continued volatility and ratings downgrades related to the issuers of our fixed maturity securities, we could experience further credit losses, an increase in defaults, and the need for additional capital in our insurance subsidiaries. However, we remain confident in the overall strength and credit quality of our investment portfolio.

Other

If we continue to experience unfavorable trends in the above areas of focus, we may also experience certain additional, correlated impacts such as an increase in the amortization of deferred acquisition costs if we have a decline in persistency. We may also be required to write-off or impair certain intangible/long-lived assets such as value of business acquired and goodwill if we experience declines in the overall profitability of our businesses. Furthermore, if the profitability of our businesses declines, we may also be required to establish a valuation allowance regarding the realization of our deferred tax assets.

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

As of December 31, 2020, we have borrowed $312.2 million of funds through our memberships with the regional FHLBs and those funds are used for the purpose of investing in either short-term investments or fixed maturity securities. Although we did increase FHLB borrowings at December 31, 2020, we have additional borrowing capacity of approximately $1,093 million that can be utilized for liquidity if the need arises. Additionally, we have access to two unsecured revolving credit facilities under separate syndicates of lenders that allow us to borrow up to a total of $600 million. There are currently no outstanding borrowings on these facilities but we remain in compliance with required covenants should we choose to borrow in the future. In May 2020, we issued $500.0 million of 4.500% senior notes due 2025 which strengthened our liquidity and demonstrated our ability to raise capital in a strained economic environment.

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

Business Operations

Other than disruption to sales processes in certain of our product lines, we have not experienced a significant disruption to our operational processes as we have been able to successfully implement our business continuation plans to accommodate remote work arrangements for the safety of our employees and customers. We also have not experienced significant disruption to our financial reporting systems or internal control over financial reporting and disclosure controls and procedures as a result of COVID-19. We have implemented travel restrictions for the safety of our employees and customers, but do not expect those restrictions to significantly disrupt our operations.

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

See Note 13 of the " Notes to Consolidated Financial Statements” contained herein in Item 8 for further details.

Consolidated Company Outlook for 2021

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength. The products and services we provide have never been more important to employers, employees and their families, especially given the emergence of the COVID-19 pandemic. We continue to fulfill our corporate purpose of helping the working world thrive throughout life’s moments by providing excellent service to people at their time of need. Our strategy remains centered on growing our core businesses through investing and transforming our operations and technology to anticipate and respond to the changing needs of our customers, expand into new adjacent markets through meaningful partnerships and effective deployment of our capital across our portfolio.

In consideration of the recent COVID-19 pandemic, in the near term, we expect top line growth to be challenging, and we may also continue to experience increased claims volatility. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. We would also expect to experience further investment volatility through net investment income, particularly for partnership net asset value changes. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.

Our business is well-diversified by geography, industry exposures and case size, and we continue to analyze and employ strategies that we believe will help us navigate the current environment. These strategies allow us to maintain financial flexibility to support the needs of our businesses, while also returning capital to our shareholders. We have strong core businesses that have a track record of generating significant capital, and we will continue to invest in our operations and expand into adjacent markets where we can best leverage our expertise and capabilities to capture market growth opportunities as those opportunities re-emerge. Long-term, we believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our financial objectives.

Further discussion is included in "Reconciliation of Non-GAAP Financial Measures," "Consolidated Operating Results," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained herein in this Item 7 and in the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of net realized investment gains and losses and amortization of the cost of reinsurance as well as certain other items as specified in the reconciliations below. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

As previously discussed, we have exited a substantial portion of our closed block individual disability product line through the reinsurance agreement that was executed in December 2020. As a result, we exclude the amortization of the cost of reinsurance that was recognized as a result of the exit of the business related to the DLR cohort of policies. We believe that the exclusion of the amortization of the cost of reinsurance provides a better view of our results from our ongoing businesses.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

See "Executive Summary" contained herein in Item 7 and Notes 6, 7, 8, 12, 13, and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion regarding the impacts of the 2018 and 2020 long-term care reserve increases, the group pension reserve increase, the total impacts of the Closed Block individual disability reinsurance transaction, the amortization of the cost of reinsurance, costs related to the organizational design update, the impairment loss on the ROU asset related to one of our operating leases for office space, and the cost related to the early retirement of debt.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Year Ended December 31
	2020		2019		2018
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
Net Income	$793.0	$3.89	$1,100.3	$5.24	$523.4	$2.38
Excluding:
Net Realized Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction (net of tax expense of $273.5; $—; $—)	1,028.8	5.05	—	—	—	—
Net Realized Investment Loss, Other (net of tax benefit of $20.9; $4.5; $11.0)	(82.3)	(0.40)	(18.7)	(0.09)	(28.5)	(0.12)
Total Net Realized Investment Gain (Loss)	946.5	4.65	(18.7)	(0.09)	(28.5)	(0.12)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs (net of tax benefit of $274.2; $—; $—)	(1,031.3)	(5.06)	—	—	—	—
Amortization of the Cost of Reinsurance (net of tax benefit of $0.6; $—; $—)	(2.0)	(0.01)	—	—	—	—
Net Tax Benefits of Reinsurance Transaction	36.5	0.18	—	—	—	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(996.8)	(4.89)	—	—	—	—
Long-term Care Reserve Increase (net of tax benefit of $31.8; $—; $157.7)	(119.7)	(0.59)	—	—	(593.1)	(2.70)
Group Pension Reserve Increase (tax benefit of $3.7; $—; $—)	(13.8)	(0.07)	—	—	—	—
Costs Related to Organizational Design Update (net of tax benefit of $4.7; $—; $—)	(18.6)	(0.09)	—	—	—	—
Impairment Loss on ROU Asset (net of tax benefit of $2.7; $—: $—)	(10.0)	(0.05)	—	—	—	—
Costs Related to Early Retirement of Debt (net of tax benefit of $—; $5.7; $—)	—	—	(21.6)	(0.11)	—	—
After-tax Adjusted Operating Income	$1,005.4	$4.93	$1,140.6	$5.44	$1,145.0	$5.20

* Assuming Dilution

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses and amortization of the cost of reinsurance as well as and certain other items as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Total Revenue	$13,162.1	$11,998.9	$11,598.5
Excluding:
Net Realized Investment Gain (Loss)	1,199.1	(23.2)	(39.5)
Adjusted Operating Revenue	$11,963.0	$12,022.1	$11,638.0

Income Before Income Tax	$964.0	$1,382.1	$627.8
Excluding:
Net Realized Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	1,302.3	—	—
Net Realized Investment Loss, Other	(103.2)	(23.2)	(39.5)
Total Net Realized Investment Gain (Loss)	1,199.1	(23.2)	(39.5)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	(1,305.5)	—	—
Amortization of the Cost of Reinsurance	(2.6)	—	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(1,308.1)	—	—
Long-term Care Reserve Increase	(151.5)	—	(750.8)
Group Pension Reserve Increase	(17.5)	—	—
Costs Related to Organizational Design Update	(23.3)	—	—
Impairment Loss on ROU Asset	(12.7)	—	—
Costs Related to Early Retirement of Debt	—	(27.3)	—
Adjusted Operating Income	$1,278.0	$1,432.6	$1,418.1

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

Reserves for Policy and Contract Benefits

Reserves for policy and contract benefits are our largest liabilities and represent claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Reserves for policy and contract benefits equaled $45.3 billion and $43.7 billion at December 31, 2020 and 2019, respectively, or approximately 75.8 percent and 76.6 percent of our total liabilities, respectively. Reserves ceded to reinsurers were $13.2 billion and $7.2 billion at December 31, 2020 and 2019 and are reported as a reinsurance recoverable in our consolidated balance sheets.

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

Policy reserves for certain other products, excluding individual disability and individual and group long-term care, which are no longer actively marketed and are reported in our Closed Block segment represent $5.7 billion on a gross basis. We have ceded $5.0 billion of reserves related to the other products, which are primarily comprised of policy reserves, to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

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

The following table displays policy reserves, incurred claim reserves, and IBNR claim reserves by major product line, with the summation of the policy reserves and claim reserves shown both gross and net of the associated reinsurance recoverable. Incurred claim reserves represent the expected benefits payable under each incurred claim, along with other expenses associated with the payment of the claims. IBNR claim reserves include provisions for incurred but not reported claims and a provision for reopened claims for our disability products. The IBNR and reopened claim reserves for our disability products are developed and maintained in aggregate based on historical monitoring. Impacting year over year comparability of policy and claim reserves in the following chart are the 2020 long-term care and group pension reserve increases as well as the Closed Block individual disability reinsurance transaction that we entered into in December 2020. See "Executive Summary" contained herein in this Item 7 and Notes 6 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

(in millions of dollars)	December 31, 2020
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$5,663.4	$720.4	26.5%	$6,383.8	$58.3	$6,325.5
Group Life and Accidental Death & Dismemberment	58.8	0.3	715.4	261.3	4.0	1,035.5	3.0	1,032.5
Individual Disability	475.9	2.2	1,417.4	146.0	6.5	2,039.3	216.3	1,823.0
Voluntary Benefits	1,731.3	8.2	46.3	55.3	0.4	1,832.9	25.3	1,807.6
Dental and Vision	—	—	0.2	11.3	—	11.5	0.1	11.4
Unum US Segment	2,266.0	10.7	7,842.7	1,194.3	37.4	11,303.0	303.0	11,000.0

Unum International Segment	208.4	1.0	2,077.0	138.6	9.2	2,424.0	89.9	2,334.1

Colonial Life Segment	2,354.8	11.2	329.0	117.4	1.8	2,801.2	4.5	2,796.7

Individual Disability	196.3	0.9	9,641.9	144.2	40.5	9,982.4	7,810.1	2,172.3
Long-term Care	10,402.1	49.3	2,147.4	268.5	10.0	12,818.0	44.4	12,773.6
Other	5,675.0	26.9	166.1	113.1	1.1	5,954.2	4,966.3	987.9
Closed Block Segment	16,273.4	77.1	11,955.4	525.8	51.6	28,754.6	12,820.8	15,933.8

Subtotal	$21,102.6	100.0%	$22,204.1	$1,976.1	100.0%	45,282.8	13,218.2	32,064.6

Adjustment Related to Unrealized Investment Gains and Losses						6,225.6	200.2	6,025.4

Consolidated						$51,508.4	$13,418.4	$38,090.0

	December 31, 2019
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$5,814.5	$683.8	28.2%	$6,498.3	$58.3	$6,440.0
Group Life and Accidental Death & Dismemberment	59.9	0.3	721.1	234.2	4.1	1,015.2	6.2	1,009.0
Individual Disability	499.0	2.4	1,391.1	140.3	6.6	2,030.4	217.2	1,813.2
Voluntary Benefits	1,700.1	8.2	45.8	51.4	0.4	1,797.3	26.1	1,771.2
Dental and Vision	—	—	—	15.4	0.1	15.4	0.2	15.2
Unum US Segment	2,259.0	10.9	7,972.5	1,125.1	39.4	11,356.6	308.0	11,048.6

Unum International Segment	186.5	0.9	1,986.4	110.0	9.1	2,282.9	87.6	2,195.3

Colonial Life Segment	2,229.0	10.8	297.4	113.2	1.8	2,639.6	6.2	2,633.4

Individual Disability	258.8	1.3	8,724.1	172.7	38.5	9,155.6	1,669.4	7,486.2
Long-term Care	9,864.6	47.8	2,045.2	232.0	9.9	12,141.8	44.7	12,097.1
Other	5,847.9	28.3	177.6	120.5	1.3	6,146.0	5,133.1	1,012.9
Closed Block Segment	15,971.3	77.4	10,946.9	525.2	49.7	27,443.4	6,847.2	20,596.2

Subtotal	$20,645.8	100.0%	$21,203.2	$1,873.5	100.0%	43,722.5	7,249.0	36,473.5

Adjustment Related to Unrealized Investment Gains and Losses						5,803.1	424.7	5,378.4

Consolidated						$49,525.6	$7,673.7	$41,851.9

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

Establishing reserve assumptions is complex and involves many factors. Reserves, particularly for policies offering insurance coverage for long-term disabilities and long-term care, are dependent on numerous assumptions other than just those presented in the preceding discussion. The impact of internal and external events, such as changes in claims operational procedures, economic trends such as the rate of unemployment and the level of consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and legal trends and legislative changes, including changes to social security and other government-based welfare benefits programs which provide policy benefit offsets, among other factors, will influence claim incidence rates, claim resolution rates, and claim costs. In addition, for policies offering coverage for disability or long-term care at advanced ages, the level and pattern of mortality rates at advanced ages will impact overall benefit costs. Reserve assumptions differ by product line and by policy type within a product line. Additionally, in any period and over time, our actual experience may have a positive or negative variance from our long-term assumptions, either singularly or collectively, and these variances may offset each other. We test the overall adequacy of our reserves using all assumptions and with a long-term view of our expected experience over the life of a block of business rather than test just one or a few assumptions independently that may be aberrant over a short period of time. Therefore, while it is possible to evaluate the sensitivity of overall adequacy results in our reserves based upon a change in each individual assumption, the actual impacts of changes to a variety of underlying assumptions must be considered in the aggregate by product line in order to judge the overall potential implications to reserve adequacy. The following section presents an overview of our trend analysis for key assumptions and the results of variability in our assumptions, in aggregate, for the reserves which we believe are reasonably possible to have a material impact on our future financial results if actual claims yield a materially different amount than what we currently expect and have reserved for, either favorable or unfavorable. In December 2020, we reinsured approximately 75 percent of our Closed Block individual disability business pursuant to a reinsurance agreement with Commonwealth and expect that we will complete the second phase of this transaction in the first quarter of 2021 to cede a significant portion of the remaining business. As a result, we are no longer incorporating this block of business into our discussion of trends in key assumptions below.

Trends in Key Assumptions

Generally, we do not expect our mortality and morbidity claim incidence trends or our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time. We have historically experienced an increase in our group long-term disability morbidity claim incidence trends during and following a recessionary period and believe claim incidence trends may continue to somewhat follow general economic conditions and demographics of the general workforce.  Regarding the 2020 COVID-19 pandemic, in the short-term we have experienced elevated mortality and anticipate continuation through part of 2021. However, at this time, our view on our long-term mortality and morbidity expectations has not been impacted by this limited experience.

Claim incidence rates for Unum US group long-term disability were generally consistent in 2020 compared to the prior year.

In 2020, both short-term and long-term interest rates decreased. The long-term interest rates supporting the majority of our lines of business remain below historical norms. The assumptions we used to discount reserves during this period were slightly lower for certain of our product lines. Reserve discount rate assumptions for new policies and new claims are periodically adjusted to reflect our current and expected net investment returns. Changes in our average discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolios which support the reserves for the majority of our lines of business.

Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably. Claim resolution rates are very sensitive to operational and environmental changes and have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US group long-term disability product line have exhibited some variability over the last several years. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during 2019 and 2020 have remained within 5 percent of our long-term assumptions in our Unum US group long-term disability line of business. Claim resolution rates for our group long-term disability product line have generally exhibited an increasing trend.

We monitor and test our reserves for adequacy relative to all of our assumptions in the aggregate. In our estimation, scenarios based on reasonably possible variations in each of our reserve assumptions for our Unum US group long-term disability product, when modeled together in aggregate, could produce a change in our reserve balance of $201 million based on a 3.3 percent variation, favorable or unfavorable, in our assumptions. The major contributor to the variance is the claim resolution rate.

In addition to our Unum US group long-term disability line of business, we consider variability in our reserve assumptions related to long-term care policy reserves.  These reserves are held under the gross premium valuation method and do not change after the date of loss recognition unless reserves are again determined to be deficient. As such, positive developments will result in the accumulation of reserve margin, while adverse developments would result in an additional reserve charge.  Policy reserves for long-term care are based upon a number of key assumptions, and each assumption has various factors which may impact the long-term outcome. Key assumptions with respect to morbidity, mortality, claims incidence and resolutions, persistency, interest rates, and future premium rate increases must incorporate extended views of expectations for many years into the future. Reserves are highly sensitive to these estimates.

During the fourth quarter of 2020, we completed a review of policy reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during the fourth quarter of 2020, we updated our interest rate and premium rate increase reserve assumptions from those established at our prior loss recognition in the third quarter of 2018 and determined that our gross long-term care policy and claim reserves should be increased by $151.5 million.

Our long-term care discount rate assumption reflects our expectation that the low interest rate environment will continue to persist and our expected impact on future long-term care new money yield rates. Our updated expectation for long-term care new money yield rates assumes a 10-year treasury rate grading over 7 years to a rate of 3.25 percent, when we assume no further increase. Partially offsetting the impact from the discount rate assumption was a favorable update to our assumptions for premium rate increases based on approvals and inventory updates since the third quarter of 2018. The remaining key assumptions for our long-term care policy reserves remain materially unchanged from the third quarter of 2018.

Sensitivity analysis related to our key assumptions for long-term care reserves along with the potential impact to our reserve balance is as follows. This sensitivity analysis was completed as of the date of our assumption update in the fourth quarter of 2020 and will not be updated unless reserves are again determined to be deficient in the future.

Assumption	Sensitivity	Unfavorable	Favorable
		(in millions of dollars)
Active Policy Terminations	7.00%	$420	$395
Claim Incidence	3.50%	$435	$445
Claim Terminations	2.00%	$260	$255
Morbidity/Mortality Improvement*	No Improvement/2.00%	$1,000	$650
Future Unapproved Rate Increases	10.00%	$80	$80
New Money Rate	0.25%	$275	$275
Discount Rate	0.25%	$500	$500

* Morbidity improvement has been observed in our claims experience over a ten year period, normalized for variables such as age and claims type.

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

Approximately 93.4 percent of our DAC relates to non-interest sensitive products, and we amortize DAC for these products in proportion to the premium income we expect to receive over the life of the policies. DAC related to interest sensitive policies is amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Key assumptions used in developing the future amortization of DAC are persistency, premium income, and for our interest sensitive products, mortality margins and investment returns.  We use our own historical experience and expectation of the future performance of our businesses in determining our assumptions.  For non-interest sensitive products, the estimated premium income in the early years of the amortization period is generally higher than in the later years due to the anticipated cumulative effect of policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy.  Our key assumptions used to develop the future amortization of acquisition costs deferred during 2020 did not change materially from those used in 2019.  Generally, we do not expect our key assumptions to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

The following are our current assumptions regarding our DAC balances:

		Balance Remaining as a %			DAC Balances
	Amortization	of Year-end DAC Balance			at December 31
	Period	Year 3	Year 10	Year 15	2020	2019
					(in millions of dollars)
Unum US
Group Disability	4-6	25%	0%	0%	$95.3	$99.1
Group Life and Accidental Death & Dismemberment	4-6	26%	0%	0%	76.4	79.7
Supplemental and Voluntary:
Individual Disability	20	73%	26%	6%	423.6	426.1
Voluntary Benefits	10-29	59%	16%	5%	557.4	604.7
Dental and Vision	4	26%	0%	0%	16.0	13.4

Unum International
Unum UK
Group Long-term Disability	3	0%	0%	0%	2.8	2.7
Group Life	3	0%	0%	0%	1.2	1.4
Supplemental	20	55%	11%	2%	14.5	15.3
Unum Poland	30	75%	50%	37%	13.5	7.0

Colonial Life
Accident, Sickness, and Disability	15	64%	10%	0%	563.2	553.4
Life	25	73%	24%	7%	278.7	283.6
Cancer and Critical Illness	19	79%	25%	5%	230.0	237.6

Totals					$2,272.6	$2,324.0

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

As of December 31, 2020, approximately 9.6 percent of our fixed maturity securities were categorized as Level 1, 87.6 percent as Level 2, and 2.8 percent as Level 3. Level 1 is the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities. The Level 2 category includes assets or liabilities valued using inputs (other than those included in the Level 1 category) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. The Level 3 category is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date using unobservable inputs to extrapolate an estimated fair value.

Rapidly changing credit and equity market conditions can materially impact the valuation of securities, and the period to period changes in value can vary significantly.

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Investment Credit Losses

One of the significant estimates related to investments is our credit loss valuation. In determining when a decline in fair value below amortized cost of a fixed maturity security represents a credit loss, we evaluate the following factors:

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

We evaluate available information, including the factors noted above, both positive and negative, in reaching our conclusions. In particular, we also consider the strength of the issuer’s balance sheet, its debt obligations and near term funding requirements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. Although all available and applicable factors are considered in our analysis, our expectation of recovering the entire amortized cost basis of the security, whether we intend to sell the security, whether it is more likely than not we will be required to sell the security before recovery of its amortized cost, and whether the security is current on principal and interest payments are the most critical factors in determining whether a credit loss is possible. The significance of the decline in value is also an important factor, but we generally do not record a credit loss based solely on this factor, since often other more relevant factors will impact our evaluation of a security.

While determining whether a credit loss exists is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of problem investments and the recording of credit losses on a timely basis for investments determined to have credit loss.

We use a comprehensive rating system to evaluate the investment and credit risk of our mortgage loans and to identify specific properties for inspection and reevaluation. We estimate an allowance for credit losses that we expect to incur over the life of our mortgage loans using a probability of default method. For each loan, we estimate the probability that the loan will default before its maturity (probability of default) and the amount of the loss if the loan defaults (loss given default). These two factors result in an expected loss percentage that is applied to the amortized cost of each loan to determine the expected credit loss. Mortgage loans are reported at amortized cost less the allowance for expected credit losses with the change in expected credit losses recognized as a realized investment loss in our consolidated statements of income.

There are a number of significant risks inherent in the process of monitoring our investments for credit losses and determining when and if a credit loss exists. These risks and uncertainties include the following possibilities:

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

The weighted average assumptions used in the measurement of our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
Assumption	2021	2020	2021	2020	2021	2020
Discount Rate	2.90%	3.60%	1.40%	2.00%	2.60%	3.40%
Expected Long-term Rate of Return on Plan Assets	6.00%	7.00%	3.50%	4.10%	5.75%	5.75%

The following illustrates the sensitivity of the below items to a 50 basis point change in the discount rate or the expected long-term rate of return on plan assets:

($ in millions)	At or for the Year Ended December 31, 2020
Assumption	Change	Net Periodic Benefit Cost, Before Tax	Benefit Obligation	Stockholders' Equity, After Tax
Discount Rate	+ 50 bp	$(2.3)	$(201.8)	$160.1
Discount Rate	- 50 bp	0.4	226.4	(179.5)
Expected Long-term Rate of Return on Plan Assets	+ 50 bp	(8.8)	N/A	N/A
Expected Long-term Rate of Return on Plan Assets	- 50 bp	8.8	N/A	N/A

Benefit Obligation and Fair Value of Plan Assets

During 2020, the fair value of plan assets in our U.S. qualified defined benefit pension plan increased $110.9 million, or 6.9 percent due to a favorable return on assets which resulted in a gain of approximately 14.2 percent, partially offset by the payment of benefits and expenses. The fair value of plan assets in our U.K. pension plan increased £24.4 million, or 12.8 percent, due primarily to a favorable return on assets which resulted in a gain of approximately 14.9 percent. Although our rate of return on plan assets for 2020 exceeded our assumptions used in the measurement of our net periodic benefit costs, we believe our assumptions appropriately reflect the impact of the current economic environment and our expectations for the future investment returns based on the plan's asset allocation.

As of December 31, 2020, our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $827.4 million and an unrecognized prior service credit of $2.1 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. The unrecognized net actuarial loss for our pension plans, which is $838.4 million at December 31, 2020, will be amortized over the average remaining life expectancy of the plan, which is approximately 25 years for the U.S. plan and 31 years for the U.K. plan, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial gain of $11.0 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, estimated at three years, to the extent the gain is outside of the corridor. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2020, $539.4 million of the actuarial loss was outside of the corridor for the U.S. plans and £29.6 million was outside of the corridor for the U.K. plan. At December 31, 2020, none of the actuarial gain was outside of the corridor for the OPEB plan.

The amortization of the unrecognized actuarial gain or loss and the unrecognized prior service credit is a component of our net periodic benefit cost and equaled $19.7 million, $18.4 million, and $22.1 million in 2020, 2019, and 2018, respectively.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $1,710.9 million at December 31, 2020, compared to $1,600.0 million at December 31, 2019. The plan was in an underfunded position of $339.0 million and $300.8 million at December 31, 2020 and December 31, 2019, respectively. This year-over-year change was due primarily to the increase in period benefit obligations due to the decrease in discount rate, partially offset by higher than expected asset returns.

The fair value of plan assets in our U.K. pension plan was £215.1 million at December 31, 2020, compared to £190.7 million at December 31, 2019. The U.K. pension plan was in an underfunded position of £4.3 million and £3.1 million at December 31, 2020 and 2019, respectively. This year-over-year change was due primarily to the increase in period benefit obligations due to the decrease in discount rate, partially offset by higher than expected asset returns.

The fair value of plan assets in our OPEB plan was $9.3 million and $9.9 million at December 31, 2020 and 2019, respectively. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan.

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

In 2018, we refined our calculations during the one-year measurement period after the enactment date of TCJA as allowed by Staff Accounting Bulletin No. 118 and increased our provisional Repatriation Tax estimate by $11.5 million to $77.9 million.

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

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Revenue
Premium Income	$9,378.1	0.1%	$9,365.6	4.2%	$8,986.1
Net Investment Income	2,360.7	(3.1)	2,435.3	(0.7)	2,453.7
Net Realized Investment Gain (Loss)	1,199.1	N.M.	(23.2)	(41.3)	(39.5)
Other Income	224.2	1.4	221.2	11.6	198.2
Total Revenue	13,162.1	9.7	11,998.9	3.5	11,598.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	8,972.9	19.7	7,496.2	(6.5)	8,020.4
Commissions	1,057.3	(5.8)	1,122.7	1.3	1,108.4
Interest and Debt Expense	188.2	6.1	177.4	6.0	167.3
Cost Related to Early Retirement of Debt	—	(100.0)	27.3	N.M.	—
Deferral of Acquisition Costs	(576.2)	(12.5)	(658.6)	(1.4)	(668.0)
Amortization of Deferred Acquisition Costs	606.1	(0.6)	609.9	7.9	565.5
Compensation Expense	953.2	6.1	898.3	1.4	885.9
Other Expenses	996.6	5.6	943.6	5.9	891.2
Total Benefits and Expenses	12,198.1	14.9	10,616.8	(3.2)	10,970.7

Income Before Income Tax	964.0	(30.3)	1,382.1	120.1	627.8
Income Tax	171.0	(39.3)	281.8	169.9	104.4

Net Income	$793.0	(27.9)	$1,100.3	110.2	$523.4

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.287, 1.279, and 1.336 for 2020, 2019, and 2018, respectively. If the 2019 and 2018 results for our U.K. operations had been translated at the 2020 exchange rate, our adjusted operating revenue by segment would have been higher by approximately $5 million in 2019, but lower by approximately $24 million in 2018. Additionally, our adjusted operating income would have been higher by approximately $1 million in 2019, but lower by approximately $4 million in 2018. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income increased in 2020 and 2019 in each of our principal operating business segments, while premium income continues to decline, as expected, in our Closed Block segment.

Net investment income was lower in 2020, relative to 2019, due to a decline in the yield on invested assets, a decrease in the level of invested assets supporting the Closed Block individual disability product line resulting from the reinsurance transaction that closed in December 2020, and lower income on our private equity partnerships. Partially offsetting the decline was an increase in the level of invested assets for our remaining product lines and higher miscellaneous investment income. Net investment income in 2019 was slightly lower than 2018 due to lower miscellaneous investment income and a decline in the yield on invested assets, partially offset by an increase in the level of invested assets.

We recognized a net realized investment gain totaling $1,302.3 million in 2020 related to the transfer of investments in the Closed Block individual disability reinsurance transaction. Credit losses on fixed maturity securities of $53.6 million were recognized in net realized investment gains and losses in 2020 compared to $25.3 million and $17.5 million in 2019 and 2018. We also recognized $36.6 million of impairment losses in 2020 related to certain of our home office buildings available for lease and classified as investment real estate. Also, included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $(17.0) million, $8.3 million, and $(15.2) million in 2020, 2019, and 2018, respectively. See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative only (ASO) business, and the underlying results and associated net investment income of certain assumed blocks of individual disability reinsured business in the Closed Block segment.

Overall benefits experience was unfavorable in 2020 relative to the prior periods, with a consolidated benefit ratio of 95.7 percent in 2020 compared to 80.0 percent in 2019 and 89.3 percent in 2018. Excluding the 2020 long-term care reserve increase, group pension reserve increase and impacts from the Closed Block individual disability reinsurance transaction the benefit ratio for 2020 was 80.2 percent. Excluding the 2018 long-term care reserve increase, the benefit ratio for 2018 was 80.9 percent. The underlying benefits experience for each of our operating business segments is discussed more fully in "Segment Results" contained herein in this Item 7.

Commissions and the deferral of acquisition costs were lower in 2020 compared to 2019 driven primarily by lower sales in our Unum US voluntary benefits product line and Colonial Life segment. Commissions increased in 2019 compared to 2018 driven primarily by sales growth. The deferral of acquisition costs was lower during 2019 relative to 2018 due primarily to a shift in product mix that resulted in lower first-year commissions and a lower corresponding deferral of acquisition costs in the Unum US supplemental and voluntary product line. The amortization of deferred acquisition costs was generally consistent with 2019. Growth in the level of the deferred asset in our Unum US and Colonial Life segments resulted in higher amortization of deferred acquisition costs in 2019 compared to 2018. Also contributing to the increase in the amortization of deferred acquisition costs in 2019 was a higher level of policy terminations experienced in the Unum US voluntary benefits product line and the impact of the prospective unlocking for future experience relative to assumptions in certain of our Colonial life products.

Interest and debt expense increased year-over-year in 2020 and 2019 due primarily to a higher level of outstanding debt. Cost related to early retirement of debt includes costs associated with the purchase and retirement of $433.1 million aggregate liquidation/principal amount of our outstanding capital and debt securities in 2019. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Other expenses, including compensation expense, increased in each of the years presented above due to operational investments in our business and growth in our fee-based service products, which was balanced with our continued focus on expense management and operating efficiencies. Included in other expenses for 2020 are costs related to an organizational design update, an impairment loss on the ROU asset related to an operating lease for office space, costs related to the Closed Block individual disability reinsurance transaction, and an increase in the provision for the allowance for expected credit losses on premium receivable balances.

Our effective income tax rate for 2020 was 17.7 percent, compared to 20.4 percent in 2019 and 16.6 percent in 2018. Our 2020, 2019, and 2018 effective tax rates differed from the U.S. statutory rate of 21 percent due to favorable tax credits, with additional favorable adjustments in 2018 related to our prior year tax return. Also impacting the difference between the effective tax rate and the U.S. statutory rate in 2020 was the unfavorable impact of the U.K. tax rate increase, as well as the favorable impact related to net operating loss carryback. See Note 7 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Unum US	$999.6	(10.0)%	$1,110.1	(0.4)%	$1,114.6

Unum International	$90.5	(9.5)%	$100.0	14.9%	$87.0

Colonial Life	$413.1	(27.0)%	$566.0	0.8%	$561.3

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
Sales, persistency of the existing block of business, employment and salary growth, and the effectiveness of a renewal program are indicators of growth in premium income. Trends in new sales, as well as existing market share, also indicate the potential for growth in our respective markets and the level of market acceptance of price levels and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions. Given the uncertainty caused by the COVID-19 pandemic, we expect to experience further disruption in our sales activity in 2021.
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

(in millions of dollars, except ratios)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Adjusted Operating Revenue
Premium Income	$6,018.9	—%	$6,016.6	4.9%	$5,736.4
Net Investment Income	720.3	(2.6)	739.4	(5.0)	778.7
Other Income	154.9	8.5	142.8	20.5	118.5
Total	6,894.1	(0.1)	6,898.8	4.0	6,633.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	4,138.7	2.9	4,022.1	4.3	3,856.5
Commissions	594.9	(5.3)	628.5	1.3	620.6
Deferral of Acquisition Costs	(291.5)	(12.9)	(334.5)	(2.8)	(344.0)
Amortization of Deferred Acquisition Costs	341.0	(0.9)	344.0	9.2	315.1
Other Expenses	1,285.6	6.5	1,207.6	3.1	1,170.8
Total	6,068.7	3.4	5,867.7	4.4	5,619.0

Adjusted Operating Income	$825.4	(19.9)	$1,031.1	1.6	$1,014.6

Operating Ratios (% of Premium Income):
Benefit Ratio	68.8%		66.9%		67.2%
Other Expense Ratio	21.4%		20.1%		20.4%
Adjusted Operating Income Ratio	13.7%		17.1%		17.7%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$1,828.5	0.3%	$1,823.1	3.2%	$1,766.2
Group Short-term Disability	799.2	4.0	768.8	8.8	706.3
Total Premium Income	2,627.7	1.4	2,591.9	4.8	2,472.5
Net Investment Income	388.8	(3.2)	401.5	(7.2)	432.7
Other Income	147.6	10.3	133.8	22.8	109.0
Total	3,164.1	1.2	3,127.2	3.7	3,014.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,921.9	(0.3)	1,927.9	2.5	1,880.7
Commissions	191.8	(1.0)	193.8	3.9	186.5
Deferral of Acquisition Costs	(49.3)	(0.4)	(49.5)	2.7	(48.2)
Amortization of Deferred Acquisition Costs	53.1	4.7	50.7	13.4	44.7
Other Expenses	756.6	12.6	672.1	9.8	612.2
Total	2,874.1	2.8	2,795.0	4.5	2,675.9

Adjusted Operating Income	$290.0	(12.7)	$332.2	(1.8)	$338.3

Operating Ratios (% of Premium Income):
Benefit Ratio	73.1%		74.4%		76.1%
Other Expense Ratio	28.8%		25.9%		24.8%
Adjusted Operating Income Ratio	11.0%		12.8%		13.7%

Persistency:
Group Long-term Disability	90.8%		90.7%		90.9%
Group Short-term Disability	88.7%		89.8%		87.2%

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Premium income increased compared to 2019, driven primarily by growth in the in-force block resulting from higher prior period sales, partially offset by lower persistency in the short-term disability product line. Net investment income was lower relative to 2019 due to a decline in yield on invested assets and a lower level of invested assets, partially offset by higher miscellaneous investment income. Other income increased relative to 2019 due to continued growth in our fee-based service products.

Benefits experience was favorable compared to 2019 due primarily to favorable claim recovery experience in our group long-term disability product line, partially offset by higher claims incidence in the short-term disability product line, resulting from the impacts of COVID-19.

Commissions and the deferral of acquisition costs were slightly lower compared to 2019 due to lower sales. The amortization of deferred acquisition costs increased relative to 2019 due to growth in the level of the deferred asset. Our other expense ratio for 2020 increased compared to 2019 due primarily to an increase in expenses associated with the administration of our fee-based service products, partially elevated from higher volumes due to the current COVID-19 environment. Also contributing to the higher expense ratio was an increase in operational investments in our business which was balanced with our continued focus on expense management and operating efficiencies.

We had goodwill of $8.9 million at December 31, 2020, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Premium income increased compared to 2018, driven primarily by growth in the in-force block resulting from higher prior period sales and higher persistency in the group short-term disability product line. Net investment income was lower relative to 2018 due to lower miscellaneous investment income, a decline in yield on invested assets, and a lower level of invested assets. Other income increased relative to 2018 due to growth in our fee-based service products.

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

(in millions of dollars, except ratios)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Group Life	$1,640.5	(1.3)%	$1,662.0	4.9%	$1,583.7
Accidental Death & Dismemberment	163.9	(1.1)	165.7	6.0	156.3
Total Premium Income	1,804.4	(1.3)	1,827.7	5.0	1,740.0
Net Investment Income	97.2	(9.5)	107.4	0.8	106.5
Other Income	2.4	(11.1)	2.7	(42.6)	4.7
Total	1,904.0	(1.7)	1,937.8	4.7	1,851.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,470.4	11.9	1,314.1	6.2	1,237.7
Commissions	143.2	(3.0)	147.7	4.7	141.1
Deferral of Acquisition Costs	(36.0)	(4.8)	(37.8)	(1.0)	(38.2)
Amortization of Deferred Acquisition Costs	39.3	3.1	38.1	6.1	35.9
Other Expenses	205.3	(1.8)	209.0	(2.6)	214.6
Total	1,822.2	9.0	1,671.1	5.0	1,591.1

Adjusted Operating Income	$81.8	(69.3)	$266.7	2.5	$260.1

Operating Ratios (% of Premium Income):
Benefit Ratio	81.5%		71.9%		71.1%
Other Expense Ratio	11.4%		11.4%		12.3%
Adjusted Operating Income Ratio	4.5%		14.6%		14.9%

Persistency:
Group Life	88.8%		90.6%		91.2%
Accidental Death & Dismemberment	88.2%		89.9%		89.9%

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Premium income decreased compared to 2019 due to lower sales and persistency. Net investment income was lower compared to 2019 due to a decline in yield on invested assets and a lower level of invested assets.

Benefits experience was unfavorable compared to 2019 due primarily to higher claims incidence in the group life product line, resulting from the impacts of COVID-19, partially offset by favorable experience in the accidental death and dismemberment product line.

Commissions and the deferral of acquisition costs were lower compared to 2019 due to lower sales. The amortization of deferred acquisition costs increased relative to 2019 due to growth in the level of the deferred asset. The other expense ratio was consistent with 2019.

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

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Individual Disability	$456.0	3.5%	$440.7	3.6%	$425.4
Voluntary Benefits	875.2	(3.8)	910.2	1.6	895.7
Dental and Vision	255.6	3.9	246.1	21.4	202.8
Total Premium Income	1,586.8	(0.6)	1,597.0	4.8	1,523.9
Net Investment Income	234.3	1.6	230.5	(3.8)	239.5
Other Income	4.9	(22.2)	6.3	31.3	4.8
Total	1,826.0	(0.4)	1,833.8	3.7	1,768.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	746.4	(4.3)	780.1	5.7	738.1
Commissions	259.9	(9.4)	287.0	(2.0)	293.0
Deferral of Acquisition Costs	(206.2)	(16.6)	(247.2)	(4.0)	(257.6)
Amortization of Deferred Acquisition Costs	248.6	(2.6)	255.2	8.8	234.5
Other Expenses	323.7	(0.9)	326.5	(5.1)	344.0
Total	1,372.4	(2.1)	1,401.6	3.7	1,352.0

Adjusted Operating Income	$453.6	5.0	$432.2	3.8	$416.2

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	48.8%		50.9%		50.6%
Voluntary Benefits	42.2%		41.8%		42.8%
Dental and Vision	60.6%		71.1%		68.5%
Other Expense Ratio	20.4%		20.4%		22.6%
Adjusted Operating Income Ratio	28.6%		27.1%		27.3%

Persistency:
Individual Disability	89.5%		89.8%		90.3%
Voluntary Benefits	72.7%		73.2%		75.9%
Dental and Vision	85.0%		82.6%		84.5%

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Premium income decreased compared to 2019, with a decline in the voluntary benefits product line, mostly offset by growth in the individual disability and dental and vision product lines. Net investment income was higher compared to 2019 due to higher miscellaneous investment income and an increase in the level of invested assets, partially offset by a decline in yield on invested assets.

Benefits experience for the individual disability product line was favorable compared to 2019 due to both favorable claim recoveries and mortality experience. Benefits experience for voluntary benefits was unfavorable compared to 2019 due primarily to higher claims incidence in the life and disability product line, resulting from the impacts of COVID-19. Benefits experience for the dental and vision product line was favorable compared to 2019 driven by lower claims incidence resulting from the impacts of COVID-19.

Commissions and the deferral of acquisition costs were lower in 2020 compared to 2019 due primarily to lower sales in the voluntary benefits product line. The amortization of deferred acquisition costs decreased in 2020 relative to 2019 due primarily to a decline in the level of the deferred asset in the voluntary benefits product line. The other expense ratio was consistent compared to 2019 due to our continued focus on expense management and operating efficiencies.

We had goodwill of $271.1 million at December 31, 2020, none of which is currently believed to be at risk for future impairment.

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

Sales

(in millions of dollars)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$239.7	(0.7)%	$241.5	(0.9)%	$243.8
Group Short-term Disability	158.7	(0.3)	159.2	14.8	138.7
Group Life and AD&D	224.3	(13.2)	258.3	(8.5)	282.4
Subtotal	622.7	(5.5)	659.0	(0.9)	664.9
Supplemental and Voluntary
Individual Disability	71.4	(5.9)	75.9	(1.7)	77.2
Voluntary Benefits	241.6	(19.6)	300.6	(0.8)	303.1
Dental and Vision	63.9	(14.3)	74.6	7.5	69.4
Subtotal	376.9	(16.4)	451.1	0.3	449.7
Total Sales	$999.6	(10.0)	$1,110.1	(0.4)	$1,114.6

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$377.0	1.7%	$370.8	(6.2)%	$395.1
Large Case Market	245.7	(14.7)	288.2	6.8	269.8
Subtotal	622.7	(5.5)	659.0	(0.9)	664.9
Supplemental and Voluntary	376.9	(16.4)	451.1	0.3	449.7
Total Sales	$999.6	(10.0)	$1,110.1	(0.4)	$1,114.6

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Group sales increased in the core market, which we define as employee groups with fewer than 2,000 employees, compared to 2019 due to growth in our medical stop-loss product, partially offset by lower sales to new and existing customers in our group disability and group life products. Group sales declined in the large case market compared to 2019 due to lower sales to new and existing customers in all products. The sales mix in the group market sector for 2020 was approximately 61 percent core market and 39 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, decreased compared to 2019 due to lower sales to both new and existing customers. Voluntary benefits sales decreased compared to 2019, driven by lower new and existing customer sales in both the core and large case markets. Dental and vision sales decreased compared to 2019 driven by lower sales to both new and existing customers.

We believe the lower sales levels during 2020 compared to 2019 are driven by the impact of COVID-19, which has caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. Further discussion of COVID-19 is contained herein in "Executive Summary" in this Item 7.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Group sales declined slightly compared to 2018 due to lower new customer sales in both the core market and large case markets, partially offset by higher sales to existing customers in both the core and large case markets and growth in our medical stop-loss product. The sales mix in the group market sector for 2019 was approximately 56 percent core market and 44 percent large case market.

Individual disability sales decreased compared to 2018 due to lower sales to new customers. Voluntary benefits sales decreased slightly compared to 2018, primarily driven by lower sales to new customers in the core market, partially offset by higher sales to new customers in the large case market. Dental and vision sales increased compared to 2018 driven by higher sales to both new and existing customers.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During 2021, we will continue to invest in a unique customer experience defined by simplicity, empathy, and deep industry expertise through the re-design of our processes and the increased utilization of digital capabilities and technology to enhance enrollment, underwriting, and claims processing. In addition, we will continue to focus on the expansion of our portfolio of products. In particular, with respect to smaller employers, we will continue to provide comprehensive consumer-focused products, enhance our distribution model, and utilize our MyUnum platform and digital tools to bring industry leading enrollment capabilities and a fully integrated customer experience. Our differentiated offering with HR Connect and significant investment in leave management services will allow for substantial growth opportunities, particularly with larger employers, and stronger persistency in our core products. We believe our active client management and differentiated integrated customer experience across our product lines, underpinned by strong risk management, will continue to enable us to grow our market over the long-term.

Given the uncertainty caused by the COVID-19 pandemic, we expect to experience further disruption in our sales activity and ultimately premium income in 2021, particularly in the first half of the year. We could also continue to experience claims volatility, particularly in our short-term disability and group and voluntary life products as well as potential disruption in our overall claims processing activity which can result in short-term unfavorable experience. In addition, we could continue to experience an increase in the volume of activity associated with our leave management product which would lead to an increase in expenses. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. Our net investment income may continue to be unfavorably impacted by fluctuations in miscellaneous investment income. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$364.9	3.3%	$353.4	(1.5)%	$358.9
Group Life	108.5	(6.2)	115.7	4.4	110.8
Supplemental	99.8	11.5	89.5	9.5	81.7
Unum Poland*	79.6	10.7	71.9	N.M.	17.4
Total Premium Income	652.8	3.5	630.5	10.8	568.8
Net Investment Income	104.6	(14.6)	122.5	4.5	117.2
Other Income	0.5	(16.7)	0.6	50.0	0.4
Total	757.9	0.6	753.6	9.8	686.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	500.9	6.6	469.8	11.9	419.8
Commissions	49.7	2.1	48.7	24.6	39.1
Deferral of Acquisition Costs	(12.1)	(5.5)	(12.8)	58.0	(8.1)
Amortization of Deferred Acquisition Costs	7.4	4.2	7.1	(13.4)	8.2
Other Expenses	135.4	1.9	132.9	17.1	113.5
Total	681.3	5.5	645.7	12.8	572.5

Adjusted Operating Income	$76.6	(29.0)	$107.9	(5.3)	$113.9

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

Goodwill

We had total goodwill of $45.3 million for the Unum International segment at December 31, 2020, of which, $40.2 million is attributed to the Unum UK reporting unit and $5.1 million is attributed to the Unum Poland reporting unit. Fair value of our reporting units is estimated using a combination of the income and market approaches and the key assumptions used are projected earnings and discount rate. To the extent that the future profitability of these reporting units deteriorates from current assumptions, the goodwill related to the reporting units could be at risk for impairment.

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£284.2	2.7%	£276.8	2.9%	£269.0
Group Life	84.6	(6.7)	90.7	9.3	83.0
Supplemental	77.7	11.0	70.0	14.2	61.3
Total Premium Income	446.5	2.1	437.5	5.9	413.3
Net Investment Income	76.0	(16.0)	90.5	4.6	86.5
Other Income	0.1	(50.0)	0.2	N.M.	—
Total	522.6	(1.1)	528.2	5.7	499.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	352.5	5.1	335.5	9.1	307.4
Commissions	28.1	(1.7)	28.6	5.5	27.1
Deferral of Acquisition Costs	(4.2)	(22.2)	(5.4)	8.0	(5.0)
Amortization of Deferred Acquisition Costs	5.3	(1.9)	5.4	(11.5)	6.1
Other Expenses	86.5	3.3	83.7	4.4	80.2
Total	468.2	4.6	447.8	7.7	415.8

Adjusted Operating Income	£54.4	(32.3)	£80.4	(4.3)	£84.0

Weighted Average Pound/Dollar Exchange Rate	1.287		1.279		1.336

Operating Ratios (% of Premium Income):
Benefit Ratio	78.9%		76.7%		74.4%
Other Expense Ratio	19.4%		19.1%		19.4%
Adjusted Operating Income Ratio	12.2%		18.4%		20.3%

Persistency:
Group Long-term Disability	88.2%		89.9%		87.8%
Group Life	81.8%		89.0%		88.5%
Supplemental	90.7%		89.9%		93.1%

N.M. = not a meaningful percentage

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Premium income was higher compared to 2019 due to growth in the in-force blocks and the impact of rate increases in the group long-term disability product line.

Net investment income was lower compared to 2019 due to lower miscellaneous investment income resulting from a higher than normal level of bond calls in 2019, a decline in the yield on fixed-rate bonds, and lower investment income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim reserves associated with certain group policies that provide for inflation-linked increases in benefits. The change in net investment income attributable to these index-linked bonds is generally offset by a change in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was unfavorable relative to 2019 due to lower claim resolutions in the group long-term disability product line resulting from the continued disruption in claim processes related to COVID-19 and higher claim incidence in the group life product line, partially offset by the impact of lower inflation-linked increases in benefits related to our group products.

Commissions and the deferral of acquisition costs were lower relative to 2019 due to lower sales. The amortization of acquisition costs was generally consistent with the prior year. The other expense ratio increased relative to 2019 with certain expenses related to COVID-19 mostly offset by our continued focus on expense management and operating efficiencies.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Premium income increased compared to 2018 due to higher overall persistency, sales growth, and the impact of rate increases in the group long-term disability product line.

Net investment income increased compared to 2018 due to higher miscellaneous investment income that resulted from a higher than normal level of bond calls, and a higher level of invested assets, partially offset by a lower yield on fixed-rate bonds and lower investment income from inflation index-linked bonds. The decrease in net investment income attributable to these index-linked bonds was offset by a decrease in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was unfavorable relative to 2018 due to unfavorable mortality experience and a reduction in the claim reserve discount rate to recognize the impact on future portfolio yields from the higher than normal level of bond calls experienced during 2019, partially offset by lower inflation-linked increases in benefits related to our group products.

Commissions and the deferral of acquisition costs increased relative to 2018 due to higher sales. The amortization of acquisition costs was lower in 2019 compared to 2018 due to a decline in the level of the deferred asset. The other expense ratio was lower relative to 2018 due to higher premiums and our continued focus on expense management.

Sales

(in millions of dollars and pounds)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Unum International Sales by Product
Unum UK
Group Long-term Disability	$37.7	(12.7)%	$43.2	(3.4)%	$44.7
Group Life	20.6	(15.2)	24.3	13.0	21.5
Supplemental	18.9	(3.1)	19.5	12.1	17.4
Unum Poland*	13.3	2.3	13.0	N.M.	3.4
Total Sales	$90.5	(9.5)	$100.0	14.9	$87.0

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$36.2	(5.2)%	$38.2	4.4%	$36.6
Large Case Market	22.1	(24.6)	29.3	(1.0)	29.6
Subtotal	58.3	(13.6)	67.5	2.0	66.2
Supplemental	18.9	(3.1)	19.5	12.1	17.4
Unum Poland*	13.3	2.3	13.0	N.M.	3.4
Total Sales	$90.5	(9.5)	$100.0	14.9	$87.0

Unum UK Sales by Product
Group Long-term Disability	£29.5	(12.5)%	£33.7	0.6%	£33.5
Group Life	16.1	(15.3)	19.0	17.3	16.2
Supplemental	14.9	(1.3)	15.1	18.0	12.8
Total Sales	£60.5	(10.8)	£67.8	8.5	£62.5

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£28.3	(5.4)%	£29.9	8.3%	£27.6
Large Case Market	17.3	(24.1)	22.8	3.2	22.1
Subtotal	45.6	(13.5)	52.7	6.0	49.7
Supplemental	14.9	(1.3)	15.1	18.0	12.8
Total Sales	£60.5	(10.8)	£67.8	8.5	£62.5

* Results reflect activity subsequent to the October 1, 2018 acquisition of Unum Poland. See "2018 Acquisitions of Business" contained in "Executive Summary" herein in this Item 7 for further discussion.
N.M. = not a meaningful percentage

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Group long-term disability sales were lower in 2020 compared to 2019, with lower sales to new and existing customers in both the core market, which we define as employee groups with fewer than 500 employees, and the large case market.

Group life sales declined in 2020 compared to 2019 due to a decrease in sales to new customers in both our core and large case markets and lower sales to existing customers in the large case market, partially offset by higher sales to existing customers in our core market.

Supplemental sales were lower in 2020 compared to 2019 due primarily to a decline in dental product sales, partially offset by an increase in the group critical illness product line.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Group long-term disability sales were generally consistent with 2018, with higher sales to new customers in our core market, mostly offset by a decline in sales to both new and existing customers in our large case market.

Group life sales were higher in 2019 compared to 2018 due to an increase in sales to new and existing customers in both our core and large case markets.

Supplemental sales were higher in 2019 compared to 2018 due primarily to higher sales in the group critical illness product line.
Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses over the long term. Within our Unum UK line of business, expanding our group long-term disability market position remains a priority. In addition, we will continue to focus on increasing participation levels while also developing new distribution and services to reach new small case clients, such as utilizing our Help@hand application. We will also continue the implementation of price increases and will maintain our disciplined sales approach. Within our Unum Poland line of business, we will leverage our U.S. and U.K. expertise to grow existing distribution channels and expand our current product offerings. We continue to invest in digital capabilities, technology, and product enhancements which we believe will drive sustainable growth over the long term.

Given the uncertainty caused by the COVID-19 pandemic, we expect to experience further disruption to our financial results in 2021. Sales activity could be lower and we could also continue to experience claims volatility in our group life and disability product lines. Uncertainty in the U.K. economy may continue to pressure our growth expectations in the near-term and may also lead to lower claim discount rates. However, we believe we are well positioned to capitalize on future growth opportunities as the operating environment improves. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We will likely continue to experience volatility in net investment income and our benefit ratio due to fluctuations in the level of inflation in the U.K.; however, we do not expect this to have a significant impact on adjusted operating income We continuously monitor key indicators to assess our risks and adjust our business plans accordingly to respond to external challenges.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$975.1	0.2%	$973.4	4.7%	$929.3
Life	376.4	7.1	351.6	7.1	328.4
Cancer and Critical Illness	360.5	0.1	360.0	4.0	346.1
Total Premium Income	1,712.0	1.6	1,685.0	5.1	1,603.8
Net Investment Income	155.7	5.2	148.0	(2.1)	151.2
Other Income	1.1	(67.6)	3.4	183.3	1.2
Total	1,868.8	1.8	1,836.4	4.6	1,756.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	906.5	4.8	865.0	4.9	824.9
Commissions	334.3	(8.3)	364.5	—	364.6
Deferral of Acquisition Costs	(272.6)	(12.4)	(311.3)	(1.5)	(315.9)
Amortization of Deferred Acquisition Costs	257.7	(0.4)	258.8	6.9	242.2
Other Expenses	307.5	(2.3)	314.9	3.2	305.2
Total	1,533.4	2.8	1,491.9	5.0	1,421.0

Adjusted Operating Income	$335.4	(2.6)	$344.5	2.8	$335.2

Operating Ratios (% of Premium Income):
Benefit Ratio	52.9%		51.3%		51.4%
Other Expense Ratio	18.0%		18.7%		19.0%
Adjusted Operating Income Ratio	19.6%		20.4%		20.9%

Persistency:
Accident, Sickness, and Disability	74.3%		73.2%		74.2%
Life	83.7%		83.4%		83.6%
Cancer and Critical Illness	81.8%		80.6%		82.4%

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Premium income increased compared to 2019 due to growth in the in-force block resulting from prior period sales growth and stable persistency. Net investment income was higher in 2020 compared to 2019 due to higher miscellaneous investment income and an increase in the level of invested assets, partially offset by a decline in the yield on invested assets.

Benefits experience was unfavorable relative to 2019, with unfavorable experience in the life product line, resulting from the impacts of COVID-19, partially offset by favorable experience in the cancer and critical illness and accident, sickness, and disability product lines.

Commissions and the deferral of acquisition costs declined relative to 2019 due to lower sales. The amortization of deferred acquisition costs was consistent with 2019. The other expense ratio improved relative to 2019 due to a decline in sales-related expenses and our continued focus on expense management and operating efficiencies.

We had goodwill of $27.7 million at December 31, 2020, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Premium income increased compared to 2018 as a result of growth in the in-force block resulting from prior period sales growth, which includes the expansion of our dental and vision products, offset partially by lower persistency. Net investment income decreased relative to 2018 due to a lower yield on invested assets and lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

Benefits experience was generally consistent with 2018, with favorable experience in the life line of business mostly offset by unfavorable experience in the accident, sickness, and disability and cancer and critical illness product lines.

Commissions and the deferral of acquisition costs were generally consistent with 2018 due to stable sales results relative to the prior year. The amortization of deferred acquisition costs increased compared to 2018 due primarily to overall growth in the level of the deferred asset and the impact of the prospective unlocking for future experience relative to assumptions for our interest-sensitive voluntary life products. The other expense ratio improved relative to 2018 due to an increase in premium income and our continued focus on expense management and operating efficiencies.

Sales

(in millions of dollars)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Sales by Product
Accident, Sickness, and Disability	$261.5	(26.2)%	$354.4	(0.2)%	$355.0
Life	88.8	(27.6)	122.7	9.7	111.9
Cancer and Critical Illness	62.8	(29.4)	88.9	(5.8)	94.4
Total Sales	$413.1	(27.0)	$566.0	0.8	$561.3

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$266.2	(23.0)%	$345.7	(0.9)%	$349.0
Large Case Market	57.4	(29.5)	81.4	(14.8)	95.5
Subtotal	323.6	(24.2)	427.1	(3.9)	444.5
Public Sector	89.5	(35.6)	138.9	18.9	116.8
Total Sales	$413.1	(27.0)	$566.0	0.8	$561.3

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

The impact of COVID-19 has caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. As a result, sales for each of our product lines and market sectors have declined during 2020 compared to 2019. The number of new accounts and average new case size decreased 27.9 percent and 1.9 percent, respectively, in 2020 compared to 2019.

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

Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During 2021, we will continue to utilize our strong distribution system of agency sales personnel, benefit counselors and broker partnerships. We will also continue to invest in new solutions and digital capabilities to expand our reach and effectiveness, driving growth and improving productivity while enhancing the customer experience. In 2021, we will also bring an enhanced engagement and enrollment platform to market enabling deeper connections with employees through the enrollment process as well as maintaining stronger relationships throughout the customer lifecycle. We believe our distribution system, customer service capabilities, digital and virtual tools, and ability to serve all market sizes position us well for future growth in the long-term.

Given the uncertainty caused by the COVID-19 pandemic, we expect to experience further disruption in our sales activity, persistency, and ultimately, premium income in 2021. We could also continue to experience claims volatility, particularly in our life and disability products. The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are seen as external risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

Closed Block Segment

The Closed Block segment consists of group and individual long-term care, individual disability, and other insurance products no longer actively marketed. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. Individual disability in this segment generally consists of policies we sold prior to the mid-1990s and entirely discontinued selling in 2004. In December 2020, we ceded a significant portion of this individual disability business to a third party reinsurer. See "Executive Summary" herein Item 7 for further discussion. Other insurance products include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Long-term Care	$666.9	2.3%	$651.6	0.5%	$648.3
Individual Disability	319.6	(14.6)	374.3	(11.1)	420.8
All Other	7.9	3.9	7.6	(5.0)	8.0
Total Premium Income	994.4	(3.8)	1,033.5	(4.0)	1,077.1
Net Investment Income	1,370.3	(2.5)	1,404.9	2.0	1,377.1
Other Income	66.6	(6.6)	71.3	(5.4)	75.4
Total	2,431.3	(3.1)	2,509.7	(0.8)	2,529.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,426.8	60.2	2,139.3	(26.7)	2,919.2
Commissions	78.4	(3.2)	81.0	(3.7)	84.1
Interest and Debt Expense	3.1	(41.5)	5.3	(23.2)	6.9
Other Expenses	158.7	8.4	146.4	1.2	144.7
Total	3,667.0	54.6	2,372.0	(24.8)	3,154.9

Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	(1,235.7)	N.M.	137.7	N.M.	(625.3)
Long-term Care Reserve Increase	151.5	N.M.	—	N.M.	750.8
Group Pension Reserve Increase	17.5	N.M.	—	—	—
Impacts from Closed Block Individual Disability Reinsurance Transaction	1,305.5	N.M.	—	—	—
Amortization of the Cost of Reinsurance	2.6	N.M.	—	—	—
Adjusted Operating Income	$241.4	75.3	$137.7	9.7	$125.5

Interest Adjusted Loss Ratios:
Long-term Care	91.9%		88.1%		206.8%
Long-term Care Excluding Reserve Increase	68.9%				91.0%
Individual Disability	N.M.		78.8%		80.4%
Individual Disability Excluding Impacts from Reinsurance Transaction	85.1%

Operating Ratios (% of Premium Income):
Other Expense Ratio	16.0%		14.2%		13.4%
Other Expense Ratio Excluding Impacts from Reinsurance Transaction	13.6%
Income (Loss) Ratio	(124.3)%				(58.1)%
Adjusted Operating Income Ratio	24.3%		13.3%		11.7%

Persistency:
Long-term Care	94.8%		95.7%		95.8%
Individual Disability	88.0%		88.1%		88.3%

N.M. = not a meaningful percentage

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Premium income for long-term care was higher compared to 2019, with rate increases more than offsetting policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Premium income for individual disability was lower compared to 2019 due to policy terminations and maturities as well as a one-time reinsurance cost related to a small block of policies during the first quarter of 2020.

Net investment income was lower relative to 2019 primarily due to a lower yield on invested assets, a decrease in the level of invested assets supporting individual disability resulting from the reinsurance transaction that closed in December 2020, and fluctuations in the net asset values (NAV) on our private equity partnerships that reflect the impact of COVID-19 on economic conditions throughout the year. These impacts are partially offset by an increase in the level of invested assets supporting long-term care.  Other income, which includes the underlying results and associated net investment income of certain assumed blocks of individual disability business, continues to decline due to expected terminations and maturities.

The interest adjusted loss ratio for long-term care, excluding the previously discussed reserve increase, was favorable to our expectations driven primarily by higher claimant mortality and lower submitted claims. The interest adjusted loss ratio for individual disability, excluding the impacts from the reinsurance transaction that closed in December 2020, was unfavorable relative to 2019 driven by overall unfavorable claims activity and the impact of the one-time reinsurance cost during the first quarter of 2020.

Also impacting benefits experience for the Closed Block segment was the previously discussed group pension reserve increase within our "All Other" product line. Excluding this group pension reserve increase, benefits experience for the "All Other" product line was consistent with our expectations.

Interest and debt expense was lower than 2019 due to the principal repayments on the outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings). In December 2020, Northwind Holdings redeemed the remaining $35.0 million of principal on the Northwind notes, and was released of any contractual collateral requirements.

The other expense ratio, excluding certain costs incurred and the amortization of cost of reinsurance related to the previously discussed reinsurance transaction in the fourth quarter of 2020, was lower than 2019 due to our continued focus on expense management and operating efficiencies, partially offset by a decline in premium income for individual disability.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Premium income for long-term care was generally consistent with 2018, with rate increases offsetting policy terminations. Premium income for individual disability decreased compared to 2018 due to policy terminations and maturities.

Net investment income was higher relative to 2018 primarily due to an increase in the level of invested assets, partially offset by lower miscellaneous investment income.  Other income continues to decline due to expected terminations and maturities.

The interest adjusted loss ratio for long-term care in 2019 was not comparable to 2018, excluding the previously discussed reserve increase, due to the update in our assumptions during the third quarter of 2018, but was generally consistent with our expectations during 2019. Individual disability benefits experience was favorable relative to 2018 driven by overall favorable claims activity.

The other expense ratio was higher than 2018 due to the expected decline in premium income for individual disability, partially offset by our continued focus on expense management and operating efficiencies.

Segment Outlook

We will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. We will continue to explore structural options to enhance financial flexibility. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over time as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income and the increased allocation towards alternative assets, primarily private equity partnership investments, in the long-term care product line portfolio. We record changes in our share of the NAV of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. As these net asset values are volatile and can fluctuate materially with changes in market economic conditions, there may possibly be significant movements up or down in future periods as conditions change. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, resolutions, investment returns, premium rate increases, and persistency. We believe that the interest adjusted loss ratio for long-term care will be relatively flat over the long term, but may continue to experience quarterly volatility, particularly in the near term as our claim block matures and as we continue the implementation of premium rate increases. Specific to our long-term care line of business, which is in loss recognition and should report levels of benefits plus operating expenses that equal the gross premium reported, we expect the long term interest adjusted loss ratio to be in the 85 to 90 percent range with some quarterly volatility. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, resolutions, premium rate increases, benefit change elections, and persistency, could result in a material impact on the adequacy of our reserves, including adjustments to reserves established under loss recognition.

As a result of the execution of the first phase of the reinsurance agreement related to our individual disability line of business in December 2020 where we have fully ceded a significant portion of this business, we expect that the primary impact on earnings will be the amortization of the cost of reinsurance for that agreement which we expect to be in the range of $75 million to $85 million for 2021 and will continue to be amortized on a declining trajectory consistent with the expected run-off pattern of the ceded reserves, which we estimate to be approximately 25 years. We expect that the second phase of this transaction will be executed in the first quarter of 2021. Due to the relatively small amount of business that will be retained following completion of the second phase of this transaction, we expect that the interest adjusted loss ratio will be more volatile from period to period, however, should remain within our historical experience over the long-term and we expect minimal earnings related to the retained business.

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
Operating Results

(in millions of dollars)
	Year Ended December 31
	2020	% Change	2019	% Change	2018
Adjusted Operating Revenue
Net Investment Income	$9.8	(52.2)%	$20.5	(30.5)%	$29.5
Other Income	1.1	(64.5)	3.1	14.8	2.7
Total	10.9	(53.8)	23.6	(26.7)	32.2

Interest, Debt, and Other Expenses	247.7	3.4	239.5	17.8	203.3

Loss Before Income Tax and Net Realized Investment Gains and Losses	(236.8)	(9.7)	(215.9)	(26.2)	(171.1)
Costs Related to Organizational Design Update	23.3	N.M.	—	—	—
Impairment Loss on ROU Asset	12.7	N.M.	—	—	—
Cost Related to Early Retirement of Debt	—	N.M.	27.3	N.M.	—
Adjusted Operating Loss	$(200.8)	(6.5)	$(188.6)	(10.2)	$(171.1)

N.M. = not a meaningful percentage

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Net investment income was lower in 2020 compared to 2019 primarily driven by a decline in the yield on invested assets.

Interest, debt, and other expenses were higher in 2020 relative to 2019. Interest, debt, and other expenses includes the costs related to an organizational design update and the impairment loss on ROU asset during 2020, and the early retirement of debt during 2019. Excluding these items, interest, debt, and other expenses in 2020 were generally consistent with 2019 with higher interest expense resulting from a higher level of outstanding debt, mostly offset by lower pension costs in 2020. See "Executive Summary” contained herein in Item 7 for further discussion.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Net investment income was lower in 2019 due primarily to both a lower yield and a lower level of invested assets.

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

Closed Block Individual Disability Reinsurance Agreement

As part of the Closed Block individual disability reinsurance agreement entered into in December 2020 with Commonwealth, we transferred fixed maturity securities of $4,686.8 million on an amortized cost basis and $5,958.4 million on a fair value basis and we recorded a total realized investment gain from the transfer of these securities, including a related net gain from cash flow hedges of $1,302.3 million. Although we transferred a significant portion of our fixed maturity security portfolio as part of this agreement, the overall credit profile of our remaining portfolio has not changed. See "Executive Summary" for further information on the reinsurance transaction contained herein in this Item 7.

COVID-19

The current economic conditions have increased volatility in the capital markets and have caused significant pressure on the profitability of many companies. The sharp decline in oil prices experienced earlier in the year and lack of demand due to COVID-19, which began to occur in the first quarter of 2020, also caused pressure on the profitability of companies in the energy sector. We recorded credit losses during the first quarter of 2020 primarily related to fixed maturity securities issued by companies in the energy sector, but recorded minimal credit losses related to energy securities in the second, third, and fourth quarters of 2020 primarily as a result of the improvement in oil prices. Our fixed income exposure to consumer cyclicals, which have been stressed due to COVID-19 related shutdowns, is 3.6 percent of our fixed maturity security portfolio. Our exposure to other stressed industries such as airlines is minimal at 0.2 percent of our fixed maturity security portfolio. During the year ended December 31, 2020, we had $759.4 million of downgrades of investment-grade securities to below investment grade. These downgrades and the reduction in invested assets due to the reinsurance agreement with Commonwealth contributed to the increase in our holdings of below-investment-grade securities as a percentage of our total investments from 5.8 percent at December 31, 2019 to 6.7 percent at December 31, 2020 on a fair value basis.

We continue to monitor capital market activity on a regular basis and to the extent that there is continued volatility and ratings downgrades related to the issuers of our fixed maturity securities, we could experience further credit losses, an increase in defaults, and the need for additional capital in our insurance subsidiaries. However, we remain confident in the overall strength and credit quality of our investment portfolio. Net investment income may decline as a result of the current economic conditions, as the sustained low interest rate environment will continue to impact the yield on our invested assets, particularly related to the investment of new cash flows. For further discussion, see "Fixed Maturity Securities" contained herein in this Item 7.

Improvements in the net asset values (NAV) of our partnership investments in the fourth quarter of 2020, which reflect the market conditions of the third quarter of 2020, resulted in net investment income of $29.4 million. During the fourth quarter of 2020, U.S. equity and credit markets continued to improve from the severe decline experienced during the first quarter of 2020 due to COVID-19, and although our partnership investments are not directly correlated with those markets, their results were positively impacted and have driven higher asset fair values. In addition to our partnership investment activity, the current economic conditions and sustained low interest rate environment have and will continue to impact the yield on our invested assets, particularly related to the investment of new cash flows. We have also worked with certain of our commercial mortgage loan borrowers that have requested temporary payment deferrals, but this has not resulted in a significant number of loans with deferrals or a significant impact on our net investment income. For further discussion, see "Mortgage Loans" and "Private Equity Partnerships" contained herein in this Item 7. See "Executive Summary" for further information on the impact from COVID-19 contained herein in this Item 7.
Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of December 31, 2020

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$3,228.2	$467.6	$69.3	$5.9	$3,158.9	$473.5
Capital Goods	3,941.4	667.5	27.4	0.9	3,914.0	668.4
Communications	2,806.1	575.0	70.9	7.2	2,735.2	582.2
Consumer Cyclical	1,585.3	247.0	51.8	1.4	1,533.5	248.4
Consumer Non-Cyclical	7,110.7	1,345.8	107.5	5.1	7,003.2	1,350.9
Energy	3,738.5	591.1	178.4	13.6	3,560.1	604.7
Financial Institutions	3,645.8	531.4	74.1	2.5	3,571.7	533.9
Mortgage/Asset-Backed	1,107.7	87.8	6.1	0.2	1,101.6	88.0
Sovereigns	1,168.2	265.3	20.3	1.2	1,147.9	266.5
Technology	1,806.8	218.9	11.1	7.1	1,795.7	226.0
Transportation	2,065.3	322.2	52.9	3.3	2,012.4	325.5
U.S. Government Agencies and Municipalities	4,971.0	802.1	133.5	1.5	4,837.5	803.6
Public Utilities	6,962.3	1,475.9	101.7	6.0	6,860.6	1,481.9
Total	$44,137.3	$7,597.6	$905.0	$55.9	$43,232.3	$7,653.5

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities have been in a gross unrealized loss position as of December 31, 2020 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2020. The decrease in the unrealized loss on fixed maturity securities during 2020 was due primarily to a decrease in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2020				2019
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$3.8	$10.1	$18.0	$499.4	$13.8
> 90 <= 180 days	3.9	4.7	45.7	0.1	2.0
> 180 <= 270 days	1.5	14.9	1.9	—	—
> 270 days <= 1 year	6.4	0.7	0.1	0.3	—
> 1 year <= 2 years	0.1	2.3	2.4	1.8	3.8
> 2 years <= 3 years	2.3	—	—	3.2	2.8
> 3 years	—	—	—	—	0.8
Sub-total	18.0	32.7	68.1	504.8	23.2

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	145.2	—
> 90 <= 180 days	—	—	—	—	0.3
> 180 <= 270 days	—	—	—	0.2	—
Sub-total	—	—	—	145.4	0.3

Total	$18.0	$32.7	$68.1	$650.2	$23.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2020				2019
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$4.0	$13.8	$16.1	$167.0	$0.5
> 90 <= 180 days	—	4.5	77.1	0.7	3.1
> 180 <= 270 days	1.6	40.0	0.4	0.8	5.1
> 270 days <= 1 year	7.8	0.2	5.5	4.4	0.9
> 1 year <= 2 years	1.9	6.4	8.1	0.8	17.5
> 2 years <= 3 years	5.0	4.1	11.7	12.1	1.3
> 3 years	7.4	8.1	7.9	11.5	13.7
Sub-total	27.7	77.1	126.8	197.3	42.1

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	114.6	—
> 90 <= 180 days	—	—	5.2	2.7	—
> 180 <= 270 days	—	1.0	3.8	12.8	15.1
> 270 days <= 1 year	—	3.8	—	12.5	—
> 1 year <= 2 years	10.2	9.8	13.6	5.7	—
> 2 years <= 3 years	—	8.1	—	1.2	—
> 3 years	—	13.8	13.9	10.6	10.5
Sub-total	10.2	36.5	36.5	160.1	25.6

Fair Value < 40% of Amortized Cost

<= 90 days	—	—	—	9.6	—
> 270 days <= 1 year	—	—	—	15.7	—
> 1 year <= 2 years	—	—	—	8.5	—
> 2 years <= 3 years	—	—	—	9.0	—
> 3 years	—	—	—	16.8	—
Sub-total	—	—	—	59.6	—

Total	$37.9	$113.6	$163.3	$417.0	$67.7

At December 31, 2020, we held no fixed maturity securities with a gross unrealized loss greater than $10.0 million.

During the first quarter of 2020, we recognized the following credit losses greater than $10 million:
•$20.8 million on fixed maturity securities issued by an oil and gas producer. The profitability of the company has been impacted by the decline in oil prices. Given the current environment, near term debt maturities may be difficult to refinance. We changed our intent to hold this security in the second quarter of 2020 and recognized a $1.4 million loss on the sale of the security in addition to the credit loss previously recorded.
•$17.1 million on fixed maturity securities issued by an oil and gas producer. The profitability of the company has been impacted by the decline in oil prices and the company has a high level of debt. The company filed for bankruptcy as expected in early April 2020. We changed our intent to hold this security in the third quarter of 2020 and recognized a $1.0 million loss on the sale of the security in addition to the credit loss previously recorded.
•$10.2 million on fixed maturity securities issued by a paper company whose sales of lumber and other products have been impacted by the slowdown in the economy. As a result of an improvement in lumber and other products, during the fourth quarter of 2020, we reversed the remainder of the allowance for credit losses that we had recognized in the previous quarters of 2020.

During the remainder of 2020, we did not experience any credit losses exceeding $10 million.

We had one individual realized investment loss of $20.8 million from impairments during 2019. We had no individual realized investment losses of $10.0 million or greater from impairments during 2018. We had no individual realized investment losses of $10.0 million or greater from sales of fixed maturity securities during 2020. We had one individual realized investment loss of $15.6 million from the sale of fixed maturity securities during 2019, and we had no individual realized investment losses of $10.0 million or greater from the sale of fixed maturity securities during 2018.

At December 31, 2020, our mortgage/asset-backed securities had an average life of 3.8 years, effective duration of 2.7 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

As of December 31, 2020, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $3,256.0 million and $3,500.1 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Fixed Maturity Securities - Energy Sector

Our investment portfolio has exposure to companies whose businesses are negatively impacted by lower oil and natural gas prices. These include exploration and production companies, refineries, midstream pipeline companies, and oilfield service businesses. The sharp decline in energy prices and decrease in demand due to COVID-19, which began to occur in the first quarter of 2020, put pressure on the earnings and cash flows of these businesses. Oil prices did improve during the remainder of 2020; however, we continue to monitor this sector closely. The degree to which a business is affected by energy prices can vary greatly depending on, among other things, its energy subsector, geographic locations, cost structure flexibility, capital structure, and hedging policies.

At December 31, 2020, approximately 51 percent of our exposure to the energy sector was represented by the midstream (pipeline) subsector which tends to be more correlated to product volume sales than to commodity prices. Approximately 24 percent of our exposure is in the oil and gas independent exploration and production subsector where underlying profitability is highly correlated with oil and gas prices. Approximately 16 percent of our exposure is in the integrated subsector which is comprised of large highly rated companies. The majority of our energy sector holdings are investment-grade fixed maturity securities.

At December 31, 2020, the fair value of investment-grade fixed maturity securities in the energy sector was $3,112.2 million, with a gross unrealized gain of $571.3 million and a gross unrealized loss of $0.1 million. The fair value of below-investment-grade fixed maturity securities in the energy sector was $626.3 million, with a gross unrealized gain of $33.4 million and a gross unrealized loss of $13.5 million. The following table shows additional information related to our holdings in the energy sector.

Fixed Maturity Securities - Energy Sector As of December 31, 2020
(in millions of dollars)
Classification by Subsector	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Midstream	$1,901.0	$263.3	$63.4	$5.0	$1,837.6	$268.3
Oil and Gas-Independent	879.1	152.6	81.4	5.7	797.7	158.3
Oil Field	86.1	10.9	10.8	1.7	75.3	12.6
Oil-Integrated	591.0	124.6	22.8	1.2	568.2	125.8
Oil-Refining	245.4	38.8	—	—	245.4	38.8
Other Energy	35.9	0.9	—	—	35.9	0.9
Total	$3,738.5	$591.1	$178.4	$13.6	$3,560.1	$604.7

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,432.1 million and $2,397.0 million at December 31, 2020 and 2019, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for credit losses. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. We held no impaired mortgage loans at December 31, 2020 or December 31, 2019. Effective January 1, 2020, we adopted a new accounting standard requiring the estimation of an allowance for expected credit losses which was $13.1 million at December 31, 2020. See Notes 1 and 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $747.5 million and $616.7 million at December 31, 2020 and December 31, 2019, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $19.8 million for the year ended December 31, 2020 for the partnerships, which included net investment income of $29.4 million in the fourth quarter of 2020 reflecting the improved market conditions of the third quarter of 2020. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $590.7 million of commitments for additional investments in the partnerships at December 31, 2020 which may or may not be funded. See Note 2 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our private equity partnerships.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2020, we had no credit exposure on derivatives. We held $8.7 million of cash collateral from our counterparties at December 31, 2020. The carrying value of fixed maturity securities posted as collateral to our counterparties was $54.0 million at December 31, 2020. We had no cash collateral posted to our counterparties at December 31, 2020. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

In 2020, we recognized impairment losses totaling $36.6 million on real estate held for investment.

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $16.6 million and $30.5 million on a fair value basis at December 31, 2020 and 2019, respectively.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed.  As of December 31, 2020, Unum Group and our intermediate holding companies had available holding company liquidity of $1,512 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, and asset backed securities. No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss. See "Closed Block Individual Disability Reinsurance Agreement" and "Cash Available from Subsidiaries" below for further discussion regarding the Northwind assets.

As part of our capital deployment strategy, we repurchase shares of Unum Group's common stock, as authorized by our board of directors. In the second quarter of 2019, the board authorized the repurchase of up to $750 million of common stock through November 2020, at which point the authorization expired. We did not repurchase any shares during 2020 and as of December 31, 2020, we had not authorized a new share repurchase program. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Liquidity and Capital Resource Considerations - COVID-19

We have strengthened our liquidity position through actions such as maintaining a higher level of short-term investments and posting additional collateral from certain of our U.S. insurance subsidiaries to the regional FHLBs. As a result, we believe we have the appropriate liquidity and access to capital to avoid significant disruption to our operations. We have not yet experienced a significant impact to our liquidity as a result of the collection of premiums and submitted claims activity; however, we continually monitor the development of these items.

As of December 31, 2020, we have borrowed $312.2 million of funds through our memberships with the regional FHLBs and similar to our previous advances, these funds are used for the purpose of investing in either short-term investments or fixed maturity securities. Although we did increase FHLB borrowings at December 31, 2020, we have additional borrowing capacity of approximately $1,093 million that can be utilized for liquidity if the need arises. Additionally, we have access to two unsecured revolving credit facilities under separate syndicates of lenders that allow us to borrow up to a total of $600 million. There are currently no outstanding borrowings on these facilities but we remain in compliance with required covenants should we choose to borrow in the future. During 2020, we also issued $500.0 million of 4.500% senior notes due 2025 which strengthened our liquidity and demonstrated our ability to raise capital in a strained economic environment.

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

See "Debt" and "Transfers of Financial Assets" for further discussion of our debt arrangements, credit facilities, and of our FHLB arrangements contained herein in this Item 7. For further discussion of the key considerations regarding the impacts of COVID-19 see "Executive Summary" herein in this Item 7.

Closed Block Individual Disability Reinsurance Agreement

In December 2020, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, and Unum Life Insurance Company of America (Unum America), wholly-owned domestic insurance subsidiaries of Unum Group and collectively referred to as "the ceding companies", entered into a series of agreements (collectively referred to as the "reinsurance agreement") with Commonwealth to reinsure effective as of July 1, 2020, approximately 75 percent of the Closed Block individual disability insurance business, primarily direct business written by the ceding companies. Commonwealth has established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreement. As part of the agreement, additional Closed Block individual disability business consisting of direct business not ceded in December 2020 and business assumed by the ceding companies from third parties, is expected to be reinsured in the first quarter of 2021, subject to receipt of required consents and regulatory approvals and the satisfaction or waiver of other customary closing conditions and is considered the second phase of this transaction.

Also in December 2020, prior to entering into this agreement with Commonwealth, the ceding companies recaptured their respective reinsurance agreements with Northwind Reinsurance Company (Northwind Re) where substantially all of the ceding companies' closed block individual disability business had previously been fully ceded to Northwind Re, an affiliated captive reinsurance subsidiary domiciled in the United States, with Unum Group as the ultimate parent.

In connection with the first phase of the reinsurance agreement that closed in December 2020, the ceding companies paid a total cash ceding commission to Commonwealth of approximately $438 million and transferred additional assets consisting primarily of fixed maturity securities and cash totaling $6,669.8 million. In the fourth quarter of 2020, we released approximately $400 million of capital as a result of the reinsurance agreement and we expect to release approximately $250 million of additional capital in the first quarter of 2021 assuming the second phase of the transaction is fully executed, which is dependent on the receipt of required consents and regulatory approvals and the satisfaction or waiver of other customary closing conditions.

See "Reinsurance" contained herein in Item 1; "Segment Results," contained herein in Item 7, and Notes 12 and 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the impacts related to this reinsurance agreement.

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

Unum America cedes blocks of business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. We do not anticipate that Fairwind will pay dividends in 2021. As previously discussed, due to the recapture of the reinsurance agreements with Northwind Re, as of December 31, 2020, no insurance risk remains in Northwind Re and therefore Fairwind remains the only active reinsurance captive.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at December 31, 2020 are in line with our expectations and are significantly above the level that would require state regulatory action.

In connection with a financial examination of Unum Life Insurance Company of America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves are deficient by $2.1 billion as of December 31, 2018, the financial statement date of the examination period. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. The 2020 phase-in amount was approximately $229 million and was funded using cash flows from operations. This strengthening will be incorporated by using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions will add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of Solvency II, an European Union (EU) directive, which prescribes capital requirements and risk management standards for the European insurance industry. Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum European Economic Area (EEA) Group), which includes Unum Limited, are subject to group supervision under Solvency II. The Unum EEA Group received approval from the U.K. Prudential Regulation Authority to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime continues to be implemented. In connection with the recent exit from the EU, the U.K. government is reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations. Recent economic conditions contributed to volatility in our solvency ratios used to monitor capital adequacy.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

The amount available during 2020 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers, was approximately $1,035 million, of which $831.5 million was declared and paid. The amount available during 2020 from Unum Limited was approximately £180 million, of which £30.0 million was declared and paid to Unum Group through one of our U.K. holding companies. During 2020, Northwind Re paid dividends of $58.4 million to Northwind Holdings. Fairwind paid no dividends during 2020.

During 2021, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. As a result of our consideration of overall capitalization needs, we may not utilize the entire amount of dividends available in 2021, which are based on applicable restrictions under current law. Approximately $974 million is available, without prior approval by regulatory authorities, during 2021 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers. Approximately £170 million is considered distributable from Unum Limited during 2021, subject to local solvency standards and regulatory approval.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group, which does not apply to our current entity structure.

Funding for Employee Benefit Plans

We made contributions of $66.4 million and £3.7 million to our U.S. and U.K. defined contribution plans, respectively, in 2020 and expect to make contributions of approximately $67 million and £3.8 million during 2021. We made a de minimis amount of contributions to our U.S. qualified defined benefit pension plan and no contribution to our U.K. defined benefit pension plan during 2020. We do not expect to make any contributions to either plan during 2021. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Debt

There are no significant financial covenants associated with any of our outstanding debt obligations.  We continually monitor our debt covenants to ensure we remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants.

Maturities, Purchases, and Retirement of Debt

Northwind Holdings made periodic principal payments on the Northwind notes of $45.0 million in 2020 and $60.0 million in both 2019 and 2018. In December 2020, Northwind Holdings redeemed the remaining $35.0 million of principal on the Northwind notes, and was released of any contractual collateral requirements.

In September 2020, our $400.0 million 5.625% senior unsecured notes matured.

During 2019 we purchased and retired (i) $22.8 million aggregate liquidation amount of our 7.405% capital securities due 2038; (ii) $30.3 million aggregate principal amount of our 7.190% medium-term notes due 2028; (iii) $30.0 million aggregate principal amount of our 7.250% senior notes due 2028; and (iv) $350.0 million aggregate principal amount of our 3.000% senior notes due 2021.

In 2018, our $200.0 million 7.000% senior unsecured notes matured.

Issuance of Debt

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

Credit Facilities

We have access to two separate unsecured revolving credit facilities, each with a different syndicate of lenders. One of our credit facilities is under a five-year agreement and is effective through April 2024. The terms of this agreement provide for a borrowing capacity of $500.0 million with an option to be increased up to $700.0 million. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2020, letters of credit totaling $0.6 million had been issued from this credit facility, but there were no borrowed amounts outstanding.

Our other credit facility is under a three-year agreement and is effective until April 2022. The terms of this agreement provide for a borrowing capacity of $100.0 million with an option to be increased up to $140.0 million. We may also request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2020, there have been no letters of credit issued from the credit facility and there were no borrowed amounts outstanding.

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

Shelf Registration

We filed a shelf registration with the Securities and Exchange Commission in 2020 to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants. The shelf registration enables us to raise funds from the offering of any securities covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2020:

(in millions of dollars)
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Payments Due

Long-term Debt	$6,092.3	$173.9	$349.8	$1,428.0	$4,140.6

Policyholder Liabilities	47,296.0	5,061.3	7,672.0	6,022.2	28,540.5

Pension and OPEB	585.4	19.2	37.1	41.2	487.9

Miscellaneous Liabilities	1,492.2	1,310.5	10.2	16.8	154.7

Operating Leases	121.6	25.4	39.3	22.5	34.4

Purchase Obligations	807.0	733.6	73.2	0.2	—

Total	$56,394.5	$7,323.9	$8,181.6	$7,530.9	$33,358.1

Receipts Due

Reinsurance Recoverable	$13,922.5	$1,122.4	$2,011.1	$1,853.7	$8,935.3
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

Miscellaneous liabilities include commissions due and accrued, deferred compensation liabilities, contingent considerations, state premium taxes payable, amounts due to reinsurance companies, legally binding commitments to fund investments, obligations to return unrestricted cash collateral to our securities lending and derivative counterparties, advances received from the FHLB, and various other liabilities that represent contractual obligations. Obligations where the timing of the payment is uncertain are included in the one year or less category.

See "Critical Accounting Estimates" contained herein in this Item 7 and Notes 3, 4, 6, 8, 9, 12, and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our various commitments and obligations.

Off-Balance Sheet Arrangements

Purchase obligations include commitments of $624.0 million to fund certain of our investments. These are included in the preceding table based on the expiration date of the commitments. The funds are due upon satisfaction of contractual notice from appropriate external parties and may or may not be funded. Also included are obligations with outside parties for computer data processing services, software maintenance agreements, and consulting services. The aggregate obligation remaining under these agreements was $104.5 million at December 31, 2020.

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

To help limit the credit exposure of derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2020, we had $0.7 million credit exposure on derivatives. We held cash collateral from our counterparties of $8.7 million at December 31, 2020 and had posted fixed maturity securities with a carrying value of $54.0 million as collateral to our counterparties.

See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of December 31, 2020, we held $17.6 million of cash collateral from securities lending agreements. The average balance for securities lending agreements which were collateralized by cash during the year ended December 31, 2020 was $3.6 million, and the maximum amount outstanding at any month end was $17.6 million. In addition, at December 31, 2020, we had $82.8 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the year ended December 31, 2020 was $56.8 million, and the maximum amount outstanding at any month end was $234.3 million.

To manage our cash position more efficiently, we may enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no repurchase agreements outstanding at December 31, 2020, nor did we utilize any repurchase agreements during 2020. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of December 31, 2020, we owned $28.2 million of FHLB common stock and had outstanding advances of $312.2 million from the regional FHLBs.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Consolidated Cash Flows

(in millions of dollars)
	Year Ended December 31
	2020	2019	2018
Net Cash Provided by Operating Activities	$597.5	$1,741.6	$1,536.5
Net Cash Used by Investing Activities	(267.7)	(1,393.5)	(930.1)
Net Cash Used by Financing Activities	(216.9)	(358.0)	(589.8)
Net Change in Cash and Bank Deposits	$112.9	$(9.9)	$16.6

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

The variance in the change in insurance reserves and liabilities and net realized investment (gain) loss to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for 2020 was due primarily to the 2020 Closed Block individual disability reinsurance transaction. Also included in operating cash flows for 2020 was $1,084.6 million of cash paid to the reinsurer in the Closed Block individual disability reinsurance agreement.

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

During 2020, our $400.0 million 5.625% senior unsecured notes matured and we repaid the remaining $80.0 million of principal on our senior secured non-recourse notes issued by Northwind Holdings. During 2019, we purchased and retired $433.1 million aggregate liquidation/principal amount of our outstanding capital and debt securities, including debt repurchase costs of $25.9 million for a total cash outflow of $459.0 million. During 2018, our $200.0 million 7.00% senior unsecured notes matured. During each of the years 2019 and 2018, we made principal payments of $60.0 million on the Northwind notes.

During 2020, we issued $500.0 million of 4.50% senior notes due 2025 and received total proceeds of $494.1 million. During 2019, we issued $450.0 million of 4.50% senior notes due 2049 and $400.0 million of 4.00% senior notes due 2029 and received total proceeds of $841.9 million. During 2018, we issued $300.0 million of 6.25% junior subordinated notes due 2058 and received total proceeds of $290.7 million.

Cash used to repurchase shares of Unum Group's common stock during 2019 and 2018 was $400.3 million and $356.2 million, respectively. During 2020, 2019, and 2018 we paid dividends of $231.9 million, $229.2 million, and $215.6 million, respectively, to holders of Unum Group's common stock.

Included in financing cash flows during 2020 was $62.1 million of cash received related to the ALR cohort volatility agreement with Commonwealth.

See "Debt" contained herein in this Item 7, and Notes 8, 10, and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

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

There have been no other changes in the rating agencies' outlooks or ratings during 2020 or in 2021 prior to the date of this filling.

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

Interest Rate Risk

Our exposure to interest rate changes results from our holdings of financial instruments such as fixed rate investments, derivatives, and interest sensitive liabilities. Fixed rate investments include fixed maturity securities, mortgage loans, policy loans, and short-term investments. Fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, public utility bonds, corporate bonds, mortgage-backed securities, and redeemable preferred stock, all of which are subject to risk resulting from interest rate fluctuations. Certain of our financial instruments, fixed maturity securities and derivatives, are carried at fair value in our consolidated balance sheets. The fair value of these financial instruments may be adversely affected by changes in interest rates. A rise in interest rates may decrease the net unrealized gain related to these financial instruments, but may improve our ability to earn higher rates of return on new purchases of fixed maturity securities. Conversely, a decline in interest rates may increase the net unrealized gain, but new securities may be purchased at lower rates of return. Although changes in fair value of fixed maturity securities and derivatives due to changes in interest rates may impact amounts reported in our consolidated balance sheets, these changes will not cause an economic gain or loss unless we sell investments, terminate derivative positions, determine that an investment is impaired, or determine that a derivative instrument is no longer an effective hedge.

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

We measure our financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2020 and 2019 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2020 and 2019 are shown as follows:

	December 31, 2020
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities [1]		$44,137.3	$40,420.9	$(3,716.4)
Mortgage Loans		2,641.8	2,480.9	(160.9)
Policy Loans, Net of Reinsurance Ceded		460.2	436.7	(23.5)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs [2]		$(6,110.5)	$(3,003.6)	$3,106.9
Long-term Debt		(3,887.4)	(3,560.0)	327.4

Derivatives [1]
Swaps	$732.5	$(39.4)	$(97.6)	$(58.2)
Forwards	11.9	(0.5)	(0.1)	0.4
Embedded Derivative in Modified Coinsurance Arrangement		(39.8)	(35.0)	4.8

	December 31, 2019
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities [1]		$47,443.7	$43,612.8	$(3,830.9)
Mortgage Loans		2,556.3	2,391.5	(164.8)
Policy Loans, Net of Reinsurance Ceded		420.8	389.7	(31.1)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs [2]		$(5,441.1)	$(2,626.8)	$2,814.3
Long-term Debt		(3,239.0)	(2,940.1)	298.9

Derivatives [1]
Swaps	$872.5	$(7.2)	$(36.5)	$(29.3)
Forwards	8.9	0.1	(0.1)	(0.2)
Embedded Derivative in Modified Coinsurance Arrangement		(22.8)	(22.7)	0.1

1 These financial instruments are carried at fair value in our consolidated balance sheets. Changes in fair value resulting from changes in interest rates may affect the fair value at which the item is reported in our consolidated balance sheets. The corresponding offsetting change is reported in other comprehensive income or loss, net of income tax, except for changes in the fair value of derivatives accounted for as fair value hedges or derivatives not designated as hedging instruments, the offset of which is reported as a component of net realized investment gain or loss.

2 The adjustment to reserves and deferred acquisition costs for unrealized investment gains and losses reflects the adjustments to policyholder liabilities and deferred acquisition costs that would be necessary if the unrealized investment gains and losses related to the fixed maturity securities had been realized. Changes in this adjustment are also reported as a component of other comprehensive income or loss, net of income tax.

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

We remain in an environment of low interest rates, which continues to place pressure on our profit margins as we invest cash flows to support our businesses. We estimate that we will have approximately $2.4 billion of investable cash flows in 2021. Assuming interest rates and credit spreads remain constant throughout 2022 at the January 2021 market levels, our net investment income would decrease by an immaterial amount in both 2021 and 2022 as a result of the investment of cash flows at levels below our current expectations. This interest rate scenario does not give consideration to the effect of other factors which could impact these results, such as changes in the bond market and changes in hedging strategies and positions, nor does it consider the potential change to our discount rate reserve assumptions and any mitigating factors such as pricing adjustments. In addition, a continued low or declining interest rate environment may also result in an increase in the net periodic benefit costs for our pension plans, but we do not believe it would materially affect net income in 2021 or 2022.

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

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2020 and 2019 levels, stockholders' equity as reported in U.S. dollars would have been lower by approximately $76 million and $68 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2020 and 2019, adjusted operating income, as reported in U.S. dollars, would have decreased approximately $7 million and $10 million, respectively. Our Polish operations are currently not a significant portion of our overall operations and any changes in the dollar exchange rate would not represent a material impact to our reported financial results in U.S. dollars.

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

Our employees have an obligation to report issues that they believe will have a material financial, reputational, or regulatory impact to the Company. We offer several channels for employees to report their issues or concerns and encourage employees to use the channel that is most appropriate for their situation. We recommend that an employee initially discuss their concerns with their manager; however, if that channel is not appropriate an employee may use any of the other reporting channels available. By employing various approaches, we have established a culture that supports candid discussion and reporting of risks, and empowers our employees to take ownership for risk management.

Our culture is reinforced by our system of risk governance. We employ a multi-layered risk control system. Our lines of defense model is depicted below.

1st Line: Own and Manage	2nd Line: Oversee	3rd Line: Independent Assurance
Business processes and procedures employed throughout the Company through which management assumes and monitors significant risks	Governing bodies chartered with oversight of activities within the 1st and 2nd lines of defense, mitigation of substantial exposures, and management of emerging risks	Independent assurance on the effectiveness of governance, risk management, and internal control performed by internal audit and the board of directors

Business units are primarily responsible for managing their principal risks. Our risk committees and other governing bodies serve as risk and control functions responsible for providing risk oversight, or the second line of risk control. Our internal audit team provides periodic independent reviews and assurance activities serving as our third line of risk control.

In addition, our board has an active role, as a whole and through its committees, in overseeing management of our risks. The board is responsible for the oversight of strategic risk and regularly reviews information regarding our capital, liquidity, and operations, as well as the risks associated with each. The risk and finance committee of the board is responsible for oversight of our risk management process, including financial risk, operational risk, and any other risk not specifically assigned to another board committee. It also is responsible for oversight of risks associated with investments, capital and financing plans and activities, and related financial matters, including matters pertaining to our Closed Block segment. The risk and finance committee also oversees risks arising under our information security and business resiliency programs, including cybersecurity, disaster recovery, and business continuity risks, although other committees oversee cyber-related operational risks as necessary to carry out their responsibilities. The audit committee of the board is responsible for oversight of risks relating to financial reporting risk and certain operational risks. The human capital committee of the board is responsible for oversight of risks relating to our compensation plans and programs. The regulatory compliance committee of the board is responsible for oversight of risks related to regulatory, compliance, policy, and legal matters, both current and emerging, and whether of a local, state, federal, or international nature. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks in addition to the risk information it receives directly.

Our executive risk management committee is responsible for overseeing our enterprise-wide risk management program. The chief risk officer, who is a member of the executive risk management committee, has primary responsibility for our ERM program and is supported by management committees and other governing bodies. These committees are responsible for identifying, measuring, reporting, and managing strategic insurance and operational risks within their respective areas, consistent with enterprise risk management guidance.

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

Risk Identification and Prioritization

Risk identification and prioritization is an ongoing process, whereby we identify and assess our risk positions and exposures, including notable risk events. Additionally, we identify emerging risks and analyze how material future risks might affect us. Knowing the potential risks we face, allows us to monitor and manage their potential effects including adjusting our strategies as appropriate and holding capital levels which provide financial flexibility. Business process owners, supported by the ERM program, have primary responsibility for identifying and prioritizing risks within their respective areas.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Unum Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reserves for Long Term Care Policy and Contract Benefits
Description of the Matter	The Company’s reserves for individual and group long-term care policy and contract benefits are $12.8 billion of the $49.7 billion of Reserves for Future Policy and Contract Benefits on the consolidated balance sheet as of December 31, 2020. The two primary categories of long-term care reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported. Notes 1 and 6 to the consolidated financial statements describe the accounting for these reserves.

Policy reserves are established based on a gross premium valuation method to estimate the difference between projected future policy benefits and future premiums utilizing assumptions established as of the most recent loss recognition. Claim reserves are established based on a tabular reserve methodology representing assumptions reflecting the best estimate of the present value of the liability for future claim payments and claim adjustment expenses. Management is required to evaluate its long-term care reserves each period to determine if a reserve deficiency exists. There is significant uncertainty in estimating long-term care reserves given the extended period over which claims are paid and sensitivity of the estimate to assumptions, including morbidity, mortality, claims incidence and resolutions, persistency, interest rates, and future premium rate increases. In connection with the annual review of long-term care policy and claim reserve adequacy, the Company increased its long-term care policy and claim reserves by $151.5 million as of December 31, 2020.

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

To test long-term care policy and contract benefits liability we performed audit procedures, with the assistance of our actuarial specialists, that included, among others, an evaluation of the methodologies applied by management’s actuarial specialists with those methods used in prior periods. We evaluated the significant assumptions used by management in determining the policy and claims reserves by comparing the significant assumptions, including expected morbidity, mortality, claims incidence and resolutions, persistency, interest rates, and future premium rate increases to historical assumptions, prior actual experience, policyholder experience studies performed by management, available industry information, observable market data, or management’s estimates of prospective changes in these assumptions. In addition, we performed a review of the historical results of the development of the estimate, assessed management’s annual reserve adequacy test, evaluated the reasonableness of the additional reserves resulting from the reserve adequacy test, and performed an independent recalculation of policy and contract benefit reserves for a sample of contracts which we compared to the actuarial model used by management.

Accounting for Reinsurance of Closed Block Individual Disability Insurance
Description of the Matter	As discussed in Note 12 to the consolidated financial statements, in December 2020, the Company entered into a series of agreements (collectively referred to as the "reinsurance agreement") to reinsure a substantial portion of the closed block individual disability insurance business (IDI Closed Block) to Commonwealth Annuity and Life Insurance Company (Commonwealth) with a reinsurance effective date of July 1, 2020. The Company ceded $6.1 billion of disabled life reserves on a coinsurance basis along with transferring $6.7 billion of fixed maturity securities and cash supporting the reserves and payment of a $438 million ceding commission to Commonwealth. In addition, the Company provided a 12-year volatility cover for the active life reserve cohort of the IDI Closed Block in exchange for a payment of $62 million from Commonwealth. The transfer of the disabled life reserves were accounted for as reinsurance and the active life cohort was accounted for using the deposit method. The Company recorded a cost of reinsurance asset of $815.7 million for this transaction that will be amortized over the remaining life of the IDI Closed Block.

Auditing the reinsurance of the closed block individual disability insurance was complex due to multiple elements of the transaction including the assessment of risk transfer, determination of the cost of reinsurance asset, accounting for transfers of assets and liabilities and recording of the reinsurance recoverable amounts.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the reinsurance agreement process including, among others, controls related to whether the agreement passes risk transfer, the determination of the cost of reinsurance, and the accounting for transfers of assets and liabilities and recording of the reinsurance recoverable amounts.

Our audit procedures included, among others, assessing the terms of the reinsurance agreement with Commonwealth, evaluating management’s risk transfer conclusion, testing the calculation of the cost of reinsurance and the recognized investments gains and benefit expense amounts, and testing the reinsurance recoverable recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Chattanooga, Tennessee
February 17, 2021

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2020	2019
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $36,546.5; $41,079.3; allowance for credit losses of $6.8; $—)	$44,137.3	$47,443.7
Mortgage Loans (net of allowance for credit losses of $13.1; $—)	2,432.1	2,397.0
Policy Loans	3,683.9	3,779.5
Other Long-term Investments	960.2	844.2
Short-term Investments	1,470.0	1,294.5
Total Investments	52,683.5	55,758.9

Other Assets
Cash and Bank Deposits	197.0	84.1
Accounts and Premiums Receivable (net of allowance for credit losses of $38.8; $10.3)	1,519.3	1,602.9
Reinsurance Recoverable (net of allowance for credit losses of $11.7; $—)	10,666.0	4,780.7
Accrued Investment Income	611.4	693.0
Deferred Acquisition Costs	2,272.6	2,324.0
Goodwill	353.0	351.7
Property and Equipment	498.0	534.1
Income Tax Receivable	72.7	—
Other Assets	1,752.3	884.0

Total Assets	$70,625.8	$67,013.4

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2020	2019
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,855.4	$1,745.5
Reserves for Future Policy and Contract Benefits	49,653.0	47,780.1
Unearned Premiums	349.3	363.9
Other Policyholders’ Funds	1,663.9	1,599.7
Income Tax Payable	—	256.7
Deferred Income Tax	416.1	95.4
Short-term Debt	—	399.7
Long-term Debt	3,345.7	2,926.9
Other Liabilities	2,471.4	1,880.5

Total Liabilities	59,754.8	57,048.4

Commitments and Contingent Liabilities - Note 14

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 306,566,572 and 305,813,326 shares	30.7	30.6
Additional Paid-in Capital	2,376.2	2,348.1
Accumulated Other Comprehensive Income	374.2	37.3
Retained Earnings	11,269.6	10,728.7
Treasury Stock - at cost: 102,876,514 shares	(3,179.7)	(3,179.7)

Total Stockholders' Equity	10,871.0	9,965.0

Total Liabilities and Stockholders' Equity	$70,625.8	$67,013.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars, except share data)
Revenue
Premium Income	$9,378.1	$9,365.6	$8,986.1
Net Investment Income	2,360.7	2,435.3	2,453.7
Net Realized Investment Gain (Loss)	1,199.1	(23.2)	(39.5)
Other Income	224.2	221.2	198.2
Total Revenue	13,162.1	11,998.9	11,598.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	8,972.9	7,496.2	8,020.4
Commissions	1,057.3	1,122.7	1,108.4
Interest and Debt Expense	188.2	177.4	167.3
Cost Related to Early Retirement of Debt	—	27.3	—
Deferral of Acquisition Costs	(576.2)	(658.6)	(668.0)
Amortization of Deferred Acquisition Costs	606.1	609.9	565.5
Compensation Expense	953.2	898.3	885.9
Other Expenses	996.6	943.6	891.2
Total Benefits and Expenses	12,198.1	10,616.8	10,970.7

Income Before Income Tax	964.0	1,382.1	627.8

Income Tax Expense (Benefit)
Current	(116.6)	274.8	227.4
Deferred	287.6	7.0	(123.0)
Total Income Tax Expense	171.0	281.8	104.4

Net Income	$793.0	$1,100.3	$523.4

Net Income Per Common Share
Basic	$3.89	$5.25	$2.38
Assuming Dilution	$3.89	$5.24	$2.38

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unum Group and Subsidiaries

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Net Income	$793.0	$1,100.3	$523.4

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $250.2; $757.0; $(614.2))	983.0	2,870.9	(2,314.5)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $(138.2); $(511.7); $371.7)	(531.2)	(1,942.6)	1,411.8
Change in Net Gain on Hedges (net of tax benefit of $23.8; $17.0; $8.2)	(90.0)	(62.8)	(31.7)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $(4.3); $0.2; $(0.6))	20.3	23.6	(50.7)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(34.8); $(9.3); $17.0)	(45.2)	(37.6)	60.9
Total Other Comprehensive Income (Loss)	336.9	851.5	(924.2)

Comprehensive Income (Loss)	$1,129.9	$1,951.8	$(400.8)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$30.6	$30.5	$30.5
Common Stock Activity	0.1	0.1	—
Balance at End of Year	30.7	30.6	30.5

Additional Paid-in Capital
Balance at Beginning of Year	2,348.1	2,321.7	2,303.3
Common Stock Activity	28.1	26.4	18.4
Balance at End of Year	2,376.2	2,348.1	2,321.7

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	37.3	(814.2)	127.5
Adjustment to Adopt Accounting Standard Update - Note 1	—	—	(17.5)
Balance at Beginning of Year, as Adjusted	37.3	(814.2)	110.0
Other Comprehensive Income (Loss)	336.9	851.5	(924.2)
Balance at End of Year	374.2	37.3	(814.2)

Retained Earnings
Balance at Beginning of Year	10,728.7	9,863.1	9,542.2
Adjustment to Adopt Accounting Standard Update - Note 1	(18.9)	(3.4)	14.5
Balance at Beginning of Year, as Adjusted	10,709.8	9,859.7	9,556.7
Net Income	793.0	1,100.3	523.4
Dividends to Stockholders (per common share: $1.14; $1.09; $0.98)	(233.2)	(231.3)	(217.0)
Balance at End of Year	11,269.6	10,728.7	9,863.1

Treasury Stock
Balance at Beginning of Year	(3,179.7)	(2,779.3)	(2,428.6)
Purchases of Treasury Stock	—	(400.4)	(350.7)
Balance at End of Year	(3,179.7)	(3,179.7)	(2,779.3)

Total Stockholders' Equity at End of Year	$10,871.0	$9,965.0	$8,621.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$793.0	$1,100.3	$523.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	242.9	37.5	(4.7)
Change in Deferred Acquisition Costs	29.9	(48.7)	(102.5)
Change in Insurance Reserves and Liabilities	1,610.0	376.1	1,193.1
Change in Income Taxes	(31.3)	248.2	(39.1)
Change in Other Accrued Liabilities	160.1	51.3	(10.1)
Non-cash Components of Net Investment Income	(120.5)	(237.9)	(211.1)
Net Realized Investment (Gain) Loss	(1,199.1)	23.2	39.5
Depreciation	113.6	110.1	101.4
Cash Related to Reinsurance Agreement	(1,084.6)	—	—
Other, Net	83.5	81.5	46.6
Net Cash Provided by Operating Activities	597.5	1,741.6	1,536.5

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	990.8	955.2	642.5
Proceeds from Maturities of Fixed Maturity Securities	2,052.4	2,401.0	2,815.4
Proceeds from Sales and Maturities of Other Investments	237.0	363.5	454.0
Purchase of Fixed Maturity Securities	(3,169.6)	(4,022.4)	(3,861.7)
Purchase of Other Investments	(440.6)	(568.5)	(623.2)
Net Sales (Purchases) of Short-term Investments	(133.1)	(267.6)	200.5
Net Increase (Decrease) in Payables for Collateral on Investments	314.5	(104.1)	(268.1)
Acquisition of Business (Net of Cash Acquired)	—	—	(145.4)
Net Purchases of Property and Equipment	(119.1)	(150.9)	(144.1)
Other, Net	—	0.3	—
Net Cash Used by Investing Activities	(267.7)	(1,393.5)	(930.1)

Cash Flows from Financing Activities
Short-term Debt Repayment	(400.0)	—	(200.0)
Issuance of Long-term Debt	494.1	841.9	290.7
Long-term Debt Repayment	(80.0)	(493.1)	(60.0)
Cost Related to Early Retirement of Debt	—	(25.9)	—
Issuance of Common Stock	4.4	6.1	4.6
Repurchase of Common Stock	—	(400.3)	(356.2)
Dividends Paid to Stockholders	(231.9)	(229.2)	(215.6)
Cash Received Related to Active Life Volatility Cover Agreement	62.1	—	—
Other, Net	(65.6)	(57.5)	(53.3)
Net Cash Used by Financing Activities	(216.9)	(358.0)	(589.8)

Net Increase (Decrease) in Cash and Bank Deposits	112.9	(9.9)	16.6

Cash and Bank Deposits at Beginning of Year	84.1	94.0	77.4

Cash and Bank Deposits at End of Year	$197.0	$84.1	$94.0

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

Fixed Maturity Securities: Fixed maturity securities include long-term bonds and redeemable preferred stocks. Our fixed maturity securities are classified as available-for-sale and reported at fair value. Changes in the fair value of available-for-sale fixed maturity securities, except for amounts related to impairment and credit losses recognized in earnings, are reported as a component of other comprehensive income. These amounts are net of income tax and valuation adjustments to deferred acquisition costs and reserves for future policy and contract benefits which would have been recorded had the related unrealized gain or loss on these securities been realized.

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

In determining when a decline in fair value below amortized cost of a fixed maturity security is a credit loss, we evaluate available information, both positive and negative, in reaching our conclusions. In particular, we consider the strength of the issuer's balance sheet, its debt obligations and near-term funding requirements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. Although all available and applicable factors are considered in our analysis, our expectation of recovering the entire amortized cost basis of the security, whether we intend to sell the security, whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost, and whether the security is current on principal and interest payments are the most critical factors in determining whether impairments represent credit losses. The significance of the decline in value is also an important factor, but we generally do not record an impairment loss based solely on this factor, since often other more relevant factors will impact our evaluation of a security.

For securities with a decline in fair value below amortized costs which we intend to sell or more likely than not will be required to sell before recovery in value, the amortized cost of the investment is written down to fair value through earnings, and an impairment loss is recognized in the current period. For securities that we believe are impaired and which we do not intend to sell and it is not more likely than not that we will be required to sell before recovery in value, we calculate an allowance for credit losses recognized in earnings which generally represents the difference between the amortized cost of the security and the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition and limited by the difference between amortized cost and fair value of the security. For fixed maturity securities for which we have recognized an allowance for credit loss through earnings, if through subsequent evaluation there is a significant increase in expected cash flows, the allowance is reduced and is recognized as a reduction to credit losses in the current period. See Notes 2 and 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Mortgage Loans: Mortgage loans are generally held for investment and are carried at amortized cost less an allowance for expected credit losses. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Prepayment penalties are recognized as investment income when received. For mortgage loans on which collection of interest income is uncertain, we discontinue the accrual of interest and recognize it in the period when an interest payment is received. We typically do not resume the accrual of interest on mortgage loans on nonaccrual status until there are significant improvements in the underlying financial condition of the borrower. We consider a loan to be delinquent if full payment is not received in accordance with the contractual terms of the loan.

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

Policy Loans: Policy loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $3,390.6 million and $3,490.6 million of policy loans ceded to reinsurers at December 31, 2020 and 2019, respectively.

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

Investment real estate is primarily comprised of property held for the production of income and property held for sale. Property held for the production of income is carried at cost less accumulated depreciation and any write-downs to fair value for impairment losses. Depreciation is recorded on a straight-line basis over the estimated useful life of the asset. A review for impairment is made whenever events or circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the carrying value of the property exceeds the expected undiscounted cash flows generated from the property, at which point the carrying value is written down to an estimated fair value. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such.

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

Allowance for Credit Losses on Premiums Receivable: We establish an allowance for credit losses on premiums receivable, which is deducted from the gross amount of our receivable balance, to present the net amount we expect to collect on this asset. The allowance is forward-looking in nature and is calculated based on considerations regarding both historical events and future expectations. Periodic changes in the allowance are recorded through earnings.

The allowance on our premiums receivable is primarily determined using an aging analysis as well as historical lapse and delinquency rates by line of business, adjusted for key factors that may impact our future expectation of premium receipts such as changes in customer demographics, business practices, economic conditions, and product offerings. We write off premiums receivable amounts when determined to be uncollectible, which is based on various factors, including the aging of premiums receivable past the due date and specific communication with customers. At January 1, 2020 and December 31, 2020, the allowance for expected credit losses on premium receivables was $23.8 million and $38.8 million, respectively, on gross premium receivables of $543.0 million and $525.8 million, respectively. The allowance at January 1, 2020 includes amounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

that were previously established at December 31, 2019. The allowance increased $15.0 million during the year ended December 31, 2020, primarily due to the uncertainty of collectability resulting from the impacts of COVID-19, partially offset by premium due write-offs and a decrease in the premium due balance. The primary factors considered in establishing the additional allowance were the recent increase in unemployment levels and the general uncertainty around the financial condition of some of our customers.

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

Loss recognition testing is performed on an annual basis, or more frequently if appropriate, using best estimate assumptions as to future experience as of the date of the test. Insurance contracts are grouped for each major product line within a segment when we perform the loss recognition tests. If loss recognition testing indicates that deferred acquisition costs are not recoverable, the deficiency is charged to expense.

Goodwill: Goodwill is the excess of the amount paid to acquire a business over the fair value of the net assets acquired. We review the carrying amount of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount might not be recoverable. Goodwill impairment testing compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit to which the goodwill relates is less than the carrying amount of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the reporting unit in an amount not to exceed the total amount of goodwill allocated to the reporting unit.

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $1,239.9 million and $1,195.3 million as of December 31, 2020 and 2019, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits from surrender charges, mortality margins, investment returns, and expense margins for interest sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $83.8 million and $88.7 million at December 31, 2020 and 2019, respectively. The accumulated amortization for value of business acquired was $153.7 million and $144.1 million as of December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $6.1 million, $7.1 million, and $6.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

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

We determine if an arrangement is a lease at inception through a formal process that evaluates our right to control the use of an identified asset for a period of time in exchange for consideration. We account for the lease and non-lease components of our building leases separately and have elected to use the available practical expedient to account for the lease and non-lease components of our equipment leases as a single component. All of our leases are classified as operating. For each operating lease, we calculate a lease liability at commencement date based on the present value of lease payments over the lease term and a corresponding ROU asset, adjusted for lease incentives. We do not recognize right-of-use assets and lease liabilities that arise from short-term leases for any class of underlying asset.

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

Where applicable, gains or costs recognized on reinsurance transactions are generally deferred and amortized into earnings based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits for interest sensitive insurance policies. Gains or costs recognized on reinsurance transactions for non-interest sensitive products for which we no longer receive premiums are generally deferred and amortized into earnings based upon expected claim reserve patterns. The cost of reinsurance included in other assets in our consolidated balance sheet at December 31, 2020 was $813.0 million. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2020 and December 31, 2019 was $5.6 million and $8.5 million, respectively.

Under ceded reinsurance agreements wherein we are not relieved of our legal liability to our policyholders, if the assuming reinsurer is unable to meet its obligations, we remain contingently liable. We evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. We may also require assets in trust, letters of credit, or other acceptable collateral to support our reinsurance recoverable balances. We estimate an allowance for expected credit losses for our reinsurance recoverable balance using a probability of default approach which incorporates key inputs and assumptions regarding historical insurer liquidation rates, counterparty credit ratings, and collateral received. Liquidation rates are derived from rating agency studies covering domestic insurers and are based on historical liquidation trends according to their respective credit ratings. When calculating our allowance, we apply these liquidation rates to the net amount of our credit exposure, which considers collateral arrangements such as letters of credit and trust accounts. We evaluate the factors used to determine our allowance on a quarterly basis to consider material changes in our assumptions and make adjustments accordingly. At January 1, 2020 and December 31, 2020, the allowance for expected credit losses on reinsurance recoverables was $1.8 million and $11.7 million, respectively. The allowance increased $9.9 million during the year ended December 31, 2020, primarily due to an increase in the reinsurance recoverable balance, changes in certain counterparty credit ratings, and changes in our assumptions about the recoverability of receivables from certain counterparties. See Note 12.

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2020, 2019, and 2018, premium tax expense was $175.5 million, $170.1 million, and $155.8 million, respectively.

Stock-Based Compensation: The cost of stock-based compensation is generally measured based on the grant-date fair value of the award. The Black-Scholes options valuation model is used for estimating the fair value of stock options, and the Monte-Carlo valuation model is used for estimating the fair value of performance units. Restricted stock units and stock success units are valued based on the fair value of common stock at the grant date. Stock-based awards are expensed over the requisite service period, or for performance units over the requisite service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied, with an offsetting increase to additional paid-in capital in stockholders' equity. Forfeitures of stock-based awards are recognized as they occur. See Note 11.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $319.8 million and $311.2 million at December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2020:

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements

ASC 350 "Intangibles - Goodwill and Other"	This update eliminated the requirement to calculate the implied fair value of goodwill (the second step in the current two-step test) to measure a goodwill impairment charge. Instead, entities should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value, with the loss not to exceed the total amount of goodwill allocated to that reporting unit. This guidance was applied in the period of adoption.	January 1, 2020	The adoption of this update did not have an effect on our financial position or results of operations.

ASC 820 "Fair Value Measurement"	This update amended the fair value measurement guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removed certain disclosures related to Level 1 and Level 2 transfers and removed the discussion regarding valuation processes of Level 3 fair value measurements. The update modified guidance related to investments in certain entities that calculate net asset value to explicitly require disclosure regarding timing of liquidation of the investee's assets and timing of redemption restrictions. The update added disclosures around the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 investments held at the end of the reporting period and adds disclosures regarding certain unobservable inputs on Level 3 fair value measurements. The guidance was applied both retrospectively and prospectively, depending on the specific requirement of the update.	December 31, 2018 for the removal and modification of certain disclosures and January 1, 2020 for the addition of certain disclosures.	The adoption of this update modified our disclosures but did not have an impact on our financial position or results of operations.

ASC 715 "Compensation - Retirement Benefits"	This update amends the defined benefit pension and other postretirement benefit guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removes the requirement to disclose the effects of a one-percentage point change in the assumed healthcare cost trend and the requirement to disclose amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost of the next year. This update adds a requirement to describe the reasons for significant gains and losses related to changes in the benefit obligation for the period. The update also clarifies that the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) and fair value of plan assets are to be disclosed for plans with PBOs or ABOs in excess of plan assets. The guidance is to be applied retrospectively and early adoption is permitted.	December 31, 2020	The adoption of this update modified our disclosures but did not have an impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements
ASC 326 "Financial Instruments - Credit Losses"	This update amended the guidance on the impairment of financial instruments. The update added an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses and will generally result in earlier recognition of allowances for losses. The current expected credit loss model applies to financial instruments such as mortgage loans, fixed maturity securities classified as held-to-maturity, and certain receivables. The update also modified the other-than-temporary impairment model used for available-for-sale fixed maturity securities such that credit losses are recognized as an allowance rather than as a reduction in the amortized cost of the security. The reversal of previously recognized credit losses on available-for-sale fixed maturity securities is allowed under specified circumstances. Additional disclosures are also required, including information used to develop the allowance for losses. The guidance was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For available-for-sale fixed maturity securities, the update was applied prospectively. Other-than-temporary impairment losses recognized on available-for-sale fixed maturity securities prior to adoption of the update cannot be reversed. This guidance was applied in the period of adoption.	January 1, 2020	See the summary table below for the financial statement impacts of this adoption on our financial statement line items at January 1, 2020. In addition, see Note 3 of the "Notes to Consolidated Financial Statements" contained herein in this Item 1 for the additional disclosures required by the update.

Summary of Financial Statement Impacts of Accounting Updates Adopted in 2020:

	Balance at December 31, 2019	Balance at January 1, 2020	Effect of Change
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2019:

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements

ASC 220 "Income Statement - Reporting Comprehensive Income"	This update allowed entities to make an accounting policy election to reclassify the disproportionate tax effects arising as a result of the recognition of the enactment of the tax bill, H.R.1, An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, more commonly known as TCJA, from accumulated other comprehensive income to retained earnings. Tax effects that are disproportionate in accumulated other comprehensive income for reasons other than the TCJA may not be reclassified. This update required additional disclosures on whether an entity elects to reclassify the disproportionate tax effects and its policy for releasing tax effects from accumulated other comprehensive income.	January 1, 2019	The adoption of this update expanded certain of our disclosures but had no impact on our financial position or results of operations because we did not make the optional accounting policy election to reclassify the disproportionate tax effects resulting from the TCJA from accumulated other comprehensive income to retained earnings.

ASC 310 "Receivables - Nonrefundable Fees and Other Costs"	This update shortened the amortization period to the earliest call date for certain callable debt securities held at a premium. This update did not impact securities held at a discount.	January 1, 2019	The adoption of this update did not have a material impact on our financial position or results of operations.

ASC 718 "Compensation - Stock Compensation"	This update generally aligned the accounting guidance for share-based payments issued to non-employees with guidance for share-based payments issued to employees. Specifically, the update required non-employee share-based payments to be measured using the grant date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered rather than being remeasured through the performance completion date. Additionally, for non-employee share-based payments that contain performance conditions, the update changed the criteria regarding the recognition of compensation cost to when achievement of a performance condition is probable rather than upon actual achievement of the performance condition.	January 1, 2019	The adoption of this update did not have an impact on our financial position or results of operations.

ASC 842 "Leases"	This update changed the accounting for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of lease payments, and a corresponding asset, adjusted for certain items, is also recorded. Expense recognition for lessees remained similar to previous accounting requirements for capital and operating leases. For lessors, the guidance modified the classification criteria and the accounting for sales-type and direct financing leases. The guidance was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption. In addition, the package of practical expedients available to leases that commenced prior to the date of adoption was applied.	January 1, 2019	The adoption of this update resulted in the recognition of a lease liability of $122.0 million, with a corresponding right-of-use asset of $117.7 million, less an immaterial cumulative-effect decrease to retained earnings of $3.4 million related to our operating leases. There were also immaterial impacts to deferred income tax and income tax payable. This update did not have an impact on our results of operations, but it expanded our disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Outstanding:

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 740 "Income Taxes"	The amendments in this update simplify the accounting for income taxes by removing certain exceptions in the guidance related to the following: 1. losses in continuing operations when there is income in other items, 2. foreign subsidiaries becoming equity method investments and vice versa, and 3. year-to-date interim period losses exceeding anticipated loss for the year. The amendments also simplify the accounting for income taxes related to the following: 1. franchise taxes partially based on income, 2. step up in the tax basis of goodwill, 3. allocation of tax expense to entities not subject to tax, 4. enacted changes in tax law or rates in interim periods, and 5. employee stock ownership programs and investments in qualified affordable housing projects accounted for using the equity method.	January 1, 2021	The adoption of this update will not have a material effect on our financial position or results of operations.
ASC 848 "Reference Rate Reform"	The amendments in this update provide optional guidance, for a limited period of time, to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The guidance allows for various practical expedients and exceptions when applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Specifically, the guidance provides certain practical expedients for contract modifications, fair value hedges, and cash flow hedges and also provides certain exceptions related to changes in the critical terms of a hedging relationship. The guidance also allows for a one-time election to sell or transfer debt securities that were both classified as held-to-maturity prior to January 1, 2020 and reference a rate affected by the reform.	Adoption is permitted as of the beginning of the interim period that includes March 12, 2020 (the issuance date of the update), or any date thereafter, through December 31, 2022, at which point the guidance will sunset.	We have not yet determined the impact on our financial position or results of operations if we elect to adopt this guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 944 "Financial Services - Insurance"	This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income. These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. The update also requires that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in other comprehensive income. This update also simplifies the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations but are no longer subject to an impairment test. Significant additional disclosures will also be required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. The application of this guidance will vary based upon the specific requirements of the update but will generally result in either a modified retrospective or full retrospective approach with changes applied as of the beginning of the earliest period presented. Early adoption is permitted.	January 1, 2023	We are currently evaluating the impact of the update and expect that the adoption may have a material impact on our financial position and results of operations. The update will also significantly expand our disclosures.

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

At December 31, 2020, approximately 9.6 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 90.4 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•74.9 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•10.4 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•5.1 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. We analyze credit default swap spreads relative to the average credit spread embedded within the London Interbank Offered Rate (LIBOR)-setting syndicate in determining the effect of credit risk on our derivatives' fair values.  If net counterparty credit risk for a derivative asset is determined to be material and is not adequately reflected in the LIBOR-based fair value obtained from our pricing sources, we adjust the valuations obtained from our pricing sources. For purposes of valuing net counterparty risk, we measure the fair value of a group of financial assets and financial liabilities on the basis of the price that would be received to sell a net long position or transfer a net short position for a particular risk exposure in an orderly transaction between market participants at the measurement date under current market conditions. In regard to our own credit risk component, we adjust the valuation of derivative liabilities wherein the counterparty is exposed to our credit risk when the LIBOR-based valuation of our derivatives obtained from pricing sources does not effectively include an adequate credit component for our own credit risk.
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
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		December 31, 2020
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$233.3	Not redeemable	$178.9
		40.4	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	1.3
Total Private Credit		273.7		180.2

Private Equity	(b)	232.6	Not redeemable	191.0
		9.2	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	34.3
Total Private Equity		241.8		225.3

Real Assets	(c)	176.3	Not redeemable	185.2
		55.7	Quarterly / 90 days notice	—
Total Real Assets		232.0		185.2

Total Partnerships		$747.5		$590.7

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

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of December 31, 2020, the estimated remaining life of the investments that do not allow for redemptions is approximately 37 percent in the next 3 years, 38 percent during the period from 3 to 5 years, 22 percent during the period from 5 to 10 years, and 3 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of December 31, 2020, the estimated remaining life of the investments that do not allow for redemptions is approximately 20 percent in the next 3 years, 35 percent during the period from 3 to 5 years, 44 percent during the period from 5 to 10 years, and 1 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of December 31, 2020, the estimated remaining life of the investments that do not allow for redemptions is approximately 12 percent in the next 3 years, 23 percent during period from 3 to 5 years, 64 percent during the period from 5 to 10 years, and 1 percent during the period from 10 to 15 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	December 31, 2020
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$709.8	$—	$—	$709.8
States, Municipalities, and Political Subdivisions	—	4,245.7	15.5	—	4,261.2
Foreign Governments	—	1,146.4	21.8	—	1,168.2
Public Utilities	131.9	6,644.7	185.7	—	6,962.3
Mortgage/Asset-Backed Securities	—	1,026.4	81.3	—	1,107.7
All Other Corporate Bonds	4,089.4	24,886.1	943.1	—	29,918.6
Redeemable Preferred Stocks	—	9.5	—	—	9.5
Total Fixed Maturity Securities	4,221.3	38,668.6	1,247.4	—	44,137.3

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	19.7	—	—	19.7
Credit Default Swaps	—	0.1	—	—	0.1
Total Derivatives	—	19.8	—	—	19.8
Perpetual Preferred Equity Securities	8.4	15.2	4.7	—	28.3
Private Equity Partnerships	—	—	—	747.5	747.5
Total Other Long-term Investments	8.4	35.0	4.7	747.5	795.6
Total Financial Instrument Assets Carried at Fair Value	$4,229.7	$38,703.6	$1,252.1	$747.5	$44,932.9

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$0.5	$—	$—	$0.5
Foreign Exchange Contracts	—	59.2	—	—	59.2
Embedded Derivative in Modified Coinsurance Arrangement	—	—	39.8	—	39.8
Total Derivatives	—	59.7	39.8	—	99.5
Total Financial Instrument Liabilities Carried at Fair Value	$—	$59.7	$39.8	$—	$99.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

	December 31, 2019
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$412.8	$988.9	$—	$—	$1,401.7
States, Municipalities, and Political Subdivisions	—	3,321.6	41.8	—	3,363.4
Foreign Governments	—	995.9	21.8	—	1,017.7
Public Utilities	171.1	7,546.5	14.6	—	7,732.2
Mortgage/Asset-Backed Securities	—	1,444.6	34.1	—	1,478.7
All Other Corporate Bonds	4,114.4	27,695.5	600.5	—	32,410.4
Redeemable Preferred Stocks	—	39.6	—	—	39.6
Total Fixed Maturity Securities	4,698.3	42,032.6	712.8	—	47,443.7

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	27.0	—	—	27.0
Credit Default Swaps	—	0.5	—	—	0.5
Total Derivatives	—	27.5	—	—	27.5
Perpetual Preferred Equity Securities	—	28.0	4.6	—	32.6
Private Equity Partnerships	—	—	—	616.7	616.7
Total Other Long-term Investments	—	55.5	4.6	616.7	676.8
Total Financial Instrument Assets Carried at Fair Value	$4,698.3	$42,088.1	$717.4	$616.7	$48,120.5

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$0.6	$—	$—	$0.6
Foreign Exchange Contracts	—	34.0	—	—	34.0
Embedded Derivative in Modified Coinsurance Arrangement	—	—	22.8	—	22.8
Total Derivatives	—	34.6	22.8	—	57.4
Total Financial Instrument Liabilities Carried at Fair Value	$—	$34.6	$22.8	$—	$57.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2020
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) Included in		Purchases	Sales	Level 3 Transfers		Fair Value End of Year	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI[1]			Into	Out of		OCI[1]	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$41.8	$—	$2.2	$—	$—	$—	$(28.5)	$15.5	$1.7	$—
Foreign Governments	21.8	—	—	—	—	—	—	21.8	—	—
Public Utilities	14.6	—	3.8	—	—	175.9	(8.6)	185.7	3.7	—
Mortgage/Asset-Backed Securities	34.1	—	(3.0)	—	(67.9)	118.1	—	81.3	(3.5)	—
All Other Corporate Bonds	600.5	—	29.8	194.7	(36.1)	343.1	(188.9)	943.1	26.7	—
Total Fixed Maturity Securities	712.8	—	32.8	194.7	(104.0)	637.1	(226.0)	1,247.4	28.6	—

Perpetual Preferred Equity Securities	4.6	0.1	—	—	—	—	—	4.7	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	(22.8)	(17.0)	—	—	—	—	—	(39.8)	—	(17.0)

1Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

	Year Ended December 31, 2019
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Fair Value Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		Fair Value End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$2.8	$13.3	$—	$25.7	$—	$41.8
Foreign Governments	31.4	—	0.6	—	(10.2)	—	—	21.8
Public Utilities	84.7	—	0.8	—	—	6.0	(76.9)	14.6
Mortgage/Asset-Backed Securities	—	—	(2.7)	—	—	36.8	—	34.1
All Other Corporate Bonds	1,495.8	—	(3.1)	93.0	(86.0)	190.6	(1,089.8)	600.5
Redeemable Preferred Stocks	21.1	—	—	—	—	—	(21.1)	—
Total Fixed Maturity Securities	1,633.0	—	(1.6)	106.3	(96.2)	259.1	(1,187.8)	712.8

Perpetual Preferred Equity Securities	4.6	—	—	—	—	—	—	4.6
Embedded Derivative in Modified Coinsurance Arrangement	(31.1)	8.3	—	—	—	—	—	(22.8)

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

	December 31, 2020
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$45.7	Market Approach	Volatility of Credit	(b)	0.50% - 24.90% / 3.63%
Perpetual Preferred Equity Securities	4.7	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(39.8)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 1.0%

	December 31, 2019
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$119.2	Market Approach	Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c)	4.56% - 4.56% / 4.56% 0.35% - 17.68% / 2.2% Priced at Par
Perpetual Preferred Equity Securities	4.6	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(22.8)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 0.8%

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,390.6 million and $3,490.6 million as of December 31, 2020 and 2019, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	December 31, 2020
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,641.8	$—	$2,641.8	$2,432.1
Policy Loans	—	—	3,850.8	3,850.8	3,683.9
Other Long-term Investments
Miscellaneous Long-term Investments	—	28.2	29.3	57.5	57.5
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,670.0	$3,880.1	$6,550.1	$6,173.5

Liabilities
Long-term Debt	$2,393.1	$1,494.3	$—	$3,887.4	$3,345.7
Payable for Collateral on FHLB Funding Agreements	—	312.2	—	312.2	312.2
Other Liabilities
Unfunded Commitments	—	0.9	—	0.9	0.9
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,393.1	$1,807.4	$—	$4,200.5	$3,658.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments
Fixed Maturity Securities

At December 31, 2020 and 2019, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	December 31, 2020
	Amortized Cost	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$559.0	$—	$150.8	$—	$709.8
States, Municipalities, and Political Subdivisions	3,609.9	—	652.8	1.5	4,261.2
Foreign Governments	902.9	—	266.5	1.2	1,168.2
Public Utilities	5,486.4	—	1,481.9	6.0	6,962.3
Mortgage/Asset-Backed Securities	1,019.9	—	88.0	0.2	1,107.7
All Other Corporate Bonds	24,958.8	6.8	5,013.5	46.9	29,918.6
Redeemable Preferred Stocks	9.6	—	—	0.1	9.5
Total Fixed Maturity Securities	$36,546.5	$6.8	$7,653.5	$55.9	$44,137.3

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,246.1	$156.0	$0.4	$1,401.7
States, Municipalities, and Political Subdivisions	2,863.1	507.6	7.3	3,363.4
Foreign Governments	843.5	175.2	1.0	1,017.7
Public Utilities	6,436.7	1,303.7	8.2	7,732.2
Mortgage/Asset-Backed Securities	1,377.8	101.3	0.4	1,478.7
All Other Corporate Bonds	28,273.1	4,211.2	73.9	32,410.4
Redeemable Preferred Stocks	39.0	0.6	—	39.6
Total Fixed Maturity Securities	$41,079.3	$6,455.6	$91.2	$47,443.7

1Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2020
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
States, Municipalities, and Political Subdivisions	$133.4	$1.5	$0.1	$—
Foreign Governments	20.3	1.2	—	—
Public Utilities	76.3	3.7	25.4	2.3
Mortgage/Asset-Backed Securities	3.0	0.1	3.1	0.1
All Other Corporate Bonds	520.4	22.4	113.5	24.5
Redeemable Preferred Stocks	9.5	0.1	—	—
Total Fixed Maturity Securities	$762.9	$29.0	$142.1	$26.9

	December 31, 2019
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$110.2	$0.4	$—	$—
States, Municipalities, and Political Subdivisions	331.0	7.3	0.3	—
Foreign Governments	69.4	1.0	—	—
Public Utilities	168.3	2.6	37.0	5.6
Mortgage/Asset-Backed Securities	47.0	0.4	3.1	—
All Other Corporate Bonds	579.1	29.1	379.8	44.8
Total Fixed Maturity Securities	$1,305.0	$40.8	$420.2	$50.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2020
	Amortized Cost, Net of ACL	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$881.8	$19.5	$836.4	$2.9	$62.0
Over 1 year through 5 years	6,162.6	589.9	6,545.7	22.9	183.9
Over 5 years through 10 years	10,886.9	1,914.8	12,659.4	10.7	131.6
Over 10 years	17,588.5	5,041.3	22,089.2	19.2	521.4
	35,519.8	7,565.5	42,130.7	55.7	898.9
Mortgage/Asset-Backed Securities	1,019.9	88.0	1,101.6	0.2	6.1
Total Fixed Maturity Securities	$36,539.7	$7,653.5	$43,232.3	$55.9	$905.0

	December 31, 2019
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$821.5	$14.5	$832.6	$0.2	$3.2
Over 1 year through 5 years	6,286.2	456.5	6,423.4	41.7	277.6
Over 5 years through 10 years	13,570.8	1,688.3	14,881.3	14.6	363.2
Over 10 years	19,023.0	4,195.0	22,152.6	34.3	1,031.1
	39,701.5	6,354.3	44,289.9	90.8	1,675.1
Mortgage/Asset-Backed Securities	1,377.8	101.3	1,428.6	0.4	50.1
Total Fixed Maturity Securities	$41,079.3	$6,455.6	$45,718.5	$91.2	$1,725.2

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of December 31, 2020:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$40,637.2	$7,371.5	$18.1	32.4%
Below-Investment-Grade	3,500.1	282.0	37.8	67.6
Total Fixed Maturity Securities	$44,137.3	$7,653.5	$55.9	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At December 31, 2020, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
As of December 31, 2020, we held 47 individual investment-grade fixed maturity securities and 21 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 5 investment-grade fixed maturity securities and 13 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

While determining whether a credit loss exists is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of problem investments and the recording of credit losses on a timely basis for investments determined to have a credit loss. We calculate the allowance for credit losses of fixed maturity securities based on the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. When estimating future cash flows, we analyze the strength of the issuer’s balance sheet, its debt obligations and near-term funding arrangements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. As of December 31, 2020, with respect to the fixed maturity securities for which an allowance for credit losses was recognized, we do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of our estimated value.

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, all of which are classified as "all other corporate bonds" in the preceding tables, at December 31, 2020:

Year Ended
(in millions of dollars)
Balance, beginning of period	$—
Credit losses on securities for which credit losses were not previously recorded	44.5
Change in allowance due to change in intent to hold securities to maturity	(37.7)
Change in allowance on securities with allowance recorded in previous period	—
Balance, end of period	$6.8

At December 31, 2020, we had commitments of $21.0 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of December 31, 2020, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $776.8 million, comprised of $29.3 million of tax credit partnerships and $747.5 million of private equity partnerships. At December 31, 2019, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $675.1 million, comprised of $58.4 million of tax credit partnerships and $616.7 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Income Tax Credits	$33.2	$37.8	$41.4
Amortization, Net of Tax	(21.9)	(25.2)	(28.1)
Income Tax Benefit	$11.3	$12.6	$13.3

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $0.9 million of unfunded unconditional commitments at December 31, 2020. See Note 2 for commitments to fund private equity partnerships.

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

We adopted new accounting guidance that requires us to estimate an allowance for expected credit losses effective January 1, 2020. We carry our mortgage loans at amortized cost less the allowance for expected credit losses. The amortized cost of our mortgage loans was $2,445.2 million and $2,397.0 million at December 31, 2020 and December 31, 2019, respectively. The allowance for expected credit losses was $13.1 million at December 31, 2020. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $8.0 million and $8.3 million at December 31, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	December 31
	2020		2019
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$638.0	26.2%	$608.8	25.4%
Industrial	654.0	26.9	623.6	26.0
Office	517.8	21.3	549.3	22.9
Retail	575.6	23.7	567.5	23.7
Other	46.7	1.9	47.8	2.0
Total	$2,432.1	100.0%	$2,397.0	100.0%

Region
New England	$40.0	1.6%	$28.9	1.2%
Mid-Atlantic	202.5	8.2	184.5	7.7
East North Central	330.4	13.6	329.2	13.7
West North Central	196.1	8.1	215.4	9.0
South Atlantic	512.0	21.1	509.2	21.2
East South Central	110.0	4.5	114.3	4.8
West South Central	257.4	10.6	246.6	10.3
Mountain	268.8	11.1	268.2	11.2
Pacific	514.9	21.2	500.7	20.9
Total	$2,432.1	100.0%	$2,397.0	100.0%

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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	December 31
	2020		2019
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Rating
AA	$3.5	0.1%	$—	—%
A	510.0	21.0%	485.6	20.3%
BBB	1,863.0	76.6	1,911.4	79.7
BB	39.4	1.6	—	—
B	16.2	0.7	—	—
Total	$2,432.1	100.0%	$2,397.0	100.0%

Loan-to-Value Ratio
<= 65%	$1,189.4	48.9%	$1,215.1	50.7%
> 65% <= 75%	1,000.3	41.1	1,053.0	43.9
> 75% <= 85%	155.8	6.4	91.4	3.8
> 85%	86.6	3.6	37.5	1.6
Total	$2,432.1	100.0%	$2,397.0	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
The following table presents the amortized cost of our mortgage loans by year of origination and credit quality indicators at December 31, 2020:

	Prior to 2016	2016	2017	2018	2019	2020	Total
	(in millions of dollars)
Internal Rating
AA	$3.5	$—	$—	$—	$—	$—	$3.5
A	240.3	119.5	56.3	60.2	16.9	18.0	511.2
BBB	482.6	287.8	253.9	331.8	351.9	166.4	1,874.4
BB	29.4	—	10.5	—	—	—	39.9
B	16.2	—	—	—	—	—	16.2
Total Amortized Cost	772.0	407.3	320.7	392.0	368.8	184.4	2,445.2
Allowance for credit losses	(2.4)	(2.0)	(1.9)	(2.4)	(2.9)	(1.5)	(13.1)
Carrying Amount	$769.6	$405.3	$318.8	$389.6	$365.9	$182.9	$2,432.1

Loan-to-Value Ratio
<=65%	$598.5	$257.5	$139.0	$77.8	$82.8	$37.2	$1,192.8
>65<=75%	47.2	122.5	109.9	294.8	286.0	147.2	1,007.6
>75%<=85%	78.7	27.3	37.9	13.3	—	—	157.2
>85%	47.6	—	33.9	6.1	—	—	87.6
Total Amortized Cost	772.0	407.3	320.7	392.0	368.8	184.4	2,445.2
Allowance for credit losses	(2.4)	(2.0)	(1.9)	(2.4)	(2.9)	(1.5)	(13.1)
Carrying Amount	$769.6	$405.3	$318.8	$389.6	$365.9	$182.9	$2,432.1

The following table presents a rollforward of allowance for expected credit losses by loan-to-value ratio:

	Year Ended December 31, 2020
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$2.8	$0.6	$—	$—	$3.4
>65<=75%	4.6	2.7	—	—	7.3
>75%<=85%	0.5	0.8	—	—	1.3
>85%	0.4	0.7	—	—	1.1
Total	$8.3	$4.8	$—	$—	$13.1

The increase in our estimate of expected losses during the year ended December 31, 2020 is primarily due to the expected impact of COVID-19, specifically impacts to underlying commercial real estate values, and reflects market conditions at December 31, 2020.

There were no troubled debt restructurings during 2020 or 2019. We had one mortgage loan which was modified in a troubled debt restructuring during the second quarter of 2018. The loan had a principal balance of $3.6 million prior to the restructuring, wherein the terms of the loan were modified to reduce monthly payments to interest-only at the current note rate and to permit a discounted payoff by September 2018. At time of restructuring, we recorded an allowance for credit losses on mortgage loans and recognized an impairment loss of $0.2 million in the second quarter of 2018. The payoff of the loan did not occur in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
September 2018 and the loan was considered impaired as of December 31, 2018. The loan was settled during the first quarter of 2019 resulting in an additional loss of $0.1 million. At December 31, 2020, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the years ended December 31, 2020, 2019, or 2018.

For the year ended December 31, 2020, we had no impaired mortgage loans. Our average investment in impaired mortgage loans was $0.6 million, and $2.3 million for the years ended December 31, 2019 and 2018, respectively. We did not recognize any interest income during 2020, 2019 or 2018 on mortgage loans subsequent to impairment.

At December 31, 2020, we had commitments of $11.4 million to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At December 31, 2020, we had $0.1 million of expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our investment real estate balance was $106.3 million and $90.5 million at December 31, 2020 and 2019, respectively, and the associated accumulated depreciation was $97.7 million and $49.8 million at December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, we recognized $36.6 million in impairments related to certain of our real estate held for investment. We did not recognize any impairments on investment real estate during 2019 and we recognized $0.6 million in impairments in 2018.

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

As of December 31, 2020, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $96.6 million, for which we received collateral in the form of cash and securities of $17.6 million and $82.8 million, respectively. As of December 31, 2019, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $176.4 million, for which we received collateral in the form of securities of $186.5 million. We had no outstanding repurchase agreements at December 31, 2020 or 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	December 31
	2020	2019
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$0.1	$—
State, Municipalities, and Political Subdivisions	0.4	—
Public Utilities	0.3	—
All Other Corporate Bonds	16.8	—
Total Borrowings	$17.6	$—
Gross Amount of Recognized Liability for Securities Lending Transactions	17.6	—
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	December 31
	2020	2019
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$28.2	$18.5
Advances from FHLB	312.2	—

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$944.0	$182.1
Commercial Mortgage Loans	1,072.5	164.4
Total Carrying Value of Collateral Posted to FHLB	$2,016.5	$346.5

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

	December 31, 2020
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$19.8	$—	$19.8	$(10.1)	$(8.7)	$1.0
Securities Lending	96.6	—	96.6	(79.0)	(17.6)	—
Total	$116.4	$—	$116.4	$(89.1)	$(26.3)	$1.0

Financial Liabilities:
Derivatives	$59.7	$—	$59.7	$(59.0)	$—	$0.7
Securities Lending	17.6	—	17.6	(17.6)	—	—
Total	$77.3	$—	$77.3	$(76.6)	$—	$0.7

	December 31, 2019
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$27.5	$—	$27.5	$(4.0)	$(23.5)	$—
Securities Lending	176.4	—	176.4	(176.4)	—	—
Total	$203.9	$—	$203.9	$(180.4)	$(23.5)	$—

Financial Liabilities:
Derivatives	$34.6	$—	$34.6	$(31.3)	$—	$3.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Fixed Maturity Securities	$2,164.0	$2,213.6	$2,239.7
Derivatives	78.7	73.4	66.1
Mortgage Loans	108.9	103.3	110.1
Policy Loans	20.0	19.9	18.6
Other Long-term Investments
Perpetual Preferred Securities[1]	(2.1)	5.4	(0.2)
Private Equity Partnerships[2]	19.8	31.7	36.0
Other	3.9	3.9	8.4
Short-term Investments	10.5	29.0	23.7
Gross Investment Income	2,403.7	2,480.2	2,502.4
Less Investment Expenses	30.6	32.1	35.2
Less Investment Income on Participation Fund Account Assets	12.4	12.8	13.5
Net Investment Income	$2,360.7	$2,435.3	$2,453.7

1 The net unrealized gain (loss) recognized in net investment income for the year ended December 31, 2020 related to perpetual preferred securities still held at December 31, 2020 was $(4.6) million. The net unrealized gain (loss) recognized in net investment income for the year ended December 31, 2019 related to perpetual preferred securities still held at December 31, 2019 was $3.3 million.

2 The net unrealized gain (loss) recognized in net investment income for the year ended December 31, 2020 related to private equity partnerships still held at December 31, 2020 was $(8.7) million. The net unrealized gain (loss) recognized in net investment income for the year ended December 31, 2019 related to private equity partnerships still held at December 31, 2019 was $6.8 million. See Note 2 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales[1]	$1,332.8	$22.9	$9.7
Gross Losses on Sales	(20.3)	(32.6)	(15.2)
Credit Losses	(53.6)	(25.3)	(17.5)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.9	4.6	0.5
Gross Losses on Sales	(0.3)	(0.3)	—
Impairment Loss	(36.6)	—	(1.4)
Credit Losses	(4.6)	—	—
Embedded Derivative in Modified Coinsurance Arrangement	(17.0)	8.3	(15.2)
All Other Derivatives	(2.5)	(0.1)	0.3
Foreign Currency Transactions	(0.7)	(0.7)	(0.7)
Net Realized Investment Gain (Loss)	$1,199.1	$(23.2)	$(39.5)
1Gross gains on sales of fixed maturity securities includes gains of $1,302.3 million as a result of the reinsurance transaction that we entered into during the fourth quarter of 2020. See Note 12 for further discussion.

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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2020, we had $0.7 million credit exposure on derivatives. At December 31, 2019, we had no credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	December 31
	2020	2019
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$8.7	$24.0
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$54.0	$28.6

See Note 3 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $59.7 million and $34.6 million at December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2017	$48.0	$536.5	$250.0	$70.0	$—	$904.5
Additions	—	78.1	—	11.0	47.4	136.5
Terminations	48.0	76.4	—	70.0	47.4	241.8
Balance at December 31, 2018	—	538.2	250.0	11.0	—	799.2
Additions	—	171.3	—	—	382.4	553.7
Terminations	—	98.4	—	—	373.1	471.5
Foreign Currency	—	—	—	0.4	(0.4)	—
Balance at December 31, 2019	—	611.1	250.0	11.4	8.9	881.4
Additions	—	113.6	—	—	6.4	120.0
Terminations	—	3.9	250.0	—	3.4	257.3
Foreign Currency	—	—	—	0.3	—	0.3
Balance at December 31, 2020	$—	$720.8	$—	$11.7	$11.9	$744.4

Cash Flow Hedges

As of December 31, 2020 and 2019, we had $210.2 million and $213.5 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

During the fourth quarter of 2020, in connection with the Closed Block individual disability reinsurance transaction, we reclassified $30.7 million of deferred gains from accumulated other comprehensive income into earnings included in the net realized investment gain line item on our income statement. The deferred gains were related to previously terminated interest rate swaps designated as hedging instruments of fixed maturity securities in the Closed Block individual disability product line. See Note 12 for further discussion.

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

As of December 31, 2020, we expect to amortize approximately $60.3 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2020, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2045.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
Fair Value Hedges

As of December 31, 2020 and 2019, we had $362.4 million and $249.4 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

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

The following table summarizes the carrying amount of hedged assets and liabilities and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$404.5	$239.4	$24.4	$1.1

Long-term Debt	$—	$(249.2)	$—	$0.6

For the years ended December 31, 2020, 2019, and 2018, $(1.8) million, $2.0 million, and $2.5 million respectively, of the derivative instruments' gain (loss) was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of December 31, 2020 and 2019, we held $148.2 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

As of December 31, 2020 and 2019, we held $11.7 million and $11.4 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of December 31, 2020 and 2019, we held $11.9 million and $8.9 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Exchange Contracts	Other L-T Investments	$16.4	Other Liabilities	$9.4

Fair Value Hedges
Foreign Exchange Contracts	Other L-T Investments	3.3	Other Liabilities	26.0

Total Designated as Hedging Instruments		$19.7		$35.4

Not Designated as Hedging Instruments
Credit Default Swaps	Other L-T Investments	$0.1	Other Liabilities	$—
Forwards	Other L-T Investments	—	Other Liabilities	0.5
Foreign Exchange Contracts	Other L-T Investments	—	Other Liabilities	23.8
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	39.8
Total Not Designated as Hedging Instruments		$0.1		$64.1

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

	Year Ended December 31, 2020
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,360.7	$1,199.1	$188.2

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	286.1	397.7	29.2
Derivatives Designated as Hedging Instruments	75.9	32.0	1.7
Foreign Exchange Contracts:
Hedged items	12.1	(0.1)	—
Derivatives Designated as Hedging Instruments	2.5	0.1	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	(0.6)	10.1
Derivatives Designated as Hedging Instruments	—	0.6	(0.9)
Foreign Exchange Contracts
Hedged items	7.1	23.3	—
Derivatives Designated as Hedging Instruments	2.8	(23.3)	—

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

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$—	$(0.1)	$(0.1)
Foreign Exchange Contracts	(5.4)	(6.1)	16.9
Total	$(5.4)	$(6.2)	$16.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.5)	$(0.1)	$(0.3)
Interest Rate Swaps	—	—	(0.3)
Foreign Exchange Contracts	(2.0)	—	0.9
Embedded Derivative in Modified Coinsurance Arrangement	(17.0)	8.3	(15.2)
Total	$(19.5)	$8.2	$(14.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss)
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balances at December 31, 2017	$607.8	$282.3	$(254.5)	$(508.1)	$127.5
Adjustment to Adopt Accounting Standard Update - Note 1	(17.5)	—	—	—	(17.5)
Other Comprehensive Income (Loss) Before Reclassifications	(920.3)	16.8	(50.7)	43.6	(910.6)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	17.6	(48.5)	—	17.3	(13.6)
Net Other Comprehensive Income (Loss)	(902.7)	(31.7)	(50.7)	60.9	(924.2)
Balances at December 31, 2018	(312.4)	250.6	(305.2)	(447.2)	(814.2)
Other Comprehensive Income (Loss) Before Reclassifications	894.1	(0.2)	23.6	(52.0)	865.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	34.2	(62.6)	—	14.4	(14.0)
Net Other Comprehensive Income (Loss)	928.3	(62.8)	23.6	(37.6)	851.5
Balances at December 31, 2019	615.9	187.8	(281.6)	(484.8)	37.3
Other Comprehensive Income (Loss) Before Reclassifications	405.6	(5.7)	20.3	(60.8)	359.4
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	46.2	(84.3)	—	15.6	(22.5)
Net Other Comprehensive Income (Loss)	451.8	(90.0)	20.3	(45.2)	336.9
Balances at December 31, 2020	$1,067.7	$97.8	$(261.3)	$(530.0)	$374.2

The net unrealized gain (loss) on securities consists of the following components:

	December 31			January 1	December 31	Change for the Year Ended December 31
	2020	2019	2018	2018	2017	2020	2019	2018
	(in millions of dollars)
Fixed Maturity Securities	$7,597.6	$6,364.4	$2,736.5	$5,665.2	$5,677.3	$1,233.2	$3,627.9	$(2,928.7)
Other Investments	—	—	—	—	14.4	—	—	—
Deferred Acquisition Costs	(85.1)	(62.7)	(27.9)	(51.4)	(51.4)	(22.4)	(34.8)	23.5
Reserves for Future Policy and Contract Benefits	(6,225.6)	(5,803.1)	(3,220.3)	(5,094.7)	(5,094.7)	(422.5)	(2,582.8)	1,874.4
Reinsurance Recoverable	200.2	424.7	261.4	375.8	375.8	(224.5)	163.3	(114.4)
Income Tax	(419.4)	(307.4)	(62.1)	(304.6)	(313.6)	(112.0)	(245.3)	242.5
Total	$1,067.7	$615.9	$(312.4)	$590.3	$607.8	$451.8	$928.3	$(902.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss) - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Net Unrealized Gain (Loss) on Securities
Net Realized Investment Gain (Loss)
Gain (Loss) on Sales on Securities	$1,279.7	$(18.0)	$(4.8)
Credit Losses on Fixed Maturity Securities	(53.6)	(25.3)	(17.5)
Loss on Benefits and Change in Reserves for Future Benefits	(1,284.5)	—	—
	(58.4)	(43.3)	(22.3)
Income Tax Benefit	(12.2)	(9.1)	(4.7)
Total	$(46.2)	$(34.2)	$(17.6)

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$74.1	$73.6	$65.9
Gain (Loss) on Foreign Exchange Contracts	2.0	0.8	(1.1)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	32.0	8.8	0.2
Gain (Loss) on Foreign Exchange Contracts	0.1	(1.3)	(1.5)
Interest and Debt Expense
Loss on Interest Rate Swaps	(1.5)	(2.1)	(2.1)
Loss on Forward	—	(0.5)	—
	106.7	79.3	61.4
Income Tax Expense	22.4	16.7	12.9
Total	$84.3	$62.6	$48.5

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(19.8)	$(18.6)	$(22.3)
Amortization of Prior Service Credit	0.1	0.2	0.2
Curtailment Gain	(0.1)	—	—
	(19.8)	(18.4)	(22.1)
Income Tax Benefit	(4.2)	(4.0)	(4.8)
Total	$(15.6)	$(14.4)	$(17.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses
Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2020	2019	2018
	(in millions of dollars)
Balance at January 1	$23,076.7	$23,149.0	$23,222.0
Less Reinsurance Recoverable	2,246.8	2,227.3	2,182.0
Net Balance at January 1	20,829.9	20,921.7	21,040.0

Incurred Related to
Current Year	6,327.8	6,113.2	5,832.3
Prior Years
Interest	997.8	1,036.5	1,049.8
All Other Incurred	878.7	(274.1)	(106.2)
Foreign Currency	65.9	76.0	(110.7)
Total Incurred	8,270.2	6,951.6	6,665.2

Paid Related to
Current Year	(2,727.0)	(2,532.4)	(2,354.7)
Prior Years	(4,430.3)	(4,511.0)	(4,428.8)
Total Paid	(7,157.3)	(7,043.4)	(6,783.5)

Reserves Ceded Pursuant to Reinsurance Transaction	(6,141.5)	—	—

Net Balance at December 31	15,801.3	20,829.9	20,921.7
Plus Reinsurance Recoverable	8,378.9	2,246.8	2,227.3
Balance at December 31	$24,180.2	$23,076.7	$23,149.0

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

"Incurred Related to Prior Years - All Other Incurred" shown in the preceding chart includes the increase in benefits and change in reserves for future benefits resulting from the realization of previously unrealized investment gains and losses as a result of the Closed Block individual disability reinsurance agreement and reserve adjustments as discussed in the following paragraphs, which impact the comparability between the years presented. Excluding those adjustments, the variability exhibited year over year is primarily caused by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

Closed Block Individual Disability Reinsurance Transaction

In connection with the first phase of the Closed Block individual disability coinsurance agreement that closed in December 2020, we recorded a reinsurance recoverable of $6,141.5 million representing the ceded reserves related to the cohort of policies on claim status as of July 1, 2020 (DLR cohort) and an increase in benefits and change in reserves for future benefits of $1,284.5 million resulting from the realization of previously unrealized investment gains and losses recorded in accumulated other comprehensive income. These impacts are reflected in the chart shown above and the reconciliation shown below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses

2020 Long-term Care Reserve Increase

During the fourth quarter of 2020, we completed a review of policy reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during the fourth quarter of 2020, we updated our interest rate and premium rate increase reserve assumptions and determined that our gross long-term care policy and claim reserves should be increased by $151.5 million, of which $7.0 million was related to our liability for unpaid claims and claims adjustment expenses, which can be primarily attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

2018 Long-term Care Reserve Increase

During the third quarter of 2018, we completed our annual review of policy reserve adequacy, which incorporated our most recent experience and included a review of all assumptions. Based on our analysis, during the third quarter of 2018, we updated our reserve assumptions and determined that our policy and claim reserves should be increased by $750.8 million of which, approximately $236 million was related to our liability for unpaid claims and claims adjustment expenses, which can be primarily attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2020	2019	2018
	(in millions of dollars)
Policy and Contract Benefits	$1,855.4	$1,745.5	$1,695.7
Reserves for Future Policy and Contract Benefits	49,653.0	47,780.1	44,841.9
Total	51,508.4	49,525.6	46,537.6
Less:
Life Reserves for Future Policy and Contract Benefits	8,371.7	8,435.7	8,330.9
Accident and Health Active Life Reserves	12,730.9	12,210.1	11,837.4
Adjustment Related to Unrealized Investment Gains and Losses	6,225.6	5,803.1	3,220.3
Liability for Unpaid Claims and Claim Adjustment Expenses	$24,180.2	$23,076.7	$23,149.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax
Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Net Income	$171.0	$281.8	$104.4
Stockholders' Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment	250.2	757.0	(614.2)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	(138.2)	(511.7)	371.7
Change in Net Gain on Hedges	(23.8)	(17.0)	(8.2)
Change in Foreign Currency Translation Adjustment	(4.3)	0.2	(0.6)
Change in Unrecognized Pension and Postretirement Benefit Costs	(34.8)	(9.3)	17.0
Total	$220.1	$501.0	$(129.9)

A reconciliation of the income tax provision at the U.S. federal statutory rate to the income tax rate as reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2020	2019	2018
Statutory Income Tax	21.0%	21.0%	21.0%
Net Operating Loss Carryback	(3.8)	—	—
Deemed Repatriation Tax on Foreign Earnings and Profit	—	—	1.8
Tax Exempt Income	(0.8)	(0.5)	(1.3)
Tax Credits	(1.3)	(1.1)	(2.4)
Policyholder Reserves	0.7	—	(2.4)
Other Items, Net	1.9	1.0	(0.1)
Effective Tax	17.7%	20.4%	16.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued
Our net deferred tax asset (liability) consists of the following. Certain prior year amounts have been reclassified to conform to current year reporting.

	December 31
	2020	2019
	(in millions of dollars)
Deferred Tax Asset
Reserves	$1,279.6	$1,154.6
Employee Benefits	218.7	201.6
Other	52.9	19.4
Gross Deferred Tax Asset	1,551.2	1,375.6
Less: Valuation Allowance	14.5	28.3
Net Deferred Tax Asset	1,536.7	1,347.3

Deferred Tax Liability
Deferred Acquisition Costs	185.5	115.6
Fixed Assets	74.7	58.5
Invested Assets	1,443.5	1,213.7
Cost of Reinsurance	180.4	10.8
Other	68.7	44.1
Gross Deferred Tax Liability	1,952.8	1,442.7
Net Deferred Tax Asset (Liability)	$(416.1)	$(95.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued
Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Income Before Tax
Domestic	$924.7	$1,289.5	$492.6
Foreign	39.3	92.6	135.2
Total	$964.0	$1,382.1	$627.8

Current Tax Expense (Benefit)
Federal	$(98.4)	$273.6	$194.6
State and Local	1.5	1.3	(0.6)
Foreign	(19.7)	(0.1)	33.4
Total	(116.6)	274.8	227.4

Deferred Tax Expense (Benefit)
Federal	250.5	(9.5)	(114.6)
State and Local	1.0	(0.1)	(0.2)
Foreign	36.1	16.6	(8.2)
Total	287.6	7.0	(123.0)

Total Tax Expense	$171.0	$281.8	$104.4

On December 22, 2017, the U.S. Federal government enacted the TCJA, which reduced the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) allowing a one-year measurement period after the enactment date of TCJA to finalize the calculation and record the related tax impacts. We finalized and recorded adjustments to our initial estimates during 2018. As a result of guidance from the Internal Revenue Service (IRS), we recorded additional deemed repatriation transition tax on accumulated foreign E&P of $11.5 million, for a total of $77.9 million. We recorded no other material changes to our calculations of the impact of the TCJA during the one-year measurement period after the enactment period as allowed by SAB 118. In 2020, we recorded a tax benefit of $36.5 million for 2020 tax losses that will be carried back to a 35 percent tax year pursuant to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

On July 22, 2020, the Finance Bill 2019-21 was enacted, resulting in a U.K. tax rate increase from 17 percent to 19 percent, retroactively effective April 1, 2020, which resulted in tax expense of $9.3 million for the revaluation of our tax assets and liabilities, primarily deferred tax liabilities related to policyholder reserves. As of December 31, 2020, our plans for the future repatriations of cash from our foreign subsidiaries can include no more than the amount of capital above that which is required by U.K. regulatory capital requirements. The remainder of our investment in our foreign subsidiaries is indefinitely reinvested and we have not recorded any deferred taxes on the approximately $0.7 billion of the excess of the U.S. GAAP carrying values over the tax basis of investments in our foreign subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued
Our consolidated statements of income include the following changes in unrecognized tax benefits.

	December 31
	2020	2019	2018
	(in millions of dollars)
Balance at Beginning of Year	$241.0	$262.2	$1.4
Increases (Decreases) for Tax Positions Related to Prior Years	(21.0)	(21.1)	261.5
Lapse of the Applicable Statute of Limitations	(0.3)	(0.1)	(0.7)
Balance at End of Year	219.7	241.0	262.2
Less Tax Attributable to Temporary Items Included Above	(105.9)	(127.1)	(148.2)
Total Unrecognized Tax Benefits That if Recognized Would Affect the Effective Tax Rate	$113.8	$113.9	$114.0

In 2018, we recorded $261.1 million gross unrecognized tax benefits for a policyholder reserves position taken on our 2017 federal tax return, which if recognized, would decrease our tax expense by $112.9 million. The balances of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility are $105.9 million at December 31, 2020, $127.1 million at December 31, 2019, and $148.2 million at December 31, 2018. It is reasonably possible that this item could reverse in the next 12 months following review by the IRS. We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense. We recognized $7.8 million and $12.8 million of interest expense related to unrecognized tax benefits during 2020 and 2019, respectively, and a de minimis amount in 2018. The liability for net interest expense on uncertain tax positions was approximately $20.6 million and $12.8 million as of December 31, 2020 and 2019, respectively, and a de minimis amount in 2018.

We file federal and state income tax returns in the United States and in foreign jurisdictions. Tax years subsequent to 2014 remain subject to examination by the IRS. Tax years subsequent to 2016 remain subject to examination by the IRS for the subsidiaries not included in the consolidated tax return. All other major foreign jurisdictions remain subject to examination for tax years subsequent to 2018 with the exception of Poland for which tax years subsequent to 2014 remain subject to examination. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

We file state income tax returns in nearly every state in the United States. Tax years subsequent to 2015 remain subject to examination depending on the statute of limitation established by the various states, which is generally three to four years.

We have no accumulated federal net operating loss carryforwards as of December 31, 2020. Our federal capital loss carryforward, related to subsidiaries not included in the consolidated U.S. federal return, was $0.6 million at December 31, 2020 and is expected to be utilized by the time it expires in 2022. We have net operating loss carryforwards for state and local income tax of approximately $191 million, most of which is expected to expire unused between 2021 and 2040.

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.  Our valuation allowance was $14.5 million and $28.3 million at December 31, 2020 and 2019, the majority of which related to our cumulative deferred state income tax benefits. The de minimis remaining amount of our valuation allowance relates to unrealized tax losses on buildings which we own and occupy in the U.K. We recorded a decrease in our valuation allowance of $13.8 million during 2020 and an increase of $9.9 million in 2019, primarily in other comprehensive income.

Total income taxes paid net of refunds during 2020, 2019, and 2018 were $200.0 million, $35.1 million, and $139.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt
Debt consists of the following:

			December 31
			2020	2019
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Outstanding Principal
Senior Secured Notes issued 2007	Variable	2037	$—	$80.0
Senior Notes issued 1998	6.750 - 7.250%	2028	335.8	335.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2014	4.000%	2024	350.0	350.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2019	4.000%	2029	400.0	400.0
Senior Notes issued 2019	4.500%	2049	450.0	450.0
Senior Notes issued 2020	4.500%	2025	500.0	—
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	20.5	20.5
Junior Subordinated Debt Securities issued 1998	7.405%	2038	203.7	203.7
Junior Subordinated Debt Securities issued 2018	6.250%	2058	300.0	300.0
Fair Value Hedge Adjustment			—	(0.6)
Less:
Unamortized Net Premium			6.0	8.4
Unamortized Debt Issuance Costs			(34.8)	(35.4)
Total Long-term Debt			3,345.7	2,926.9

Short-term Debt
Outstanding Principal
Senior Notes issued 2010	5.625%	2020	—	400.0
Less Unamortized Debt Issuance Costs			—	(0.3)
Total Short-term Debt			—	399.7

Total Debt			$3,345.7	$3,326.6

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

The aggregate contractual principal maturities are $2.0 million in 2023, $350.0 million in 2024, $775.0 million in 2025, and $2,247.5 million thereafter.

Senior Secured Notes

In 2007, Northwind Holdings, LLC (Northwind Holdings), a wholly-owned subsidiary of Unum Group, issued $800.0 million of insured, senior secured notes, bearing interest at a floating rate equal to the three month LIBOR plus 0.78% (the Northwind notes) in a private offering.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt - Continued
Northwind Holdings made periodic principal payments on the Northwind notes of $45.0 million in 2020 and $60.0 million in both 2019 and 2018. In December 2020, Northwind Holdings redeemed the remaining $35.0 million of principal on the Northwind notes, and was released of any contractual collateral requirements.

Unsecured Notes

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

Fair Value Hedges

As of December 31, 2019, we had $250.0 million notional amount of an interest rate swap which effectively converted certain of our unsecured senior notes into floating rate debt. Under this agreement, we received a fixed rate of interest and paid a variable rate of interest, based off of three-month LIBOR. During 2020, the $250.0 million notional amount of the interest rate swap matured in conjunction with the maturity of the hedged debt. See Note 4 for further information on the interest rate swap.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt - Continued
Interest Paid

Interest paid on long-term and short-term debt and related securities during 2020, 2019, and 2018 was $178.1 million, $172.9 million, and $167.3 million, respectively.

Credit Facilities

We have access to two separate unsecured revolving credit facilities, each with a different syndicate of lenders. One of our credit facilities is under a five-year agreement and is effective through April 2024. The terms of this agreement provide for a borrowing capacity of $500.0 million with an option to be increased up to $700.0 million. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2020, letters of credit totaling $0.6 million had been issued from this credit facility, but there were no borrowed amounts outstanding.

Our other credit facility is under a three-year agreement and is effective until April 2022. The terms of this agreement provide for a borrowing capacity of $100.0 million with an option to be increased up to $140.0 million. We may also request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2020, there have been no letters of credit issued from the credit facility and there were no borrowed amounts outstanding.

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

On January 2, 2020, in a separate transaction, we purchased a second group annuity contract which transferred an additional portion of our U.S. qualified defined benefit pension plan obligation to the same third party. Under the transaction, which was funded with plan assets, we transferred the responsibility for pension benefits and annuity administration for approximately 600 retirees or their beneficiaries receiving between $350 and $500 in monthly benefit payments from the plan. This transfer resulted in a reduction in our U.S. qualified benefit pension plan obligation of $44.0 million at December 31, 2020 and is reflected in the Benefits and Expenses Paid line item within the following table regarding changes in our benefit obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
Amortization Period of Actuarial Gain or Loss and Prior Service Cost or Credit

Because all participants in the U.S. and U.K. pension plans are considered inactive, we amortize the net actuarial loss and prior service credit for these plans over the average remaining life expectancy of the plans. As of December 31, 2020, the estimate of the average remaining life expectancy of the plans was approximately 25 years for the U.S. plan and 31 years for U.K. plan.

The following table provides the changes in the benefit obligation and fair value of plan assets and the funded status of the plans.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2020	2019	2020	2019	2020	2019
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$2,106.9	$1,933.3	$256.9	$211.0	$127.2	$125.9
Service Cost	11.0	10.9	—	—	—	—
Interest Cost	73.0	83.3	4.9	6.1	4.1	5.3
Plan Participant Contributions	—	—	—	—	0.1	0.2
Actuarial (Gain) Loss (1)	212.4	225.7	33.8	34.9	(0.3)	7.0
Benefits and Expenses Paid	(126.1)	(146.3)	(5.1)	(4.8)	(10.6)	(11.2)
Curtailment Gain	—	—	(0.7)	—	—	—
Change in Foreign Exchange Rates	—	—	10.2	9.7	—	—
Benefit Obligation at End of Year	$2,277.2	$2,106.9	$300.0	$256.9	$120.5	$127.2

Accumulated Benefit Obligation at December 31	$2,277.2	$2,106.9	$297.5	$253.1	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,600.0	$1,454.9	$252.8	$217.0	$9.9	$10.1
Actual Return on Plan Assets	227.9	282.7	36.4	31.0	0.1	0.2
Employer Contributions	9.1	8.7	—	—	9.8	10.6
Plan Participant Contributions	—	—	—	—	0.1	0.2
Benefits and Expenses Paid	(126.1)	(146.3)	(5.1)	(4.8)	(10.6)	(11.2)
Change in Foreign Exchange Rates	—	—	10.0	9.6	—	—
Fair Value of Plan Assets at End of Year	$1,710.9	$1,600.0	$294.1	$252.8	$9.3	$9.9

Underfunded Status	$566.3	$506.9	$5.9	$4.1	$111.2	$117.3

(1) The actuarial losses recognized for the U.S. and U.K. pension plans were primarily driven by decreases in the discount rate assumption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2020 and 2019 are as follows.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2020	2019	2020	2019	2020	2019
	(in millions of dollars)
Current Liability	$8.0	$7.7	$—	$—	$1.5	$1.5
Noncurrent Liability	558.3	499.2	5.9	4.1	109.7	115.8
Noncurrent Asset	—	—	—	—	—	—
Underfunded Status	$566.3	$506.9	$5.9	$4.1	$111.2	$117.3

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(767.9)	$(695.4)	$(70.5)	$(63.1)	$11.0	$11.1
Prior Service Credit (Cost)	(0.6)	(0.7)	(0.2)	(0.3)	2.9	3.1
	(768.5)	(696.1)	(70.7)	(63.4)	13.9	14.2
Income Tax	273.9	240.7	16.0	14.5	5.4	5.3
Total Included in Accumulated Other Comprehensive Income (Loss)	$(494.6)	$(455.4)	$(54.7)	$(48.9)	$19.3	$19.5

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2020 and 2019.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2020	2019	2020	2019	2020	2019
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(455.4)	$(437.3)	$(48.9)	$(37.3)	$19.5	$27.4
Net Actuarial Gain (Loss)
Amortization	18.7	20.2	1.1	0.9	—	(2.5)
All Other Changes	(91.2)	(43.0)	(8.5)	(15.1)	(0.1)	(7.3)
Prior Service Credit (Cost)
Amortization	0.1	—	—	—	(0.2)	(0.2)
Curtailment Gain	—	—	0.1	—	—	—
Change in Income Tax	33.2	4.7	1.5	2.6	0.1	2.1
Accumulated Other Comprehensive Income (Loss) at End of Year	$(494.6)	$(455.4)	$(54.7)	$(48.9)	$19.3	$19.5

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

Asset Class	Asset Type	Benchmark Indices
Equity Securities	Collective funds; Individual holdings	Standard & Poor's 500; Russell 2000 Value and Growth; Morgan Stanley Capital International (MSCI) Europe Australasia Far East Small Cap; MSCI Emerging Markets; MSCI World and World Minimum Volatility; FTSE RAFI All-World Low Volatility
Fixed Income	Individual holdings	Bloomberg Barclays Long Government/Corporate Index
Opportunistic Credits	Collective fund	Custom Index
Real Estate	Collective fund	National Council of Real Estate Investment Fund Open-end Diversified Core Equity Index
Alternative Investments (Hedge and Private Equity)	Fund of funds; Direct investments	Hedge Fund Research Institute Fund of Funds; Custom Index

Assets for our U.K. pension plan are primarily invested in a pooled diversified growth fund. This fund invests in assets such as global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies. The objectives of the fund are to generate capital appreciation over the course of a complete economic and market cycle and to deliver equity-like returns in the medium-to-long term while maintaining approximately two thirds of the volatility of equity markets. Performance of this fund is measured against LIBOR plus four and a half percent. The remaining assets in the U.K. plan are invested in leveraged interest rate and inflation gilt funds of varying durations designed to broadly match the interest rate and inflation sensitivities of the plan's liabilities. The current target allocation for the assets is 65 percent diversified growth assets and 35 percent interest rate and inflation gilt funds. There are no categories of investments that are specifically prohibited by the U.K. plan, but there are general guidelines that ensure prudent investment action is taken. Such guidelines include the prevention of the plan from using derivatives for speculative purposes and limiting the concentration of risk in any one type of investment.

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

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$—	$—	$112.6	$112.6
U.S. Small Cap	25.8	—	—	33.2	59.0
Global	—	—	—	307.9	307.9
International	—	—	—	31.6	31.6
Emerging Markets	—	—	—	62.3	62.3
Fixed Income Securities:
U.S. Government and Agencies	227.8	—	—	—	227.8
Corporate	—	445.6	—	—	445.6
State and Municipal Securities	—	3.7	—	—	3.7
Opportunistic Credits	—	—	—	200.4	200.4
Real Estate	—	—	—	108.9	108.9
Alternative Investments:
Private Equity Direct Investments	—	—	—	62.1	62.1
Private Equity Funds of Funds	—	—	—	39.2	39.2
Cash Equivalents	46.3	—	—	—	46.3
Total Invested Assets	$299.9	$449.3	$—	$958.2	$1,707.4

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

Certain equity, opportunistic credit, and real estate investments are valued based on the NAV of the underlying holdings. We made no adjustments to the NAV for 2020 or 2019. These investments have no unfunded commitments and no specific redemption restrictions.

Alternative investments are valued based on NAV in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2020 or 2019. The private equity direct investments and private equity funds of funds generally cannot be redeemed by investors. Distributions of capital from the sale of underlying fund assets may occur at any time, but are generally concentrated between five and eight years from the formation of the fund.

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

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$—	$—	$176.0	$176.0
Fixed Interest and Index-linked Securities	116.8	—	—	—	116.8
Cash Equivalents	1.3	—	—	—	1.3
Total Plan Assets	$118.1	$—	$—	$176.0	$294.1

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$—	$—	$163.0	$163.0
Fixed Interest and Index-linked Securities	89.6	—	—	—	89.6
Cash Equivalents	0.2	—	—	—	0.2
Total Plan Assets	$89.8	$—	$—	$163.0	$252.8

Level 1 fixed interest and index-linked securities consist of individual funds that are valued based on unadjusted quoted prices from active markets for identical securities. Diversified growth assets are valued based on the NAV of the underlying holdings. We made no adjustments to the NAV for 2020 or 2019. These investments have no unfunded commitments and no specific redemption restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$9.3	$9.3

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$9.9	$9.9

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31, 2020
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$9.9	$0.1	$9.9	$(10.6)	$9.3

	Year Ended December 31, 2019
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$10.1	$0.2	$10.8	$(11.2)	$9.9

For the years ended December 31, 2020 and 2019, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of Level 3 during 2020 or 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2020	2019	2020	2019	2020	2019
Benefit Obligations
Discount Rate	2.90%	3.60%	1.40%	2.00%	2.60%	3.40%
Rate of Compensation Increase	N/A	N/A	2.80%	2.90%	N/A	N/A

Net Periodic Benefit Cost
Discount Rate	3.60%	4.40%	2.00%	2.90%	3.40%	4.40%
Expected Return on Plan Assets	7.00%	7.00%	4.10%	4.30%	5.75%	5.75%
Rate of Compensation Increase	N/A	N/A	2.90%	3.70%	N/A	N/A

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

The expected return assumption for the life insurance reserve for our OPEB plan is based on full investment in fixed income securities with an average book yield of 4.87 percent and 4.74 percent in 2020 and 2019, respectively.

The rate of compensation increase assumption for our U.K. pension plan is generally based on periodic studies of compensation trends.

At December 31, 2020 and 2019, the annual rates of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year are 6.50 percent for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rates are assumed to change gradually to 5.00 percent by 2027 for measurement at December 31, 2020 and remain at that level thereafter. The annual rates of increase in the per capita cost of covered postretirement health benefits do not apply to retirees whose postretirement health care benefits are provided through an exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost (credit) for the years ended December 31.

	Pension Benefits
	U.S. Plans			U.K. Plan			OPEB
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	(in millions of dollars)
Service Cost	$11.0	$10.9	$9.1	$—	$—	$—	$—	$—	$—
Interest Cost	73.0	83.3	79.8	4.9	6.1	5.9	4.1	5.3	4.9
Expected Return on Plan Assets	(106.7)	(99.4)	(104.5)	(9.5)	(8.9)	(8.9)	(0.5)	(0.6)	(0.6)
Amortization of:
Net Actuarial Loss (Gain)	18.7	20.2	21.7	1.1	0.9	0.6	—	(2.5)	—
Prior Service Credit	0.1	—	—	—	—	—	(0.2)	(0.2)	(0.2)
Curtailment Gain	—	—	—	0.1	—	—	—	—	—
Total Net Periodic Benefit Cost	$(3.9)	$15.0	$6.1	$(3.4)	$(1.9)	$(2.4)	$3.4	$2.0	$4.1

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
	U.S. Plans	U.K. Plan	OPEB
	(in millions of dollars)
Year			Gross	Subsidy Payments	Net
2021	$75.0	$6.1	$11.1	$0.1	$11.0
2022	78.4	6.1	10.5	0.1	10.4
2023	82.2	6.5	10.0	0.1	9.9
2024	86.1	7.0	9.5	0.1	9.4
2025	90.1	7.2	9.0	0.1	8.9
2026-2030	514.9	42.3	38.3	0.2	38.1

Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2020 and made a de minimis amount of voluntary contributions during 2020. We do not expect to make any contributions in 2021. The funding policy for our U.S. non-qualified defined benefit pension plan is to contribute the amount of the benefit payments made during the year. Our expected return on plan assets and discount rate will not affect the cash contributions we are required to make to our U.S. pension plan because such contributions are determined under the minimum funding requirements as set forth in ERISA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
We made no contributions to our U.K. plan during 2020, nor do we expect to make any contributions in 2021, either voluntary or those required to meet the minimum funding requirements under U.K. legislation.

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

Defined Contribution Plans

We offer a 401(k) plan to all eligible U.S. employees under which a portion of employee contributions is matched. We match dollar-for-dollar up to 5.0 percent of base salary and any recognized sales and performance-based incentive compensation for employee contributions into the plan. We also make an additional non-elective contribution of 4.5 percent of earnings for all eligible employees and a separate transition contribution for eligible employees who met certain age and years of service criteria as of December 31, 2013. The separate transition contributions continued through December 31, 2020, at which point they expired. The 401(k) plan remains in compliance with ERISA guidelines and continues to qualify for a “safe harbor” from annual discrimination testing.

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

During the years ended December 31, 2020, 2019, and 2018, we recognized costs of $83.4 million, $77.3 million, and $72.7 million, respectively, for our U.S. defined contribution plan. We recognized costs of $5.0 million, $4.4 million, and $4.2 million in 2020, 2019, and 2018, respectively, for our U.K. defined contribution plan.

Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars, except share data)
Numerator
Net Income	$793.0	$1,100.3	$523.4

Denominator (000s)
Weighted Average Common Shares - Basic	203,642.0	209,728.9	219,635.6
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	113.3	125.5	423.0
Weighted Average Common Shares - Assuming Dilution	203,755.3	209,854.4	220,058.6

Net Income Per Common Share
Basic	$3.89	$5.25	$2.38
Assuming Dilution	$3.89	$5.24	$2.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock success units, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from stock options, nonvested stock success units, and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested stock success units and nonvested restricted stock units. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 1.6 million, 1.1 million, and 0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. See Note 11 for further discussion of our stock-based compensation plans.

Common Stock

During the second quarter of 2019, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 23, 2020, at which point the authorization expired. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on November 24, 2019. As of December 31, 2020, we did not authorize a new share repurchase program and there were no remaining amounts to be repurchased under either plan at December 31, 2020.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Year Ended December 31
	2020	2019	2018
	(in millions)
Shares Repurchased	—	12.3	8.7
Cost of Shares Repurchased (1)	$—	$400.4	$350.7

(1) Includes commissions of $0.4 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 11 - Stock-Based Compensation

Description of Stock Plans

Under the Stock Incentive Plan of 2017 (the 2017 Plan), up to 17 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each full-value award, defined as any award other than a stock option or stock appreciation right, is counted as 1.76 shares. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. Stock options generally have a term of eight years after the date of grant and fully vest after three years.  At December 31, 2020, approximately 10.1 million shares were available for future grants under the 2017 Plan.

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

Stock Success Units (SSUs)

Activity for SSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2019	—	$—
Granted	321	18.78
Outstanding at December 31, 2020	321	18.78

During 2020, we issued SSUs with a weighted average grant date fair value per share of $18.78. SSUs vest over a six year period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. SSUs are eligible for accelerated vesting at the end of the first, third, and fifth years of the service period if certain performance goals are achieved. Forfeitable dividends on SSUs are accrued in the form of cash. Compensation cost for SSUs subject to accelerated vesting due to the achievement of certain performance conditions at the end of the first, third, and fifth years of the service period is recognized over the implicit service period.

There were no shares that vested during 2020. At December 31, 2020, we had $5.7 million of unrecognized compensation cost related to SSUs that will be recognized over a weighted average period of 2.9 years.

Performance Share Units (PSUs)

Activity for PSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2019	337	$44.11
Granted	323	23.49
Vested	(135)	48.20
Forfeited	(8)	35.81
Outstanding at December 31, 2020	517	30.31

During 2020, 2019, and 2018, we issued PSUs with a weighted average grant date fair value per share of $23.49, $41.57, and $44.19, respectively. Vesting for the PSUs occurs at the end of a three-year period and is contingent upon our achievement of prospective company performance goals and our total shareholder return relative to a board-approved peer group during the three-year period. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 40 to 180 percent of the initial number of PSUs issued, with the potential for no award if company performance goals are not achieved during the three-year period. Forfeitable dividend equivalents on PSUs have previously been accrued in the form of additional PSUs. Beginning with the March 1, 2020 grant, forfeitable dividends are accrued as cash.

PSU shares in the preceding table represent aggregate initial target awards and accrued dividend equivalents and do not reflect potential increases or decreases resulting from the application of the performance factor determined after the end of the performance periods. At December 31, 2020, the three-year performance period for the 2018 PSU grant was completed and the related shares vested, but the performance factor had not yet been applied. The performance factor will be applied during the first quarter of 2021, with distribution of the stock at that time. Granted and vested amounts in the preceding table also include

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued
an adjustment to reflect the application of the performance factor to the 2017 PSU grant, which occurred during the first quarter of 2020.

At December 31, 2020, we had approximately $6.5 million of unrecognized compensation cost related to PSUs that will be recognized over a weighted average period of 1.6 years. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. Compensation cost for PSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The fair value of PSUs is estimated on the date of initial grant using the Monte-Carlo simulation model. Key assumptions used to value PSUs granted during the years shown are as follows:

	Year Ended December 31
	2020	2019	2018
Expected Volatility (based on our and our peer group historical daily stock prices)	23%	23%	24%
Expected Life (equals the performance period)	3 years	3 years	3 years
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	0.85%	2.53%	2.32%

Restricted Stock Units (RSUs)

Activity for RSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2019	1,044	$41.06
Granted	1,262	22.71
Vested	(626)	40.11
Forfeited	(87)	28.75
Outstanding at December 31, 2020	1,593	27.57

During 2020, 2019, and 2018, we issued RSUs with a weighted average grant date fair value per share of $22.71, $37.07, and $47.76, respectively.  RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on RSUs have previously been accrued in the form of additional RSUs. Beginning with the March 1, 2020 grant, forfeitable dividends are accrued as cash. Compensation cost for RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The total fair value of shares vested during 2020, 2019, and 2018 was $25.1 million, $19.5 million, and $18.1 million, respectively. At December 31, 2020, we had $21.2 million of unrecognized compensation cost related to RSUs that will be recognized over a weighted average period of 0.9 years.

Cash-Settled RSUs

Activity for cash-settled RSUs classified as a liability is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2019	—	$—
Granted	68	22.94
Outstanding at December 31, 2020	68	22.94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

Cash-settled RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Forfeitable dividends on cash-settled RSUs are accrued in the form of cash. Compensation cost for cash-settled RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The amount payable per unit awarded is equal to the price per share of Unum Group's common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation cost over the service period. Changes in the amount of the liability due to stock price changes after the service period are recognized as compensation cost during the period in which the changes occur. At December 31, 2020, we had $1.1 million of unrecognized compensation cost related to cash-settled RSUs that will be recognized over a weighted average period of 1.1 years.

The cash-settled RSUs have a weighted average grant date fair value per unit granted of $22.94. As of December 31, 2020, no amount of cash-settled RSUs have vested or been paid.

Stock Options

Stock option activity is summarized as follows:

			Remaining	Intrinsic
	Shares	Weighted Average	Contractual Term	Value
	(000s)	Exercise Price	(in years)	(in millions)
Outstanding at December 31, 2019	74	$24.09
Exercised	(13)	23.35
Forfeited	(21)	24.25
Outstanding at December 31, 2020	40	24.25	0.1	$—

Exercisable at December 31, 2020	40	$24.25	0.1	$—

All outstanding stock options at December 31, 2020 have vested. Stock options vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock options subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period. At December 31, 2020, we had no unrecognized compensation cost related to stock options.

The intrinsic value of options exercised in 2020, 2019, and 2018 was $0.1 million, $0.3 million, and $0.7 million, respectively. There were no stock options granted or vested in the years 2018 through 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued
Expense

Compensation expense for the stock plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Performance Share Units	$5.6	$5.0	$6.8
Restricted Stock Units and Cash-Settled Restricted Stock Units	23.9	21.0	19.0
Stock Success Units	0.4	—	—
Other	0.5	0.6	0.5
Total Compensation Expense, Before Income Tax	$30.4	$26.6	$26.3

Total Compensation Expense, Net of Income Tax	$26.1	$22.7	$20.9

Cash received under all share-based payment arrangements for the years ended December 31, 2020, 2019, and 2018 was $4.4 million, $6.1 million, and $4.6 million, respectively.

Note 12 - Reinsurance

Reinsurance activity related to both our premium income and changes in reserves for future benefits are as follows:

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Direct Premium Income	$9,621.9	$9,576.3	$9,171.1
Reinsurance Assumed	94.1	116.5	142.6
Reinsurance Ceded	(337.9)	(327.2)	(327.6)
Net Premium Income	$9,378.1	$9,365.6	$8,986.1

Ceded Benefits and Change in Reserves for Future Benefits	$628.8	$650.1	$667.2

Effective December 16, 2020, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company and Unum Life Insurance Company of America, wholly-owned domestic insurance subsidiaries of Unum Group and collectively referred to as "the ceding companies", entered into a series of agreements (collectively referred to as the "reinsurance agreement") with Commonwealth Annuity and Life Insurance Company (Commonwealth), a subsidiary of Global Atlantic Financial Group, to reinsure on a coinsurance basis effective as of July 1, 2020 approximately 75 percent of the Closed Block individual disability business, primarily direct business written by the ceding companies. Commonwealth has established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the relevant reinsurance agreement. As part of the agreement, additional Closed Block individual disability business consisting of direct business not ceded in December 2020 and business assumed by the ceding companies from third parties, is expected to be reinsured in the first quarter of 2021, subject to receipt of required consents and regulatory approvals and the satisfaction or waiver of other customary closing conditions and is considered the second phase of this transaction. In connection with the first phase of the coinsurance agreement that closed in December 2020, the ceding companies paid a total cash ceding commission to Commonwealth of approximately $438 million and transferred additional assets consisting primarily of fixed maturity securities and cash totaling $6,669.8 million.

In December 2020, Provident Life and Casualty Insurance Company (PLC), also a wholly-owned domestic insurance subsidiary of Unum Group, entered into an agreement with Commonwealth whereby PLC will provide a 12-year volatility cover to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Reinsurance - Continued
Commonwealth for the active life cohort (ALR cohort), which represents approximately five percent of the reserves ceded to Commonwealth. As part of this agreement, PLC received a payment from Commonwealth of approximately $62 million. PLC will provide similar coverage to Commonwealth related to additional business ceded as part of the second phase of the transaction. At the end of the 12-year coverage period, Commonwealth will retain the remaining incidence and claims risk on the ALR cohort of the ceded business. Under this volatility cover, annual settlements will be made equal to the difference between the actual and estimated cash flows and reserve changes during the year. Upon expiration of the 12-year period, a terminal settlement will be made based on the final disabled life reserves. As a result of the volatility cover, the reinsurance agreement covering the ALR cohort, does not pass risk transfer requirements under GAAP and is accounted for under the deposit method.

As a result of this reinsurance agreement, we recognized the following as of the date of the agreement:

•Net realized investment gains totaling $1,302.3 million related to the transfer of investments.
•Increase in benefits and change in reserves for future benefits of $1,284.5 million resulting from the realization of previously unrealized investment gains and losses recorded in accumulated other comprehensive income.
•Transaction costs totaling $21.0 million.
•Tax benefit of $36.5 million.
•Reinsurance recoverable of $6,141.5 million representing the ceded reserves related to policies on claim status (DLR cohort).
•Cost of reinsurance, or the prepaid reinsurance premium, of $815.7 million related to the DLR cohort.
•Deposit asset of $88.2 million related to the ALR cohort.

The cost of reinsurance will be amortized over the expected run-off pattern of the ceded reserves for the DLR cohort and we recognized $2.6 million in amortization expense in 2020 subsequent to the execution of the agreement. The deposit asset will be adjusted over the 12-year period of the volatility cover based on cash flows related to the ALR cohort, settlement payments as determined above, and accretion of interest and will result in an amount equal to the expected disabled life reserve for the ALR cohort at the expiration of the volatility cover. Both the cost of reinsurance and the deposit asset are reported in Other Assets within our Consolidated Balance Sheets.

As of December 31, 2020, Commonwealth accounted for approximately 59 percent of the total reinsurance recoverable and the majority of our total cost of reinsurance. Commonwealth has an A rating by A.M. Best Company (AM Best) and has also established collateralized trust accounts for our benefit to secure its obligations. In addition, nine other major companies, which account for approximately 35 percent of our reinsurance recoverable at December 31, 2020, are also rated A or better by either AM Best or Standard & Poor's Ratings Services (S&P), or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately five percent of our reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best or S&P, with overseas entities with equivalent ratings, or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. The remaining one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or S&P, or not rated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued
Segment information is as follows:

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$1,828.5	$1,823.1	$1,766.2
Group Short-term Disability	799.2	768.8	706.3
Group Life and Accidental Death & Dismemberment
Group Life	1,640.5	1,662.0	1,583.7
Accidental Death & Dismemberment	163.9	165.7	156.3
Supplemental and Voluntary
Individual Disability	456.0	440.7	425.4
Voluntary Benefits	875.2	910.2	895.7
Dental and Vision	255.6	246.1	202.8
	6,018.9	6,016.6	5,736.4
Unum International
Unum UK
Group Long-term Disability	364.9	353.4	358.9
Group Life	108.5	115.7	110.8
Supplemental	99.8	89.5	81.7
Unum Poland	79.6	71.9	17.4
	652.8	630.5	568.8
Colonial Life
Accident, Sickness, and Disability	975.1	973.4	929.3
Life	376.4	351.6	328.4
Cancer and Critical Illness	360.5	360.0	346.1
	1,712.0	1,685.0	1,603.8
Closed Block
Long-term Care	666.9	651.6	648.3
Individual Disability	319.6	374.3	420.8
All Other	7.9	7.6	8.0
	994.4	1,033.5	1,077.1

Total Premium Income	$9,378.1	$9,365.6	$8,986.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Year Ended December 31, 2020

Premium Income	$6,018.9	$652.8	$1,712.0	$994.4	$—	$9,378.1
Net Investment Income	720.3	104.6	155.7	1,370.3	9.8	2,360.7
Other Income	154.9	0.5	1.1	66.6	1.1	224.2
Adjusted Operating Revenue	$6,894.1	$757.9	$1,868.8	$2,431.3	$10.9	$11,963.0

Adjusted Operating Income (Loss)	$825.4	$76.6	$335.4	$241.4	$(200.8)	$1,278.0
Interest and Debt Expense	$—	$—	$—	$3.1	$185.1	$188.2
Depreciation and Amortization	$421.7	$20.1	$273.9	$5.9	$0.7	$722.3

Year Ended December 31, 2019

Premium Income	$6,016.6	$630.5	$1,685.0	$1,033.5	$—	$9,365.6
Net Investment Income	739.4	122.5	148.0	1,404.9	20.5	2,435.3
Other Income	142.8	0.6	3.4	71.3	3.1	221.2
Adjusted Operating Revenue	$6,898.8	$753.6	$1,836.4	$2,509.7	$23.6	$12,022.1

Adjusted Operating Income (Loss)	$1,031.1	$107.9	$344.5	$137.7	$(188.6)	$1,432.6
Interest and Debt Expense	$—	$—	$—	$5.3	$172.1	$177.4
Depreciation and Amortization	$422.8	$18.7	$276.6	$7.7	$1.7	$727.5

Year Ended December 31, 2018

Premium Income	$5,736.4	$568.8	$1,603.8	$1,077.1	$—	$8,986.1
Net Investment Income	778.7	117.2	151.2	1,377.1	29.5	2,453.7
Other Income	118.5	0.4	1.2	75.4	2.7	198.2
Adjusted Operating Revenue	$6,633.6	$686.4	$1,756.2	$2,529.6	$32.2	$11,638.0

Adjusted Operating Income (Loss)	$1,014.6	$113.9	$335.2	$125.5	$(171.1)	$1,418.1
Interest and Debt Expense	$—	$—	$—	$6.9	$160.4	$167.3
Depreciation and Amortization	$389.6	$17.6	$257.3	$8.3	$1.0	$673.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

		Unum	Colonial
	Unum US	International	Life	Total
	(in millions of dollars)
Deferred Acquisition Costs

Year Ended December 31, 2020
Beginning of Year	$1,223.0	$26.4	$1,074.6	$2,324.0
Capitalization	291.5	12.1	272.6	576.2
Amortization	(341.0)	(7.4)	(257.7)	(606.1)
Adjustment Related to Unrealized Investment Gains and Losses	(4.8)	—	(17.6)	(22.4)
Foreign Currency	—	0.9	—	0.9
End of Year	$1,168.7	$32.0	$1,071.9	$2,272.6

Year Ended December 31, 2019
Beginning of Year	$1,239.4	$20.0	$1,050.0	$2,309.4
Capitalization	334.5	12.8	311.3	658.6
Amortization	(344.0)	(7.1)	(258.8)	(609.9)
Adjustment Related to Unrealized Investment Gains and Losses	(6.9)	—	(27.9)	(34.8)
Foreign Currency	—	0.7	—	0.7
End of Year	$1,223.0	$26.4	$1,074.6	$2,324.0

Year Ended December 31, 2018
Beginning of Year	$1,205.4	$21.3	$957.9	$2,184.6
Capitalization	344.0	8.1	315.9	668.0
Amortization	(315.1)	(8.2)	(242.2)	(565.5)
Adjustment Related to Unrealized Investment Gains and Losses	5.1	—	18.4	23.5
Foreign Currency	—	(1.2)	—	(1.2)
End of Year	$1,239.4	$20.0	$1,050.0	$2,309.4

	December 31
	2020	2019
	(in millions of dollars)
Assets
Unum US	$19,034.2	$18,586.3
Unum International	4,206.2	3,869.1
Colonial Life	4,864.3	4,629.0
Closed Block	38,187.2	37,008.7
Corporate	4,333.9	2,920.3
Total Assets	$70,625.8	$67,013.4

Revenue is primarily derived from sources in the United States, the United Kingdom, and Poland. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum International segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued
We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At December 31, 2020 and 2019 goodwill was $353.0 million and $351.7 million, respectively, with $280.0 million attributable to Unum US in each year, $45.3 million and $44.0 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in each year.

Stockholders' equity is allocated to the operating segments on the basis of an internal allocation formula that reflects the volume and risk components of each operating segment's business and aligns allocated equity with our target capital levels for regulatory and rating agency purposes. We modify this formula periodically to recognize changes in the views of capital requirements.

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses and amortization of the cost of reinsurance as well as certain other items specified in the reconciliations below. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

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

As previously discussed in Note 12, we have exited a substantial portion of our closed block individual disability product line through the reinsurance agreement that was executed in December 2020. As a result, we exclude the amortization of the cost of reinsurance that was recognized as a result of the exit of the business related to the DLR cohort of policies. We believe that the exclusion of the amortization of the cost of reinsurance provides a better view of our results from our ongoing businesses.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

See above and Notes 6, 8, 12, and 15 for further discussion regarding the impacts of the 2018 and 2020 long-term care reserve increases, the group pension reserve increase, the impacts from of the Closed Block individual disability reinsurance transaction, the amortization of the cost of reinsurance, the net tax benefit from the reinsurance transaction, costs related to the organizational design update, the impairment loss on the ROU asset related to one of our operating leases for office space, and the cost related to the early retirement of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Total Revenue	$13,162.1	$11,998.9	$11,598.5
Excluding:
Net Realized Investment Gain (Loss)	1,199.1	(23.2)	(39.5)
Adjusted Operating Revenue	$11,963.0	$12,022.1	$11,638.0

Income Before Income Tax	$964.0	$1,382.1	$627.8
Excluding:
Net Realized Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	1,302.3	—	—
Net Realized Investment Loss, Other	(103.2)	(23.2)	(39.5)
Total Net Realized Investment Gain (Loss)	1,199.1	(23.2)	(39.5)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	(1,305.5)	—	—
Amortization of the Cost of Reinsurance	(2.6)	—	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(1,308.1)	—	—
Long-term Care Reserve Increase	(151.5)	—	(750.8)
Group Pension Reserve Increase	(17.5)	—	—
Impairment Loss on ROU Asset	(12.7)	—	—
Costs Related to Organizational Design Update	(23.3)	—	—
Costs Related to Early Retirement of Debt	—	(27.3)	—
Adjusted Operating Income	$1,278.0	$1,432.6	$1,418.1

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

On November 9, 2018, the court consolidated the Pittman, Cunningham, and City of Taylor Police and Fire Retirement System cases into one matter entitled In re Unum Group Securities Litigation, appointed a lead plaintiff and lead plaintiff’s counsel, and directed the plaintiff to file a consolidated amended complaint. On January 15, 2019, the plaintiff filed a consolidated amended complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks compensatory damages in an amount to be proven at trial as well as costs, expenses, and attorney’s fees. On March 18, 2019, the Company filed a motion to dismiss the consolidated amended complaint. On November 4, 2019 the court heard oral argument on the motion. On June 1, 2020, the court granted the Company's motion and dismissed the cases with prejudice. On June 26, 2020, the plaintiffs filed a notice of appeal with the Sixth Circuit Court of Appeals. The court has scheduled oral argument for March 2, 2021.

We believe the appeal and the underlying claims lack merit and reserves have not been established for these matters as we are unable to estimate a range of reasonably possible losses. However, an adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of any ruling, materially adversely affect our consolidated results of operations in a period.

Note 15 - Leases

We lease certain buildings and equipment under various noncancellable operating lease agreements. In addition, we have sub-lease agreements on a limited number of our building lease agreements. The majority of our building leases and sub-leases expire within a five to ten year period and we generally have the option to renew at the end of the lease term at the fair rental value at the time of renewal. The majority of our equipment leases expire within a one to three year period and we generally have the option to renew at the end of the lease term at the fair rental value at the time of renewal.

We do not have any lease agreements or sub-lease agreements that contain variable lease payments. In addition, we do not have lease agreements or sub-lease agreements that contain residual value guarantees or impose any financial restrictions or covenants with the lessors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Leases - Continued
Operating lease information is as follows:

	Year Ended December 31
	2020	2019
	(in millions of dollars)
Lease Cost
Operating Lease Cost	$48.6	$29.4
Sublease Income	(1.3)	(1.9)
Total Lease Cost	$47.3	$27.5

Other Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	$30.8	$28.9
Weighted-Average Remaining Lease Term	6 years	7 years
Weighted-Average Discount Rate	4.37%	4.60%

Operating lease cost as calculated prior to the adoption of ASC 842 was $29.2 million for the year ended December 31, 2018.

As of December 31, 2020, aggregate undiscounted minimum net lease payments and the reconciliation to our lease liability are as follows (in millions of dollars):

2021	$25.4
2022	22.8
2023	16.5
2024	12.7
2025	9.8
2026 and Thereafter	34.4
Total	121.6
Less Imputed Interest	15.7
Lease Liability	$105.9

The right-of-use asset was $82.9 million and $108.6 million at December 31, 2020 and 2019, respectively.

During 2020, we recognized an impairment loss of $12.7 million on the ROU asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment loss was recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. The fair value of the ROU asset was determined based on a discounted cash flow model utilizing estimated market rates for sub-lease rentals. The impairment loss is recorded within other expenses in the consolidated statements of income and is included within our Corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 16 - Statutory Financial Information
Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. life insurance companies is reported in conformity with statutory accounting principles prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by applicable domiciliary state laws. The commissioners of the states of domicile have the right to permit other specific practices that may deviate from prescribed practices. In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves are deficient by $2.1 billion as of December 31, 2018, the financial statement date of the examination period. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. This strengthening will be incorporated using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions will add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows. If the permitted practice was not granted by the MBOI to phase in these additional statutory reserves, the impact to the risk-based capital ratio would have triggered a regulatory event. The 2020 phase-in amount was recorded in the fourth quarter of 2020 and was approximately $229 million. Our other traditional U.S. life insurance subsidiaries have no prescribed or permitted statutory accounting practices that differ materially from statutory accounting principles prescribed by the NAIC.

Unum America cedes certain blocks of business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary (captive reinsurer) domiciled in the United States, with Unum Group as the ultimate parent. This captive reinsurer was established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by Unum America.

Fairwind, which is domiciled in the state of Vermont, is required to follow GAAP in accordance with Vermont reporting requirements for pure captive insurance companies, unless the commissioner permits the use of some other basis of accounting. Fairwind has permission from Vermont to follow accounting practices that are generally consistent with current NAIC statutory accounting principles for its insurance reserves and invested assets supporting reserves. All other assets and liabilities are accounted for in accordance with GAAP, as prescribed by Vermont, which includes the full recognition of deferred tax assets which are more likely than not to be realized. Statutory accounting principles have a stricter limitation for the recognition of deferred tax assets. The impact of following the prescribed and permitted practices of Vermont rather than statutory accounting principles prescribed by the NAIC resulted in higher capital and surplus for Fairwind of approximately $287 million and $194 million as of December 31, 2020 and 2019 respectively. Included in the 2020 results for Fairwind was the $229 million increase to long-term care statutory reserves assumed from Unum America. Included in the 2018 results for Fairwind was the assumed portion of the statutory impact of the 2018 long-term care reserve increase.

In December 2020, prior to entering into the reinsurance transaction with Commonwealth, Provident, Paul Revere Life, and Unum America recaptured their respective reinsurance agreements with Northwind Reinsurance Company, a wholly-owned domestic special purpose reinsurance subsidiary (Northwind Re). Northwind Re was established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by the aforementioned companies, and has no material state prescribed accounting practices that differ from statutory accounting principles prescribed by the NAIC. See Note 12 for further discussion regarding the reinsurance transaction with Commonwealth.

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

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Combined Net Income (Loss)
Traditional U.S. Life Insurance Subsidiaries	$646.8	$982.1	$953.0
Captive Reinsurers	$(201.0)	$(122.5)	$(109.6)

Combined Net Gain (Loss) from Operations
Traditional U.S. Life Insurance Subsidiaries	$726.2	$1,027.2	$959.8
Captive Reinsurers	$(149.4)	$(108.4)	$(110.9)

	December 31
	2020	2019
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Life Insurance Subsidiaries	$3,875.0	$3,644.4
Captive Reinsurers	$2,088.0	$1,908.3

Solvency II, a European Union directive prescribes capital requirements and risk management standards for the European insurance industry. As derived from the most recent annual financial statements for December 31, 2019, based on Solvency II requirements, regulatory net income and own funds available of our United Kingdom insurance subsidiary, Unum Limited, were £91.0 million and £656.1 million, respectively.

Risk-based capital (RBC) standards for U.S. life insurance companies are prescribed by the NAIC. The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. The total adjusted capital of each of our U.S. insurance subsidiaries at December 31, 2020 is in excess of those RBC levels.

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

Based on the restrictions under current law, approximately $974 million is available, without prior approval by regulatory authorities, during 2021 for the payment of dividends to Unum Group from its traditional U.S. life insurance subsidiaries. The ability of our captive insurers to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 16 - Statutory Financial Information - Continued

We also have the ability to receive dividends from our foreign subsidiaries, primarily in the U.K., for which the payment may be subject to applicable insurance company regulations and capital guidance. Approximately £170.0 million is considered distributable from Unum Limited during 2021, subject to local solvency standards and regulatory approval.

Deposits

At December 31, 2020 and 2019, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $135.5 million and $135.2 million, respectively, held for the protection of policyholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 17 - Quarterly Results of Operations (Unaudited)
The following is a summary of our unaudited quarterly results of operations for 2020 and 2019:

	2020
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$2,319.9	$2,318.1	$2,368.7	$2,371.4
Net Investment Income	593.5	613.2	569.0	585.0
Net Realized Investment Gain (Loss)	1,304.9	4.4	33.8	(144.0)
Total Revenue	4,273.5	2,996.3	3,021.2	2,871.1
Income Before Income Tax	124.7	299.6	337.6	202.1
Net Income	135.4	231.1	265.5	161.0
Net Income Per Common Share
Basic	0.66	1.13	1.30	0.79
Assuming Dilution	0.66	1.13	1.30	0.79

	2019
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$2,352.6	$2,331.2	$2,343.1	$2,338.7
Net Investment Income	616.3	599.4	624.9	594.7
Net Realized Investment Gain (Loss)	9.2	(26.2)	(7.3)	1.1
Total Revenue	3,034.6	2,960.0	3,016.7	2,987.6
Income Before Income Tax	377.4	299.4	352.0	353.3
Net Income	296.2	242.0	281.2	280.9
Net Income Per Common Share
Basic	1.44	1.16	1.33	1.31
Assuming Dilution	1.44	1.16	1.33	1.31

Items affecting the comparability of our financial results are as follows:

•Fourth quarter of 2020 net realized investment gain of $1,302.3 million before tax and $1,028.8 million after tax, related to the transfer of investments for the Closed Block individual disability reinsurance transaction.
•Fourth quarter of 2020 impacts from the Closed Block individual disability reinsurance transaction of $1,305.5 million before tax and $1,031.3 million after tax.
•Fourth quarter of 2020 amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction of $2.6 million before tax and $2.0 million after tax.
•Fourth quarter of 2020 net tax benefit from the Closed Block individual disability reinsurance transaction of $36.5 million.
•Fourth quarter of 2020 reserve increases of $151.5 million and $17.5 million before tax and $119.7 million and $13.8 million after tax related to long-term care and group pension, respectively.
•Third quarter of 2020 costs related to organizational design update of $23.3 million before tax and $18.6 million after tax.
•Second quarter of 2020 impairment on ROU asset related to an operating lease for office space that we do not plan to continue using to support our general operations of $12.7 million before tax and $10.0 million after tax.
•Fourth quarter of 2019 cost related to the early retirement of debt of $2.1 million before tax and $1.7 million after tax.
•Third quarter of 2019 cost related to the early retirement of debt of $25.2 million before tax and $19.9 million after tax.

See Notes 6, 7, 8, 12, 13, and 15 for further discussion of the above items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2020.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, any projection of the evaluation of effectiveness to future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2020, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2020, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Unum Group

Opinion on Internal Control Over Financial Reporting

We have audited Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unum Group and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 17, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 17, 2021

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors," sub-captions "Director Nominees" and "Summary of Director Qualifications and Experience", in our definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption "Ownership of Company Securities", sub-caption "Delinquent Section 16(a) Reports", in our definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Board and Committee Governance", sub-caption "Codes of Conduct and Ethics", in our definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Board and Committee Governance", sub-captions "Committees of the Board", "Committee Responsibilities" and "Audit Committee", in our definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the procedures by which our shareholders may recommend nominees to our board of directors is included under the caption "Corporate Governance", sub-caption "Process for Selecting and Nominating Directors", in our definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation and compensation committee matters is included under the caption "Information About the Board of Directors", sub-caption "Director Compensation", under the caption "Board and Committee Governance", sub-caption "Compensation Committee Interlocks and Insider Participation", and under the captions "Compensation Discussion and Analysis", "Compensation Committee Report", and "Compensation Tables" in our definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions "Ownership of Company Securities" and "Security Ownership of Certain Shareholders" in our definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2020, about the common stock that may be issued under all our existing equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (5)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders (1)	3,392,436 (3)	$24.25	12,104,198 (6)
Equity Compensation Plans Not Approved by Shareholders (2)	36,450 (4)	N/A	11,370 (7)
Total	3,428,886	N/A	12,115,568

(1)Our shareholders have approved the following plans: (a) Stock Incentive Plan of 2007 (2007 Plan), (b) Unum Group 2020 Employee Stock Purchase Plan (ESPP), (c) Stock Incentive Plan of 2012 (2012 Plan), (d) Unum European Holding Company Limited Savings-Related Share Option Scheme 2016 (2016 SAYE), (e) Stock Incentive Plan of 2017 (2017 Plan), and (f) Unum European Holding Company Limited Savings-Related Share Option Scheme 2021 (2021 SAYE).
(2)Our shareholders have not approved the Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004 (2004 NED Plan).
(3)Includes 39,760 shares issuable upon the exercise of outstanding options, 2,084,179 performance-based restricted stock units (RSUs), 66,819 deferred share rights issuable pursuant to outstanding awards (including dividend equivalents accrued thereon), and 1,201,678 performance share units (PSUs) assuming maximum achievement. The awards shown are issuable under the 2007 Plan, the 2012 Plan, and the 2017 Plan.
(4)Consists of 33,676 deferred share rights (each representing the right to one share of common stock), and 2,774 deferred RSUs, including dividend equivalents accrued thereon, granted to non-employee directors under the 2004 NED Plan in accordance with the deferral elections of such directors in respect of cash retainers and meeting fees payable to them.
(5)RSUs, PSUs, and deferred share rights are not included in determining the weighted average exercise price in column (b) because they have no exercise price.
(6)Includes 70,139 shares and 115,635 shares available for future issuance as dividend equivalents in respect of outstanding awards under the 2007 Plan and the 2012 Plan, respectively, which were otherwise replaced by the 2017 Plan for purposes of granting new awards; 10,118,950 shares remaining available for future issuance under the 2017 Plan; 1,400,172 shares remaining available for issuance under the ESPP; 199,302 shares remaining available for future issuance under the 2016 SAYE, and 200,000 shares remaining available for future issuance under the 2021 SAYE. Any award outstanding under the 2012 Plan as of the effective date of the 2017 Plan that after such date is not issued because the award is forfeited, terminates, expires or otherwise lapses without being exercised, or is settled for cash, will be returned to the 2017 Plan. Each PSU, RSU or other full-value award under the 2017 Plan is counted as 1.76 shares.
(7)Represents number of shares available for future issuance as dividend equivalents in respect of outstanding awards under the 2004 NED Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to director independence and transactions with related persons is included under the caption "Information About the Board of Directors", sub-caption "Director Independence", and under the caption "Board and Committee Governance", sub-caption "Related Party Transactions and Policy", in our definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2020 and 2019 and our audit committee's pre-approval policies and procedures are included under the caption "Items to Be Voted On", sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services", in our definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
as of December 31, 2020
Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount shown on the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$559.0	$709.8	$709.8
States, Municipalities, and Political Subdivisions	3,609.9	4,261.2	4,261.2
Foreign Governments	902.9	1,168.2	1,168.2
Public Utilities	5,486.4	6,962.3	6,962.3
Mortgage/Asset-Backed Securities	1,019.9	1,107.7	1,107.7
All Other Corporate Bonds	24,958.8	29,918.6	29,918.6
Redeemable Preferred Stocks	9.6	9.5	9.5
Total Fixed Maturity Securities	36,546.5	44,137.3	44,137.3

Mortgage Loans	2,445.2		2,432.1
Policy Loans	3,683.9		3,683.9
Other Long-term Investments
Derivatives	—		19.8	(2)
Perpetual Preferred Equity Securities	32.6		28.3	(3)
Private Equity Partnerships	720.9		747.5	(3)
Miscellaneous Long-term Investments	165.2		164.6
Short-term Investments	1,470.0		1,470.0

Total Investments	$45,064.3		$52,683.5

(1)The amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, write-downs from declines in fair value, amortization of premiums, and/or accretion of discounts. The amortized cost for these investments does not include allowance for expected credit losses.

(2)Derivatives are carried at fair value.

(3)The difference between amortized cost and carrying value for private equity partnerships and perpetual preferred equity securities primarily results from changes in the partnership owner's equity and the issuer's equity since acquisition, respectively.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2020	2019
	(in millions of dollars)
Assets
Fixed Maturity Securities - at fair value (amortized cost: $349.5; $122.3)	$355.1	$125.6
Other Long-term Investments	10.6	35.2
Short-term Investments	164.5	604.4
Investment in Subsidiaries	14,122.6	12,820.9
Deferred Income Tax	158.8	122.7
Other Assets	496.7	488.9
Total Assets	$15,308.3	$14,197.7

Liabilities and Stockholders' Equity

Liabilities
Short-term Debt	$—	$399.7
Long-term Debt	3,345.7	2,846.9
Pension and Postretirement Benefits	677.5	624.2
Other Liabilities	414.1	361.9
Total Liabilities	4,437.3	4,232.7

Stockholders' Equity
Common Stock	30.7	30.6
Additional Paid-in Capital	2,376.2	2,348.1
Accumulated Other Comprehensive Income	374.2	37.3
Retained Earnings	11,269.6	10,728.7
Treasury Stock	(3,179.7)	(3,179.7)
Total Stockholders' Equity	10,871.0	9,965.0

Total Liabilities and Stockholders' Equity	$15,308.3	$14,197.7

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Cash Dividends from Subsidiaries	$974.6	$1,089.4	$1,135.4
Other Income	51.7	63.9	66.6
Total Revenue	1,026.3	1,153.3	1,202.0

Interest and Debt Expense	187.1	173.2	161.4
Cost Related to Early Retirement of Debt	—	27.3	—
Other Expenses	51.1	53.4	53.4
Total Expenses	238.2	253.9	214.8

Income of Parent Company Before Income Tax	788.1	899.4	987.2
Income Tax Benefit	(15.3)	(21.5)	(1.7)

Income of Parent Company	803.4	920.9	988.9
Equity in Undistributed Earnings (Loss) of Subsidiaries	(10.4)	179.4	(465.5)

Net Income	793.0	1,100.3	523.4

Other Comprehensive Income (Loss), Net of Tax	336.9	851.5	(924.2)

Comprehensive Income (Loss)	$1,129.9	$1,951.8	$(400.8)

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2020	2019	2018
	(in millions of dollars)
Cash Provided by Operating Activities	$964.0	$1,000.0	$1,052.1

Cash Flows from Investing Activities
Proceeds from Maturities of Fixed Maturity Securities	138.8	16.6	52.5
Proceeds from Sales and Maturities of Other Investments	46.6	5.6	—
Purchase of Fixed Maturity Securities	(384.7)	—	(47.9)
Purchase of Other Investments	(22.0)	—	(22.3)
Net Sales (Purchases) of Short-term Investments	440.6	(309.0)	192.6
Cash Distributions to Subsidiaries	(965.5)	(389.0)	(530.8)
Net Purchases of Property and Equipment	(81.6)	(85.9)	(73.2)
Acquisition of Business	—	—	(146.1)
Cash Used by Investing Activities	(827.8)	(761.7)	(575.2)

Cash Flows from Financing Activities
Short-term Debt Repayment	(400.0)	—	(200.0)
Issuance of Long-term Debt	494.1	841.9	290.7
Long-term Debt Repayment	—	(433.1)	—
Cost Related to Early Retirement of Debt	—	(25.9)	—
Issuance of Common Stock	4.4	6.1	4.6
Repurchase of Common Stock	—	(400.3)	(356.2)
Dividends Paid to Stockholders	(231.9)	(229.2)	(215.6)
Other, Net	(1.4)	(3.7)	(9.3)
Cash Used by Financing Activities	(134.8)	(244.2)	(485.8)

Increase (Decrease) in Cash	$1.4	$(5.9)	$(8.9)

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and subsidiaries.

Note 2 - Debt

Debt consists of the following:

			December 31
			2020	2019
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Outstanding Principal
Senior Notes issued 1998	6.750 - 7.250%	2028	$335.8	$335.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2014	4.000%	2024	350.0	350.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2019	4.000%	2029	400.0	400.0
Senior Notes issued 2019	4.500%	2049	450.0	450.0
Senior Notes issued 2020	4.500%	2025	500.0	—
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	20.5	20.5
Junior Subordinated Debt Securities issued 1998	7.405%	2038	203.7	203.7
Junior Subordinated Debt Securities issued 2018	6.250%	2058	300.0	300.0
Fair Value Hedge Adjustment			—	(0.6)
Less:
Unamortized Net Premium			6.0	8.4
Unamortized Debt Issuance Costs			(34.8)	(35.4)
Total Long-term Debt			3,345.7	2,846.9

Short-term Debt
Outstanding Principal
Senior Notes issued 2010	5.625%	2020	—	400.0
Less Unamortized Debt Issuance Costs			—	(0.3)
Total Short-term Debt			—	399.7

Total Debt			$3,345.7	$3,246.6

The medium-term notes are non-callable. The junior subordinated debt securities are callable under limited, specified circumstances. The remaining debt is callable and may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $2.0 million in 2023, $350.0 million in 2024, $775.0 million in 2025, and $2,247.5 million thereafter.

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

Fair Value Hedges

As of December 31, 2019, we had $250.0 million notional amount of an interest rate swap which effectively converted certain of our unsecured senior notes into floating rate debt. Under this agreement, we received a fixed rate of interest and paid a variable rate of interest, based off of three-month LIBOR. During 2020, the $250.0 million notional amount of the interest rate swap matured in conjunction with the maturity of the hedged debt.

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

Interest Paid

Interest paid on long-term and short-term debt and related securities during 2020, 2019, and 2018 was $176.6 million, $168.4 million, and $161.4 million, respectively.

Credit Facilities

We have access to two separate unsecured revolving credit facilities, each with a different syndicate of lenders. One of our credit facilities is under a five-year agreement and is effective through April 2024. The terms of this agreement provide for a borrowing capacity of $500.0 million with an option to be increased up to $700.0 million. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2020, letters of credit totaling $0.6 million had been issued from this credit facility, but there were no borrowed amounts outstanding.

Our other credit facility is under a three-year agreement and is effective until April 2022. The terms of this agreement provide for a borrowing capacity of $100.0 million with an option to be increased up to $140.0 million. We may also request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2020, there have been no letters of credit issued from the credit facility and there were no borrowed amounts outstanding.

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

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)
December 31, 2020

Unum US	$1,168.7	$11,681.4	$44.0	$1,191.2
Unum International	32.0	2,794.2	123.3	175.6
Colonial Life	1,071.9	2,628.5	36.9	217.2
Closed Block	—	32,548.9	145.1	271.4
Total	$2,272.6	$49,653.0	$349.3	$1,855.4

December 31, 2019

Unum US	$1,223.0	$11,367.8	$46.0	$1,117.5
Unum International	26.4	2,566.6	129.9	157.3
Colonial Life	1,074.6	2,477.2	36.8	189.4
Closed Block	—	31,368.5	151.2	281.3
Total	$2,324.0	$47,780.1	$363.9	$1,745.5

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Unum Group and Subsidiaries

Segment	Premium Income	Net Investment Income[1]	Benefits and Change in Reserves for Future Benefits[2]	Amortization of Deferred Acquisition Costs	All Other Expenses[3]	Premiums Written[4]
	(in millions of dollars)
December 31, 2020

Unum US	$6,018.9	$720.3	$4,138.7	$341.0	$1,589.0	$4,088.6
Unum International	652.8	104.6	500.9	7.4	173.0	456.0
Colonial Life	1,712.0	155.7	906.5	257.7	369.2	1,252.4
Closed Block	994.4	1,370.3	3,426.8	—	240.2	979.3
Corporate	—	9.8	—	—	247.7	—
Total	$9,378.1	$2,360.7	$8,972.9	$606.1	$2,619.1

December 31, 2019

Unum US	$6,016.6	$739.4	$4,022.1	$344.0	$1,501.6	$4,073.9
Unum International	630.5	122.5	469.8	7.1	168.8	443.7
Colonial Life	1,685.0	148.0	865.0	258.8	368.1	1,249.6
Closed Block	1,033.5	1,404.9	2,139.3	—	232.7	1,020.8
Corporate	—	20.5	—	—	239.5	—
Total	$9,365.6	$2,435.3	$7,496.2	$609.9	$2,510.7

December 31, 2018

Unum US	$5,736.4	$778.7	$3,856.5	$315.1	$1,447.4	$3,873.0
Unum International	568.8	117.2	419.8	8.2	144.5	455.5
Colonial Life	1,603.8	151.2	824.9	242.2	353.9	1,277.3
Closed Block	1,077.1	1,377.1	2,919.2	—	235.7	1,065.7
Corporate	—	29.5	—	—	203.3	—
Total	$8,986.1	$2,453.7	$8,020.4	$565.5	$2,384.8

1 Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

2 Included in 2020 and 2018 are reserve increases of $151.5 million and $750.8 million, respectively in the Closed Block segment related to our long-term care business, as well as a reserve increase of $17.5 million in 2020 related to our group pension Closed Block business. Also included in 2020 is an increase in benefits and change in reserves for future benefits of $1,284.5 million in 2020 resulting from the recognition of the adjustment related to unrealized investment gains and losses previously recognized in accumulated other comprehensive income related to the Closed Block individual disability reinsurance transaction.

3 Includes commissions, interest and debt expense, cost related to early retirement of debt, deferral of acquisition costs, compensation expense, and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics. Included in 2020 is the amortization of the cost of reinsurance of $2.6 million and transaction costs of $21.0 million related to the Closed Block individual disability reinsurance transaction. Also included in 2020 is a ROU asset impairment of $12.7 million related to one of our operating leases for office space that we do not plan to continue using to support general operations and costs related to organizational design updates of $23.3 million in Corporate.

4 Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2020

Life Insurance in Force	$979,755.7	$41,550.9	$896.4	$939,101.2	0.1%

Premium Income:
Life Insurance	$2,536.8	$141.9	$8.0	$2,402.9	0.3%
Accident, Health, and Other Insurance	7,085.1	196.0	86.1	6,975.2	1.2%
Total	$9,621.9	$337.9	$94.1	$9,378.1	1.0%

Year Ended December 31, 2019

Life Insurance in Force	$990,371.0	$41,669.8	$1,018.4	$949,719.6	0.1%

Premium Income:
Life Insurance	$2,549.7	$137.2	$8.2	$2,420.7	0.3%
Accident, Health, and Other Insurance	7,026.6	190.0	108.3	6,944.9	1.6%
Total	$9,576.3	$327.2	$116.5	$9,365.6	1.2%

Year Ended December 31, 2018

Life Insurance in Force	$937,300.8	$40,902.8	$1,089.3	$897,487.3	0.1%

Premium Income:
Life Insurance	$2,442.1	$138.2	$8.7	$2,312.6	0.4%
Accident, Health, and Other Insurance	6,729.0	189.4	133.9	6,673.5	2.0%
Total	$9,171.1	$327.6	$142.6	$8,986.1	1.6%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Year[3]	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts[1]	Deductions[2]	Balance at End of Year
	(in millions of dollars)
Year Ended December 31, 2020

Real Estate reserve (deducted from other long-term investments)	$0.3	$—	$—	$0.3	$—

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$23.8	$34.2	$0.1	$19.3	$38.8

Allowance for expected credit losses (deducted from reinsurance recoverable)	$1.8	$10.1	$—	$0.2	$11.7

Year Ended December 31, 2019

Real Estate reserve (deducted from other long-term investments)	$1.5	$—	$—	$1.2	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$9.9	$5.3	$0.1	$6.9	$8.4

Year Ended December 31, 2018

Real Estate reserve (deducted from other long-term investments)	$4.2	$0.6	$—	$3.3	$1.5

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.4	$5.6	$—	$2.1	$9.9

1 Additions charged to other accounts are comprised of amounts related to fluctuations in the foreign currency exchange rate.

2 Deductions include amounts deemed to reduce exposure of expected losses on premium and accounts receivables and reinsurance recoverable, probable losses on Real Estate reserve, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

3 ASC 326 "Financial Instruments - Credit Losses" was adopted resulting in a beginning balance adjustment of $13.5 million to Allowance for expected credit losses (deducted from accounts and premiums receivable) and the now separately reported $1.8 million beginning balance for Allowance for expected credit losses (deducted from reinsurance recoverable).

Certain items not reported above include the allowance for expected credit losses on mortgage loans, the allowance for credit losses on fixed maturity securities, and the deferred tax asset valuation allowance. See Notes 3 and 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for a discussion of these items.

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

(2.1)
Master Transaction Agreement, dated December 16, 2020, by and among Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, Unum Life Insurance Company of America and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.1 of Unum Group’s Form 8-K filed on December 17, 2020).

(2.2)
Reinsurance Agreement, dated December 17, 2020, by and between Provident Life and Accident Insurance Company and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.1 of Unum Group’s Form 8-K filed on December 22, 2020). **

(2.3)
Reinsurance Agreement, dated December 17, 2020, by and between The Paul Revere Life Insurance Company and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.2 of Unum Group’s Form 8-K filed on December 22, 2020). **

(2.4)
Reinsurance Agreement, dated December 17, 2020, by and between Unum Life Insurance Company of America and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.3 of Unum Group’s Form 8-K filed on December 22, 2020). **

(3.1)	Amended and Restated Certificate of Incorporation of Unum Group, effective May 24, 2018 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 25, 2018).

(3.2)	Amended and Restated Bylaws of Unum Group, effective February 18, 2020 (incorporated by reference to Exhibit 3.1 of Unum Group’s Form 8-K filed on February 24, 2020).

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

(4.4)
First Supplemental Indenture for Senior Debt Securities, between Unum Group and The Bank of New York Mellon Trust Company, N.A. dated as of August 20, 2020 (incorporated by reference to Exhibit 4.4 to Unum Group’s Registration Statement on Form S-3ASR (Registration No. 333-248208) filed on August 20, 2020).

(4.5)	Form of 5.75% Senior Note due 2042 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on August 23, 2012).

(4.6)	Form of 4.000% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on March 14, 2014).

(4.7)	Form of 3.875% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on November 5, 2015).

(4.8)
Indenture for Subordinated Debt Securities, dated as of May 29, 2018, between Unum Group and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Unum Group’s Form 8-K filed on May 29, 2018).

(4.9)	Form of 6.250% Junior Subordinated Notes due 2058 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on May 29, 2018).

(4.10)	Form of 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on June 13, 2019).

(4.11)	Form of 4.500% Senior Notes due 2049 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on September 11, 2019).

(4.12)	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 of Unum Group’s Form 8-K filed on May 21, 2020).

(4.13)	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

Certain instruments defining the rights of holders of long-term debt securities of our company and our subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. We hereby undertake to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

(10.1)	Agreement between Provident Companies, Inc. and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 10.18 of Provident Companies Inc.'s Form 10-Q for fiscal quarter ended September 30, 1998).

(10.2)	Form of Change in Control Severance Agreement, effective April 25, 2011 (incorporated by reference to Exhibit 10.3 of our Form 10-K for the fiscal year ended December 31, 2014). *

(10.3)	Form of Change in Control Severance Agreement, effective January 1, 2015 (incorporated by reference to Exhibit 10.4 of our Form 10-K for the fiscal year ended December 31, 2014). *

(10.4)	Form of Change in Control Severance Agreement, effective August 14, 2018 (incorporated by reference to Exhibit 10.5 of our Form 10-K for the fiscal year ended December 31, 2018). *

(10.5)	Unum Group Supplemental Pension Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.6 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.6)	First Amendment to the Unum Group Supplemental Pension Plan, effective as of June 17, 2013 (incorporated by reference to Exhibit 10.7 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.7)
Second Amendment to the Unum Group Supplemental Pension Plan, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.8)	Third Amendment to the Unum Group Supplemental Pension Plan, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2015). *

(10.9)	Fourth Amendment to the Unum Group Supplemental Pension Plan, effective as of January 1, 2021. *

(10.10)
Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2001).

(10.11)	Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004, as amended (incorporated by reference to Exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.12)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 3, 2005).

(10.13)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of our Form 8‑K filed on October 3, 2005).

(10.14)	Unum Group Stock Incentive Plan of 2007, as amended (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.15)	Severance Pay Plan for Executive Vice Presidents (EVPs) (incorporated by reference to Exhibit 10.15 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2019). *

(10.16)	Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on April 12, 2012). *

(10.17)	Form of Nonqualified Stock Option Agreement for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on May 2, 2013). *

(10.18)	Unum Group Non-Qualified Defined Contribution Retirement Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.31 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.19)	First Amendment to Unum Group Non-Qualified Defined Contribution Retirement Plan, effective as of January 1, 2019. *

(10.20)	Second Amendment to Unum Group Non-Qualified Defined Contribution Retirement Plan, effective as of January 1, 2020. *

(10.21)
Amended and Restated Credit Agreement, dated as of April 29, 2019, among Unum Group, as Borrower, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, Fronting Bank and Swingline Lender (incorporated by reference to Exhibit 10.1 of our form 10-Q filed on July 31, 2019).

(10.22)	Letter Agreement with Richard P. McKenney, dated January 30, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on February 3, 2015). *

(10.23)	Severance Agreement between Unum Group and Richard P. McKenney, dated effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on February 3, 2015). *

(10.24)
Amended and Restated Aircraft Time-Sharing Agreement between Unum Group and Richard P. McKenney, dated as of August 9, 2019. (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on October 30, 2019).

(10.25)	Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit A of Unum Group's definitive proxy statement on Schedule 14A filed on April 13, 2017). *

(10.26)
Form of Restricted Stock Unit Agreement with Non-Employee Director for awards under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on May 25, 2017). *

(10.27)
Form of Restricted Stock Unit Agreement with Employee in U.S. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.35 of Unum Group's Form 10-K for the fiscal year ended December 31, 2017). *

(10.28)
Form of Restricted Stock Unit Agreement with Employee in U.K. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.36 of Unum Group's Form 10-K for the fiscal year ended December 31, 2017). *

(10.29)
Form of Performance Share Unit Agreement with Employee in U.S. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017. (incorporated by reference to Exhibit 10.37 of Unum Group's Form 10-K for the fiscal year ended December 31, 2017). *

(10.30)
Form of Performance Share Unit Agreement with Employee in U.K. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.38 of Unum Group's Form 10-K for the fiscal year ended December 31, 2017). *

(10.31)
Form of Restricted Stock Unit Agreement with Employee in U.S. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.37 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2018). *

(10.32)
Form of Restricted Stock Unit Agreement with Employee in U.K. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.38 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2018). *

(10.33)
Form of Performance Share Unit Agreement with Employee in U.S. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.39 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2018). *

(10.34)
Form of Performance Share Unit Agreement with Employee in U.K. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.40 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2018). *

(10.35)
Form of Restricted Stock Unit Agreement with Employee in U.S. for awards in 2020 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.37 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2019). *

(10.36)
Form of Cash-Settled Restricted Stock Unit Agreement with Employee in U.S. for awards in 2020 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.38 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2019). *

(10.37)
Form of Restricted Stock Unit Agreement with Employee in U.K. for awards in 2020 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.39 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2019). *

(10.38)
Form of Performance Share Unit Agreement with Employee in U.S. for awards in 2020 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.1 of Unum Group’s Form 10-Q filed on May 5, 2020). *

(10.39)
Form of Performance Share Unit Agreement with Employee in U.K. for awards in 2020 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.2 of Unum Group’s Form 10-Q filed on May 5, 2020). *

(10.40)	Annual Incentive Plan of Unum Group, as amended and restated effective January 1, 2020. *

(10.41)	Unum Group 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Unum Group’s Form 8-K filed on June 2, 2020). *

(10.42)	Form of Success Incentive Plan Cash Success Unit and Stock Success Unit Agreement with Employee in U.S. (incorporated by reference to Exhibit 10.1 of Unum Group's Form 8-K filed on August 26, 2020). *

(10.43)	Form of Success Incentive Plan Cash Success Unit and Stock Success Unit Agreement with Employee in U.K. (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on August 26, 2020). *

(10.44)	Form of Restricted Stock Unit Agreement with Executive in U.S. for awards in 2021 under the Unum Group Stock Incentive Plan of 2017. *

(10.45)	Form of Restricted Stock Unit Agreement with Executive in U.K. for awards in 2021 under the Unum Group Stock Incentive Plan of 2017. *

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 17, 2021, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document).

___________

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.

**
Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would likely cause competitive harm to Unum Group or its subsidiaries if it were to be publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date:	February 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard P. McKenney	President and Chief Executive Officer	February 17, 2021
Richard P. McKenney	and a Director (principal executive officer)

/s/ Steven A. Zabel	Executive Vice President, Chief Financial Officer	February 17, 2021
Steven A. Zabel	(principal financial officer)

/s/ Cherie A. Pashley	Senior Vice President, Chief Accounting Officer	February 17, 2021
Cherie A. Pashley	(principal accounting officer)

Name	Title	Date

*	Director	February 17, 2021
Theodore H. Bunting, Jr.

*	Director	February 17, 2021
Susan L. Cross

*	Director	February 17, 2021
Susan D. DeVore

*	Director	February 17, 2021
Joseph J. Echevarria

*	Director	February 17, 2021
Cynthia L. Egan

*	Director	February 17, 2021
Kevin T. Kabat

*	Director	February 17, 2021
Timothy F. Keaney

*	Director	February 17, 2021
Gloria C. Larson

*	Director	February 17, 2021
Ronald P. O'Hanley

*	Director	February 17, 2021
Francis J. Shammo

* By: /s/ J. Paul Jullienne		February 17, 2021
J. Paul Jullienne
Attorney-in-Fact