Form 10-Q
period 2021-03-31
Unum Group
filed 2021-05-06
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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

204,240,512 shares of the registrant's common stock were outstanding as of May 4, 2021.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	March 31	December 31
	2021	2020
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $36,565.9; $36,546.5; allowance for credit losses of $7.3; $6.8)	$42,076.0	$44,137.3
Mortgage Loans (net of allowance for credit losses of $11.5; $13.1)	2,402.2	2,432.1
Policy Loans	3,628.8	3,683.9
Other Long-term Investments	995.3	960.2
Short-term Investments	756.1	1,470.0
Total Investments	49,858.4	52,683.5

Other Assets
Cash and Bank Deposits	561.8	197.0
Accounts and Premiums Receivable (net of allowance for credit losses of $33.7; $38.8)	1,656.1	1,519.3
Reinsurance Recoverable (net of allowance for credit losses of $11.7; $11.7)	11,550.2	10,666.0
Accrued Investment Income	668.7	611.4
Deferred Acquisition Costs	2,254.8	2,272.6
Goodwill	353.0	353.0
Property and Equipment	500.6	498.0
Income Tax Receivable	43.3	72.7
Other Assets	1,809.7	1,752.3

Total Assets	$69,256.6	$70,625.8

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2021	2020
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,899.3	$1,855.4
Reserves for Future Policy and Contract Benefits	48,112.3	49,653.0
Unearned Premiums	425.0	349.3
Other Policyholders’ Funds	1,736.1	1,663.9
Deferred Income Tax	319.2	416.1
Long-term Debt	3,346.8	3,345.7
Other Liabilities	2,847.8	2,471.4

Total Liabilities	58,686.5	59,754.8

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 307,065,068 and 306,566,572 shares	30.7	30.7
Additional Paid-in Capital	2,380.8	2,376.2
Accumulated Other Comprehensive Income (Loss)	(24.9)	374.2
Retained Earnings	11,363.2	11,269.6
Treasury Stock - at cost: 102,876,514 shares	(3,179.7)	(3,179.7)

Total Stockholders' Equity	10,570.1	10,871.0

Total Liabilities and Stockholders' Equity	$69,256.6	$70,625.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2021	2020
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,378.3	$2,371.4
Net Investment Income	548.7	585.0
Net Realized Investment Gain (Loss)	84.6	(144.0)
Other Income	60.4	58.7
Total Revenue	3,072.0	2,871.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,051.2	1,854.8
Commissions	259.9	279.2
Interest and Debt Expense	44.4	45.7
Deferral of Acquisition Costs	(130.6)	(162.0)
Amortization of Deferred Acquisition Costs	166.4	176.2
Compensation Expense	236.9	239.5
Other Expenses	245.0	235.6
Total Benefits and Expenses	2,873.2	2,669.0

Income Before Income Tax	198.8	202.1

Income Tax Expense (Benefit)
Current	67.5	57.6
Deferred	(21.7)	(16.5)
Total Income Tax Expense	45.8	41.1

Net Income	$153.0	$161.0

Net Income Per Common Share
Basic	$0.75	$0.79
Assuming Dilution	$0.75	$0.79

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2021	2020
	(in millions of dollars)
Net Income	$153.0	$161.0

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax benefit of $434.2; $436.5)	(1,646.0)	(1,666.7)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense of $331.8; $380.8)	1,256.5	1,446.1
Change in Net Gain on Hedges (net of tax expense (benefit) of $(5.4); $6.6)	(20.7)	22.8
Change in Foreign Currency Translation Adjustment (net of tax expense of $1.8; $2.1)	7.3	(63.6)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.2; $1.9)	3.8	7.0
Total Other Comprehensive Loss	(399.1)	(254.4)

Comprehensive Loss	$(246.1)	$(93.4)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2021	2020
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$30.7	$30.6

Additional Paid-in Capital
Balance at Beginning of Year	2,376.2	2,348.1
Common Stock Activity	4.6	9.2
Balance at End of Period	2,380.8	2,357.3

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	374.2	37.3
Other Comprehensive Loss	(399.1)	(254.4)
Balance at End of Period	(24.9)	(217.1)

Retained Earnings
Balance at Beginning of Year	11,269.6	10,728.7
Adjustment to Adopt Accounting Standard Update - Note 2	—	(18.9)
Balance at Beginning of Year, as Adjusted	11,269.6	10,709.8
Net Income	153.0	161.0
Dividends to Stockholders (per common share: $0.285; $0.285)	(59.4)	(58.8)
Balance at End of Period	11,363.2	10,812.0

Treasury Stock
Balance at Beginning of Year and End of Period	(3,179.7)	(3,179.7)

Total Stockholders' Equity at End of Period	$10,570.1	$9,803.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2021	2020
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$153.0	$161.0
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Change in Receivables	4.5	(8.7)
Change in Deferred Acquisition Costs	35.8	14.2
Change in Insurance Reserves and Liabilities	291.1	67.5
Change in Income Taxes	44.9	24.9
Change in Other Accrued Liabilities	(72.4)	(121.3)
Non-cash Components of Net Investment Income	(108.0)	(92.5)
Net Realized Investment (Gain) Loss	(84.6)	144.0
Depreciation	29.3	28.5
Cash Related to Reinsurance Agreement	(456.8)	—
Other, Net	1.2	2.3
Net Cash Provided (Used) by Operating Activities	(162.0)	219.9

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	157.4	120.7
Proceeds from Maturities of Fixed Maturity Securities	856.3	414.3
Proceeds from Sales and Maturities of Other Investments	68.2	48.5
Purchases of Fixed Maturity Securities	(1,185.0)	(780.5)
Purchases of Other Investments	(62.5)	(144.2)
Net Sales and Maturities of Short-term Investments	769.0	15.5
Net Increase in Payables for Collateral on Investments	16.1	487.4
Net Purchases of Property and Equipment	(30.9)	(39.1)
Net Cash Provided by Investing Activities	588.6	122.6

Cash Flows from Financing Activities
Long-term Debt Repayment	—	(15.0)
Issuance of Common Stock	0.8	1.3
Dividends Paid to Stockholders	(58.4)	(57.8)
Cash Received Related to Active Life Volatility Cover Agreement	17.9	—
Other, Net	(22.1)	(17.9)
Net Cash Used by Financing Activities	(61.8)	(89.4)

Net Increase in Cash and Bank Deposits	364.8	253.1

Cash and Bank Deposits at Beginning of Year	197.0	84.1

Cash and Bank Deposits at End of Period	$561.8	$337.2

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2021
Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2020.

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

Note 2 - Accounting Developments

Accounting Updates Adopted in 2021:

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements

ASC 740 "Income Taxes"	The amendments in this update simplified the accounting for income taxes by removing certain exceptions in the guidance related to the following: 1. losses in continuing operations when there is income in other items, 2. foreign subsidiaries becoming equity method investments and vice versa, and 3. year-to-date interim period losses exceeding anticipated loss for the year. The amendments also simplified the accounting for income taxes related to the following: 1. franchise taxes partially based on income, 2. step up in the tax basis of goodwill, 3. allocation of tax expense to entities not subject to tax, 4. enacted changes in tax law or rates in interim periods, and 5. employee stock ownership programs and investments in qualified affordable housing projects accounted for using the equity method.	January 1, 2021	The adoption of this update did not have a material effect on our financial position or results of operations.

Summary of Financial Statement Impacts of Accounting Updates Adopted in 2020:

Effective January 1, 2020, we adopted an update under ASC 326 "Financial Instruments - Credit Losses" that amended the guidance on the impairment of financial instruments. The update added an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses and will generally result in earlier recognition of allowances for losses. The current expected credit loss model applies to financial instruments such as mortgage loans, fixed maturity securities classified as held-to-maturity, and certain receivables. The update also modified the other-than-temporary impairment model used for available-for-sale fixed maturity securities such that credit losses are recognized as an allowance rather than as a reduction in the amortized cost of the security. The reversal of previously recognized credit losses on available-for-sale fixed maturity securities is allowed under specified circumstances. The guidance was applied using a modified retrospective approach through a cumulative-effect reduction to retained earnings of $18.9 million as of the beginning of the period of adoption. For available-for-sale fixed maturity securities, the update was applied prospectively. Other-than-temporary impairment losses recognized on available-for-sale fixed maturity securities prior to adoption of the update cannot be reversed.
See Note 4 for discussion on the allowance for current expected credit losses on our commercial mortgage loans and the allowance for credit losses on our available-for-sale fixed maturity securities. See Note 12 for discussion on the allowance for expected credit losses on our premiums receivable balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 2 - Accounting Developments - Continued
Accounting Updates Outstanding:

ASC	Description	Date of Adoption	Effect on Financial Statements

ASC 848 "Reference Rate Reform"	The amendments in this update provide optional guidance, for a limited period of time, to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The guidance allows for various practical expedients and exceptions when applying GAAP to contracts, hedging relationships, and other transactions affected either by discontinued rates as a direct result of reference rate reform or a market-wide change in interest rates used for discounting, margining or contract price alignment, if certain criteria are met. Specifically, the guidance provides certain practical expedients for contract modifications, fair value hedges, and cash flow hedges, and also provides certain exceptions related to changes in the critical terms of a hedging relationship. The guidance also allows for a one-time election to sell or transfer debt securities that were both classified as held-to-maturity prior to January 1, 2020 and reference a rate affected by the reform.	Adoption is permitted as of the beginning of the interim period that includes March 12, 2020 (the issuance date of the update), or any date thereafter, through December 31, 2022, at which point the guidance will sunset.	We have not yet determined the impact on our financial position or results of operations if we elect to adopt this guidance.

ASC 944 "Financial Services - Insurance"	This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income. These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. The update also requires that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in other comprehensive income. This update also simplifies the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations but are no longer subject to an impairment test. Significant additional disclosures will also be required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. The application of this guidance will vary based upon the specific requirements of the update but will generally result in either a modified retrospective or full retrospective approach with changes applied as of the beginning of the earliest period presented. Early adoption is permitted.	January 1, 2023	We are currently evaluating the impact of the update and expect that the adoption may have a material impact on our financial position and results of operations. The update will also significantly expand our disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 3 - Fair Values of Financial Instruments - Continued
pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether it is a bid or market quote. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2021, we have applied valuation approaches and techniques on a consistent basis to similar assets and liabilities and consistent with those approaches and techniques used at year end 2020.

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
March 31, 2021
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
Unum Group and Subsidiaries
March 31, 2021
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
March 31, 2021
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

At March 31, 2021, approximately 23.5 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 76.5 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•60.5 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•10.9 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•5.1 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. We analyze credit default swap spreads relative to the average credit spread embedded within the London Interbank Offered Rate (LIBOR) setting syndicate in determining the effect of credit risk on our derivatives' fair values.  If net counterparty credit risk for a derivative asset is determined to be material and is not adequately reflected in the LIBOR based fair value obtained from our pricing sources, we adjust the valuations obtained from our pricing sources. For purposes of valuing net counterparty risk, we measure the fair value of a group of financial assets and financial liabilities on the basis of the price that would be received to sell a net long position or transfer a net short position for a particular risk exposure in an orderly transaction between market participants at the measurement date under current market conditions. In regard to our own credit risk component, we adjust the valuation of derivative liabilities wherein the counterparty is exposed to our credit risk when the LIBOR based valuation of our derivatives obtained from pricing sources does not effectively include an adequate credit component for our own credit risk.
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
March 31, 2021
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

The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		March 31, 2021
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$247.5	Not redeemable	$190.3
		41.9	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	1.1
Total Private Credit		289.4		191.4

Private Equity	(b)	249.8	Not redeemable	216.4
		9.2	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	34.3
Total Private Equity		259.0		250.7

Real Assets	(c)	187.7	Not redeemable	198.9
		56.3	Quarterly / 90 days notice	—
Total Real Assets		244.0		198.9

Total Partnerships		$792.4		$641.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 3 - Fair Values of Financial Instruments - Continued

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
March 31, 2021
Note 3 - Fair Values of Financial Instruments - Continued
(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of March 31, 2021, the estimated remaining life of the investments that do not allow for redemptions is approximately 34 percent in the next 3 years, 51 percent during the period from 3 to 5 years, 13 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of March 31, 2021, the estimated remaining life of the investments that do not allow for redemptions is approximately 21 percent in the next 3 years, 34 percent during the period from 3 to 5 years, 44 percent during the period from 5 to 10 years, and 1 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of March 31, 2021, the estimated remaining life of the investments that do not allow for redemptions is approximately 11 percent in the next 3 years, 21 percent during period from 3 to 5 years and 68 percent during the period from 5 to 10 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 3 - Fair Values of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	March 31, 2021
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$101.1	$475.5	$—	$—	$576.6
States, Municipalities, and Political Subdivisions	54.1	4,149.8	—	—	4,203.9
Foreign Governments	—	1,098.9	21.7	—	1,120.6
Public Utilities	594.2	5,746.9	103.4	—	6,444.5
Mortgage/Asset-Backed Securities	—	847.9	77.2	—	925.1
All Other Corporate Bonds	9,144.4	19,157.6	499.2	—	28,801.2
Redeemable Preferred Stocks	—	4.1	—	—	4.1
Total Fixed Maturity Securities	9,893.8	31,480.7	701.5	—	42,076.0

Other Long-term Investments
Derivatives
Forwards	—	0.1	—	—	0.1
Foreign Exchange Contracts	—	17.4	—	—	17.4
Credit Default Swaps	—	0.1	—	—	0.1
Total Derivatives	—	17.6	—	—	17.6
Perpetual Preferred Equity Securities	26.1	0.2	5.2	—	31.5
Private Equity Partnerships	—	—	—	792.4	792.4
Total Other Long-term Investments	26.1	17.8	5.2	792.4	841.5
Total Financial Instrument Assets Carried at Fair Value	$9,919.9	$31,498.5	$706.7	$792.4	$42,917.5

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$0.1	$—	$—	$0.1
Foreign Exchange Contracts	—	54.8	—	—	54.8
Embedded Derivative in Modified Coinsurance Arrangement	—	—	22.9	—	22.9
Total Derivatives	—	54.9	22.9	—	77.8
Total Financial Instrument Liabilities Carried at Fair Value	$—	$54.9	$22.9	$—	$77.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 3 - Fair Values of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 3 - Fair Values of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2021
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI(1)	Purchases	Sales	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$15.5	$—	$—	$—	$—	$—	$(15.5)	$—	$—	$—
Foreign Governments	21.8	—	(0.1)	—	—	—	—	21.7	(0.1)	—
Public Utilities	185.7	—	(4.6)	—	—	36.0	(113.7)	103.4	(4.6)	—
Mortgage/Asset-Backed Securities	81.3	—	(34.5)	—	(32.6)	86.1	(23.1)	77.2	(34.5)	—
All Other Corporate Bonds	943.1	—	(13.8)	—	—	—	(430.1)	499.2	(13.8)	—
Total Fixed Maturity Securities	1,247.4	—	(53.0)	—	(32.6)	122.1	(582.4)	701.5	(53.0)	—

Perpetual Preferred Equity Securities	4.7	—	—	—	—	0.5	—	5.2	—	—
Embedded Derivative in Modified Coinsurance Arrangement	(39.8)	16.9	—	—	—	—	—	(22.9)	—	16.9
(1) Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 3 - Fair Values of Financial Instruments - Continued

	Three Months Ended March 31, 2020
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$41.8	$—	$2.8	$—	$—	$—	$(13.3)	$31.3	$2.9	$—
Foreign Governments	21.8	—	(0.9)	—	—	—	—	20.9	(0.9)	—
Public Utilities	14.6	—	(0.3)	—	—	18.0	(6.0)	26.3	—	—
Mortgage/Asset-Backed Securities	34.1	—	(0.8)	—	—	49.2	(7.4)	75.1	(0.2)	—
All Other Corporate Bonds	600.5	—	(50.6)	20.9	—	236.2	(254.0)	553.0	(2.2)	—
Total Fixed Maturity Securities	712.8	—	(49.8)	20.9	—	303.4	(280.7)	706.6	(0.4)	—

Perpetual Preferred Equity Securities	4.6	—	—	—	—	—	—	4.6	—	—
Embedded Derivative in Modified Coinsurance Arrangement	(22.8)	(86.9)	—	—	—	—	—	(109.7)	—	(86.9)

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
March 31, 2021
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

	March 31, 2021
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$45.0	Market Approach	Volatility of Credit	(a)	0.50% - 47.79% / 6.58%
Perpetual Preferred Equity Securities	5.2	Market Approach	Market Convention	(b)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(22.9)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 0.7%

	December 31, 2020
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$45.7	Market Approach	Volatility of Credit	(a)	0.50% - 24.90% / 3.63%
Perpetual Preferred Equity Securities	4.7	Market Approach	Market Convention	(b)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(39.8)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 1.0%

(a)Represents basis point adjustments for credit-specific factors
(b)Represents a decision to price based on par value, cost, or owner's equity when limited data is available
(c)Represents various actuarial assumptions required to derive the liability cash flows. Fair value of embedded derivative is most often driven by the change in the weighted average credit spread to the swap curve for the assets backing the hypothetical loan.

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
March 31, 2021
Note 3 - Fair Values of Financial Instruments - Continued
Fair Value Measurements for Financial Instruments Not Carried at Fair Value

The methods and assumptions used to estimate fair values of financial instruments not carried at fair value are discussed as follows:

Mortgage Loans: Fair value of newly originated, seasoned performing, or sub-performing but likely to continue cash flowing loans are calculated using a discounted cash flow analysis. Loans’ cash flows are modeled and appropriately discounted by a rate based on current yields and credit spreads. For sub and non-performing loans where there is some probability the loan will not continue to pay, a price based approach would be used to estimate the loan’s value in the open market utilizing current transaction information from similar loans.

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,337.3 million and $3,390.6 million as of March 31, 2021 and December 31, 2020, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
March 31, 2021
Note 3 - Fair Values of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	March 31, 2021
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,456.1	$—	$2,456.1	$2,402.2
Policy Loans	—	—	3,761.3	3,761.3	3,628.8
Other Long-term Investments
Miscellaneous Long-term Investments	—	26.9	24.4	51.3	51.3
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,483.0	$3,785.7	$6,268.7	$6,082.3

Liabilities
Long-term Debt	$3,230.9	$557.9	$—	$3,788.8	$3,346.8
Payable for Collateral on Federal Home Loan Bank (FHLB) Funding Agreements	—	302.2	—	302.2	302.2
Other Liabilities
Unfunded Commitments	—	0.9	—	0.9	0.9
Total Financial Instrument Liabilities Not Carried at Fair Value	$3,230.9	$861.0	$—	$4,091.9	$3,649.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2020
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,641.8	$—	$2,641.8	$2,432.1
Policy Loans	—	—	3,850.8	3,850.8	3,683.9
Other Long-term Investments
Miscellaneous Long-term Investments	—	28.2	29.3	57.5	57.5
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,670.0	$3,880.1	$6,550.1	$6,173.5

Liabilities
Long-term Debt	$2,393.1	$1,494.3	$—	$3,887.4	$3,345.7
Payables for Collateral on FHLB Funding Agreements	—	312.2	—	312.2	312.2
Other Liabilities
Unfunded Commitments	—	0.9	—	0.9	0.9
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,393.1	$1,807.4	$—	$4,200.5	$3,658.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 4 - Investments
Fixed Maturity Securities

At March 31, 2021 and December 31, 2020, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	March 31, 2021
	Amortized Cost	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$464.6	$—	$112.1	$0.1	$576.6
States, Municipalities, and Political Subdivisions	3,735.9	—	506.7	38.7	4,203.9
Foreign Governments	899.0	—	224.3	2.7	1,120.6
Public Utilities	5,390.6	—	1,080.0	26.1	6,444.5
Mortgage/Asset-Backed Securities	851.6	—	73.6	0.1	925.1
All Other Corporate Bonds	25,220.2	7.3	3,698.3	110.0	28,801.2
Redeemable Preferred Stocks	4.0	—	0.1	—	4.1
Total Fixed Maturity Securities	$36,565.9	$7.3	$5,695.1	$177.7	$42,076.0

	December 31, 2020
	Amortized Cost	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$559.0	$—	$150.8	$—	$709.8
States, Municipalities, and Political Subdivisions	3,609.9	—	652.8	1.5	4,261.2
Foreign Governments	902.9	—	266.5	1.2	1,168.2
Public Utilities	5,486.4	—	1,481.9	6.0	6,962.3
Mortgage/Asset-Backed Securities	1,019.9	—	88.0	0.2	1,107.7
All Other Corporate Bonds	24,958.8	6.8	5,013.5	46.9	29,918.6
Redeemable Preferred Stocks	9.6	—	—	0.1	9.5
Total Fixed Maturity Securities	$36,546.5	$6.8	$7,653.5	$55.9	$44,137.3

(1) Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2021
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$5.9	$0.1	$—	$—
States, Municipalities, and Political Subdivisions	888.1	38.7	0.6	—
Foreign Governments	61.8	2.7	—	—
Public Utilities	321.4	22.8	38.6	3.3
Mortgage/Asset-Backed Securities	0.6	0.1	3.1	—
All Other Corporate Bonds	1,883.4	84.0	246.0	26.0
Total Fixed Maturity Securities	$3,161.2	$148.4	$288.3	$29.3

	December 31, 2020
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
States, Municipalities, and Political Subdivisions	$133.4	$1.5	$0.1	$—
Foreign Governments	20.3	1.2	—	—
Public Utilities	76.3	3.7	25.4	2.3
Mortgage/Asset-Backed Securities	3.0	0.1	3.1	0.1
All Other Corporate Bonds	520.4	22.4	113.5	24.5
Redeemable Preferred Stocks	9.5	0.1	—	—
Total Fixed Maturity Securities	$762.9	$29.0	$142.1	$26.9

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	March 31, 2021
	Amortized Cost, Net of ACL	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$777.5	$16.7	$731.2	$1.6	$61.4
Over 1 year through 5 years	6,304.4	581.8	6,672.8	16.2	197.2
Over 5 years through 10 years	10,695.5	1,531.9	11,529.8	23.1	674.5
Over 10 years	17,929.6	3,491.1	18,771.3	136.7	2,512.7
	35,707.0	5,621.5	37,705.1	177.6	3,445.8
Mortgage/Asset-Backed Securities	851.6	73.6	921.4	0.1	3.7
Total Fixed Maturity Securities	$36,558.6	$5,695.1	$38,626.5	$177.7	$3,449.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 4 - Investments - Continued

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

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of March 31, 2021:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$38,846.3	$5,451.1	$149.9	84.4%
Below-Investment-Grade	3,229.7	244.0	27.8	15.6
Total Fixed Maturity Securities	$42,076.0	$5,695.1	$177.7	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At March 31, 2021, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

As of March 31, 2021, we held 239 individual investment-grade fixed maturity securities and 21 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 11 investment-grade fixed maturity securities and 12 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
March 31, 2021
Note 4 - Investments - Continued
•Market conditions
•Rating agency and governmental actions
•Bid and offering prices and the level of trading activity
•Adverse changes in estimated cash flows for securitized investments
•Changes in fair value subsequent to the balance sheet date
•Any other key measures for the related security

While determining whether a credit loss exists is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of problem investments and the recording of credit losses on a timely basis for investments determined to have a credit loss. We calculate the allowance for credit losses of fixed maturity securities based on the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. When estimating future cash flows, we analyze the strength of the issuer’s balance sheet, its debt obligations and near-term funding arrangements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. As of March 31, 2021, with respect to the fixed maturity securities for which the allowance for credit losses was recognized, we do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of our estimated value.

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, all of which are classified as "all other corporate bonds" in the preceding tables, at March 31, 2021:

	Three Months Ended March 31
	2021	2020
	(in millions of dollars)
Balance, beginning of period	$6.8	$—
Credit losses on securities for which credit losses were not previously recorded	—	48.0
Change in allowance on securities with allowance recorded in previous period	0.5	—
Balance, end of period	$7.3	$48.0

At March 31, 2021, we had commitments of $106.5 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of March 31, 2021, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $816.8 million, comprised of $24.4 million of tax credit partnerships and $792.4 million of private equity partnerships. At December 31, 2020, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $776.8 million, comprised of $29.3 million of tax credit partnerships and $747.5 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 4 - Investments - Continued
The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended March 31
	2021	2020
	(in millions of dollars)
Income Tax Credits	$5.4	$8.3
Amortization, Net of Tax	(3.7)	(5.5)
Income Tax Benefit	$1.7	$2.8

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $0.9 million of unfunded unconditional commitments at March 31, 2021. See Note 3 for commitments to fund private equity partnerships.

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

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,413.7 million and $2,445.2 million at March 31, 2021 and December 31, 2020, respectively. The allowance for expected credit losses was $11.5 million and $13.1 million at March 31, 2021 and December 31, 2020, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $8.0 million at March 31, 2021 and December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	March 31, 2021		December 31, 2020
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$648.2	27.0%	$638.0	26.2%
Industrial	650.6	27.1	654.0	26.9
Office	490.8	20.4	517.8	21.3
Retail	566.1	23.6	575.6	23.7
Other	46.5	1.9	46.7	1.9
Total	$2,402.2	100.0%	$2,432.1	100.0%

Region
New England	$35.1	1.5%	$40.0	1.6%
Mid-Atlantic	200.6	8.4	202.5	8.2
East North Central	310.4	12.9	330.4	13.6
West North Central	194.3	8.1	196.1	8.1
South Atlantic	510.4	21.2	512.0	21.1
East South Central	109.1	4.5	110.0	4.5
West South Central	255.3	10.6	257.4	10.6
Mountain	276.3	11.5	268.8	11.1
Pacific	510.7	21.3	514.9	21.2
Total	$2,402.2	100.0%	$2,432.1	100.0%

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
March 31, 2021
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable credit quality indicators:

	March 31, 2021		December 31, 2020
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Rating
AA	$3.4	0.1%	$3.5	0.1%
A	533.7	22.2	510.0	21.0
BBB	1,810.0	75.3	1,863.0	76.6
BB	39.1	1.6	39.4	1.6
B	16.0	0.8	16.2	0.7
Total	$2,402.2	100.0%	$2,432.1	100.0%

Loan-to-Value Ratio
<= 65%	$1,180.4	49.1%	$1,189.4	48.9%
> 65% <= 75%	986.5	41.1	1,000.3	41.1
> 75% <= 85%	156.1	6.5	155.8	6.4
> 85%	79.2	3.3	86.6	3.6
Total	$2,402.2	100.0%	$2,432.1	100.0%

The following table presents the amortized cost of our mortgage loans by year of origination and credit quality indicators at March 31, 2021:

	Prior to 2017	2017	2018	2019	2020	2021	Total
	(in millions of dollars)
Internal Rating
AA	$3.4	$—	$—	$—	$—	$—	$3.4
A	376.2	60.3	63.8	16.7	17.9	—	534.9
BBB	705.0	241.0	326.3	350.2	165.7	31.6	1,819.8
BB	29.2	10.4	—	—	—	—	39.6
B	16.0	—	—	—	—	—	16.0
Total Amortized Cost	1,129.8	311.7	390.1	366.9	183.6	31.6	2,413.7
Allowance for credit losses	(3.9)	(1.6)	(2.1)	(2.4)	(1.4)	(0.1)	(11.5)
Carrying Amount	$1,125.9	$310.1	$388.0	$364.5	$182.2	$31.5	$2,402.2

Loan-to-Value Ratio
<=65%	$821.9	$131.2	$90.6	$82.3	$37.2	$20.2	$1,183.4
>65<=75%	161.1	109.2	280.1	284.6	146.4	11.4	992.8
>75%<=85%	106.4	37.6	13.3	—	—	—	157.3
>85%	40.4	33.7	6.1	—	—	—	80.2
Total Amortized Cost	1,129.8	311.7	390.1	366.9	183.6	31.6	2,413.7
Allowance for credit losses	(3.9)	(1.6)	(2.1)	(2.4)	(1.4)	(0.1)	(11.5)
Carrying Amount	$1,125.9	$310.1	$388.0	$364.5	$182.2	$31.5	$2,402.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 4 - Investments - Continued
The following table presents a roll-forward of allowance for expected credit losses by loan-to-value ratio:

	Three Months Ended March 31, 2021
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$3.4	$(0.4)	$—	$—	$3.0
>65<=75%	7.3	(1.0)	—	—	6.3
>75%<=85%	1.3	(0.1)	—	—	1.2
>85%	1.1	(0.1)	—	—	1.0
Total	$13.1	$(1.6)	$—	$—	$11.5

	Three Months Ended March 31, 2020
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$2.8	$0.7	$—	$—	$3.5
>65<=75%	4.6	1.9	—	—	6.5
>75%<=85%	0.5	(0.1)	—	—	0.4
>85%	0.4	0.3	—	—	0.7
Total	$8.3	$2.8	$—	$—	$11.1

The decrease in our estimate of expected losses during the first quarter of 2021 is primarily due to improved economic conditions and recovery from COVID-19, specifically as it relates to underlying commercial real estate values.

There were no troubled debt restructurings during the three months ended March 31, 2021 and 2020. At March 31, 2021 and December 31, 2020, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the three months ended March 31, 2021 and 2020.

We had no impaired mortgage loans during three months ended March 31, 2021, or 2020, nor did we recognize any interest income on mortgage loans subsequent to impairment.

At March 31, 2021, we had commitments of $18.0 million to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At March 31, 2021 and December 31, 2020, we had a de minimis amount and $0.1 million, respectively, of expected credit losses related to unfunded commitments on our consolidated balance sheets.

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
March 31, 2021
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

As of March 31, 2021, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $220.0 million, for which we received collateral in the form of cash and securities of $43.5 million and $186.4 million, respectively. As of December 31, 2020, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $96.6 million, for which we received collateral in the form of cash and securities of $17.6 million and $82.8 million, respectively. We had no outstanding repurchase agreements at March 31, 2021 or December 31, 2020.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	March 31, 2021	December 31, 2020
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$0.1	$0.1
State, Municipalities, and Political Subdivisions	0.4	0.4
Public Utilities	0.5	0.3
All Other Corporate Bonds	42.5	16.8
Total Borrowings	$43.5	$17.6
Gross Amount of Recognized Liability for Securities Lending Transactions	43.5	17.6
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	March 31, 2021	December 31, 2020
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$26.9	$28.2
Advances from FHLB	$302.2	$312.2

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$857.9	$944.0
Commercial Mortgage Loans	982.1	1,072.5
Total Carrying Value of Collateral Posted to FHLB	$1,840.0	$2,016.5

Offsetting of Financial Instruments

We enter into master netting agreements with each of our derivatives counterparties. These agreements provide for conditional rights of set-off upon the occurrence of an early termination event. An early termination event is considered a default, and it

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 4 - Investments - Continued
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

	March 31, 2021
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$17.6	$—	$17.6	$(9.9)	$(7.7)	$—
Securities Lending	220.0	—	220.0	(176.5)	(43.5)	—
Total	$237.6	$—	$237.6	$(186.4)	$(51.2)	$—

Financial Liabilities:
Derivatives	$54.9	$—	$54.9	$(54.6)	$—	$0.3
Securities Lending	43.5	—	43.5	(43.5)	—	—
Total	$98.4	$—	$98.4	$(98.1)	$—	$0.3

	December 31, 2020
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$19.8	$—	$19.8	$(10.1)	$(8.7)	$1.0
Securities Lending	96.6	—	96.6	(79.0)	(17.6)	—
Total	$116.4	$—	$116.4	$(89.1)	$(26.3)	$1.0

Financial Liabilities:
Derivatives	$59.7	$—	$59.7	$(59.0)	$—	$0.7
Securities Lending	17.6	—	17.6	(17.6)	—	—
Total	$77.3	$—	$77.3	$(76.6)	$—	$0.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended March 31
	2021	2020
	(in millions of dollars)
Fixed Maturity Securities	$469.8	$539.8
Derivatives	16.2	20.2
Mortgage Loans	26.3	29.0
Policy Loans	4.8	4.8
Other Long-term Investments
Perpetual Preferred Securities[1]	3.6	(17.1)
Private Equity Partnerships[2]	35.9	10.4
Other	2.1	3.2
Short-term Investments	0.6	6.4
Gross Investment Income	559.3	596.7
Less Investment Expenses	7.5	8.5
Less Investment Income on Participation Fund Account Assets	3.1	3.2
Net Investment Income	$548.7	$585.0

1 The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2021 related to perpetual preferred securities still held at March 31, 2021 was $2.7 million. The net unrealized loss recognized in net investment income for the three months ended March 31, 2020 related to perpetual preferred securities still held at March 31, 2020 was $17.9 million.

2 The net unrealized gain recognized in net investment income for the three months ended March 31, 2021 related to private equity partnerships still held at March 31, 2021 was $27.0 million. The net unrealized gain recognized in net investment income for the three months ended March 31, 2020 related to private equity partnerships still held at March 31, 2020 was $5.4 million. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 4 - Investments - Continued
Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended March 31
	2021	2020
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales[1]	$71.3	$1.4
Gross Losses on Sales	(1.1)	(0.7)
Credit Losses	(8.3)	(53.9)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	2.5	0.3
Gross Losses on Sales	—	(0.2)
Credit Losses	1.7	(2.6)
Embedded Derivative in Modified Coinsurance Arrangement	16.9	(86.9)
All Other Derivatives	1.7	(0.7)
Foreign Currency Transactions	(0.1)	(0.7)
Net Realized Investment Gain (Loss)	$84.6	$(144.0)

1Gross gains on sales of fixed maturity securities includes gains of $67.6 million as a result of the second phase of the reinsurance transaction that we completed during the first quarter of 2021. See Note 12 for further discussion.

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
March 31, 2021
Note 5 - Derivative Financial Instruments - Continued
Derivatives designated as fair value hedges and previously used to reduce our exposure to interest rate and duration risk included:

•Interest rate swaps were used to effectively convert certain of our fixed rate securities into floating rate securities which were used to fund our floating rate long-term debt. Under these swap agreements, we received a variable rate of interest and paid a fixed rate of interest. Additionally, we used interest rate swaps to effectively convert certain fixed rate, long-term debt into floating rate long-term debt. Under these swap agreements, we received a fixed rate of interest and paid a variable rate of interest.

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

Derivatives not designated as hedging instruments and used to reduce our exposure to foreign currency risk, credit losses on securities owned, and volatility of the underlying deferred assets in our non-qualified defined contribution plan are as follows:

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

•Total Return Swaps are used to economically hedge a portion of the liability related to our non-qualified defined contribution plan. A total return swap is an agreement in which we pay a floating rate of interest to the counterparty and receive the total return on a portfolio of exchange traded funds. These swaps are cash settled on the last day of every month and the notional amended each month based on periodic distributions from and contributions to the plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. As of March 31, 2021, the Company had no credit exposure on derivatives. At December 31, 2020, we had $0.7 million credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	March 31, 2021	December 31, 2020
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$8.8	$8.7
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$46.8	$54.0

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $54.9 million and $59.7 million at March 31, 2021 and December 31, 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 5 - Derivative Financial Instruments - Continued
Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Total Return	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2019	$611.1	$250.0	$11.4	$—	$8.9	$881.4
Additions	52.0	—	—	—	—	52.0
Terminations	—	—	—	—	1.3	1.3
Foreign Currency	—	—	(0.7)	—	—	(0.7)
Balance at March 31, 2020	$663.1	$250.0	$10.7	$—	$7.6	$931.4

Balance at December 31, 2020	$720.8	$—	$11.7	$—	$11.9	$744.4
Additions	26.2	—	—	75.5	—	101.7
Foreign Currency	—	—	0.2	—	—	0.2
Balance at March 31, 2021	$747.0	$—	$11.9	$75.5	$11.9	$846.3

Cash Flow Hedges

As of March 31, 2021 and December 31, 2020, we had $210.2 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

During the first quarter of 2021, in connection with the second phase of the Closed Block individual disability reinsurance transaction, we reclassified $0.6 million of deferred gains from accumulated other comprehensive income into earnings included in the net realized investment gain line item on our income statement. The deferred gains were related to previously terminated interest rate swaps designated as hedging instruments of fixed maturity securities in the Closed Block individual disability product line. See Note 12 for further discussion.

As of March 31, 2021, we expect to amortize approximately $56.9 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items cannot be estimated.

As of March 31, 2021, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2045.

Fair Value Hedges

As of March 31, 2021 and December 31, 2020, we had $388.6 million and $362.4 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

At December 31, 2019, we had $250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt which matured in the third quarter of 2020 along with the hedged

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 5 - Derivative Financial Instruments - Continued
debt. These swaps effectively converted the associated fixed rate long-term debt into floating rate debt and provided for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security.

The following table summarizes the carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$405.6	$404.5	$14.9	$24.4

For the three months ended March 31, 2021 and March 31, 2020, $(7.0) million and $28.8 million, respectively, of the derivative instruments' gain (loss) was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of March 31, 2021 and December 31, 2020, we held $148.2 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

As of March 31, 2021 and December 31, 2020, we held $11.9 million and $11.7 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of March 31, 2021 and December 31, 2020, we held $11.9 million notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

We sponsor a non-qualified defined contribution plan for certain current and former employees. During the first quarter of 2021, we entered into a $75.5 million notional total return swap in order to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

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
March 31, 2021
Note 5 - Derivative Financial Instruments - Continued
Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	March 31, 2021
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Exchange Contracts	Other L-T Investments	$15.4	Other Liabilities	$10.1

Fair Value Hedges
Foreign Exchange Contracts	Other L-T Investments	2.0	Other Liabilities	22.2

Total Designated as Hedging Instruments		$17.4		$32.3

Not Designated as Hedging Instruments
Credit Default Swaps	Other L-T Investments	$0.1	Other Liabilities	$—
Forwards	Other L-T Investments	0.1	Other Liabilities	0.1
Foreign Exchange Contracts	Other L-T Investments	—	Other Liabilities	22.5
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	22.9
Total Not Designated as Hedging Instruments		$0.2		$45.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 5 - Derivative Financial Instruments - Continued

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
March 31, 2021
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2021			2020
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$548.7	$84.6	$44.4	$585.0	$(144.0)	$45.7

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	52.0	2.4	7.3	73.0	—	7.3
Derivatives Designated as Hedging Instruments	15.5	1.8	0.1	19.2	—	0.6
Foreign Exchange Contracts:
Hedged items	3.1	—	—	2.9	—	—
Derivatives Designated as Hedging Instruments	0.3	—	—	0.9	—	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	—	—	—	(1.5)	3.6
Derivatives Designated as Hedging Instruments	—	—	—	—	1.5	0.1
Foreign Exchange Contracts
Hedged items	2.3	(9.5)	—	1.4	(13.2)	—
Derivatives Designated as Hedging Instruments	1.0	9.5	—	0.8	13.2	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended March 31
	2021	2020
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Foreign Exchange Contracts	$(1.5)	$19.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2021	2020
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.1)	$0.8
Foreign Exchange Contracts	1.8	(1.5)
Embedded Derivative in Modified Coinsurance Arrangement	16.9	(86.9)
Total	$18.6	$(87.6)

Other Expenses
Total Return Swaps	$1.3	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 6 - Accumulated Other Comprehensive Income (Loss)
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2020	$1,067.7	$97.8	$(261.3)	$(530.0)	$374.2
Other Comprehensive Income (Loss) Before Reclassifications	(447.2)	(6.8)	7.3	(0.5)	(447.2)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	57.7	(13.9)	—	4.3	48.1
Net Other Comprehensive Income (Loss)	(389.5)	(20.7)	7.3	3.8	(399.1)
Balance at March 31, 2021	$678.2	$77.1	$(254.0)	$(526.2)	$(24.9)

Balance at December 31, 2019	$615.9	$187.8	$(281.6)	$(484.8)	$37.3
Other Comprehensive Income (Loss) Before Reclassifications	(263.2)	37.7	(63.6)	3.1	(286.0)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	42.6	(14.9)	—	3.9	31.6
Net Other Comprehensive Income (Loss)	(220.6)	22.8	(63.6)	7.0	(254.4)
Balance at March 31, 2020	$395.3	$210.6	$(345.2)	$(477.8)	$(217.1)

The net unrealized gain on securities consists of the following components:

	March 31	December 31
	2021	2020	Change
	(in millions of dollars)
Fixed Maturity Securities	$5,517.4	$7,597.6	$(2,080.2)
Deferred Acquisition Costs	(66.6)	(85.1)	18.5
Reserves for Future Policy and Contract Benefits	(4,588.9)	(6,225.6)	1,636.7
Reinsurance Recoverable	133.3	200.2	(66.9)
Income Tax	(317.0)	(419.4)	102.4
Total	$678.2	$1,067.7	$(389.5)

	March 31	December 31
	2020	2019	Change
	(in millions of dollars)
Fixed Maturity Securities	$4,261.2	$6,364.4	$(2,103.2)
Deferred Acquisition Costs	(37.4)	(62.7)	25.3
Reserves for Future Policy and Contract Benefits	(3,899.5)	(5,803.1)	1,903.6
Reinsurance Recoverable	322.7	424.7	(102.0)
Income Tax	(251.7)	(307.4)	55.7
Total	$395.3	$615.9	$(220.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Three Months Ended March 31
	2021	2020
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Gain on Sales of Securities	$68.3	$—
Credit Losses on Fixed Maturity Securities	(8.3)	(53.9)
Loss on Benefits and Change in Reserves for Future Benefits	(133.1)	—
	(73.1)	(53.9)
Income Tax Benefit	(15.4)	(11.3)
Total	$(57.7)	$(42.6)

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$15.3	$18.8
Gain on Foreign Exchange Contracts	0.5	0.5
Net Realized Investment Gain
Gain on Interest Rate Swaps	1.8	—
Interest and Debt Expense
Loss on Interest Rate Swaps	—	(0.6)
	17.6	18.7
Income Tax Expense	3.7	3.8
Total	$13.9	$14.9

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(5.6)	$(5.0)
Amortization of Prior Service Credit	0.1	0.1
	(5.5)	(4.9)
Income Tax Benefit	(1.2)	(1.0)
Total	$(4.3)	$(3.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses
Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2021	2020
	(in millions of dollars)
Balance at January 1	$24,180.2	$23,076.7
Less Reinsurance Recoverable	8,378.9	2,246.8
Net Balance at January 1	15,801.3	20,829.9

Incurred Related to
Current Year	1,782.0	1,605.9
Prior Years
Interest	183.4	271.9
All Other Incurred	(55.9)	(126.7)
Foreign Currency	17.3	(127.6)
Total Incurred	1,926.8	1,623.5

Paid Related to
Current Year	(409.2)	(368.0)
Prior Years	(1,327.2)	(1,453.7)
Total Paid	(1,736.4)	(1,821.7)

Reserves Ceded Pursuant to Reinsurance Transaction	(990.0)	—

Net Balance at March 31	15,001.7	20,631.7
Plus Reinsurance Recoverable	9,225.8	2,260.7
Balance at March 31	$24,227.5	$22,892.4

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

"Incurred Related to Prior Years - All Other Incurred" shown in the preceding chart includes the $133.1 million increase in benefits and change in reserves for future benefits resulting from the realization of previously unrealized investment gains and losses as a result of the second phase of the Closed Block individual disability reinsurance transaction, which impacts the comparability between the years presented. Excluding that adjustment, the variability exhibited year over year is primarily caused by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably. Also included in the first quarter of 2021 was a reinsurance recoverable of $990.0 million representing the ceded reserves related to the cohort of policies on claim status as of January 1, 2021 (DLR cohort) related to the second phase of the Closed Block individual disability reinsurance transaction. See Note 12 for further discussion regarding the total impacts of the Closed Block individual disability reinsurance transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	March 31
	2021	2020
	(in millions of dollars)
Policy and Contract Benefits	$1,899.3	$1,760.3
Reserves for Future Policy and Contract Benefits	48,112.3	45,706.5
Total	50,011.6	47,466.8
Less:
Life Reserves for Future Policy and Contract Benefits	8,389.3	8,428.5
Accident and Health Active Life Reserves	12,805.9	12,246.4
Adjustment Related to Unrealized Investment Gains and Losses	4,588.9	3,899.5
Liability for Unpaid Claims and Claim Adjustment Expenses	$24,227.5	$22,892.4

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
March 31, 2021
Note 8 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended March 31
	2021	2020
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$457.7	$463.0
Group Short-term Disability	215.2	203.2
Group Life and Accidental Death & Dismemberment
Group Life	410.0	414.5
Accidental Death & Dismemberment	41.4	41.7
Supplemental and Voluntary
Individual Disability	115.7	109.5
Voluntary Benefits	218.7	230.4
Dental and Vision	67.1	65.4
	1,525.8	1,527.7
Unum International
Unum UK
Group Long-term Disability	97.1	90.8
Group Life	27.3	30.9
Supplemental	28.0	23.9
Unum Poland	22.0	19.0
	174.4	164.6
Colonial Life
Accident, Sickness, and Disability	240.7	249.3
Life	96.6	93.8
Cancer and Critical Illness	89.1	91.6
	426.4	434.7
Closed Block
Long-term Care	177.4	164.8
Individual Disability	72.1	77.0
All Other	2.2	2.6
	251.7	244.4

Total Premium Income	$2,378.3	$2,371.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 8 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2021

Premium Income	$1,525.8	$174.4	$426.4	$251.7	$—	$2,378.3
Net Investment Income	179.7	26.0	37.7	297.2	8.1	548.7
Other Income	40.4	0.1	0.2	18.4	1.3	60.4
Adjusted Operating Revenue	$1,745.9	$200.5	$464.3	$567.3	$9.4	$2,987.4

Adjusted Operating Income (Loss)	$115.7	$26.4	$73.3	$97.0	$(38.9)	$273.5

Three Months Ended March 31, 2020

Premium Income	$1,527.7	$164.6	$434.7	$244.4	$—	$2,371.4
Net Investment Income	179.6	26.5	37.7	336.1	5.1	585.0
Other Income	40.2	—	0.3	18.2	—	58.7
Adjusted Operating Revenue	$1,747.5	$191.1	$472.7	$598.7	$5.1	$3,015.1

Adjusted Operating Income (Loss)	$261.8	$19.4	$81.1	$29.7	$(45.9)	$346.1

	March 31	December 31
	2021	2020
	(in millions of dollars)
Assets
Unum US	$18,563.1	$19,034.2
Unum International	4,163.6	4,206.2
Colonial Life	4,817.3	4,864.3
Closed Block	37,845.1	38,187.2
Corporate	3,867.5	4,333.9
Total Assets	$69,256.6	$70,625.8

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses and the amortization of the cost of reinsurance as well as certain other items as specified in the reconciliations below. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 8 - Segment Information - Continued
We have exited a substantial portion of our Closed Block individual disability product line through the two phases of the reinsurance agreement that was executed in December 2020 and March 2021. As a result, we exclude the amortization of the cost of reinsurance that was recognized as a result of the exit of the business related to the DLR cohort of policies. We believe that the exclusion of the amortization of the cost of reinsurance provides a better view of our results from our ongoing businesses. See Note 12 for further discussion regarding the total impacts of the Closed Block individual disability reinsurance transaction and the amortization of the cost of reinsurance.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2021	2020
	(in millions of dollars)
Total Revenue	$3,072.0	$2,871.1
Excluding:
Net Realized Investment Gain (Loss)	84.6	(144.0)
Adjusted Operating Revenue	$2,987.4	$3,015.1

Income Before Income Tax	$198.8	$202.1
Excluding:
Net Realized Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	67.6	—
Net Realized Investment Gain (Loss), Other	17.0	(144.0)
Total Net Realized Investment Gain (Loss)	84.6	(144.0)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	(139.3)	—
Amortization of the Cost of Reinsurance	(20.0)	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(159.3)	—

Adjusted Operating Income	$273.5	$346.1

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
March 31, 2021
Note 9 - Employee Benefit Plans - Continued
The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2021	2020	2021	2020	2021	2020
	(in millions of dollars)
Service Cost	$2.4	$2.8	$—	$—	$—	$—
Interest Cost	16.3	18.2	1.1	1.2	0.8	1.0
Expected Return on Plan Assets	(25.2)	(26.7)	(2.5)	(2.4)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss	5.3	4.7	0.3	0.3	—	—
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost (Credit)	$(1.2)	$(1.0)	$(1.1)	$(0.9)	$0.6	$0.8

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2021	2020
	(in millions of dollars, except share data)
Numerator
Net Income	$153.0	$161.0

Denominator (000s)
Weighted Average Common Shares - Basic	204,133.3	203,306.0
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	604.0	49.7
Weighted Average Common Shares - Assuming Dilution	204,737.3	203,355.7

Net Income Per Common Share
Basic	$0.75	$0.79
Assuming Dilution	$0.75	$0.79

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock success units, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from stock options, nonvested stock success units, and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued
Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding stock options have an exercise price of $24.25 and the nonvested stock success units and nonvested restricted stock units have grant prices ranging from $12.45 to $49.31. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 1.6 million and 1.1 million potential common shares for the three months ended March 31, 2021 and 2020, respectively.

Common Stock

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. During the first quarter of 2021, we did not have an open share repurchase program and did not repurchase any shares.

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
March 31, 2021
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

Miscellaneous Matters

Similar to other insurers, we were the subject of an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states. We cooperated fully with this examination and in the fourth quarter of 2017, we started the process to reach a Global Resolution Agreement with the third party regarding settlement of the examination, which we finalized in January of 2018. Under the terms of the agreement, the third party acting on behalf of the signatory states compared insured data to the Social Security Administration's Death Master File to identify deceased insureds and contract holders where a valid claim has not been made. During the fourth quarter of 2017, we established reserves which reflect our estimate of the liability expected to be paid as we execute on the terms of the settlement. In March of 2021, the third party confirmed our compliance with the terms of the settlement and closed out the audit.

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

On November 9, 2018, the court consolidated the Pittman, Cunningham, and City of Taylor Police and Fire Retirement System cases into one matter entitled In re Unum Group Securities Litigation, appointed a lead plaintiff and lead plaintiff’s counsel, and directed the plaintiff to file a consolidated amended complaint. On January 15, 2019, the plaintiff filed a consolidated amended complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks compensatory damages in an amount to be proven at trial as well as costs, expenses, and attorney’s fees. On March 18, 2019, the Company filed a motion to dismiss the consolidated amended complaint. On November 4, 2019 the court heard oral argument on the motion. On June 1, 2020, the court granted the Company's motion and dismissed the cases with prejudice. On June 26, 2020, the plaintiffs filed a notice of appeal with the Sixth Circuit Court of Appeals. The court heard oral argument on March 2, 2021 and took the matter under advisement.

We believe the appeal and the underlying claims lack merit and reserves have not been established for these matters as we are unable to estimate a range of reasonably possible losses. However, an adverse outcome in one or more of these actions could,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 11 - Commitments and Contingent Liabilities - Continued
depending on the nature, scope, and amount of any ruling, materially adversely affect our consolidated results of operations in a period.

Note 12 - Other

Reinsurance

In December 2020, we completed the first phase of a reinsurance transaction, pursuant to which Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, and Unum Life Insurance Company of America, wholly-owned domestic insurance subsidiaries of Unum Group, and collectively referred to as "the ceding companies", each entered into separate reinsurance agreements with Commonwealth Annuity and Life Insurance Company (Commonwealth), to reinsure on a coinsurance basis effective as of July 1, 2020, approximately 75 percent of the Closed Block individual disability business, primarily direct business written by the ceding companies. On March 31, 2021, we completed the second phase of the reinsurance transaction, pursuant to which the ceding companies and Commonwealth amended and restated their respective reinsurance agreements to reinsure on a coinsurance and modified coinsurance basis effective as of January 1, 2021, a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business previously assumed by the ceding companies. Commonwealth established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreements.

In December 2020, Provident Life and Casualty Insurance Company (PLC), also a wholly-owned domestic insurance subsidiary of Unum Group, entered into an agreement with Commonwealth whereby PLC will provide a 12-year volatility cover to Commonwealth for the active life cohort (ALR cohort). On March 31, 2021, PLC and Commonwealth amended and restated this agreement to incorporate the ALR cohort related to the additional business that was reinsured between the ceding companies and Commonwealth as part of the second phase of the transaction. As part of the amended and restated volatility cover, PLC received a payment from Commonwealth of approximately $18 million. At the end of the 12-year coverage period, Commonwealth will retain the remaining incidence and claims risk on the ALR cohort of the ceded business.
In connection with the second phase of the reinsurance transaction, Commonwealth paid a total ceding commission to the ceding companies of $18.2 million. The ceding companies transferred assets of $767.0 million, which consisted primarily of cash and fixed maturity securities. In addition, we recognized the following in the first quarter of 2021 related to the second phase:

•Net realized investment gains totaling $67.6 million related to the transfer of investments.
•Increase in benefits and change in reserves for future benefits of $133.1 million resulting from the realization of previously unrealized investment gains and losses recorded in accumulated other comprehensive income.
•Transaction costs totaling $6.2 million.
•Reinsurance recoverable of $990.0 million related to the policies on claim status.
•Payable of $307.2 million related to the portfolio of invested assets associated with the business ceded on a modified coinsurance basis.
•Cost of reinsurance, or prepaid reinsurance premium, of $43.1 million related to the DLR cohort. The total cost of reinsurance recognized on a combined basis for the first and second phases was $854.8 million for which we amortized $20.0 million during the first three months of 2021.
•Deposit asset of $5.0 million related to the ALR cohort. The total deposit asset recognized on a combined basis for the first and second phases was $91.8 million.

Allowance for Expected Credit Losses on Premiums Receivable

At March 31, 2021 and December 31, 2020, the allowance for expected credit losses on premiums receivables was $33.7 million and $38.8 million, respectively, on gross premiums receivables of $602.9 million and $525.8 million, respectively. The decrease in the allowance of $5.1 million during the three months ended March 31, 2021 was driven primarily by improvements in the age of premiums due to be collected and improvements in unemployment levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
March 31, 2021
Note 12 - Other - Continued
At March 31, 2020 and January 1, 2020, the allowance for expected credit losses on premiums receivables was $32.6 million and $23.8 million, respectively, on gross premiums receivables of $607.2 million and $543.0 million, respectively. The increase in the allowance of $8.8 million during the first quarter of 2020 was driven primarily by the increase in unemployment levels and the general uncertainty around the financial condition of some of our customers resulting from the impacts of COVID-19.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, Poland and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere), Colonial Life & Accident Insurance Company, Starmount Life Insurance Company, in the United Kingdom, Unum Limited, and in Poland, Unum Zycie TUiR S.A. (Unum Poland). We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2020.

Operating Performance and Capital Management

For the first quarter of 2021, we reported net income of $153.0 million, or $0.75 per diluted common share, compared to net income of $161.0 million, or $0.79 per diluted common share, in the first quarter of 2020. Included in our results for the first quarter of 2021 are the impact from the second phase of the Closed Block individual disability reinsurance transaction, which resulted in a net loss of $71.7 million before tax and $56.7 million after tax, or $0.27 per diluted common share, the amortization of the cost of reinsurance of $20.0 million before tax and $15.8 million after tax, or $0.08 per diluted common share, and a net realized investment gain, excluding the net realized investment gain related to the reinsurance transaction, of $17.0 million before tax and $13.5 million after tax, or $0.06 per diluted common share. Included in our results for the first quarter of 2020 is a net realized investment loss of $144.0 million before tax and $113.1 million after tax, or $0.56 per diluted common share. Excluding these items, after-tax adjusted operating income for the first quarter of 2021 was $212.0 million, or $1.04 per diluted common share compared to $274.1 million, or $1.35 per diluted common share, for the first quarter of 2020. See "Closed Block Individual Disability Reinsurance Agreement" and "Reconciliation of Non-GAAP and Other Financial Measures" contained in this Item 2 for further discussion and a reconciliation of these items.

Our Unum US segment reported a decrease in adjusted operating income of 55.8 percent in the first quarter of 2021 compared to the same period of 2020, due primarily to unfavorable benefits experience, particularly in our life product lines. The benefit ratio for our Unum US segment was 74.3 percent in the first quarter of 2021, compared to 64.4 percent in first quarter of 2020. Unum US sales decreased 10.3 percent in first quarter 2021 compared to the same period of 2020. Overall persistency was higher relative to the same prior year period.

Our Unum International segment reported an increase in adjusted operating income, as measured in U.S. dollars, of 36.1 percent in the first quarter of 2021 compared to the same period of 2020. As measured in local currency, our Unum UK line of business reported an increase in adjusted operating income of 35.8 percent in the first quarter of 2021 compared to the same period of 2020 due to favorable benefits experience and lower operating expenses, partially offset by lower net investment income and lower premium income. The benefit ratio for our Unum UK line of business was 75.3 percent in the first quarter of 2021, compared to 80.5 percent in the same period of 2020. Unum International sales, as measured in U.S. dollars, decreased 2.9 percent in the first quarter of 2021 compared to the same period of 2020. Unum UK sales, as measured in local currency decreased 13.3 percent in the first quarter of 2021 compared to the same period of 2020. Persistency was lower relative to the same prior year period.

Our Colonial Life segment reported a decrease in adjusted operating income of 9.6 percent in the first quarter of 2021 compared to the same period of 2020, due primarily to unfavorable benefits experience, particularly in our life product line, and lower premium income, partially offset by lower operating expenses. The benefit ratio for Colonial Life was 55.4 percent in the first quarter of 2021, compared to 52.4 percent in the same period of 2020. Colonial Life sales decreased 9.2 percent in the first quarter of 2021 compared to the same period of 2020. Persistency was higher relative to the same prior year period.

Our Closed Block segment reported a loss before income tax and net realized investment gains and losses of $62.3 million, which includes the impacts related to the second phase of the Closed Block individual disability reinsurance transaction and the amortization of the cost of reinsurance. Excluding these items, our Closed Block segment reported adjusted operating income of $97.0 million in the first quarter of 2021, compared to $29.7 million in the same period of 2020. The long-term care interest adjusted loss ratio was favorable during the first quarter of 2021 relative to the same period of 2020 and is currently lower than our long-term range of expectations. The individual disability interest adjusted loss ratio, excluding the reserve recognition impact from the second phase of the Closed Block individual disability reinsurance agreement, was favorable relative to the same prior year period. See "Closed Block Individual Disability Reinsurance Transaction" contained herein for further discussion.

Our net investment income yields continue to be pressured by the low interest rate environment as we maintain consistent credit quality in our invested asset portfolio. The net unrealized gain on our fixed maturity securities was $5.5 billion at March 31, 2021, compared to $7.6 billion at December 31, 2020, with the decrease due primarily to an increase in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.91 percent for the first three months of 2021 compared to a yield of 4.75 percent for full year 2020.

We believe our capital and financial positions are strong. At March 31, 2021, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 370 percent, which is in line with our expectations. We did not repurchase shares during the first three months of 2021. Our weighted average common shares outstanding, assuming dilution, equaled 204.7 million and 203.4 million for the first quarter of 2021 and 2020, respectively. As of March 31, 2021, Unum Group and our intermediate holding companies had available holding company liquidity of $1,664 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, and asset backed securities.

Closed Block Individual Disability Reinsurance Transaction

In December 2020, we completed the first phase of a reinsurance transaction, pursuant to which Provident, Paul Revere, and Unum America, wholly-owned domestic insurance subsidiaries of Unum Group, and collectively referred to as "the ceding companies", each entered into separate reinsurance agreements with Commonwealth Annuity and Life Insurance Company (Commonwealth), to reinsure on a coinsurance basis effective as of July 1, 2020, approximately 75 percent of the Closed Block individual disability business, primarily direct business written by the ceding companies. On March 31, 2021, we completed the second phase of the reinsurance transaction, pursuant to which the ceding companies and Commonwealth amended and restated their respective reinsurance agreements to reinsure on a coinsurance and modified coinsurance basis effective as of January 1, 2021, a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business previously assumed by the ceding companies. Commonwealth established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreements.

In December 2020, Provident Life and Casualty Insurance Company (PLC), also a wholly-owned domestic insurance subsidiary of Unum Group, entered into an agreement with Commonwealth whereby PLC will provide a 12-year volatility cover to Commonwealth for the active life cohort (ALR cohort). On March 31, 2021, PLC and Commonwealth amended and restated this agreement to incorporate the ALR cohort related to the additional business that was reinsured between the ceding companies and Commonwealth as part of the second phase of the transaction. As part of the amended and restated volatility cover, PLC received a payment from Commonwealth of approximately $18 million. At the end of the 12-year coverage period, Commonwealth will retain the remaining incidence and claims risk on the ALR cohort of the ceded business.
In connection with the second phase of the reinsurance transaction, Commonwealth paid a total ceding commission to the ceding companies of $18.2 million. The ceding companies transferred assets of $767.0 million, which consisted primarily of cash and fixed maturity securities. In addition, we recognized the following in the first quarter of 2021 related to the second phase:

•Net realized investment gains totaling $67.6 million, or $53.4 million after tax, related to the transfer of investments.
•Increase in benefits and change in reserves for future benefits of $133.1 million, or $105.1 million after tax, resulting from the realization of previously unrealized investment gains and losses recorded in accumulated other comprehensive income.
•Transaction costs totaling $6.2 million, or $5.0 million after tax.
•Reinsurance recoverable of $990.0 million related to the policies on claim status (DLR cohort).
•Payable of $307.2 million related to the portfolio of invested assets associated with the business ceded on a modified coinsurance basis.
•Cost of reinsurance, or prepaid reinsurance premium, of $43.1 million related to the DLR cohort. The total cost of reinsurance recognized on a combined basis for the first and second phases was $854.8 million for which we amortized $20.0 million during the first three months of 2021.
•Deposit asset of $5.0 million related to the ALR cohort. The total deposit asset recognized on a combined basis for the first and second phases was $91.8 million.

We released approximately $200 million of capital during the first quarter of 2021 in addition to the $400 million that was released in December 2020. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the impacts related to this reinsurance transaction.

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

U.K. Referendum

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the European Union (EU). A deal was reached on December 24, 2020 on the future trading relationship with the EU. The deal focused primarily on the trading of goods rather than the U.K.’s service sector, which will be subject to further negotiations in 2021 and will focus on financial services and future regulation. In addition, the U.K. government is reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations. We do not expect that the underlying operations of our U.K. business, nor the Polish business which is in the EU, will be significantly impacted by the withdrawal, but it is possible that we may experience some short-term volatility in financial markets, which could impact the fair value of investments, our solvency ratios, or the British pound sterling to dollar exchange rate. Further discussion is contained herein in "Unum International Segment" in this Item 2.

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

Results of Operations

Benefits Experience

We have experienced higher mortality in our life product lines and higher claim incidence in certain of our disability product lines. Conversely, with respect to our long-term care product line, we have experienced higher claimant mortality.

We continue to monitor the benefits experience across all of our products for trends potentially correlated with COVID-19. For further discussion regarding the benefits experience for each of our operating business segments, see "Segment Results" herein in this Item 2.

Net Investment Income

The current economic conditions have sustained the low interest rate environment, which has and will continue to impact the yield on our invested assets, particularly related to the investment of new cash flows. The net asset values of our partnerships have fully recovered from the depressed values experienced in early 2020 and are currently producing returns that are consistent with our expectations prior to COVID-19. For further information on our investment portfolio, see "Investments" contained herein in this Item 2 and Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Premium Income and Premium Receivable Collectability

We have experienced a disruption in sales activity related to certain of our product lines due to some potential new customers deferring their purchasing decisions given the current economic environment and challenges in our ability to meet with potential new customers for policies that are traditionally sold in person mitigated somewhat by our investment in digital tools and capabilities. If we continue to experience this disruption, our premium income may continue to decline in our principal operating segments. In addition, in certain of our product lines, we are also experiencing a decline in the number of lives insured by our customers as they navigate the current environment. With respect to premium collectability, as our outlook regarding the economic environment and the financial condition of our customers has improved, we have begun to gradually reduce the allowance for expected credit losses on our premiums receivable balances that we established during 2020. We continue to work with our customers to understand their respective financial conditions and develop solutions on a case-by-case basis to allow for additional payment flexibility to enhance the likelihood of premium collection and avoid disruptions in coverage. However, circumstances may deteriorate quickly which could result in the decline of persistency levels and sales growth in the near term, and potentially longer if the current situation persists, which may materially impact our results of operations.

See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on our allowance for expected credit losses.

Financial Condition

Investments

Regarding our fixed maturity security portfolio, the current economic conditions have increased volatility in the capital markets and have caused significant pressure on the profitability of many companies. Our fixed income exposure to consumer cyclicals, which have been stressed due to COVID-19 related shutdowns, is a small portion of our portfolio and our exposure to other stressed industries such as airlines and restaurants is minimal. We continue to monitor capital market activity on a regular basis and to the extent that there are continued volatility and ratings downgrades related to the issuers of our fixed maturity securities, we could experience further credit losses, an increase in defaults, and the need for additional capital in our insurance subsidiaries. However, we remain confident in the overall strength and credit quality of our investment portfolio.

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

Liquidity and Capital Resources

We have strengthened our liquidity position through actions such as maintaining a higher level of cash and short-term investments and posting additional collateral from certain of our U.S. insurance subsidiaries to the regional Federal Home Loan Banks (FHLB). As a result, we believe we have the appropriate liquidity and access to capital to avoid significant disruption to our operations. We have not yet experienced a significant impact to our liquidity as a result of the collection of premiums and submitted claims activity; however, we continually monitor the developments of these items.

As of March 31, 2021, we have borrowed $302.2 million of funds through our memberships with the regional FHLBs and those funds are used for the purpose of investing in either short-term investments or fixed maturity securities and have additional borrowing capacity of approximately $939 million that can be utilized for liquidity if the need arises. Additionally, we have access to two unsecured revolving credit facilities under separate syndicates of lenders that allow us to borrow up to a total of $600 million. There are currently no outstanding borrowings on these facilities but we remain in compliance with required covenants should we choose to borrow in the future. We have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

To the extent that we begin to experience a significant impact to our liquidity, we would likely sell highly liquid invested assets or borrow funds on our credit facilities to meet operational cash flow requirements.

Business Operations

Other than disruption to sales processes in certain of our product lines, we have not experienced a significant disruption to our operational processes as we have been able to successfully implement our business continuation plans to accommodate remote work arrangements for the safety of our employees and customers. We also have not experienced significant disruption to our financial reporting systems or internal control over financial reporting and disclosure controls and procedures as a result of COVID-19. We have implemented certain travel restrictions for the safety of our employees and customers, but do not expect those restrictions to significantly disrupt our operations.

Consolidated Company Outlook

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength. The products and services we provide have never been more important to employers, employees and their families, especially given the COVID-19 pandemic. We continue to fulfill our corporate purpose of helping the working world thrive throughout life’s moments by providing excellent service to people at their time of need. Our strategy remains centered on growing our core businesses, through investing and transforming our operations and technology to anticipate and respond to the changing needs of our customers, expand into new adjacent markets through meaningful partnerships and effective deployment of our capital across our portfolio.

In consideration of the COVID-19 pandemic, in the near term, we expect top line growth to be challenging, and we may also continue to experience increased claims volatility. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. We would also expect to experience further investment volatility through net investment income particularly for partnership net asset value changes. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.

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

Further discussion is included in "Reconciliation of Non-GAAP Financial Measures," "Consolidated Operating Results," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained herein in this Item 2 and in the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of net realized investment gains and losses and the amortization of the cost of reinsurance as well as certain other items as specified in the reconciliations below. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

As previously discussed, we have exited a substantial portion of our Closed Block individual disability product line through the two phases of the reinsurance agreement that were executed in December 2020 and March 2021, respectively. As a result, we exclude the amortization of the cost of reinsurance that was recognized upon the exit of the business related to the DLR cohort of policies. We believe that the exclusion of the amortization of the cost of reinsurance provides a better view of our results from our ongoing businesses.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See "Executive Summary" contained herein in Item 2 and Notes 7 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the total impacts of the Closed Block individual disability reinsurance transaction and the amortization of the cost of reinsurance.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended March 31
	2021		2020
	(in millions)	per share *	(in millions)	per share *
Net Income	$153.0	$0.75	$161.0	$0.79
Excluding:
Net Realized Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction (net of tax expense of $14.2; $—)	53.4	0.26	—	—
Net Realized Investment Gain (Loss), Other (net of tax expense (benefit) of $3.5; $(30.9))	13.5	0.06	(113.1)	(0.56)
Total Net Realized Investment Gain (Loss)	66.9	0.32	(113.1)	(0.56)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs (net of tax benefit of $29.2; $—)	(110.1)	(0.53)	—	—
Amortization of the Cost of Reinsurance (net of tax benefit of $4.2; $—)	(15.8)	(0.08)	—	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(125.9)	(0.61)	—	—
After-tax Adjusted Operating Income	$212.0	$1.04	$274.1	$1.35

* Assuming Dilution

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses and the amortization of the cost of reinsurance as well as certain other items as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2021	2020
	(in millions of dollars)
Total Revenue	$3,072.0	$2,871.1
Excluding:
Net Realized Investment Gain (Loss)	84.6	(144.0)
Adjusted Operating Revenue	$2,987.4	$3,015.1

Income Before Income Tax	$198.8	$202.1
Excluding:
Net Realized Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	67.6	—
Net Realized Investment Gain (Loss), Other	17.0	(144.0)
Total Net Realized Investment Gain (Loss)	84.6	(144.0)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	(139.3)	—
Amortization of the Cost of Reinsurance	(20.0)	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(159.3)	—

Adjusted Operating Income	$273.5	$346.1

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2021.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2021	% Change	2020
Revenue
Premium Income	$2,378.3	0.3%	$2,371.4
Net Investment Income	548.7	(6.2)	585.0
Net Realized Investment Gain (Loss)	84.6	158.8	(144.0)
Other Income	60.4	2.9	58.7
Total Revenue	3,072.0	7.0	2,871.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,051.2	10.6	1,854.8
Commissions	259.9	(6.9)	279.2
Interest and Debt Expense	44.4	(2.8)	45.7
Deferral of Acquisition Costs	(130.6)	(19.4)	(162.0)
Amortization of Deferred Acquisition Costs	166.4	(5.6)	176.2
Compensation Expense	236.9	(1.1)	239.5
Other Expenses	245.0	4.0	235.6
Total Benefits and Expenses	2,873.2	7.7	2,669.0

Income Before Income Tax	198.8	(1.6)	202.1
Income Tax	45.8	11.4	41.1

Net Income	$153.0	(5.0)	$161.0
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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.382 and 1.277 for the three months ended March 31, 2021 and 2020, respectively. If the first quarter 2020 results for our U.K. operations had been translated at the higher exchange rate of 2021, our adjusted operating revenue and adjusted operating income by segment would have both been higher by approximately $14 million and $1 million, respectively, in the first quarter of 2020. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income in our principal operating segments was generally consistent in the first quarter of 2021 relative to the same period of 2020 with higher premium income in the Unum International segment mostly offset by slight declines in the Unum US and Colonial Life segments.

Net investment income decreased in the first quarter of 2021 relative to the same period of 2020 due primarily to a decline in the yield on invested assets, a decrease in the level of invested assets supporting the Closed Block individual disability product line resulting from the reinsurance transaction, partially offset by an increase in the level of invested assets in our other product lines and an increase in miscellaneous investment income, particularly related to our private equity partnerships.

We recognized a net realized investment gain totaling $67.6 million in the first quarter of 2021 related to the transfer of investments in the second phase of the Closed Block individual disability reinsurance transaction. Credit losses on fixed maturity securities of $8.3 million and $53.9 million were recognized in net realized investment gains and losses for the first quarter of 2021 and 2020, respectively. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $16.9 million and $(86.9) million in the first quarter of 2021 and 2020, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only (ASO) business, and the underlying results and associated net investment income of certain assumed blocks of individual disability reinsured business in the Closed Block segment.

Overall benefits experience in the first quarter of 2021, which included the reserve recognition impact from the second phase of the Closed Block individual disability reinsurance transaction, was unfavorable relative to the same period of 2020. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were lower during the first quarter of 2021 compared to the same period of 2020 driven primarily by lower sales in our Unum US voluntary benefits product line and Colonial Life segment. The decrease in amortization of deferred acquisition costs in the first quarter of 2021 compared to the same period of 2020 is primarily due to a decline in the level of the deferred asset.

Interest and debt expense decreased in the first quarter of 2021 relative to the same period of 2020 due primarily to the December 2020 redemption of the Northwind notes by Northwind Holdings, LLC (Northwind Holdings).

Other expenses and compensation expense, on a combined basis, increased in the first quarter of 2021 compared to the same period of 2020 due to growth in our fee-based service products, an increase in operational investments in our business, and costs related to the Closed Block individual disability reinsurance transaction, partially offset by a decrease in the provision for the allowance for expected credit losses on premium receivable balances and our continued focus on expense management and operating efficiencies.

Our effective income tax rate for the first quarter of 2021 was 23.0 percent, compared to 20.3 percent for the same prior year period. Our effective income tax rates differed from the U.S. statutory rate in effect for the first quarter of 2021 primarily due to global intangible low-taxed income, partially offset by favorable tax credits. Our effective income tax rate differed from the U.S. statutory rate in effect for the first quarter of 2020 primarily due to favorable tax credits. In March 2021, an income tax rate change was proposed which would increase the tax rate in the U.K. from the current rate of 19 percent to 25 percent effective 2023. If enacted, we would adjust deferred tax assets and liabilities through income on the date of enactment of the rate change.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended March 31
	2021	% Change	2020
Unum US	$211.4	(10.3)%	$235.8

Unum International	$23.2	(2.9)%	$23.9

Colonial Life	$90.2	(9.2)%	$99.3

Sales shown in the preceding chart generally represent the annualized premium income on new sales which we expect to receive and report as premium income during the next 12 months following or beginning in the initial quarter in which the sale is reported, depending on the effective date of the new sale. Sales do not correspond to premium income reported as revenue in accordance with GAAP. This is because new annualized sales premiums reflect current sales performance and what we expect to recognize as premium income over a 12-month period, while premium income reported in our financial statements is reported on an "as earned" basis rather than an annualized basis and also includes renewals and persistency of in-force policies written in prior years as well as current new sales.
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

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2021	% Change	2020
Adjusted Operating Revenue
Premium Income	$1,525.8	(0.1)%	$1,527.7
Net Investment Income	179.7	0.1	179.6
Other Income	40.4	0.5	40.2
Total	1,745.9	(0.1)	1,747.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,133.3	15.1	984.6
Commissions	147.9	(4.1)	154.3
Deferral of Acquisition Costs	(66.9)	(16.0)	(79.6)
Amortization of Deferred Acquisition Costs	98.7	(8.4)	107.7
Other Expenses	317.2	(0.5)	318.7
Total	1,630.2	9.7	1,485.7

Adjusted Operating Income	$115.7	(55.8)	$261.8

Operating Ratios (% of Premium Income):
Benefit Ratio	74.3%		64.4%
Other Expense Ratio	20.8%		20.9%
Adjusted Operating Income Ratio	7.6%		17.1%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$457.7	(1.1)%	$463.0
Group Short-term Disability	215.2	5.9	203.2
Total Premium Income	672.9	1.0	666.2
Net Investment Income	97.4	4.3	93.4
Other Income	39.5	2.9	38.4
Total	809.8	1.5	798.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	503.3	3.3	487.4
Commissions	51.3	2.8	49.9
Deferral of Acquisition Costs	(12.6)	(1.6)	(12.8)
Amortization of Deferred Acquisition Costs	12.9	(3.0)	13.3
Other Expenses	190.8	3.8	183.9
Total	745.7	3.3	721.7

Adjusted Operating Income	$64.1	(16.0)	$76.3

Operating Ratios (% of Premium Income):
Benefit Ratio	74.8%		73.2%
Other Expense Ratio	28.4%		27.6%
Adjusted Operating Income Ratio	9.5%		11.5%

Persistency:
Group Long-term Disability	90.7%		90.6%
Group Short-term Disability	86.1%		86.1%

Premium income was higher in the first quarter of 2021 compared to the same period of 2020 due to higher sales in certain of our short-term disability products. Net investment income was higher in the first quarter of 2021 relative to the same period of 2020 due to higher miscellaneous investment income, partially offset by a decline in the yield on invested assets and a lower level of invested assets. Other income increased in the first quarter of 2021 compared to the same period of 2020 due to growth in our fee-based service products.

Benefits experience was unfavorable in the first quarter of 2021 compared to the same period of 2020 due to higher claims incidence in the short-term disability product line resulting from the impacts of COVID-19, partially offset by favorable claim recoveries in our group long-term disability product line.

Commissions were higher in the first quarter of 2021 compared to the same period of 2020 due primarily to higher sales. The deferral of acquisition costs was generally consistent in first quarter of 2021 compared to the same period of 2020. The amortization of deferred acquisition costs decreased in the first quarter of 2021 compared to the same period of 2020 due to a decline in the level of the deferred asset. Our other expense ratio increased in the first quarter of 2021 compared to the same period of 2020 due primarily to an increase in operational investments in our business and growth in our fee-based service products, partially elevated from higher volumes due to the current COVID-19 environment. Partially offsetting the increase was our continued focus on expense management and operating efficiencies.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Group Life	$410.0	(1.1)%	$414.5
Accidental Death & Dismemberment	41.4	(0.7)	41.7
Total Premium Income	451.4	(1.1)	456.2
Net Investment Income	24.9	(3.1)	25.7
Other Income	0.3	(40.0)	0.5
Total	476.6	(1.2)	482.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	445.8	38.4	322.1
Commissions	36.8	1.1	36.4
Deferral of Acquisition Costs	(9.4)	(1.1)	(9.5)
Amortization of Deferred Acquisition Costs	9.6	(3.0)	9.9
Other Expenses	52.1	(1.9)	53.1
Total	534.9	29.8	412.0

Adjusted Operating Income (Loss)	$(58.3)	(182.8)	$70.4

Operating Ratios (% of Premium Income):
Benefit Ratio	98.8%		70.6%
Other Expense Ratio	11.5%		11.6%
Adjusted Operating Income (Loss) Ratio	(12.9)%		15.4%

Persistency:
Group Life	90.1%		88.4%
Accidental Death & Dismemberment	89.7%		87.9%

Premium income was slightly lower in the first quarter of 2021 compared to the same period of 2020 due to lower prior period sales, partially offset by higher persistency. Net investment income was lower in the first quarter of 2021 relative to the same period of 2020 due to a decline in the yield on invested assets.

Benefits experience in the first quarter of 2021 was unfavorable compared to the same period of 2020 due primarily to higher claims incidence in the group life product line resulting from the impacts of COVID-19.

Commissions were higher in the first quarter of 2021 compared to the same period of 2020 due primarily to higher current period sales. The deferral of acquisition costs was generally consistent in the first quarter of 2021 compared to the same period of 2020. The amortization of deferred acquisition costs decreased in the first quarter of 2021 relative to the same period of 2020 due to a decline in the level of the deferred asset. The other expense ratio was generally consistent in the first quarter of 2021 compared to the same period of 2020.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Individual Disability	$115.7	5.7%	$109.5
Voluntary Benefits	218.7	(5.1)	230.4
Dental and Vision	67.1	2.6	65.4
Total Premium Income	401.5	(0.9)	405.3
Net Investment Income	57.4	(5.1)	60.5
Other Income	0.6	(53.8)	1.3
Total	459.5	(1.6)	467.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	184.2	5.2	175.1
Commissions	59.8	(12.1)	68.0
Deferral of Acquisition Costs	(44.9)	(21.6)	(57.3)
Amortization of Deferred Acquisition Costs	76.2	(9.8)	84.5
Other Expenses	74.3	(9.1)	81.7
Total	349.6	(0.7)	352.0

Adjusted Operating Income	$109.9	(4.5)	$115.1

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	42.4%		52.1%
Voluntary Benefits	39.3%		32.7%
Dental and Vision	73.2%		65.1%
Other Expense Ratio	18.5%		20.2%
Adjusted Operating Income Ratio	27.4%		28.4%

Persistency:
Individual Disability	90.2%		88.9%
Voluntary Benefits	74.3%		72.4%
Dental and Vision	87.4%		81.9%

Premium income was slightly lower in the first quarter of 2021 compared to the same period of 2020, with a decline in the voluntary benefits product line, mostly offset by growth in the individual disability and dental and vision product lines. Net investment income was lower in the first quarter of 2021 compared to the same period of 2020 due to a decline in the yield on invested assets, partially offset by an increase in the level of invested assets.

Benefits experience for the individual disability product line was favorable in the first quarter of 2021 compared to the same period of 2020 due to lower claims incidence and favorable mortality experience. Benefits experience for voluntary benefits was unfavorable in the first quarter of 2021 compared to the same period of 2020 due to higher claims incidence in the life product line, resulting from the impacts of COVID-19. Benefits experience for the dental and vision product line was unfavorable in the first quarter of 2021 compared to the same period of 2020 driven by higher claims incidence.

Commissions and the deferral of acquisition costs were lower for the first quarter of 2021 relative to the same period of 2020 due primarily to lower sales in the voluntary benefits product line. The amortization of deferred acquisition costs decreased in the first quarter of 2021 relative to the same period of 2020 due primarily to a decline in the level of deferred asset. Our other expense ratio improved in the first quarter of 2021 compared to the same period of 2020 due to our continued focus on expense management and operating efficiencies and a decrease in the allowance for expected credit losses on premium receivable balances.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2021	% Change	2020
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$31.1	(1.0)%	$31.4
Group Short-term Disability	24.1	69.7	14.2
Group Life and AD&D	30.2	7.5	28.1
Subtotal	85.4	15.9	73.7
Supplemental and Voluntary
Individual Disability	17.0	(25.1)	22.7
Voluntary Benefits	101.0	(21.5)	128.6
Dental and Vision	8.0	(25.9)	10.8
Subtotal	126.0	(22.3)	162.1
Total Sales	$211.4	(10.3)	$235.8

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$58.2	13.7%	$51.2
Large Case Market	27.2	20.9	22.5
Subtotal	85.4	15.9	73.7
Supplemental and Voluntary	126.0	(22.3)	162.1
Total Sales	$211.4	(10.3)	$235.8

Group sales increased during the first quarter of 2021 compared to the same period of 2020 due to higher sales to new and existing customers in both the core market, which we define as employee groups with fewer than 2,000 employees, and the large case market, partially offset by lower sales in our medical stop-loss product. The sales mix in the group market sector for the first three months of 2021 was approximately 68 percent core market and 32 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, decreased in the first quarter of 2021 compared to the same period of 2020 due to lower sales to both new and existing customers. Voluntary benefits sales decreased during the first quarter of 2021 compared to the same period of 2020 due to lower sales to both new and existing customers in both the core and large case markets. Dental and vision sales declined in the first quarter of 2021 compared to the same period of 2020 driven by lower sales to both new and existing customers.

We believe the lower sales levels during the first quarter of 2021 compared to the same period of 2020, particularly in our supplemental and voluntary product lines, are driven by the continued impact of COVID-19, which has caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. Further discussion of COVID-19 is contained herein in "Executive Summary" in this Item 2.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During 2021, we will continue to invest in a unique customer experience defined by simplicity, empathy, and deep industry expertise through the re-design of our processes and the increased utilization of digital capabilities and technology to enhance enrollment, underwriting, and claims processing. In addition, we will continue to focus on the expansion of our portfolio of products. In particular, with respect to smaller employers, we will continue to provide comprehensive consumer-focused products, enhance our distribution model, and utilize our digital tools to bring industry leading enrollment capabilities and a fully integrated customer experience. Our differentiated offering and significant investment in leave management services will allow for substantial growth opportunities, particularly with larger employers, and stronger persistency in our core products. We believe our active client management and differentiated integrated customer experience across our product lines, underpinned by strong risk management, will continue to enable us to grow our market over the long-term.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$97.1	6.9%	$90.8
Group Life	27.3	(11.7)	30.9
Supplemental	28.0	17.2	23.9
Unum Poland	22.0	15.8	19.0
Total Premium Income	174.4	6.0	164.6
Net Investment Income	26.0	(1.9)	26.5
Other Income	0.1	N.M.	—
Total	200.5	4.9	191.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	129.5	0.7	128.6
Commissions	12.9	4.9	12.3
Deferral of Acquisition Costs	(2.9)	(3.3)	(3.0)
Amortization of Deferred Acquisition Costs	2.1	16.7	1.8
Other Expenses	32.5	1.6	32.0
Total	174.1	1.4	171.7

Adjusted Operating Income	$26.4	36.1	$19.4

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£70.4	(0.8)%	£71.0
Group Life	19.8	(18.2)	24.2
Supplemental	20.3	9.1	18.6
Total Premium Income	110.5	(2.9)	113.8
Net Investment Income	17.4	(9.8)	19.3
Total	127.9	(3.9)	133.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	83.2	(9.2)	91.6
Commissions	6.7	(5.6)	7.1
Deferral of Acquisition Costs	(0.8)	(33.3)	(1.2)
Amortization of Deferred Acquisition Costs	1.3	(7.1)	1.4
Other Expenses	18.9	(7.8)	20.5
Total	109.3	(8.5)	119.4

Adjusted Operating Income	£18.6	35.8	£13.7

Weighted Average Pound/Dollar Exchange Rate	1.382		1.277

Operating Ratios (% of Premium Income):
Benefit Ratio	75.3%		80.5%
Other Expense Ratio	17.1%		18.0%
Adjusted Operating Income Ratio	16.8%		12.0%

Persistency:
Group Long-term Disability	87.0%		90.1%
Group Life	87.2%		86.3%
Supplemental	88.2%		91.2%

Premium income was lower in the first quarter of 2021 compared to the same period of 2020 due to an increase in ceded premiums in our group life product line, partially offset by both higher sales and persistency in the group life product line and rate increases in the group long-term disability product line.

Net investment income was lower in the first quarter of 2021 relative to the same period of 2020 due to lower miscellaneous investment income and a lower yield on fixed-rate bonds, partially offset by higher investment income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim reserves associated with certain group policies that provide for inflation-linked increases in benefits. The change in net investment income attributable to these index-linked bonds is generally offset by a change in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was favorable in the first quarter of 2021 relative to the same period of 2020 due primarily to favorable mortality experience and lower claims incidence in both the group long-term disability and group critical illness product lines, partially offset by higher claims incidence in the group life product line, resulting from the impacts of COVID-19.

Commissions and the deferral of acquisition costs were lower in the first quarter of 2021 relative to the same prior year period due primarily to lower sales. The amortization of deferred acquisition costs during the first quarter of 2021 was generally consistent with the same prior year period. The other expense ratio was lower in the first quarter of 2021 relative to the same prior year period due to our continued focus on expense management and operating efficiencies.

Sales

(in millions of dollars and pounds)
	Three Months Ended March 31
	2021	% Change	2020
Unum International Sales by Product
Unum UK
Group Long-term Disability	$8.1	(5.8)%	$8.6
Group Life	6.5	16.1	5.6
Supplemental	5.1	(28.2)	7.1
Unum Poland	3.5	34.6	2.6
Total Sales	$23.2	(2.9)	$23.9

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$8.2	(9.9)%	$9.1
Large Case Market	6.4	25.5	5.1
Subtotal	14.6	2.8	14.2
Supplemental	5.1	(28.2)	7.1
Unum Poland	3.5	34.6	2.6
Total Sales	$23.2	(2.9)	$23.9

Unum UK Sales by Product
Group Long-term Disability	£5.9	(11.9)%	£6.7
Group Life	4.7	6.8	4.4
Supplemental	3.7	(31.5)	5.4
Total Sales	£14.3	(13.3)	£16.5

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£6.0	(16.7)%	£7.2
Large Case Market	4.6	17.9	3.9
Subtotal	10.6	(4.5)	11.1
Supplemental	3.7	(31.5)	5.4
Total Sales	£14.3	(13.3)	£16.5

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales decreased in the first quarter of 2021 compared to the same period of 2020, driven primarily by lower sales to new customers in our large case market.

Group life sales increased in the first quarter of 2021 compared to the same period of 2020 driven primarily by higher sales to existing customers in the large case market, partially offset by lower sales to both new and existing customers in the core market.

Supplemental sales declined in the first quarter of 2021 compared to the same period of 2020 due to lower sales across all product lines.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$240.7	(3.4)%	$249.3
Life	96.6	3.0	93.8
Cancer and Critical Illness	89.1	(2.7)	91.6
Total Premium Income	426.4	(1.9)	434.7
Net Investment Income	37.7	—	37.7
Other Income	0.2	(33.3)	0.3
Total	464.3	(1.8)	472.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	236.2	3.6	228.0
Commissions	78.3	(15.8)	93.0
Deferral of Acquisition Costs	(60.8)	(23.4)	(79.4)
Amortization of Deferred Acquisition Costs	65.6	(1.6)	66.7
Other Expenses	71.7	(13.9)	83.3
Total	391.0	(0.2)	391.6

Adjusted Operating Income	$73.3	(9.6)	$81.1

Operating Ratios (% of Premium Income):
Benefit Ratio	55.4%		52.4%
Other Expense Ratio	16.8%		19.1%
Adjusted Operating Income Ratio	17.2%		18.7%

Persistency:
Accident, Sickness, and Disability	75.0%		73.0%
Life	84.1%		83.0%
Cancer and Critical Illness	82.3%		80.9%

Premium income decreased in the first quarter of 2021 compared to the same period of 2020 due to a decline in sales, partially offset by higher persistency. Net investment income during the first quarter of 2021 was in-line with the same period of 2020.

Benefits experience in the first quarter of 2021 was unfavorable relative to the same period of 2020, with unfavorable experience in the life product line, resulting from the impacts of COVID-19, partially offset by favorable experience in the accident, sickness, and disability line of business.

Commissions and the deferral of acquisition costs were lower in the first quarter of 2021 relative to the same period of 2020 due to lower sales. The amortization of deferred acquisition costs in the first quarter of 2021 was generally consistent with the same period of 2020 with a higher level of policy terminations, offset by a decline in the level of the deferred asset. The other expense ratio was lower in the first quarter of 2021 due primarily to a decrease in the allowance for expected credit losses on premium receivable balances and our continued focus on expense management and operating efficiencies, partially offset by an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2021	% Change	2020
Sales by Product
Accident, Sickness, and Disability	$57.4	(11.1)%	$64.6
Life	20.6	(0.5)	20.7
Cancer and Critical Illness	12.2	(12.9)	14.0
Total Sales	$90.2	(9.2)	$99.3

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$62.3	(7.8)%	$67.6
Large Case Market	11.5	(3.4)	11.9
Subtotal	73.8	(7.2)	79.5
Public Sector	16.4	(17.2)	19.8
Total Sales	$90.2	(9.2)	$99.3

The impact of COVID-19 has caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. As a result, sales for each of our product lines and market sectors have declined during the first quarter of 2021 relative to the same period of 2020. The number of new accounts decreased 9.5 percent in the first quarter of 2021 compared to the same period of 2020. The average new case size increased 1.7 percent in the first quarter of 2021 compared to the same period of 2020.

Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During 2021, we will continue to utilize our strong distribution system of agency sales personnel, benefit counselors, and broker partnerships. We will also continue to invest in new solutions and digital capabilities to expand our reach and effectiveness, driving growth and improving productivity while enhancing the customer experience. In 2021, we will also bring an enhanced engagement and enrollment platform to market, enabling deeper connections with employees through the enrollment process as well as maintaining stronger relationships throughout the customer lifecycle. We believe our distribution system, customer service capabilities, digital and virtual tools, and ability to serve all market sizes position us well for future growth in the long-term.

Given the uncertainty caused by the COVID-19 pandemic, we expect to experience further disruption in our sales activity and ultimately, premium income in 2021. We could also continue to experience claims volatility, particularly in our life and disability products. The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are seen as external risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

Closed Block Segment

The Closed Block segment consists of group and individual long-term care, individual disability, and other insurance products no longer actively marketed. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. Individual disability in this segment generally consists of policies we sold prior to the mid-1990s and entirely discontinued selling in 2004. As of March 2021, we have ceded a significant portion of this individual disability business to a third party reinsurer. See "Executive Summary" herein Item 2 for further discussion. Other insurance products include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Long-term Care	$177.4	7.6%	$164.8
Individual Disability	72.1	(6.4)	77.0
All Other	2.2	(15.4)	2.6
Total Premium Income	251.7	3.0	244.4
Net Investment Income	297.2	(11.6)	336.1
Other Income	18.4	1.1	18.2
Total	567.3	(5.2)	598.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	552.2	7.5	513.6
Commissions	20.8	6.1	19.6
Interest and Debt Expense	—	N.M.	0.8
Other Expenses	56.6	61.7	35.0
Total	629.6	10.7	569.0

Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	(62.3)	N.M.	29.7
Impacts from Closed Block Individual Disability Reinsurance Transaction	139.3	N.M.	—
Amortization of the Cost of Reinsurance	20.0	N.M.	—
Adjusted Operating Income	$97.0	N.M.	$29.7

Interest Adjusted Loss Ratios:
Long-term Care	77.7%		81.0%
Individual Disability [1]	68.9%		84.5%

Operating Ratios (% of Premium Income):
Other Expense Ratio [2]	12.1%		14.3%
Income (Loss) Ratio	(24.8)%
Adjusted Operating Income Ratio	38.5%		12.2%

Persistency:
Long-term Care	93.3%		95.6%
Individual Disability	87.7%		88.9%

[1] Excludes the $133.1 million reserve recognition related to the second phase of the reinsurance transaction during the first quarter of 2021.
[2] Excludes $20.0 million of amortization of the cost of reinsurance and $6.2 million of transaction costs related to the reinsurance transaction during the first quarter of 2021.

N.M. = not a meaningful percentage

Premium income for long-term care increased in the first quarter of 2021 relative to the same period of 2020, with rate increases partially offset by policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Premium income for individual disability decreased in the first quarter of 2021 compared to the same period of 2020 due to policy terminations and maturities.

Net investment income was lower during the first quarter of 2021 relative to the same period of 2020 due to a decrease in the level of invested assets supporting individual disability resulting from the reinsurance transaction, partially offset by higher miscellaneous investment income, primarily related to increases in the net asset values (NAV) on our private equity partnerships, and an increase in the level of invested assets supporting long-term care. Other income, which primarily includes the underlying results and associated net investment income of certain assumed blocks of individual disability business, was generally consistent with prior year.

The interest adjusted loss ratio for long-term care was favorable during the first quarter of 2021 relative to the same period of 2020 driven primarily by higher claimant mortality, partially offset by higher submitted claims. The interest adjusted loss ratio for long-term care for the rolling twelve months, excluding the previously discussed update of assumptions during the fourth quarter of 2020, was 68.1 percent. The interest adjusted loss ratio for individual disability, excluding the reserve recognition impact from the reinsurance transaction, was favorable relative to 2020 driven primarily by lower submitted claims.

The decrease in interest and debt expense is due to the December 2020 redemption of the Northwind notes by Northwind Holdings.

The other expense ratio, excluding certain costs incurred and the amortization of cost of reinsurance related to previously discussed reinsurance transaction, was lower in the first quarter of 2021 relative to the same period of 2020 due to our continued focus on expense management and operating efficiencies.

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

As a result of the execution of the reinsurance agreement related to our individual disability line of business where we have fully ceded a significant portion of this business, we expect that the primary impact on earnings will be the amortization of the cost of reinsurance for that agreement which we expect to be in the range of $75 million to $85 million for 2021 and will continue to be amortized on a declining trajectory consistent with the expected run-off pattern of the ceded reserves, which we estimate to be approximately 25 years. Due to the relatively small amount of business that will be retained, we expect that the interest adjusted loss ratio will be more volatile from period to period and we expect minimal earnings related to the retained business.

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

Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2021	% Change	2020
Adjusted Operating Revenue
Net Investment Income	$8.1	58.8%	$5.1
Other Income	1.3	N.M.	—
Total	9.4	84.3	5.1

Interest and Other Expenses	48.3	(5.3)	51.0

Adjusted Operating Loss	$(38.9)	(15.3)	$(45.9)

N.M. = not a meaningful percentage

Adjusted operating loss declined in the first quarter of 2021 relative to the same period of 2020 due to higher net investment income, resulting primarily from an increase in the level of invested assets, and lower operating expenses.

Segment Outlook

We expect to continue to generate excess capital on an annual basis through the statutory earnings in our insurance subsidiaries and believe we are well positioned with flexibility to preserve our capital strength while also returning capital to our shareholders. We may experience volatility in net investment income based on both the composition and level of invested assets that we allocate to our products from period to period.

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

Closed Block Individual Disability Reinsurance Agreement

As part of the second phase of the Closed Block individual disability reinsurance agreement entered into in December 2020 with Commonwealth, we transferred fixed maturity securities of $226.8 million on an amortized cost basis and $293.7 million on a fair value basis and we recorded a total realized investment gain from the transfer of these securities, including a related net gain from cash flow hedges of $67.6 million. After the transfer of these fixed maturity securities, the overall credit profile of our remaining portfolio has not changed. See "Executive Summary" for further information on the reinsurance transaction contained herein in this Item 2.

COVID-19

During 2020, economic conditions increased volatility in the capital markets and caused significant pressure on the profitability of many companies. Our fixed income exposure to consumer cyclicals, which had been stressed due to COVID-19 related shutdowns, is approximately 3.8 percent of our fixed maturity security portfolio. Our exposure to other stressed industries such as airlines and restaurants is minimal at 0.2 percent and 0.3 percent of our portfolio, respectively. In the first three months of 2021, we had approximately $91.5 million of downgrades of investment-grade securities to high yield or below investment grade, although this did not have a significant impact to our below investment grade investments as a percent of our total investment portfolio. Our holdings of below-investment-grade securities decreased from 6.7 percent at December 31, 2020 to 6.5 percent at March 31, 2021 on a fair value basis.

We continue to monitor capital market activity on a regular basis and to the extent that there is continued volatility and ratings downgrades related to the issuers of our fixed maturity securities, we could experience further credit losses, an increase in defaults, and the need for additional capital in our insurance subsidiaries. However, we remain confident in the overall strength and credit quality of our investment portfolio. Net investment income may decline, as the sustained low interest rate environment will continue to impact the yield on our invested assets, particularly related to the investment of new cash flows. For further discussion, see "Fixed Maturity Securities" contained herein in this Item 2.

See "Executive Summary" for further information on the impact from COVID-19 contained herein in this Item 2.

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2021

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$3,108.1	$343.7	$226.9	$7.2	$2,881.2	$350.9
Capital Goods	3,829.2	494.0	192.6	8.6	3,636.6	502.6
Communications	2,625.5	425.8	153.1	8.3	2,472.4	434.1
Consumer Cyclical	1,583.9	168.5	182.0	10.1	1,401.9	178.6
Consumer Non-Cyclical	6,795.8	930.6	567.2	28.4	6,228.6	959.0
Energy	3,549.5	497.0	186.8	11.2	3,362.7	508.2
Financial Institutions	3,621.8	353.9	383.9	18.9	3,237.9	372.8
Mortgage/Asset-Backed	925.1	73.5	3.7	0.1	921.4	73.6
Sovereigns	1,120.6	221.6	61.8	2.7	1,058.8	224.3
Technology	1,732.9	146.0	140.6	12.5	1,592.3	158.5
Transportation	1,958.6	228.9	96.3	4.8	1,862.3	233.7
U.S. Government Agencies and Municipalities	4,780.5	580.0	894.6	38.8	3,885.9	618.8
Public Utilities	6,444.5	1,053.9	360.0	26.1	6,084.5	1,080.0
Total	$42,076.0	$5,517.4	$3,449.5	$177.7	$38,626.5	$5,695.1

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of March 31, 2021 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2021. The increase in the unrealized loss on fixed maturity securities during the first quarter of 2021 was due primarily to an increase in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2021	2020
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$122.1	$3.8	$10.1	$18.0	$499.4
> 90 <= 180 days	6.1	3.9	4.7	45.7	0.1
> 180 <= 270 days	10.4	1.5	14.9	1.9	—
> 270 days <= 1 year	2.1	6.4	0.7	0.1	0.3
> 1 year <= 2 years	6.9	0.1	2.3	2.4	1.8
> 2 years <= 3 years	2.3	2.3	—	—	3.2
Sub-total	149.9	18.0	32.7	68.1	504.8

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	—	145.2
> 180 <= 270 days	—	—	—	—	0.2
Sub-total	—	—	—	—	145.4

Total	$149.9	$18.0	$32.7	$68.1	$650.2

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2021	2020
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$3.9	$4.0	$13.8	$16.1	$167.0
> 90 <= 180 days	3.8	—	4.5	77.1	0.7
> 180 <= 270 days	—	1.6	40.0	0.4	0.8
> 270 days <= 1 year	—	7.8	0.2	5.5	4.4
> 1 year <= 2 years	5.8	1.9	6.4	8.1	0.8
> 2 years <= 3 years	0.4	5.0	4.1	11.7	12.1
> 3 years	8.5	7.4	8.1	7.9	11.5
Sub-total	22.4	27.7	77.1	126.8	197.3

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	—	114.6
> 90 <= 180 days	—	—	—	5.2	2.7
> 180 <= 270 days	—	—	1.0	3.8	12.8
> 270 days <= 1 year	—	—	3.8	—	12.5
> 1 year <= 2 years	5.4	10.2	9.8	13.6	5.7
> 2 years <= 3 years	—	—	8.1	—	1.2
> 3 years	—	—	13.8	13.9	10.6
Sub-total	5.4	10.2	36.5	36.5	160.1

Fair Value < 40% of Amortized Cost

<= 90 days	—	—	—	—	9.6
> 270 days <= 1 year	—	—	—	—	15.7
> 1 year <= 2 years	—	—	—	—	8.5
> 2 years <= 3 years	—	—	—	—	9.0
> 3 years	—	—	—	—	16.8
Sub-total	—	—	—	—	59.6

Total	$27.8	$37.9	$113.6	$163.3	$417.0

At March 31, 2021, we held no fixed maturity securities with a gross unrealized loss greater than $10.0 million.

We had no individual realized investment losses of $10.0 million or greater from credit losses during the first quarter of 2021 and no individual realized investment losses of $10.0 million or greater from sales of fixed maturity securities during the first quarter of 2021 or 2020.

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

As of March 31, 2021, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $3,013.5 million and $3,229.7 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,402.2 million and $2,432.1 million at March 31, 2021 and December 31, 2020, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $11.5 million and $13.1 million at March 31, 2021 and December 31, 2020, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. We held no impaired mortgage loans at March 31, 2021 or December 31, 2020. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.
Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $792.4 million and $747.5 million at March 31, 2021 and December 31, 2020, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's net asset value (NAV) and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $35.9 million for the partnerships in the first quarter of 2021 reflecting the market conditions of the fourth quarter of 2020. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $641.0 million of commitments for additional investments in the partnerships at March 31, 2021 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At March 31, 2021, we had no credit exposure on derivatives. We held $8.8 million of net cash collateral from our counterparties at March 31, 2021. The carrying value of fixed maturity securities posted as collateral to our counterparties was $46.8 million at March 31, 2021. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $20.8 million on a fair value basis at March 31, 2021 and December 31, 2020.

For further information see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020, and Notes 3, 4, and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed. As of March 31, 2021, Unum Group and our intermediate holding companies had available holding company liquidity of $1,664 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, and asset backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. During the first quarter of 2021, we did not have an open share repurchase program and did not repurchase any shares. See Note 10 of the "Notes to Consolidated Financial Statements" contained within Item 1.

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

As of March 31, 2021, we have borrowed $302.2 million of funds through our memberships with the regional FHLBs and those funds are used for the purpose of investing in either short-term investments or fixed maturity securities and have additional borrowing capacity of approximately $939 million that can be utilized for liquidity if the need arises. Additionally, we have access to two unsecured revolving credit facilities under separate syndicates of lenders that allow us to borrow up to a total of $600 million. There are currently no outstanding borrowings on these facilities but we remain in compliance with required covenants should we choose to borrow in the future. We have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

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

Closed Block Individual Disability Reinsurance Transaction

In December 2020, we completed the first phase of a reinsurance transaction, pursuant to which Provident, Paul Revere, and Unum America, wholly-owned domestic insurance subsidiaries of Unum Group and collectively referred to as "the ceding companies", each entered into separate reinsurance agreements with Commonwealth Annuity and Life Insurance Company (Commonwealth), to reinsure on a coinsurance basis effective as of July 1, 2020, approximately 75 percent of the Closed Block individual disability business, primarily direct business written by the ceding companies. On March 31, 2021, we completed the second phase of the reinsurance transaction, pursuant to which the ceding companies and Commonwealth amended and restated their respective reinsurance agreements to reinsure on a coinsurance and modified coinsurance basis effective as of January 1, 2021, a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business previously assumed by the ceding companies. Commonwealth established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreements.

In connection with the second phase of the reinsurance transaction, Commonwealth paid a total ceding commission to the ceding companies of $18.2 million. The ceding companies transferred assets of $767.0 million, which consisted primarily of cash and fixed maturity securities. We released approximately $200 million of capital during the first quarter of 2021 in addition to the $400 million that was released in December 2020.

See "Executive Summary" contained here in this Item 2 for further discussion on the impacts related to this reinsurance transaction.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at March 31, 2021 are in line with our expectations and are significantly above the level that would require state regulatory action.

In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves are deficient by $2.1 billion as of December 31, 2018, the financial statement date of the examination period. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. The 2020 phase-in amount was $229 million and was funded using cash flows from operations. The 2021 phase-in amount will be calculated and recorded in the fourth quarter of 2021. This strengthening will be incorporated by using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions will add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of Solvency II, a European Union (EU) directive, which prescribes capital requirements and risk management standards for the European insurance industry. Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum European Economic Area (EEA) Group), which includes Unum Limited, are subject to group supervision under Solvency II. The Unum EEA Group received approval from the U.K. Prudential Regulation Authority to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime continues to be implemented. In connection with the recent exit from the EU, the U.K. government is reviewing the regulatory framework of financial services companies, which may result in changes to U.K. regulatory capital or U.K. tax regulations. Recent economic conditions have caused volatility in our solvency ratios used to monitor capital adequacy.

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

Funding for Employee Benefit Plans

During the three months ended March 31, 2021, we made contributions of $14.8 million and £0.9 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $52 million and £3 million during the remainder of 2021. We made no contributions to our U.S. and U.K. qualified defined benefit pension plans during the three months ended March 31, 2021. We do not expect to make any contributions to either plan during 2021. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

Our long-term debt balance at March 31, 2021 was $3,346.8 million, net of deferred debt issuance costs of $33.8 million, and consisted primarily of unsecured senior notes and junior subordinated debt securities.

We have access to two separate unsecured revolving credit facilities, each with a different syndicate of lenders. One of our credit facilities is under a five-year agreement and is effective through April 2024. The terms of this agreement provide for a borrowing capacity of $500.0 million with an option to be increased up to $700.0 million. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At March 31, 2021, letters of credit totaling $0.6 million had been issued from this credit facility, but there were no borrowed amounts outstanding.

Our other credit facility is under a three-year agreement and is effective until April 2022. The terms of this agreement provide for a borrowing capacity of $100.0 million with an option to be increased up to $140.0 million. We may also request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At March 31, 2021, there have been no letters of credit issued from the credit facility and there were no borrowed amounts outstanding.

There are no significant financial covenants associated with any of our outstanding debt obligations. We continually monitor our compliance with our debt covenants and remain in compliance. Our credit facilities include financial covenants that place limitations on our leverage ratio and consolidated net worth. The credit facilities also include covenants that limit subsidiary indebtedness. We have not observed any current trends that would cause a breach of any of our debt or credit facility covenants. See "Debt" and Note 8 of the "Notes to Consolidated Financial Statements" contained in Part II, Items 7 and 8, respectively, of our annual report on Form 10-K for the year ended December 31, 2020 for further discussion.

Commitments

At March 31, 2021, we had unfunded unconditional commitments of $0.9 million to fund tax credit partnership investments and $12.6 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $106.5 million to fund certain investments in private placement fixed maturity securities and $641.0 million to fund certain private equity partnerships. As of March 31, 2021, we had $18.0 million of commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020. During the first three months of 2021, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of March 31, 2021, we held $43.5 million of cash collateral from securities lending agreements. The average cash collateral balance during the first three months of 2021 was $45.4 million, and the maximum amount outstanding at any month end was $46.6 million. As of March 31, 2021, we held $186.4 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2021 was $171.6 million, and the maximum amount outstanding at any month end was $186.4 million.

To manage our cash position more efficiently, we may enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no repurchase agreements outstanding at March 31, 2021, nor did we utilize any repurchase agreements during the first three months of 2021. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of March 31, 2021, we owned $26.9 million of FHLB common stock and had outstanding advances of $302.2 million from the regional FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Three Months Ended March 31
	2021	2020
Net Cash Provided (Used) by Operating Activities	$(162.0)	$219.9
Net Cash Provided by Investing Activities	588.6	122.6
Net Cash Used by Financing Activities	(61.8)	(89.4)
Net Change in Cash and Bank Deposits	$364.8	$253.1

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

Included in the change in insurance reserves and liabilities and net realized investment (gain) loss to reconcile net income to net cash provided (used) by operating activities as reported in our consolidated statements of cash flows for the first quarter of 2021 were the impacts of the second phase of the Closed Block individual disability reinsurance transaction. Also included in operating cash flows for the first quarter of 2021 was $456.8 million of cash paid to the reinsurer related to the second phase of the Closed Block individual disability reinsurance transaction. See Note 12 of the "Notes to Consolidated Financial Statements" for additional information on the Closed Block individual disability reinsurance transaction.

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

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt and dividends paid to stockholders.

During the first three months of 2021 and 2020, we paid dividends of $58.4 million and $57.8 million, respectively, to holders of Unum Group's common stock.

Included in financing cash flows during the first three months of 2021 was $17.9 million of cash received related to the ALR cohort volatility agreement with Commonwealth.

During the first three months of 2020, we made principal payments of $15.0 million on our senior secured non-recourse notes issued by Northwind Holdings.

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

	AM Best	Fitch	Moody's	S&P
Outlook	Negative	Stable	Negative	Stable

Issuer Credit Ratings	bbb	BBB-	Baa3	BBB

Financial Strength Ratings
Provident Life and Accident Insurance Company	A	A-	A3	A
Provident Life and Casualty Insurance Company	A	A-	NR	NR
Unum Life Insurance Company of America	A	A-	A3	A
First Unum Life Insurance Company	A	A-	A3	A
Colonial Life & Accident Insurance Company	A	A-	A3	A
The Paul Revere Life Insurance Company	A	A-	A3	A
Starmount Life Insurance Company	A-	NR	NR	NR
Unum Insurance Company	A-	A-	A3	NR
Unum Limited	NR	NR	NR	A-

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

During the first quarter of 2021, Fitch affirmed their financial strength ratings for our domestic insurance subsidiaries and their issuer credit ratings on our senior debt obligations. In addition, Fitch revised their outlook to stable from negative, citing a favorable outlook compared to original COVID-19 expectations, earnings and capital metrics stability, and manageable credit losses.

There have been no other changes in the rating agencies' outlooks or ratings during 2021 prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2020 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2020. During the first three months of 2021, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2021.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 11 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. During the first quarter of 2021, we did not have an open share repurchase program and did not repurchase any shares.

ITEM 6. EXHIBITS

Index to Exhibits

(2.1)
Amended and Restated Reinsurance Agreement, dated March 31, 2021, by and between Provident Life and Accident Insurance Company and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.1 of Unum Group's Form 8-K filed on April 5, 2021).

(2.2)
Amended and Restated Reinsurance Agreement, dated March 31, 2021, by and between The Paul Revere Life Insurance Company and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.2 of Unum Group's Form 8-K filed on April 5, 2021).

(2.3)
Amended and Restated Reinsurance Agreement, dated March 31, 2021, by and between Unum Life Insurance Company of America and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.3 of Unum Group's Form 8-K filed on April 5, 2021).

(3.1)	Amended and Restated Bylaws of Unum Group, effective March 16, 2021 (incorporated by reference to Exhibit 3.1 of Unum Group's Form 8-K filed on March 17, 2021).

(10.1)	Form of Cash Incentive Unit Agreement (for employee in the U.S.) (incorporated by reference to Exhibit 10.1 of Unum Group's Form 8-K filed on March 2, 2021).

(10.2)	Form of Cash Incentive Unit Agreement (for employee in the U.K.) (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on March 2, 2021).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: May 6, 2021	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: May 6, 2021	By:	/s/ Cherie A. Pashley
Cherie A. Pashley
Senior Vice President, Chief Accounting Officer