Form 10-Q
period 2021-06-30
Unum Group
filed 2021-08-04
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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

204,393,640 shares of the registrant's common stock were outstanding as of August 2, 2021.

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
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $36,910.7; $36,546.5; allowance for credit losses of $—; $6.8)	$43,513.8	$44,137.3
Mortgage Loans (net of allowance for credit losses of $11.4; $13.1)	2,387.1	2,432.1
Policy Loans	3,608.5	3,683.9
Other Long-term Investments	1,062.9	960.2
Short-term Investments	1,596.6	1,470.0
Total Investments	52,168.9	52,683.5

Other Assets
Cash and Bank Deposits	123.1	197.0
Accounts and Premiums Receivable (net of allowance for credit losses of $31.0; $38.8)	1,627.6	1,519.3
Reinsurance Recoverable (net of allowance for credit losses of $12.4; $11.7)	11,303.4	10,666.0
Accrued Investment Income	722.2	611.4
Deferred Acquisition Costs	2,235.7	2,272.6
Goodwill	353.3	353.0
Property and Equipment	499.8	498.0
Income Tax Receivable	—	72.7
Other Assets	1,773.9	1,752.3

Total Assets	$70,807.9	$70,625.8

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	June 30	December 31
	2021	2020
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,890.4	$1,855.4
Reserves for Future Policy and Contract Benefits	48,952.0	49,653.0
Unearned Premiums	461.1	349.3
Other Policyholders’ Funds	1,751.0	1,663.9
Income Tax Payable	69.0	—
Deferred Income Tax	405.4	416.1
Long-term Debt	3,441.4	3,345.7
Other Liabilities	2,890.1	2,471.4

Total Liabilities	59,860.4	59,754.8

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 307,226,327 and 306,566,572 shares	30.7	30.7
Additional Paid-in Capital	2,386.8	2,376.2
Accumulated Other Comprehensive Income	222.1	374.2
Retained Earnings	11,487.6	11,269.6
Treasury Stock - at cost: 102,876,514 shares	(3,179.7)	(3,179.7)

Total Stockholders' Equity	10,947.5	10,871.0

Total Liabilities and Stockholders' Equity	$70,807.9	$70,625.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,374.4	$2,368.7	$4,752.7	$4,740.1
Net Investment Income	563.5	569.0	1,112.2	1,154.0
Net Realized Investment Gain (Loss)	0.9	33.8	85.5	(110.2)
Other Income	54.2	49.7	114.6	108.4
Total Revenue	2,993.0	3,021.2	6,065.0	5,892.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,854.1	1,882.8	3,905.3	3,737.6
Commissions	259.7	273.0	519.6	552.2
Interest and Debt Expense	45.3	47.5	89.7	93.2
Cost Related to Early Retirement of Debt	67.3	—	67.3	—
Deferral of Acquisition Costs	(129.7)	(149.9)	(260.3)	(311.9)
Amortization of Deferred Acquisition Costs	136.0	140.7	302.4	316.9
Compensation Expense	247.4	233.2	484.3	472.7
Other Expenses	250.3	256.3	495.3	491.9
Total Benefits and Expenses	2,730.4	2,683.6	5,603.6	5,352.6

Income Before Income Tax	262.6	337.6	461.4	539.7

Income Tax Expense (Benefit)
Current	50.4	70.6	117.9	128.2
Deferred	29.3	1.5	7.6	(15.0)
Total Income Tax Expense	79.7	72.1	125.5	113.2

Net Income	$182.9	$265.5	$335.9	$426.5

Net Income Per Common Share
Basic	$0.89	$1.30	$1.64	$2.10
Assuming Dilution	$0.89	$1.30	$1.64	$2.10

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in millions of dollars)
Net Income	$182.9	$265.5	$335.9	$426.5

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $226.9; $653.9; $(207.3); $217.4)	858.8	2,507.7	(787.2)	841.0
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $(165.8); $(510.6); $166.0; $(129.8))	(625.6)	(1,939.9)	630.9	(493.8)
Change in Net Gain on Hedges (net of tax benefit of $—; $7.1; $5.4; $0.5)	0.4	(24.4)	(20.3)	(1.6)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $(0.2); $2.9; $1.6; $0.8)	9.3	(3.0)	16.6	(66.6)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.2; $1.1; $2.4; $3.0)	4.1	3.9	7.9	10.9
Total Other Comprehensive Income (Loss)	247.0	544.3	(152.1)	289.9

Comprehensive Income	$429.9	$809.8	$183.8	$716.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in millions of dollars)
Common Stock
Balance at Beginning and End of Period	$30.7	$30.6	$30.7	$30.6

Additional Paid-in Capital
Balance at Beginning of Period	2,380.8	2,357.3	2,376.2	2,348.1
Common Stock Activity	6.0	6.8	10.6	16.0
Balance at End of Period	2,386.8	2,364.1	2,386.8	2,364.1

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	(24.9)	(217.1)	374.2	37.3
Other Comprehensive Income (Loss)	247.0	544.3	(152.1)	289.9
Balance at End of Period	222.1	327.2	222.1	327.2

Retained Earnings
Balance at Beginning of Period	11,363.2	10,812.0	11,269.6	10,728.7
Adjustment to Adopt Accounting Standard Update - Note 2	—	—	—	(18.9)
Balance at Beginning of Period, as Adjusted	11,363.2	10,812.0	11,269.6	10,709.8
Net Income	182.9	265.5	335.9	426.5
Dividends to Stockholders (per common share: $0.285; $0.285; $0.570; $0.570)	(58.5)	(58.3)	(117.9)	(117.1)
Balance at End of Period	11,487.6	11,019.2	11,487.6	11,019.2

Treasury Stock
Balance at Beginning and End of Period	(3,179.7)	(3,179.7)	(3,179.7)	(3,179.7)

Total Stockholders' Equity at End of Period	$10,947.5	$10,561.4	$10,947.5	$10,561.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2021	2020
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$335.9	$426.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	281.5	91.9
Change in Deferred Acquisition Costs	42.1	5.0
Change in Insurance Reserves and Liabilities	378.2	243.8
Change in Income Taxes	185.2	82.3
Change in Other Accrued Liabilities	(64.8)	(52.4)
Non-cash Components of Net Investment Income	(246.7)	(163.0)
Net Realized Investment (Gain) Loss	(85.5)	110.2
Depreciation	59.6	55.8
Cash Related to Reinsurance Agreement	(456.8)	—
Amortization of the Cost of Reinsurance	39.7	—
Other, Net	75.8	52.3
Net Cash Provided by Operating Activities	544.2	852.4

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	268.1	363.5
Proceeds from Maturities of Fixed Maturity Securities	1,393.5	891.7
Proceeds from Sales and Maturities of Other Investments	179.4	114.1
Purchases of Fixed Maturity Securities	(2,122.2)	(1,068.3)
Purchases of Other Investments	(167.9)	(250.2)
Net Purchases of Short-term Investments	(72.8)	(1,251.0)
Net Increase in Payables for Collateral on Investments	72.8	187.0
Net Purchases of Property and Equipment	(57.6)	(77.5)
Net Cash Used by Investing Activities	(506.7)	(1,090.7)

Cash Flows from Financing Activities
Short-term Debt Repayment	—	494.1
Issuance of Long-term Debt	588.1	—
Long-term Debt Repayment	(500.0)	(30.0)
Cost Related to Early Retirement of Debt	(62.8)	—
Issuance of Common Stock	1.4	2.3
Dividends Paid to Stockholders	(116.7)	(115.8)
Cash Received Related to Active Life Volatility Cover Agreement	17.9	—
Other, Net	(39.3)	(30.8)
Net Cash Provided (Used) by Financing Activities	(111.4)	319.8

Net Increase (Decrease) in Cash and Bank Deposits	(73.9)	81.5

Cash and Bank Deposits at Beginning of Year	197.0	84.1

Cash and Bank Deposits at End of Period	$123.1	$165.6

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
June 30, 2021
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 2 - Accounting Developments - Continued
Accounting Updates Outstanding:

ASC	Description	Date of Adoption	Effect on Financial Statements

ASC 848 "Reference Rate Reform"	The amendments in this update provide optional guidance, for a limited period of time, to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The guidance allows for various practical expedients and exceptions when applying GAAP to contracts, hedging relationships, and other transactions affected either by discontinued rates as a direct result of reference rate reform or a market-wide change in interest rates used for discounting, margining or contract price alignment, if certain criteria are met. Specifically, the guidance provides certain practical expedients for contract modifications, fair value hedges, and cash flow hedges, and also provides certain exceptions related to changes in the critical terms of a hedging relationship. The guidance also allows for a one-time election to sell or transfer debt securities that were both classified as held-to-maturity prior to January 1, 2020 and reference a rate affected by the reform.	Adoption is permitted as of the beginning of the interim period that includes March 12, 2020 (the issuance date of the update), or any date thereafter, through December 31, 2022, at which point the guidance will sunset.	We do not anticipate needing to adopt this guidance, but we will continue to monitor our contracts and hedging relationships throughout the adoption period.

ASC 944 "Financial Services - Insurance"	This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income. These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. The update also requires that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in other comprehensive income. This update also simplifies the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations but are no longer subject to an impairment test. Significant additional disclosures will also be required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. The application of this guidance will vary based upon the specific requirements of the update but will generally result in either a modified retrospective or full retrospective approach with changes applied as of the beginning of the earliest period presented. Early adoption is permitted.	January 1, 2023	We are currently evaluating the impact of the update and expect that the adoption will have a material impact on our financial position and results of operations and will significantly expand our disclosures. We do not have products with market risk benefits. We will adopt this update using the modified retrospective approach and do not expect to early-adopt this update.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
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
June 30, 2021
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
June 30, 2021
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
Unum Group and Subsidiaries
June 30, 2021
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
June 30, 2021
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

At June 30, 2021, approximately 25.3 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 74.7 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•58.9 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•10.9 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•4.9 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

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
June 30, 2021
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

The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		June 30, 2021
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$238.8	Not redeemable	$176.5
		36.1	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	7.8
Total Private Credit		274.9		184.3

Private Equity	(b)	305.8	Not redeemable	271.8
		13.4	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	30.5
Total Private Equity		319.2		302.3

Real Assets	(c)	206.2	Not redeemable	223.5
		57.9	Quarterly / 90 days notice	—
Total Real Assets		264.1		223.5

Total Partnerships		$858.2		$710.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
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

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of June 30, 2021, the estimated remaining life of the investments that do not allow for redemptions is approximately 39 percent in the next 3 years, 45 percent during the period from 3 to 5 years, 14 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of June 30, 2021, the estimated remaining life of the investments that do not allow for redemptions is approximately 16 percent in the next 3 years, 35 percent during the period from 3 to 5 years, 48 percent during the period from 5 to 10 years, and 1 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of June 30, 2021, the estimated remaining life of the investments that do not allow for redemptions is approximately 11 percent in the next 3 years, 35 percent during period from 3 to 5 years and 54 percent during the period from 5 to 10 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 3 - Fair Values of Financial Instruments - Continued
accordance with our accounting policy.

The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	June 30, 2021
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$102.8	$489.3	$—	$—	$592.1
States, Municipalities, and Political Subdivisions	69.7	4,398.6	—	—	4,468.3
Foreign Governments	—	1,121.9	21.5	—	1,143.4
Public Utilities	712.5	5,800.4	104.5	—	6,617.4
Mortgage/Asset-Backed Securities	—	766.3	14.9	—	781.2
All Other Corporate Bonds	10,127.7	19,378.5	401.0	—	29,907.2
Redeemable Preferred Stocks	—	4.2	—	—	4.2
Total Fixed Maturity Securities	11,012.7	31,959.2	541.9	—	43,513.8

Other Long-term Investments
Derivatives
Forwards	—	0.4	—	—	0.4
Foreign Exchange Contracts	—	23.0	—	—	23.0
Total Derivatives	—	23.4	—	—	23.4
Perpetual Preferred Equity Securities	27.6	0.2	5.5	—	33.3
Private Equity Partnerships	—	—	—	858.2	858.2
Total Other Long-term Investments	27.6	23.6	5.5	858.2	914.9
Total Financial Instrument Assets Carried at Fair Value	$11,040.3	$31,982.8	$547.4	$858.2	$44,428.7

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$0.1	$—	$—	$0.1
Foreign Exchange Contracts	—	44.2	—	—	44.2
Credit Default Swaps	—	0.1	—	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	—	—	21.2	—	21.2
Total Derivatives	—	44.4	21.2	—	65.6
Total Financial Instrument Liabilities Carried at Fair Value	$—	$44.4	$21.2	$—	$65.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 3 - Fair Values of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2021
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI[1]	Purchases	Sales	Into	Out of		OCI[1]	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Foreign Governments	21.7	—	(0.2)	—	—	—	—	21.5	(0.2)	—
Public Utilities	103.4	—	2.3	—		16.8	(18.0)	104.5	2.3	—
Mortgage/Asset-Backed Securities	77.2	—	(15.5)	—	(8.4)	10.3	(48.7)	14.9	(15.5)	—
All Other Corporate Bonds	499.2	—	3.7	—	(17.1)	128.0	(212.8)	401.0	3.7	—
Total Fixed Maturity Securities	701.5	—	(9.7)	—	(25.5)	155.1	(279.5)	541.9	(9.7)	—

Perpetual Preferred Equity Securities	5.2	—	—	0.3	—	—	—	5.5	—	—
Embedded Derivative in Modified Coinsurance Arrangement	(22.9)	1.7	—	—	—	—	—	(21.2)	—	1.7

1 Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 3 - Fair Values of Financial Instruments - Continued

	Three Months Ended June 30, 2020
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI[1]	Purchases	Sales	Into	Out of		OCI[1]	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$31.3	$—	$1.4	$—	$—	$12.4	$(31.3)	$13.8	$(4.5)	$—
Foreign Governments	20.9	—	1.1	—	—	—	—	22.0	1.1	—
Public Utilities	26.3	—	7.0	—	—	275.9	—	309.2	7.0	—
Mortgage/Asset-Backed Securities	75.1	—	(3.9)	—	—	103.1	—	174.3	1.8	—
All Other Corporate Bonds	553.0	—	18.8	—	(28.5)	244.0	(240.8)	546.5	22.6	—
Total Fixed Maturity Securities	706.6	—	24.4	—	(28.5)	635.4	(272.1)	1,065.8	28.0	—

Perpetual Preferred Equity Securities	4.6	(0.1)	—	—	—	—	—	4.5	—	(0.1)
Embedded Derivative in Modified Coinsurance Arrangement	(109.7)	41.9	—	—	—	—	—	(67.8)	—	41.9

1 Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2021
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI[1]	Purchases	Sales	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$15.5	$—	$—	$—	$—	$—	$(15.5)	$—	$—	$—
Foreign Governments	21.8	—	(0.3)	—	—	—	—	21.5	(0.3)	—
Public Utilities	185.7	—	(2.3)	—	(21.3)	36.0	(93.6)	104.5	(2.3)	—
Mortgage/Asset-Backed Securities	81.3	—	(24.7)	—	(62.0)	26.0	(5.7)	14.9	(24.7)	—
All Other Corporate Bonds	943.1	—	(9.0)	—	(17.4)	109.5	(625.2)	401.0	(9.0)	—
Total Fixed Maturity Securities	1,247.4	—	(36.3)	—	(100.7)	171.5	(740.0)	541.9	(36.3)	—

Perpetual Preferred Equity Securities	4.7	—	—	0.3	—	0.5	—	5.5	—	—
Embedded Derivative in Modified Coinsurance Arrangement	(39.8)	18.6	—	—	—	—	—	(21.2)	—	18.6

1 Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2020
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI[1]	Purchases	Sales	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$41.8	$—	$0.4	$—	$—	$—	$(28.4)	$13.8	$(1.7)	$—
Foreign Governments	21.8	—	0.2	—	—	—	—	22.0	0.2	—
Public Utilities	14.6	—	2.2	—	—	292.4	—	309.2	40.1	—
Mortgage/Asset-Backed Securities	34.1	—	(4.0)	—	—	144.4	(0.2)	174.3	10.5	—
All Other Corporate Bonds	600.5	—	1.7	6.0	(29.1)	177.8	(210.4)	546.5	33.9	—
Total Fixed Maturity Securities	712.8	—	0.5	6.0	(29.1)	614.6	(239.0)	1,065.8	83.0	—

Perpetual Preferred Equity Securities	4.6	(0.1)	—	—	—	—	—	4.5	—	(0.1)
Embedded Derivative in Modified Coinsurance Arrangement	(22.8)	(45.0)	—	—	—	—	—	(67.8)	—	(45.0)

1 Other Comprehensive Income (Loss)

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
June 30, 2021
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

	June 30, 2021
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$256.5	Market Approach	Lack of Marketability Volatility of Credit	(a) (b)	0.11% -1.10% - 0.55% 0.50% - 5.76% / 1.61%
Perpetual Preferred Equity Securities	5.5	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(21.2)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 0.6%

	December 31, 2020
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$45.7	Market Approach	Volatility of Credit	(b)	0.50% - 24.90% / 3.63%
Perpetual Preferred Equity Securities	4.7	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(39.8)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 1.0%

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
June 30, 2021
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,317.4 million and $3,390.6 million as of June 30, 2021 and December 31, 2020, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
June 30, 2021
Note 3 - Fair Values of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	June 30, 2021
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,482.8	$—	$2,482.8	$2,387.1
Policy Loans	—	—	3,752.5	3,752.5	3,608.5
Other Long-term Investments
Miscellaneous Long-term Investments	—	26.1	19.4	45.5	45.5
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,508.9	$3,771.9	$6,280.8	$6,041.1

Liabilities
Long-term Debt	$3,178.1	$750.6	$—	$3,928.7	$3,441.4
Payable for Collateral on Federal Home Loan Bank (FHLB) Funding Agreements	—	286.6	—	286.6	286.6
Other Liabilities
Unfunded Commitments	—	0.7	—	0.7	0.7
Total Financial Instrument Liabilities Not Carried at Fair Value	$3,178.1	$1,037.9	$—	$4,216.0	$3,728.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2020
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,641.8	$—	$2,641.8	$2,432.1
Policy Loans	—	—	3,850.8	3,850.8	3,683.9
Other Long-term Investments
Miscellaneous Long-term Investments	—	28.2	29.3	57.5	57.5
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,670.0	$3,880.1	$6,550.1	$6,173.5

Liabilities
Long-term Debt	$2,393.1	$1,494.3	$—	$3,887.4	$3,345.7
Payable for Collateral on Federal Home Loan Bank (FHLB) Funding Agreements	—	312.2	—	312.2	312.2
Other Liabilities
Unfunded Commitments	—	0.9	—	0.9	0.9
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,393.1	$1,807.4	$—	$4,200.5	$3,658.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 4 - Investments
Fixed Maturity Securities

At June 30, 2021 and December 31, 2020, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	June 30, 2021
	Amortized Cost	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$469.2	$—	$122.9	$—	$592.1
States, Municipalities, and Political Subdivisions	3,865.8	—	607.2	4.7	4,468.3
Foreign Governments	913.1	—	232.9	2.6	1,143.4
Public Utilities	5,382.2	—	1,246.2	11.0	6,617.4
Mortgage/Asset-Backed Securities	715.6	—	65.7	0.1	781.2
All Other Corporate Bonds	25,560.8	—	4,388.1	41.7	29,907.2
Redeemable Preferred Stocks	4.0	—	0.2	—	4.2
Total Fixed Maturity Securities	$36,910.7	$—	$6,663.2	$60.1	$43,513.8

	December 31, 2020
	Amortized Cost	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$559.0	$—	$150.8	$—	$709.8
States, Municipalities, and Political Subdivisions	3,609.9	—	652.8	1.5	4,261.2
Foreign Governments	902.9	—	266.5	1.2	1,168.2
Public Utilities	5,486.4	—	1,481.9	6.0	6,962.3
Mortgage/Asset-Backed Securities	1,019.9	—	88.0	0.2	1,107.7
All Other Corporate Bonds	24,958.8	6.8	5,013.5	46.9	29,918.6
Redeemable Preferred Stocks	9.6	—	—	0.1	9.5
Total Fixed Maturity Securities	$36,546.5	$6.8	$7,653.5	$55.9	$44,137.3

(1) Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	June 30, 2021
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$5.0	$—	$—	$—
States, Municipalities, and Political Subdivisions	298.4	4.7	0.5	—
Foreign Governments	54.8	2.6	—	—
Public Utilities	262.9	11.0	—	—
Mortgage/Asset-Backed Securities	0.5	0.1	0.1	—
All Other Corporate Bonds	1,023.8	29.5	161.7	12.2
Total Fixed Maturity Securities	$1,645.4	$47.9	$162.3	$12.2

	December 31, 2020
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
States, Municipalities, and Political Subdivisions	$133.4	$1.5	$0.1	$—
Foreign Governments	20.3	1.2	—	—
Public Utilities	76.3	3.7	25.4	2.3
Mortgage/Asset-Backed Securities	3.0	0.1	3.1	0.1
All Other Corporate Bonds	520.4	22.4	113.5	24.5
Redeemable Preferred Stocks	9.5	0.1	—	—
Total Fixed Maturity Securities	$762.9	$29.0	$142.1	$26.9

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	June 30, 2021
	Amortized Cost, Net of ACL	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$838.3	$15.4	$797.7	$1.2	$54.8
Over 1 year through 5 years	6,585.7	636.4	7,071.2	8.8	142.1
Over 5 years through 10 years	10,532.3	1,681.4	11,855.3	8.2	350.2
Over 10 years	18,238.8	4,264.3	21,201.3	41.8	1,260.0
	36,195.1	6,597.5	40,925.5	60.0	1,807.1
Mortgage/Asset-Backed Securities	715.6	65.7	780.6	0.1	0.6
Total Fixed Maturity Securities	$36,910.7	$6,663.2	$41,706.1	$60.1	$1,807.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
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

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of June 30, 2021:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$40,361.3	$6,376.7	$44.5	74.0%
Below-Investment-Grade	3,152.5	286.5	15.6	26.0%
Total Fixed Maturity Securities	$43,513.8	$6,663.2	$60.1	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At June 30, 2021, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

As of June 30, 2021, we held 131 individual investment-grade fixed maturity securities and 15 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 6 investment-grade fixed maturity securities and 8 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
June 30, 2021
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

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, all of which are classified as "all other corporate bonds" in the preceding tables:

	Three Months Ended June 30
	2021	2020
	(in millions of dollars)
Balance, beginning of period	$7.3	$48.0
Credit losses on securities for which credit losses were not previously recorded	—	7.6
Change in allowance due to change in intent to hold securities to maturity	—	(20.8)
Change in allowance on securities with allowance recorded in previous period	—	(5.0)
Change in allowance on securities sold during the period	(7.3)	—
Balance, end of period	$—	$29.8

	Six Months Ended June 30
	2021	2020
	(in millions of dollars)
Balance, beginning of period	$6.8	$—
Credit losses on securities for which credit losses were not previously recorded	—	55.6
Change in allowance due to change in intent to hold securities to maturity	—	(20.8)
Change in allowance on securities with allowance recorded in previous period	0.5	(5.0)
Change in allowance on securities sold during the period	(7.3)	—
Balance, end of period	$—	$29.8

At June 30, 2021, we had commitments of $148.6 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 4 - Investments - Continued
As of June 30, 2021, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $877.6 million, comprised of $19.4 million of tax credit partnerships and $858.2 million of private equity partnerships. At December 31, 2020, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $776.8 million, comprised of $29.3 million of tax credit partnerships and $747.5 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in millions of dollars)
Income Tax Credits	$5.4	$8.3	$10.8	$16.6
Amortization, Net of Tax	(3.7)	(5.5)	(7.4)	(11.0)
Income Tax Benefit	$1.7	$2.8	$3.4	$5.6

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $0.7 million of unfunded unconditional commitments at June 30, 2021. See Note 3 for commitments to fund private equity partnerships.

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

We carry our mortgage loans at amortized cost less the allowance for expected credit losses. The amortized cost of our mortgage loans was $2,398.5 million and $2,445.2 million at June 30, 2021 and December 31, 2020, respectively. The allowance for expected credit losses was $11.4 million and $13.1 million at June 30, 2021 and December 31, 2020, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $7.8 million and $8.0 million at June 30, 2021 and December 31, 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	June 30, 2021		December 31, 2020
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$644.5	27.0%	$638.0	26.2%
Industrial	650.7	27.3	654.0	26.9
Office	506.0	21.2	517.8	21.3
Retail	539.8	22.6	575.6	23.7
Other	46.1	1.9	46.7	1.9
Total	$2,387.1	100.0%	$2,432.1	100.0%

Region
New England	$34.3	1.4%	$40.0	1.6%
Mid-Atlantic	198.5	8.3	202.5	8.2
East North Central	308.0	12.9	330.4	13.6
West North Central	192.6	8.1	196.1	8.1
South Atlantic	517.1	21.7	512.0	21.1
East South Central	102.8	4.3	110.0	4.5
West South Central	247.2	10.4	257.4	10.6
Mountain	289.0	12.1	268.8	11.1
Pacific	497.6	20.8	514.9	21.2
Total	$2,387.1	100.0%	$2,432.1	100.0%

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
June 30, 2021
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable credit quality indicators:

	June 30, 2021		December 31, 2020
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Rating
AA	$3.4	0.1%	$3.5	0.1%
A	493.9	20.7	510.0	21.0
BBB	1,838.4	77.0	1,863.0	76.6
BB	35.7	1.5	39.4	1.6
B	15.7	0.7	16.2	0.7
Total	$2,387.1	100.0%	$2,432.1	100.0%

Loan-to-Value Ratio
<= 65%	$1,188.9	49.8%	$1,189.4	48.9%
> 65% <= 75%	968.0	40.5	1,000.3	41.1
> 75% <= 85%	175.5	7.4	155.8	6.4
> 85%	54.7	2.3	86.6	3.6
Total	$2,387.1	100.0%	$2,432.1	100.0%

The following table presents the amortized cost of our mortgage loans by year of origination and credit quality indicators at June 30, 2021:

	Prior to 2017	2017	2018	2019	2020	2021	Total
	(in millions of dollars)
Internal Rating
AA	$3.4	$—	$—	$—	$—	$—	$3.4
A	337.1	60.1	63.7	16.4	17.8	—	495.1
BBB	697.6	239.3	324.5	348.4	164.8	73.8	1,848.4
BB	25.5	10.3	—	—	—	—	35.8
B	15.8	—	—	—	—	—	15.8
Total Amortized Cost	1,079.4	309.7	388.2	364.8	182.6	73.8	2,398.5
Allowance for credit losses	(4.1)	(1.5)	(2.2)	(2.3)	(1.1)	(0.2)	(11.4)
Carrying Amount	$1,075.3	$308.2	$386.0	$362.5	$181.5	$73.6	$2,387.1

Loan-to-Value Ratio
<=65%	$805.9	$130.4	$99.3	$81.8	$54.8	$19.9	$1,192.1
>65<=75%	131.2	108.5	269.7	283.0	127.8	53.9	974.1
>75%<=85%	126.5	37.4	13.2	—	—	—	177.1
>85%	15.8	33.4	6.0	—	—	—	55.2
Total Amortized Cost	1,079.4	309.7	388.2	364.8	182.6	73.8	2,398.5
Allowance for credit losses	(4.1)	(1.5)	(2.2)	(2.3)	(1.1)	(0.2)	(11.4)
Carrying Amount	$1,075.3	$308.2	$386.0	$362.5	$181.5	$73.6	$2,387.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 4 - Investments - Continued
The following table presents a roll-forward of allowance for expected credit losses by loan-to-value ratio:

	Three Months Ended June 30, 2021
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$3.0	$0.2	$—	$—	$3.2
>65<=75%	6.3	(0.1)	—	—	6.2
>75%<=85%	1.2	0.3	—	—	1.5
>85%	1.0	(0.5)	—	—	0.5
Total	$11.5	$(0.1)	$—	$—	$11.4

	Three Months Ended June 30, 2020
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$3.5	$0.4	$—	$—	$3.9
>65<=75%	6.5	1.4	—	—	7.9
>75%<=85%	0.4	0.6	—	—	1.0
>85%	0.7	(0.3)	—	—	0.4
Total	$11.1	$2.1	$—	$—	$13.2

	Six Months Ended June 30, 2021
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$3.4	$(0.2)	$—	$—	$3.2
>65<=75%	7.3	(1.1)	—	—	6.2
>75%<=85%	1.3	0.2	—	—	1.5
>85%	1.1	(0.6)	—	—	0.5
Total	$13.1	$(1.7)	$—	$—	$11.4

	Six Months Ended June 30, 2020
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$2.8	$1.1	$—	$—	$3.9
>65<=75%	4.6	3.3	—	—	7.9
>75%<=85%	0.5	0.5	—	—	1.0
>85%	0.4	—	—	—	0.4
Total	$8.3	$4.9	$—	$—	$13.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 4 - Investments - Continued
The decrease in our estimate of expected losses during the first quarter of 2021 is primarily due to improved economic conditions and recovery from COVID-19, specifically as it relates to underlying commercial real estate values. There was no material change in our estimate of expected losses during the second quarter of 2021.

There were no troubled debt restructurings during the three and six months ended June 30, 2021 and 2020. At June 30, 2021 and December 31, 2020, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the three and six months ended June 30, 2021 and 2020.

We did not hold any impaired mortgage loans during three and six months ended June 30, 2021, or 2020, nor did we recognize any interest income on mortgage loans subsequent to impairment.

At June 30, 2021, we had commitments of $58.5 million to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At June 30, 2021, and December 31, 2020, we had $0.2 million and $0.1 million, respectively of expected credit losses related to unfunded commitments on our consolidated balance sheets.

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

As of June 30, 2021, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $231.7 million, for which we received collateral in the form of cash and securities of $108.5 million and $130.8 million, respectively. As of December 31, 2020, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $96.6 million, for which we received collateral in the form of cash and securities of $17.6 million and $82.8 million, respectively. We had no outstanding repurchase agreements at June 30, 2021 or December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 4 - Investments - Continued
The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	June 30, 2021	December 31, 2020
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$1.0	$0.1
State, Municipalities, and Political Subdivisions	—	0.4
Public Utilities	1.3	0.3
All Other Corporate Bonds	106.2	16.8
Total Borrowings	$108.5	$17.6
Gross Amount of Recognized Liability for Securities Lending Transactions	108.5	17.6
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	June 30, 2021	December 31, 2020
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$26.1	$28.2
Advances from FHLB	$286.6	$312.2

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$827.9	$944.0
Commercial Mortgage Loans	963.1	1,072.5
Total Carrying Value of Collateral Posted to FHLB	$1,791.0	$2,016.5

Offsetting of Financial Instruments

We enter into master netting agreements with each of our derivative's counterparties. These agreements provide for conditional rights of set-off upon the occurrence of an early termination event. An early termination event is considered a default, and it allows the non-defaulting party to offset its contracts in a loss position against any gain positions or payments due to the defaulting party. Under our agreements, default type events are defined as failure to pay or deliver as contractually agreed, misrepresentation, bankruptcy, or merger without assumption. See Note 5 for further discussion of collateral related to our derivative contracts.

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
June 30, 2021
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

	June 30, 2021
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$23.4	$—	$23.4	$(7.7)	$(14.4)	$1.3
Securities Lending	231.7	—	231.7	(123.2)	(108.5)	—
Total	$255.1	$—	$255.1	$(130.9)	$(122.9)	$1.3

Financial Liabilities:
Derivatives	$44.4	$—	$44.4	$(44.4)	$—	$—
Securities Lending	108.5	—	108.5	(108.5)	—	—
Total	$152.9	$—	$152.9	$(152.9)	$—	$—

	December 31, 2020
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$19.8	$—	$19.8	$(10.1)	$(8.7)	$1.0
Securities Lending	96.6	—	96.6	(79.0)	(17.6)	—
Total	$116.4	$—	$116.4	$(89.1)	$(26.3)	$1.0

Financial Liabilities:
Derivatives	$59.7	$—	$59.7	$(59.0)	$—	$0.7
Securities Lending	17.6	—	17.6	(17.6)	—	—
Total	$77.3	$—	$77.3	$(76.6)	$—	$0.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in millions of dollars)
Fixed Maturity Securities	$471.4	$542.5	$941.2	$1,082.3
Derivatives	17.7	20.7	33.9	40.9
Mortgage Loans	24.7	28.0	51.0	57.0
Policy Loans	5.0	5.0	9.8	9.8
Other Long-term Investments
Perpetual Preferred Securities[1]	2.0	10.6	5.6	(6.5)
Private Equity Partnerships[2]	51.9	(31.3)	87.8	(20.9)
Other	1.3	1.7	3.4	4.9
Short-term Investments	0.3	2.4	0.9	8.8
Gross Investment Income	574.3	579.6	1,133.6	1,176.3
Less Investment Expenses	7.8	7.6	15.3	16.1
Less Investment Income on Participation Fund Account Assets	3.0	3.0	6.1	6.2
Net Investment Income	$563.5	$569.0	$1,112.2	$1,154.0

1 The net unrealized gain recognized in net investment income for the three and six months ended June 30, 2021 related to perpetual preferred securities still held at June 30, 2021 was $1.5 million and $4.2 million, respectively. The net unrealized gain (loss) recognized in net investment income for the three and six months ended June 30, 2020 related to perpetual preferred securities still held at June 30, 2020 was $10.0 million and $(7.9) million, respectively.

2 The net unrealized gain recognized in net investment income for the three and six months ended June 30, 2021 related to private equity partnerships still held at June 30, 2021 was $32.0 million and $59.0 million, respectively. The net unrealized loss recognized in net investment income for the three and six months ended June 30, 2020 related to private equity partnerships still held at June 30, 2020 was $41.0 million and $35.6 million, respectively. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 4 - Investments - Continued
Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales[1]	$2.3	$3.6	$73.6	$5.0
Gross Losses on Sales	(2.5)	(4.1)	(3.6)	(4.8)
Credit Losses	(1.0)	(5.4)	(9.3)	(59.3)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.0	—	3.5	0.3
Gross Losses on Sales	—	—	—	(0.2)
Credit Losses	(0.1)	(2.0)	1.6	(4.6)
Embedded Derivative in Modified Coinsurance Arrangement	1.7	41.9	18.6	(45.0)
All Other Derivatives	(0.1)	(1.0)	1.6	(1.7)
Foreign Currency Transactions	(0.4)	0.8	(0.5)	0.1
Net Realized Investment Gain (Loss)	$0.9	$33.8	$85.5	$(110.2)

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
June 30, 2021
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

Derivatives not designated as hedging instruments and used to reduce our exposure to foreign currency risk, credit losses on securities owned and volatility of the underlying deferred assets in our non-qualified defined contribution plan are as follows:

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
June 30, 2021
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. As of June 30, 2021, our credit exposure on derivatives was $1.3 million. At December 31, 2020, we had $0.7 million credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	June 30, 2021	December 31, 2020
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$16.1	$8.7
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$41.5	$54.0

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $44.4 million and $59.7 million at June 30, 2021 and December 31, 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 5 - Derivative Financial Instruments - Continued
Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Total Return	Forwards	Total
	(in millions of dollars)
Balance at March 31, 2020	$663.1	$250.0	$10.7	$—	$7.6	$931.4
Additions	—	—	—	—	—	—
Terminations	—	—	—	—	—	—
Foreign Currency	—	—	—	—	—	—
Balance at June 30, 2020	$663.1	$250.0	$10.7	$—	$7.6	$931.4

Balance at December 31, 2019	$611.1	$250.0	$11.4	$—	$8.9	$881.4
Additions	52.0	—	—	—	—	52.0
Terminations	—	—	—	—	1.3	1.3
Foreign Currency	—	—	(0.7)	—	—	(0.7)
Balance at June 30, 2020	$663.1	$250.0	$10.7	$—	$7.6	$931.4

Balance at March 31, 2021	$747.0	$—	$11.9	75.5	$11.9	$846.3
Additions	61.5	—	—	5.3	294.7	361.5
Terminations	10.2	—	—	—	278.5	288.7
Foreign Currency	—	—	—	—	—	—
Balance at June 30, 2021	$798.3	$—	$11.9	$80.8	$28.1	$919.1

Balance at December 31, 2020	$720.8	$—	$11.7	$—	$11.9	$744.4
Additions	87.7	—	—	80.8	294.7	463.2
Terminations	10.2	—	—	—	278.5	288.7
Foreign Currency	—	—	0.2	—	—	0.2
Balance at June 30, 2021	$798.3	$—	$11.9	$80.8	$28.1	$919.1

Cash Flow Hedges

As of June 30, 2021 and December 31, 2020, we had $200.1 million and $210.2 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

During the second quarter of 2021, we entered into a $250.0 million notional forward benchmark interest rate lock in order to hedge the interest rate risk associated with the cash flows related to the early redemption of certain of our debt securities. We terminated the interest rate lock in the second quarter of 2021 and recognized a loss of $1.2 million that was reported as a cost related to the early retirement of debt in our income statement.

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
Unum Group and Subsidiaries
June 30, 2021
Note 5 - Derivative Financial Instruments - Continued
terminated interest rate swaps designated as hedging instruments of fixed maturity securities in the Closed Block individual disability product line. See Note 12 for further discussion.

As of June 30, 2021, we expect to amortize approximately $55.8 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items cannot be estimated.

As of June 30, 2021, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2045.

Fair Value Hedges

As of June 30, 2021 and December 31, 2020, we had $450.0 million and $362.4 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

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

The following table summarizes the carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$456.3	$404.5	$16.0	$24.4

For the three and six months ended June 30, 2021, $17.1 million and $10.2 million, respectively, of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. For the three and six months ended June 30, 2020, $4.5 million of the derivative instruments' loss and $24.3 million of the derivative instruments' gain, respectively, was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of June 30, 2021 and December 31, 2020, we held $148.2 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 5 - Derivative Financial Instruments - Continued
As of June 30, 2021 and December 31, 2020, we held $11.9 million and $11.7 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of June 30, 2021 and December 31, 2020, we held $28.1 million and $11.9 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

As of June 30, 2021, we held $80.8 million notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	June 30, 2021
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Exchange Contracts	Other L-T Investments	$15.1	Other Liabilities	$9.4

Fair Value Hedges
Foreign Exchange Contracts	Other L-T Investments	7.9	Other Liabilities	12.0

Total Designated as Hedging Instruments		$23.0		$21.4

Not Designated as Hedging Instruments
Credit Default Swaps	Other L-T Investments	$—	Other Liabilities	$0.1
Forwards	Other L-T Investments	0.4	Other Liabilities	0.1
Foreign Exchange Contracts	Other L-T Investments	—	Other Liabilities	22.8
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	21.2
Total Not Designated as Hedging Instruments		$0.4		$44.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
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
June 30, 2021
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30
	2021			2020
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$563.5	$0.9	$45.3	$569.0	$33.8	$47.5

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	54.8	—	7.3	73.0	0.1	7.3
Derivatives Designated as Hedging Instruments	16.5	—	0.1	19.7	0.4	0.7
Foreign Exchange Contracts:
Hedged items	4.1	—	—	3.2	—	—
Derivatives Designated as Hedging Instruments	0.6	—	—	0.4	—	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	—	—	—	0.3	3.6
Derivatives Designated as Hedging Instruments	—	—	—	—	(0.3)	(0.4)
Foreign Exchange Contracts
Hedged items	2.4	1.1	—	1.8	10.3	—
Derivatives Designated as Hedging Instruments	1.2	(1.1)	—	1.3	(10.3)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 5 - Derivative Financial Instruments - Continued

	Six Months Ended June 30
	2021			2020
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$1,112.2	$85.5	$89.7	$1,154.0	$(110.2)	$93.2

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	106.8	2.4	14.6	146.0	0.1	14.6
Derivatives Designated as Hedging Instruments	32.0	1.8	0.2	38.9	0.4	1.3
Foreign Exchange Contracts:
Hedged items	7.2	—	—	6.1	—	—
Derivatives Designated as Hedging Instruments	0.9	—	—	1.3	—	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	—	—	—	(1.2)	7.2
Derivatives Designated as Hedging Instruments	—	—	—	—	1.2	(0.3)
Foreign Exchange Contracts
Hedged items	4.7	(8.4)	—	3.2	(2.9)	—
Derivatives Designated as Hedging Instruments	2.2	8.4	—	2.1	2.9	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Foreign Exchange Contracts	$0.4	$(7.9)	$(1.1)	$11.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.1)	$(0.9)	$(0.2)	$(0.1)
Foreign Exchange Contracts	0.1	(0.1)	1.8	(1.6)
Embedded Derivative in Modified Coinsurance Arrangement	1.7	41.9	18.6	(45.0)
Total	$1.7	$40.9	$20.2	$(46.7)

Other Expenses
Total Return Swaps	$(5.0)	$—	$(3.7)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 6 - Accumulated Other Comprehensive Income (Loss)
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at March 31, 2021	$678.2	$77.1	$(254.0)	$(526.2)	$(24.9)
Other Comprehensive Income (Loss) Before Reclassifications	231.4	13.7	9.3	(0.5)	253.9
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	1.8	(13.3)	—	4.6	(6.9)
Net Other Comprehensive Income (Loss)	233.2	0.4	9.3	4.1	247.0
Balance at June 30, 2021	$911.4	$77.5	$(244.7)	$(522.1)	$222.1

Balance at March 31, 2020	$395.3	$210.6	$(345.2)	$(477.8)	$(217.1)
Other Comprehensive Income (Loss) Before Reclassifications	563.6	(9.3)	(3.0)	0.2	551.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	4.2	(15.1)	—	3.7	(7.2)
Net Other Comprehensive Income (Loss)	567.8	(24.4)	(3.0)	3.9	544.3
Balance at June 30, 2020	$963.1	$186.2	$(348.2)	$(473.9)	$327.2

Balance at December 31, 2020	$1,067.7	$97.8	$(261.3)	$(530.0)	$374.2
Other Comprehensive Income (Loss) Before Reclassifications	(215.8)	6.9	16.6	(1.0)	(193.3)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	59.5	(27.2)	—	8.9	41.2
Net Other Comprehensive Income (Loss)	(156.3)	(20.3)	16.6	7.9	(152.1)
Balance at June 30, 2021	$911.4	$77.5	$(244.7)	$(522.1)	$222.1

Balance at December 31, 2019	$615.9	$187.8	$(281.6)	$(484.8)	$37.3
Other Comprehensive Income (Loss) Before Reclassifications	300.4	28.4	(66.6)	3.3	265.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	46.8	(30.0)	—	7.6	24.4
Net Other Comprehensive Income (Loss)	347.2	(1.6)	(66.6)	10.9	289.9
Balance at June 30, 2020	$963.1	$186.2	$(348.2)	$(473.9)	$327.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
The net unrealized gain on securities consists of the following components:

				Change at June 30, 2021
	June 30	March 31	December 31	Three Months	Six Months
	2021	2021	2020	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$6,603.1	$5,517.4	$7,597.6	$1,085.7	$(994.5)
Deferred Acquisition Costs	(79.8)	(66.6)	(85.1)	(13.2)	5.3
Reserves for Future Policy and Contract Benefits	(5,386.6)	(4,588.9)	(6,225.6)	(797.7)	839.0
Reinsurance Recoverable	152.8	133.3	200.2	19.5	(47.4)
Income Tax	(378.1)	(317.0)	(419.4)	(61.1)	41.3
Total	$911.4	$678.2	$1,067.7	$233.2	$(156.3)

				Change at June 30, 2020
	June 30	March 31	December 31	Three Months	Six Months
	2020	2020	2019	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$7,422.8	$4,261.2	$6,364.4	$3,161.6	$1,058.4
Deferred Acquisition Costs	(69.4)	(37.4)	(62.7)	(32.0)	(6.7)
Reserves for Future Policy and Contract Benefits	(6,459.8)	(3,899.5)	(5,803.1)	(2,560.3)	(656.7)
Reinsurance Recoverable	464.5	322.7	424.7	141.8	39.8
Income Tax	(395.0)	(251.7)	(307.4)	(143.3)	(87.6)
Total	$963.1	$395.3	$615.9	$567.8	$347.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Gain (Loss) on Sales of Securities	$(0.6)	$—	$67.7	$—
Credit Losses on Fixed Maturity Securities	(1.0)	(5.4)	(9.3)	(59.3)
Loss on Benefits and Change in Reserves for Future Benefits	—	—	(133.1)	—
	(1.6)	(5.4)	(74.7)	(59.3)
Income Tax Expense (Benefit)	0.2	(1.2)	(15.2)	(12.5)
Total	$(1.8)	$(4.2)	$(59.5)	$(46.8)

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$16.4	$18.9	$31.7	$37.7
Gain on Foreign Exchange Contracts	0.4	0.5	0.9	1.0
Net Realized Investment Gain
Gain on Interest Rate Swaps	—	0.4	1.8	0.4
Interest and Debt Expense
Loss on Interest Rate Swaps	—	(0.5)	—	(1.1)
	16.8	19.3	34.4	38.0
Income Tax Expense	3.5	4.2	7.2	8.0
Total	$13.3	$15.1	$27.2	$30.0

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(5.8)	$(4.9)	$(11.4)	$(9.9)
Amortization of Prior Service Credit	—	—	0.1	0.1
	(5.8)	(4.9)	(11.3)	(9.8)
Income Tax Benefit	(1.2)	(1.2)	(2.4)	(2.2)
Total	$(4.6)	$(3.7)	$(8.9)	$(7.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses
Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2021	2020
	(in millions of dollars)
Balance at January 1	$24,180.2	$23,076.7
Less Reinsurance Recoverable	8,378.9	2,246.8
Net Balance at January 1	15,801.3	20,829.9

Incurred Related to
Current Year	3,461.0	3,187.2
Prior Years
Interest	359.2	528.5
All Other Incurred	(217.3)	(270.5)
Foreign Currency	25.0	(130.2)
Total Incurred	3,627.9	3,315.0

Paid Related to
Current Year	(1,151.3)	(1,015.9)
Prior Years	(2,215.8)	(2,546.6)
Total Paid	(3,367.1)	(3,562.5)

Reserves Ceded Pursuant to Reinsurance Transaction	(990.0)	—

Net Balance at June 30	15,072.1	20,582.4
Plus Reinsurance Recoverable	9,042.2	2,260.2
Balance at June 30	$24,114.3	$22,842.6

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

"Incurred Related to Prior Years - All Other Incurred" shown in the preceding chart includes the $133.1 million increase in benefits and change in reserves for future benefits resulting from the realization of previously unrealized investment gains and losses as a result of the second phase of the Closed Block individual disability reinsurance transaction, which impacts the comparability between the years presented. Excluding that adjustment, the variability exhibited year over year is primarily caused by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably. Also included in the six months of 2021 was a reinsurance recoverable of $990.0 million representing the ceded reserves related to the cohort of policies on claim status as of January 1, 2021 (DLR cohort) related to the second phase of the Closed Block individual disability reinsurance transaction. See Note 12 for further discussion regarding the total impacts of the Closed Block individual disability reinsurance transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	June 30
	2021	2020
	(in millions of dollars)
Policy and Contract Benefits	$1,890.4	$1,778.8
Reserves for Future Policy and Contract Benefits	48,952.0	48,335.1
Total	50,842.4	50,113.9
Less:
Life Reserves for Future Policy and Contract Benefits	8,431.1	8,436.7
Accident and Health Active Life Reserves	12,910.4	12,374.8
Adjustment Related to Unrealized Investment Gains and Losses	5,386.6	6,459.8
Liability for Unpaid Claims and Claim Adjustment Expenses	$24,114.3	$22,842.6

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
June 30, 2021
Note 8 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$458.6	$461.0	$916.3	$924.0
Group Short-term Disability	213.6	203.6	428.8	406.8
Group Life and Accidental Death & Dismemberment
Group Life	414.6	414.6	824.6	829.1
Accidental Death & Dismemberment	42.0	41.7	83.4	83.4
Supplemental and Voluntary
Individual Disability	113.6	113.1	229.3	222.6
Voluntary Benefits	212.1	224.0	430.8	454.4
Dental and Vision	67.6	64.7	134.7	130.1
	1,522.1	1,522.7	3,047.9	3,050.4
Unum International
Unum UK
Group Long-term Disability	105.1	89.0	202.2	179.8
Group Life	28.0	25.1	55.3	56.0
Supplemental	27.9	24.6	55.9	48.5
Unum Poland	22.5	18.4	44.5	37.4
	183.5	157.1	357.9	321.7
Colonial Life
Accident, Sickness, and Disability	236.4	250.3	477.1	499.6
Life	96.1	96.8	192.7	190.6
Cancer and Critical Illness	87.2	91.5	176.3	183.1
	419.7	438.6	846.1	873.3
Closed Block
Long-term Care	174.9	165.7	352.3	330.5
Individual Disability	72.4	83.1	144.5	160.1
All Other	1.8	1.5	4.0	4.1
	249.1	250.3	500.8	494.7

Total Premium Income	$2,374.4	$2,368.7	$4,752.7	$4,740.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 8 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended June 30, 2021

Premium Income	$1,522.1	$183.5	$419.7	$249.1	$—	$2,374.4
Net Investment Income	183.6	35.7	41.6	294.7	7.9	563.5
Other Income	41.3	0.1	0.3	12.1	0.4	54.2
Adjusted Operating Revenue	$1,747.0	$219.3	$461.6	$555.9	$8.3	$2,992.1

Adjusted Operating Income (Loss)	$179.3	$24.8	$95.8	$111.2	$(48.5)	$362.6

Three Months Ended June 30, 2020

Premium Income	$1,522.7	$157.1	$438.6	$250.3	$—	$2,368.7
Net Investment Income	176.9	26.3	36.8	326.3	2.7	569.0
Other Income	35.3	0.2	0.3	13.7	0.2	49.7
Adjusted Operating Revenue	$1,734.9	$183.6	$475.7	$590.3	$2.9	$2,987.4

Adjusted Operating Income (Loss)	$231.9	$15.1	$90.9	$36.7	$(58.1)	$316.5

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Six Months Ended June 30, 2021

Premium Income	$3,047.9	$357.9	$846.1	$500.8	$—	$4,752.7
Net Investment Income	363.3	61.7	79.3	591.9	16.0	1,112.2
Other Income	81.7	0.2	0.5	30.5	1.7	114.6
Adjusted Operating Revenue	$3,492.9	$419.8	$925.9	$1,123.2	$17.7	$5,979.5

Adjusted Operating Income (Loss)	$295.0	$51.2	$169.1	$208.2	$(87.4)	$636.1

Six Months Ended June 30, 2020

Premium Income	$3,050.4	$321.7	$873.3	$494.7	$—	$4,740.1
Net Investment Income	356.5	52.8	74.5	662.4	7.8	1,154.0
Other Income	75.5	0.2	0.6	31.9	0.2	108.4
Adjusted Operating Revenue	$3,482.4	$374.7	$948.4	$1,189.0	$8.0	$6,002.5

Adjusted Operating Income (Loss)	$493.7	$34.5	$172.0	$66.4	$(104.0)	$662.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 8 - Segment Information - Continued

	June 30	December 31
	2021	2020
	(in millions of dollars)
Assets
Unum US	$18,866.8	$19,034.2
Unum International	4,287.4	4,206.2
Colonial Life	4,884.9	4,864.3
Closed Block	38,341.2	38,187.2
Corporate	4,427.6	4,333.9
Total Assets	$70,807.9	$70,625.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 8 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in millions of dollars)
Total Revenue	$2,993.0	$3,021.2	$6,065.0	$5,892.3
Excluding:
Net Realized Investment Gain (Loss)	0.9	33.8	85.5	(110.2)
Adjusted Operating Revenue	$2,992.1	$2,987.4	$5,979.5	$6,002.5

Income Before Income Tax	$262.6	$337.6	$461.4	$539.7
Excluding:
Net Realized Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	—	67.6	—
Net Realized Investment Gain (Loss), Other	0.9	33.8	17.9	(110.2)
Total Net Realized Investment Gain (Loss)	0.9	33.8	85.5	(110.2)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	—	—	(139.3)	—
Amortization of the Cost of Reinsurance	(19.7)	—	(39.7)	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(19.7)	—	(179.0)	—
Cost Related to Early Retirement of Debt	(67.3)	—	(67.3)	—
Impairment Loss on ROU Asset	(13.9)	(12.7)	(13.9)	(12.7)

Adjusted Operating Income	$362.6	$316.5	$636.1	$662.6

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
June 30, 2021
Note 9 - Employee Benefit Plans - Continued
The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2021	2020	2021	2020	2021	2020
	(in millions of dollars)
Service Cost	$2.4	$2.7	$—	$—	$—	$—
Interest Cost	16.1	18.3	1.0	1.2	0.7	1.1
Expected Return on Plan Assets	(25.1)	(26.6)	(2.5)	(2.3)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	5.4	4.6	0.4	0.3	—	—
Total Net Periodic Benefit Cost (Credit)	$(1.2)	$(1.0)	$(1.1)	$(0.8)	$0.5	$0.9

	Six Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2021	2020	2021	2020	2021	2020
	(in millions of dollars)
Service Cost	$4.8	$5.5	$—	$—	$—	$—
Interest Cost	32.4	36.5	2.1	2.4	1.5	2.1
Expected Return on Plan Assets	(50.3)	(53.3)	(5.0)	(4.7)	(0.3)	(0.3)
Amortization of:
Net Actuarial Loss	10.7	9.3	0.7	0.6	—	—
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost (Credit)	$(2.4)	$(2.0)	$(2.2)	$(1.7)	$1.1	$1.7

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 10 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in millions of dollars, except share data)
Numerator
Net Income	$182.9	$265.5	$335.9	$426.5

Denominator (000s)
Weighted Average Common Shares - Basic	204,504.5	203,624.3	204,323.1	203,466.9
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	769.3	46.8	686.7	48.3
Weighted Average Common Shares - Assuming Dilution	205,273.8	203,671.1	205,009.8	203,515.2

Net Income Per Common Share
Basic	$0.89	$1.30	$1.64	$2.10
Assuming Dilution	$0.89	$1.30	$1.64	$2.10

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock success units, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from stock options, nonvested stock success units, and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding nonvested stock success units and nonvested restricted stock units have grant prices ranging from $12.45 to $49.31. There were no outstanding stock options as of June 30, 2021. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 0.3 million and 0.9 million potential common shares for the three and six months ended June 30, 2021. There were approximately 1.8 million and 1.5 million potential common shares that were antidilutive for the three and six months ended June 30, 2020, respectively.

Common Stock

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. During the first six months of 2021, we did not have an open share repurchase program and did not repurchase any shares.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
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

Miscellaneous Matters

Three alleged securities class action lawsuits were filed against Unum Group and individual defendants as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 11 - Commitments and Contingent Liabilities - Continued
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

On November 9, 2018, the court consolidated the Pittman, Cunningham, and City of Taylor Police and Fire Retirement System cases into one matter entitled In re Unum Group Securities Litigation, appointed a lead plaintiff and lead plaintiff’s counsel, and directed the plaintiff to file a consolidated amended complaint. On January 15, 2019, the plaintiff filed a consolidated amended complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks compensatory damages in an amount to be proven at trial as well as costs, expenses, and attorney’s fees. On March 18, 2019, the Company filed a motion to dismiss the consolidated amended complaint. On June 1, 2020, the court granted the Company's motion and dismissed the cases with prejudice. On June 26, 2020, the plaintiff filed a notice of appeal with the Sixth Circuit Court of Appeals, which, on June 28, 2021 affirmed the district court's dismissal of the cases with prejudice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 12 - Other
Debt

In June 2021, we issued $600.0 million of 4.125% senior notes due 2051. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

Also in June 2021, we purchased and retired $500.0 million aggregate principal amount of our 4.500% senior notes due 2025, for which we incurred costs of $67.3 million related to the early retirement of debt.

In July 2021, we terminated our three-year, $100.0 million unsecured revolving credit facility, which was originally set to expire in April 2022. There were no letters of credit issued from the credit facility and there were no borrowed amounts outstanding at the time of termination. Also in July 2021, we entered into a new five-year, £75 million unsecured standby letter of credit facility with the same syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75 million until its scheduled expiration in July 2026. No amounts have been drawn on the letter of credit. If drawings are made in the future, we may elect to borrow such amounts from the lenders pursuant to term loans made under the credit facility. Borrowings under the credit facility are subject to financial covenants, negative covenants, and events of default that are customary. The two primary financial covenants include limitations based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness. The credit facility provides for borrowings at an interest rate based either on the prime rate or federal funds rate.

Income Tax

On June 10, 2021, the Finance Bill 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023, which resulted in $24.2 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in the second quarter of 2021.

Allowance for Expected Credit Losses on Premiums Receivable

At June 30, 2021, March 31, 2021, and December 31, 2020, the allowance for expected credit losses on premiums receivable was $31.0 million, $33.7 million, and $38.8 million, respectively, on gross premiums receivable of $576.3 million, $602.9 million, and $525.8 million, respectively. The decrease in the allowance of $2.7 million and $7.8 million during the three and six months ended June 30, 2021, respectively, was driven primarily by improvements in the age of premiums due to be collected and improvements in unemployment levels.

At June 30, 2020, March 31, 2020, and January 1, 2020, the allowance for expected credit losses on premiums receivable was $47.5 million, $32.6 million, and $23.8 million, respectively, on gross premiums receivable of $627.0 million, $607.2 million, and $543.0 million, respectively. The increase in the allowance during the three and six months ended June 30, 2020 of $14.9 million and $23.7 million, respectively, was driven primarily by the increase in unemployment levels and the general uncertainty around the financial condition of some of our customers resulting from the impacts of COVID-19.

Impairment Loss on Right-of-Use Asset

During the second quarters of 2021 and 2020, we recognized impairment losses of $13.9 million and $12.7 million, respectively, on the right-of-use (ROU) asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment losses were recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. The fair value of the ROU asset was determined based on a discounted cash flow model utilizing estimated market rates for sub-lease rentals. The impairment losses for each period are recorded within other expenses in the consolidated statements of income and are included within our Corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
June 30, 2021
Note 12 - Other - Continued
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
•Cost of reinsurance, or prepaid reinsurance premium, of $43.1 million related to the DLR cohort. The total cost of reinsurance recognized on a combined basis for the first and second phases was $854.8 million for which we amortized $19.7 million and $39.7 million during the three and six months ended June 30, 2021.
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

Operating Performance and Capital Management

For the second quarter of 2021, we reported net income of $182.9 million, or $0.89 per diluted common share, compared to net income of $265.5 million, or $1.30 per diluted common share, in the second quarter of 2020. For the first six months of 2021, we reported net income of $335.9 million, or $1.64 per diluted common share, compared to net income of $426.5 million, or $2.10 per diluted common share in the same period of 2020.

Included in our results for the second quarter of 2021 are:

•A net realized investment gain of $0.9 million before tax and $0.6 million after tax, or $0.01 per diluted common share,
•Amortization of the cost of reinsurance of $19.7 million before tax and $15.5 million after tax, or $0.08 per diluted common share,
•Cost related to the early retirement of debt of $67.3 million before tax and $53.2 million after tax, or $0.26 per diluted common share,

•An impairment loss on the right-of-use (ROU) asset related to one of our operating leases of $13.9 million before tax and $11.0 million after tax, or $0.05 per diluted common share, and
•Tax expense related to a U.K. tax rate increase of $24.2 million, or $0.12 per diluted common share.

Included in our results for the first six months of 2021 are:

•A net realized investment gain, excluding the net realized investment gain related to the Closed Block individual disability reinsurance transaction, of $17.9 million before tax and $14.2 million after tax, or $0.07 per diluted common share.
•Amortization of the cost of reinsurance of $39.7 million before tax and $31.3 million after tax, or $0.16 per diluted common share.
•Cost related to the early retirement of debt of $67.3 million before tax and $53.2 million after tax, or $0.26 per diluted common share,
•An impairment loss on the ROU asset of $13.9 million before tax and $11.0 million after tax, or $0.05 per diluted common share,
•Tax expense related to a U.K. tax rate increase of $24.2 million, or $0.12 per diluted common share, and
•The impact from the second phase of the Closed Block individual disability reinsurance transaction that closed in the first quarter of 2021, which resulted in a net loss of $71.7 million before tax and $56.7 million after tax, or $0.27 per diluted common share

Included in our results for the second quarter and first six months of 2020 are:

•Net realized investment gains (losses) of $33.8 million before tax and $25.4 million after tax or $0.12 per diluted common share, and $(110.2) million before tax and $(87.7) million after tax, or $0.43 per diluted common share, respectively, and
•An impairment loss on the ROU asset of $12.7 million before tax and $10.0 million after tax, or $0.05 per diluted common share for both the second quarter and first six months of 2020.

Adjusting for these items, after-tax adjusted operating income for the second quarter of 2021 was $286.2 million, or $1.39 per diluted common share compared to $250.1 million, or $1.23 per diluted common share, for the same period of 2020. After-tax adjusted operating income was $498.2 million, or $2.43 per diluted common share, in the first six months of 2021, compared to $524.2 million, or $2.58 per diluted common share, in the first six months of 2020. See "Reconciliation of Non-GAAP and Other Financial Measures" contained in this Item 2 for a reconciliation of these items.

Our Unum US segment reported a decrease in adjusted operating income of 22.7 percent and 40.2 percent in the second quarter and first six months of 2021, respectively, compared to the same periods of 2020, due primarily to unfavorable benefits experience. The benefit ratio for our Unum US segment was 71.7 percent and 73.0 percent in the second quarter and first six months of 2021, respectively, compared to 68.1 percent and 66.3 percent in second quarter and first six months of 2020. Unum US sales decreased 3.1 percent and 6.9 percent in the second quarter and first six months of 2021, respectively, compared to the same periods of 2020. Overall persistency was higher relative to the prior year period.

Our Unum International segment reported an increase in adjusted operating income, as measured in U.S. dollars, of 64.2 percent and 48.4 percent in the second quarter and first six months of 2021, respectively, compared to the same periods of 2020. As measured in local currency, our Unum UK line of business reported an increase in adjusted operating income of 66.3 percent and 48.7 percent in the second quarter and first six months of 2021, respectively, compared to the same periods of 2020 due to higher net investment income and lower operating expenses. Also contributing to the increase in adjusted operating income was higher premium income during the second quarter of 2021 compared to the same period of 2020 and favorable benefits experience during the first six months of 2021 compared to the same period of 2020. The benefit ratio for our Unum UK line of business was 82.5 percent and 79.0 percent in the second quarter and first six months of 2021, respectively, compared to 82.5 percent and 81.5 percent in the same periods of 2020. Unum International sales, as measured in U.S. dollars, increased 10.0 percent and 4.3 percent in the second quarter and first six months of 2021 compared to the same periods of 2020. Unum UK sales, as measured in local currency decreased 3.2 percent and 7.6 percent in the second quarter and first six months of 2021 relative to the same periods of 2020. Overall persistency was higher relative to the prior year period.

Our Colonial Life segment reported an increase in adjusted operating income of 5.4 percent in the second quarter of 2021 and a decrease of 1.7 percent in the first six months of 2021, respectively, compared to the same periods of 2020. Impacting the results in each period was a decline in premium income, higher net investment income, unfavorable benefits experience, and lower operating expenses. The benefit ratio for Colonial Life was 51.7 percent and 53.5 percent in the second quarter and first six months of 2021, respectively, compared to 50.7 percent and 51.6 percent in the same periods of 2020. Colonial Life sales increased 53.7 percent and 17.3 percent in the second quarter and first six months of 2021, respectively, compared to the same periods of 2020. Persistency was higher relative to the prior year period.

Our Closed Block segment reported income before income tax and net realized investment gains and losses of $91.5 million and $29.2 million in the second quarter and first six months of 2021, which includes the impacts related to the second phase of the Closed Block individual disability reinsurance transaction during the first quarter of 2021 and the amortization of the cost of reinsurance. Excluding these items, our Closed Block segment reported adjusted operating income of $111.2 million and $208.2 million in the second quarter and first six months of 2021 compared to $36.7 million and $66.4 million in the same periods of 2020. The long-term care interest adjusted loss ratio was less favorable in the second quarter and first six months of 2021 relative to the same periods of 2020 but continues to be lower than our long-term expectations. The interest adjusted loss ratio for individual disability, excluding the reserve recognition impact from the reinsurance transaction during the first quarter of 2021, was favorable during the second quarter and first six months of 2021 relative to the same periods of 2020. See "Closed Block Individual Disability Reinsurance Transaction" contained herein for further discussion.

Our net investment income yields continue to be pressured by the low interest rate environment as we maintain consistent credit quality in our invested asset portfolio. The net unrealized gain on our fixed maturity securities was $6.6 billion at June 30, 2021, compared to $7.6 billion at December 31, 2020, with the decrease due primarily to an increase in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.91 percent for the first six months of 2021 compared to a yield of 4.75 percent for full year 2020.

We believe our capital and financial positions are strong. At June 30, 2021, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 375 percent, which is in line with our expectations. We did not repurchase shares during the first six months of 2021. Our weighted average common shares outstanding, assuming dilution, equaled 205.3 million and 203.7 million for the second quarters of 2021 and 2020, respectively, and 205.0 million and 203.5 million for the first six months of 2021 and 2020, respectively. As of June 30, 2021, Unum Group and our intermediate holding companies had available holding company liquidity of $1,717 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, and asset-backed securities.

Impairment Loss on Right-of-Use Asset

During the second quarters of 2021 and 2020, we recognized impairment losses of $13.9 million and $12.7 million before tax, respectively, or $11.0 million and $10.0 million after tax, on the ROU asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment losses were recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. For further information related to the impairment losses on the ROU asset, see Note 12 of the "Notes to Consolidated Financial Statements" contained in Item 1.

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
•Cost of reinsurance, or prepaid reinsurance premium, of $43.1 million related to the DLR cohort. The total cost of reinsurance recognized on a combined basis for the first and second phases was $854.8 million for which we amortized $19.7 million, or $15.5 million after tax, and $39.7 million, or $31.3 million after tax, during the three and six month periods ended June 30, 2021, respectively.
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

Coronavirus Disease 2019 (COVID-19)

On March 11, 2020, the World Health Organization identified the spread of COVID-19 as a pandemic. COVID-19 has caused significant disruption to the global economy and has unfavorably impacted our company as well as the overall insurance industry. Due to the unprecedented nature of these events and the current pace of change in this environment, we cannot fully estimate the ultimate impact of the COVID-19 pandemic at this time. We are closely monitoring emerging pandemic trends that have and may continue to have adverse impacts on our business.

Results of Operations

We have experienced a disruption in sales activity related to certain of our product lines due to some potential new customers deferring their purchasing decisions given the current economic environment. If we continue to experience this disruption, our premium income in our principal operating segments may continue to be impacted. In addition, in certain of our product lines, we have seen pressure in the number of lives insured with our customers as they navigate the current environment. With respect to premium collectability, as our outlook regarding the economic environment and the financial condition of our customers has improved, we have begun to reduce the allowance for expected credit losses on our premiums receivable balances that we established during 2020. However, circumstances may deteriorate quickly which could result in the decline of persistency levels and sales growth in the near term, and potentially longer if the current situation persists, which may materially impact our results of operations.

We have experienced higher mortality in our life product lines and higher claim incidence in certain of our disability product lines. With respect to our long-term care product line, we have experienced higher claimant mortality. Although our results within these product lines have begun to reflect a return to pre-pandemic levels, we continue to monitor the benefits experience of all our products for trends potentially correlated with COVID-19.

For further information on our allowance for expected credit losses see Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1. For further discussion regarding the benefits experience for each of our operating business segments, see "Segment Results" herein in this Item 2.

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

Other

If we experience unfavorable trends in the above areas of focus, we may also experience certain additional, correlated impacts such as an increase in the amortization of deferred acquisition costs if we have a decline in persistency. We may also be required to write-off or impair certain intangible/long-lived assets such as value of business acquired and goodwill if we experience declines in the overall profitability of our businesses. Furthermore, if the profitability of our businesses declines, we may also be required to establish a valuation allowance regarding the realization of our deferred tax assets.

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

As of June 30, 2021, we have borrowed $286.6 million of funds through our memberships with the regional FHLBs and those funds are used for the purpose of investing in either short-term investments or fixed maturity securities and have additional borrowing capacity of approximately $906 million that can be utilized for liquidity if the need arises. Additionally, we have access to an unsecured revolving credit facility that allows us to borrow up to a total of $500 million. There are currently no outstanding borrowings on this facility, but we remain in compliance with required covenants should we choose to borrow in the future. We have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

To the extent that we begin to experience a significant impact to our liquidity, we would likely sell highly liquid invested assets or borrow funds on our credit facilities to meet operational cash flow requirements.

Business Operations

Other than disruption to sales processes in certain of our product lines, we have not experienced a significant disruption to our operational processes as we have been able to successfully implement our business continuation plans to accommodate remote work arrangements for the safety of our employees and customers. We also have not experienced significant disruption to our financial reporting systems or internal control over financial reporting and disclosure controls and procedures as a result of COVID-19. We have implemented certain travel restrictions on international travel for the safety of our employees and customers, but do not expect those restrictions to significantly disrupt our operations.

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

Given the disruption and uncertainty caused by the COVID-19 pandemic, we expect full year premium income to grow slightly from the prior year, but at a rate that is below our historical levels. In addition, we may also continue to experience increased claims volatility.

The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. We also may continue to experience further volatility in miscellaneous investment income primarily related to changes in partnership net asset values and bond call activity. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.

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

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See "Executive Summary" contained herein in Item 2 and Notes 7 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the total impacts of the Closed Block individual disability reinsurance transaction, the amortization of the cost of reinsurance, the cost related to the early retirement of debt, the impairment losses on the ROU asset, and the U.K. tax rate increase.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended June 30
	2021		2020
	(in millions)	per share *	(in millions)	per share *
Net Income	$182.9	$0.89	$265.5	$1.30
Excluding:
Net Realized Investment Gain (net of tax expense of $0.3; $8.4)	0.6	0.01	25.4	0.12
Amortization of the Cost of Reinsurance (net of tax benefit of $4.2; $—)	(15.5)	(0.08)	—	—
Cost Related to Early Retirement of Debt (net of tax benefit of $14.1; $—)	(53.2)	(0.26)	—	—
Impairment Loss on ROU Asset (net of tax benefit of $2.9; $2.7)	(11.0)	(0.05)	(10.0)	(0.05)
Impact of U.K. Tax Rate Increase	(24.2)	(0.12)	—	—
After-tax Adjusted Operating Income	$286.2	$1.39	$250.1	$1.23

* Assuming Dilution

	Six Months Ended June 30
	2021		2020
	(in millions)	per share *	(in millions)	per share *
Net Income	$335.9	$1.64	$426.5	$2.10
Excluding:
Net Realized Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction (net of tax expense of $14.2; $—)	53.4	0.26	—	—
Net Realized Investment Gain (Loss), Other (net of tax expense (benefit) of $3.8; $(22.5))	14.1	0.07	(87.7)	(0.43)
Total Net Realized Investment Gain (Loss)	67.5	0.33	(87.7)	(0.43)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs (net of tax benefit of $29.2; $—)	(110.1)	(0.53)	—	—
Amortization of the Cost of Reinsurance (net of tax benefit of $8.4; $—)	(31.3)	(0.16)	—	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(141.4)	(0.69)	—	—
Cost Related to Early Retirement of Debt (net of tax benefit of $14.1; $—)	(53.2)	(0.26)	—	—
Impairment Loss on ROU Asset (net of tax benefit of $2.9; $2.7)	(11.0)	(0.05)	(10.0)	(0.05)
Impact of U.K. Tax Rate Increase	(24.2)	(0.12)	—	—
After-tax Adjusted Operating Income	$498.2	$2.43	$524.2	$2.58

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in millions of dollars)
Total Revenue	$2,993.0	$3,021.2	$6,065.0	$5,892.3
Excluding:
Net Realized Investment Gain (Loss)	0.9	33.8	85.5	(110.2)
Adjusted Operating Revenue	$2,992.1	$2,987.4	$5,979.5	$6,002.5

Income Before Income Tax	$262.6	$337.6	$461.4	$539.7
Excluding:
Net Realized Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	—	67.6	—
Net Realized Investment Gain (Loss), Other	0.9	33.8	17.9	(110.2)
Total Net Realized Investment Gain (Loss)	0.9	33.8	85.5	(110.2)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	—	—	(139.3)	—
Amortization of the Cost of Reinsurance	(19.7)	—	(39.7)	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(19.7)	—	(179.0)	—
Cost Related to Early Retirement of Debt	(67.3)	—	(67.3)	—
Impairment Loss on ROU Asset	(13.9)	(12.7)	(13.9)	(12.7)
Adjusted Operating Income	$362.6	$316.5	$636.1	$662.6

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2021.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Revenue
Premium Income	$2,374.4	0.2%	$2,368.7	$4,752.7	0.3%	$4,740.1
Net Investment Income	563.5	(1.0)	569.0	1,112.2	(3.6)	1,154.0
Net Realized Investment Gain (Loss)	0.9	(97.3)	33.8	85.5	(177.6)	(110.2)
Other Income	54.2	9.1	49.7	114.6	5.7	108.4
Total Revenue	2,993.0	(0.9)	3,021.2	6,065.0	2.9	5,892.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,854.1	(1.5)	1,882.8	3,905.3	4.5	3,737.6
Commissions	259.7	(4.9)	273.0	519.6	(5.9)	552.2
Interest and Debt Expense	45.3	(4.6)	47.5	89.7	(3.8)	93.2
Cost Related to Early Retirement of Debt	67.3	N.M.	—	67.3	N.M.	—
Deferral of Acquisition Costs	(129.7)	(13.5)	(149.9)	(260.3)	(16.5)	(311.9)
Amortization of Deferred Acquisition Costs	136.0	(3.3)	140.7	302.4	(4.6)	316.9
Compensation Expense	247.4	6.1	233.2	484.3	2.5	472.7
Other Expenses	250.3	(2.3)	256.3	495.3	0.7	491.9
Total Benefits and Expenses	2,730.4	1.7	2,683.6	5,603.6	4.7	5,352.6

Income Before Income Tax	262.6	(22.2)	337.6	461.4	(14.5)	539.7
Income Tax	79.7	10.5	72.1	125.5	10.9	113.2

Net Income	$182.9	(31.1)	$265.5	$335.9	(21.2)	$426.5

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.393 and 1.248 for the three months ended June 30, 2021 and 2020, and 1.387 and 1.265 for the six months ended June 30, 2021 and 2020, respectively. If the 2020 results for our U.K. operations had been translated at the exchange rates of 2021, our adjusted operating revenue and adjusted operating income by segment would have been higher by approximately $20 million and $2 million, respectively, in the second quarter of 2020 and higher by approximately $33 million and $3 million, respectively, in the first six months of 2020. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for our principal operating business segments in the second quarter and first six months of 2021 was generally consistent with the same prior year periods of 2020, with higher premium income in the Unum International segment mostly offset by a decline in the Colonial Life segment.

Net investment income decreased in the second quarter and first six months of 2021 relative to the same periods of 2020 due to decline in the yield on invested assets and a decrease in the level of invested assets supporting the Closed Block individual disability product line resulting from the reinsurance transaction, partially offset by higher miscellaneous investment income, particularly related to our private equity partnerships, and an increase in the level of invested assets in our other product lines.

Credit losses on fixed maturity securities were $1.0 million and $5.4 million in the second quarters of 2021 and 2020, respectively, and $9.3 million and $59.3 million during the first six months of 2021 and 2020, respectively. Included in the net realized investment gains and losses for the first six months of 2021 is a net realized investment gain of $67.6 million related to the transfer of investments in the second phase of the Closed Block individual disability reinsurance transaction. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $1.7 million and $41.9 million in the second quarters of 2021 and 2020, respectively, and $18.6 million and $(45.0) million in first six months of 2021 and 2020, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only (ASO) business, and the underlying results and associated net investment income of certain blocks of individual disability reinsured business in the Closed Block segment.

Overall benefits experience was favorable in the second quarter of 2021 relative to the same period of 2020 but was unfavorable in the first six months of 2021 relative to the same period of 2020. Overall benefits experience for the first six months of 2021 includes the reserve recognition impact from the second phase of the Closed Block individual disability reinsurance transaction that occurred during the first quarter of 2021. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were lower during the second quarter and first six months of 2021 compared to the same periods of 2020 driven primarily by lower sales in our Unum US voluntary benefits product line and lower prior period sales in the Colonial Life segment. The decrease in the amortization of deferred acquisition costs in the second quarter and first six months of 2021 compared to the same periods of 2020 is primarily due to a decline in the level of the deferred asset.

Interest and debt expense decreased in the second quarter and first six months of 2021 relative to the same periods of 2020 due primarily to a lower level of outstanding debt, which includes the December 2020 redemption of the Northwind notes by Northwind Holdings, LLC (Northwind Holdings).

Cost related to early retirement of debt includes costs associated with the purchase and retirement of $500.0 million aggregate principal amount of our 4.500% senior notes due 2025. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Other expenses and compensation expense, on a combined basis, increased in the second quarter and first six months of 2021 compared to the same periods of 2020 due to the amortization of cost of reinsurance related to the Closed Block individual disability reinsurance transaction, growth in our fee-based service products, and an increase in operational investments in our business. These increases were partially offset by a decrease in the allowance for expected credit losses on premiums receivable balances and our continued focus on expense management and operating efficiencies. Also contributing to the increase for the first six months of 2021 compared to the same period of 2020 are the costs related to the second phase of the Closed Block individual disability reinsurance transaction that occurred in the first quarter of 2021.

Our effective income tax rates for the second quarter and first six months of 2021 were 30.4 percent and 27.2 percent of income before income tax, respectively, compared to 21.4 percent and 21.0 percent for the same prior year periods. Our effective income tax rates differed from the U.S. statutory rate of 21 percent in effect for the second quarter and first six months of 2021 primarily due to deferred tax expense related to a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023, pursuant to Finance Bill 2021 enacted on June 10, 2021, and global intangible low-taxed income tax. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Unum US	$208.6	(3.1)%	$215.3	$420.0	(6.9)%	$451.1

Unum International	$33.1	10.0%	$30.1	$56.3	4.3%	$54.0

Colonial Life	$111.1	53.7%	$72.3	$201.3	17.3%	$171.6

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

Sales, persistency of the existing block of business, employment and salary growth, and the effectiveness of a renewal program are indicators of growth in premium income. Trends in new sales, as well as existing market share, also indicate the potential for growth in our respective markets and the level of market acceptance of price levels and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions. The impact of COVID-19, which began in 2020, caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. We have begun to see improvement in certain of these factors subsequent to the onset of COVID-19, which has resulted in an increase in sales for certain of our product lines during the second quarter of 2021, but we continue to see pressure on our overall sales resulting from the impacts of the pandemic.

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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income	$1,522.1	—%	$1,522.7	$3,047.9	(0.1)%	$3,050.4
Net Investment Income	183.6	3.8	176.9	363.3	1.9	356.5
Other Income	41.3	17.0	35.3	81.7	8.2	75.5
Total	1,747.0	0.7	1,734.9	3,492.9	0.3	3,482.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,092.1	5.3	1,036.8	2,225.4	10.1	2,021.4
Commissions	147.6	(4.4)	154.4	295.5	(4.3)	308.7
Deferral of Acquisition Costs	(65.4)	(13.4)	(75.5)	(132.3)	(14.7)	(155.1)
Amortization of Deferred Acquisition Costs	73.9	2.6	72.0	172.6	(4.0)	179.7
Other Expenses	319.5	1.3	315.3	636.7	0.4	634.0
Total	1,567.7	4.3	1,503.0	3,197.9	7.0	2,988.7

Adjusted Operating Income	$179.3	(22.7)	$231.9	$295.0	(40.2)	$493.7

Operating Ratios (% of Premium Income):
Benefit Ratio	71.7%		68.1%	73.0%		66.3%
Other Expense Ratio	21.0%		20.7%	20.9%		20.8%
Adjusted Operating Income Ratio	11.8%		15.2%	9.7%		16.2%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$458.6	(0.5)%	$461.0	$916.3	(0.8)%	$924.0
Group Short-term Disability	213.6	4.9	203.6	428.8	5.4	406.8
Total Premium Income	672.2	1.1	664.6	1,345.1	1.1	1,330.8
Net Investment Income	94.0	(2.6)	96.5	191.4	0.8	189.9
Other Income	39.8	17.8	33.8	79.3	9.8	72.2
Total	806.0	1.4	794.9	1,615.8	1.4	1,592.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	502.4	3.8	484.1	1,005.7	3.5	971.5
Commissions	50.8	5.6	48.1	102.1	4.2	98.0
Deferral of Acquisition Costs	(12.5)	6.8	(11.7)	(25.1)	2.4	(24.5)
Amortization of Deferred Acquisition Costs	12.8	(3.0)	13.2	25.7	(3.0)	26.5
Other Expenses	192.6	4.0	185.2	383.4	3.9	369.1
Total	746.1	3.8	718.9	1,491.8	3.6	1,440.6

Adjusted Operating Income	$59.9	(21.2)	$76.0	$124.0	(18.6)	$152.3

Operating Ratios (% of Premium Income):
Benefit Ratio	74.7%		72.8%	74.8%		73.0%
Other Expense Ratio	28.7%		27.9%	28.5%		27.7%
Adjusted Operating Income Ratio	8.9%		11.4%	9.2%		11.4%

Persistency:
Group Long-term Disability				90.1%		89.4%
Group Short-term Disability				87.2%		86.9%

Premium income was slightly higher in the second quarter and first six months of 2021 compared to the same periods of 2020 due primarily to higher sales in certain of our group short-term disability products. Net investment income was lower in the second quarter of 2021 relative to the same period of 2020 due to a decline in the yield on invested assets and a lower level of invested assets, partially offset by higher miscellaneous investment income. Net investment income was slightly higher during the first six months of 2021 relative to the same period of 2020 due to higher miscellaneous investment income, mostly offset by a decline in the yield on invested assets and a lower level of invested assets. Other income increased in the second quarter and first six months of 2021 compared to the same periods of 2020 due to continued growth in our fee-based service products.

Benefits experience was unfavorable in the second quarter and first six months of 2021 compared to the same periods of 2020 due to higher claims incidence in the group short-term disability product line.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2021 compared to the same periods of 2020 due primarily to higher sales in the group short-term disability product line. The amortization of deferred acquisition costs decreased in the second quarter and first six months of 2021 compared to the same periods of 2020 due to a decline in the level of the deferred asset. Our other expense ratio increased in the second quarter and first six months of 2021 compared to the same periods of 2020 due primarily to an increase in operational investments in our business and growth in our fee-based service products, which was partially elevated from higher volumes due to the current COVID-19 environment.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Group Life	$414.6	—%	$414.6	$824.6	(0.5)%	$829.1
Accidental Death & Dismemberment	42.0	0.7	41.7	83.4	—	83.4
Total Premium Income	456.6	0.1	456.3	908.0	(0.5)	912.5
Net Investment Income	26.9	15.5	23.3	51.8	5.7	49.0
Other Income	0.5	—	0.5	0.8	(20.0)	1.0
Total	484.0	0.8	480.1	960.6	(0.2)	962.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	388.8	4.2	373.2	834.6	20.0	695.3
Commissions	35.9	(2.7)	36.9	72.7	(0.8)	73.3
Deferral of Acquisition Costs	(9.0)	7.1	(8.4)	(18.4)	2.8	(17.9)
Amortization of Deferred Acquisition Costs	9.6	(2.0)	9.8	19.2	(2.5)	19.7
Other Expenses	53.5	8.7	49.2	105.6	3.2	102.3
Total	478.8	3.9	460.7	1,013.7	16.2	872.7

Adjusted Operating Income (Loss)	$5.2	(73.2)	$19.4	$(53.1)	(159.1)	$89.8

Operating Ratios (% of Premium Income):
Benefit Ratio	85.2%		81.8%	91.9%		76.2%
Other Expense Ratio	11.7%		10.8%	11.6%		11.2%
Adjusted Operating Income (Loss) Ratio	1.1%		4.3%	(5.8)%		9.8%

Persistency:
Group Life				90.1%		88.6%
Accidental Death & Dismemberment				89.6%		87.8%

Premium income in the second quarter and first six months of 2021 was generally consistent with the same periods of 2020. Net investment income was higher in the second quarter and first six months of 2021 relative to the same periods of 2020 due to higher miscellaneous investment income, partially offset by a decline in the yield on invested assets.

Benefits experience was unfavorable in the second quarter and first six months of 2021 compared to the same periods of 2020 due primarily to a higher average claim size. Also impacting the comparison for the first six months of 2021 compared to the same period of 2020 is higher incidence in the group life product line, resulting from the impacts of COVID-19.

Commissions were lower in the second quarter and first six months of 2021 compared to the same periods of 2020 due primarily to lower prior period sales. The deferral of acquisition costs was slightly higher in the second quarter and first six months of 2021 relative to the same periods of 2020 due to higher sales and higher deferrable expenses related to certain sales-based incentive compensation costs. The amortization of deferred acquisition costs decreased in the second quarter and first six months of 2021 relative to the same periods of 2020 due to a decline in the level of the deferred asset. The other expense ratio increased in the second quarter and first six months of 2021 compared to the same periods of 2020 due primarily to an increase in operational investments in our business, partially offset by our continued focus on expense management and operating efficiencies.
Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Individual Disability	$113.6	0.4%	$113.1	$229.3	3.0%	$222.6
Voluntary Benefits	212.1	(5.3)	224.0	430.8	(5.2)	454.4
Dental and Vision	67.6	4.5	64.7	134.7	3.5	130.1
Total Premium Income	393.3	(2.1)	401.8	794.8	(1.5)	807.1
Net Investment Income	62.7	9.8	57.1	120.1	2.1	117.6
Other Income	1.0	—	1.0	1.6	(30.4)	2.3
Total	457.0	(0.6)	459.9	916.5	(1.1)	927.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	200.9	11.9	179.5	385.1	8.6	354.6
Commissions	60.9	(12.2)	69.4	120.7	(12.2)	137.4
Deferral of Acquisition Costs	(43.9)	(20.8)	(55.4)	(88.8)	(21.2)	(112.7)
Amortization of Deferred Acquisition Costs	51.5	5.1	49.0	127.7	(4.3)	133.5
Other Expenses	73.4	(9.3)	80.9	147.7	(9.2)	162.6
Total	342.8	6.0	323.4	692.4	2.5	675.4

Adjusted Operating Income	$114.2	(16.3)	$136.5	$224.1	(10.9)	$251.6

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	48.4%		52.8%	45.4%		52.5%
Voluntary Benefits	44.2%		43.1%	41.7%		37.8%
Dental and Vision	77.1%		36.0%	75.1%		50.7%
Other Expense Ratio	18.7%		20.1%	18.6%		20.1%
Adjusted Operating Income Ratio	29.0%		34.0%	28.2%		31.2%

Persistency:
Individual Disability				89.0%		90.1%
Voluntary Benefits				74.5%		73.0%
Dental and Vision				86.6%		81.7%

Premium income was lower in the second quarter and first six months of 2021 compared to the same periods of 2020 due to a decline in the voluntary benefits product line as a result of lower sales, partially offset by growth in the individual disability and dental and vision product lines. Net investment income was higher in the second quarter and first six months of 2021 compared to the same periods of 2020 due to higher miscellaneous investment income, partially offset by a decline in the yield on invested assets.

Benefits experience for the individual disability product line was favorable in the second quarter and first six months of 2021 compared to the same periods of 2020 due primarily to lower claims incidence. Benefits experience for voluntary benefits was unfavorable in the second quarter and first six months of 2021 compared to the same periods of 2020 due to higher claims incidence in the critical illness product line. Also impacting the comparison for the first six months of 2021 compared to the same period of 2020 is higher incidence in the life product line, resulting from the impacts of COVID-19. Benefits experience for the dental and vision product line was unfavorable in the second quarter and first six months of 2021 due to higher claims incidence compared to the same periods of 2020 where we experienced lower claims incidence resulting from the impacts of COVID-19.

Commissions and the deferral of acquisition costs were lower in the second quarter and first six months of 2021 compared to the same periods of 2020 due primarily to lower sales in the voluntary benefits product line. The amortization of deferred acquisition costs increased in the second quarter of 2021 compared to the same period of 2020 due primarily to a higher level of policy terminations in the individual disability product line. The amortization of deferred acquisition costs decreased in the first six months of 2021 relative to the same period of 2020 due to a decline in the level of the deferred asset, primarily in the voluntary benefits product line. Our other expense ratio improved in the second quarter and first six months of 2021 compared to the same periods of 2020 due to a decrease in the allowance for expected credit losses on premiums receivable and our continued focus on expense management and operational efficiencies.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$42.0	(23.9)%	$55.2	$73.1	(15.6)%	$86.6
Group Short-term Disability	31.2	5.4	29.6	55.3	26.3	43.8
Group Life and AD&D	63.8	12.7	56.6	94.0	11.0	84.7
Subtotal	137.0	(3.1)	141.4	222.4	3.4	215.1
Supplemental and Voluntary
Individual Disability	14.9	4.9	14.2	31.9	(13.6)	36.9
Voluntary Benefits	43.7	(7.0)	47.0	144.7	(17.6)	175.6
Dental and Vision	13.0	2.4	12.7	21.0	(10.6)	23.5
Subtotal	71.6	(3.1)	73.9	197.6	(16.3)	236.0
Total Sales	$208.6	(3.1)	$215.3	$420.0	(6.9)	$451.1

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$83.4	3.5%	$80.6	$141.6	7.4%	$131.8
Large Case Market	53.6	(11.8)	60.8	80.8	(3.0)	83.3
Subtotal	137.0	(3.1)	141.4	222.4	3.4	215.1
Supplemental and Voluntary	71.6	(3.1)	73.9	197.6	(16.3)	236.0
Total Sales	$208.6	(3.1)	$215.3	$420.0	(6.9)	$451.1

Group sales decreased during the second quarter of 2021 compared to the same period of 2020 due to lower new customer sales in the large case market and lower sales in our medical stop-loss product, partially offset by higher sales to new and existing customers in the core market, which we define as employee groups with fewer than 2,000 employees. Group sales increased in the first six months of 2021 compared to the same period of 2020 due to higher sales to existing customers in our core and large case markets and higher sales to new customers in our core market, partially offset by lower sales to new customers in our large case market and lower sales in our medical stop-loss product. The sales mix in the group market sector for the first six months of 2021 was approximately 64 percent core market and 36 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, increased in the second quarter of 2021 compared to the same period of 2020 due to higher sales to both new and existing customers. Individual disability sales decreased in the first six months of 2021 compared to the same period of 2020 due to lower sales to both new and existing customers. Voluntary benefits sales decreased during the second quarter and first six months of 2021 compared to the same periods of 2020 due to lower sales to new and existing customers in both the core and large case markets. Dental and vision sales increased in the second quarter of 2021 compared to the same period of 2020 due to higher sales to existing customers, partially offset by lower sales to new customers. Dental and vision sales decreased in the first six months of 2021 compared to the same period of 2020 driven primarily by lower sales to new customers, partially offset by higher sales to existing customers.

The impact of COVID-19, which began in 2020, caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. We have begun to see improvement in certain of these factors during the second quarter of 2021, which has resulted in an increase in sales for certain of our product lines, but we continue to see pressure on our overall sales resulting from the impacts of COVID-19 including increased competition in the large-case market as the recovery from the pandemic progresses. Further discussion of COVID-19 is contained herein in "Executive Summary" in this Item 2.

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

Given the disruption and uncertainty caused by the COVID-19 pandemic, we expect full year premium income to grow slightly from the prior year, but at a rate that is below our historical levels. In addition, we may also continue to experience claims volatility, particularly in our group short-term disability and group and voluntary life products as well as potential disruption in our overall claims processing activity, which can result in short-term unfavorable experience. Furthermore, we could continue to experience an increase in the volume of activity associated with our leave management product which would lead to an increase in expenses.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$105.1	18.1%	$89.0	$202.2	12.5%	$179.8
Group Life	28.0	11.6	25.1	55.3	(1.3)	56.0
Supplemental	27.9	13.4	24.6	55.9	15.3	48.5
Unum Poland	22.5	22.3	18.4	44.5	19.0	37.4
Total Premium Income	183.5	16.8	157.1	357.9	11.3	321.7
Net Investment Income	35.7	35.7	26.3	61.7	16.9	52.8
Other Income	0.1	(50.0)	0.2	0.2	—	0.2
Total	219.3	19.4	183.6	419.8	12.0	374.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	147.5	18.2	124.8	277.0	9.3	253.4
Commissions	13.9	14.9	12.1	26.8	9.8	24.4
Deferral of Acquisition Costs	(3.4)	9.7	(3.1)	(6.3)	3.3	(6.1)
Amortization of Deferred Acquisition Costs	2.0	17.6	1.7	4.1	17.1	3.5
Other Expenses	34.5	4.5	33.0	67.0	3.1	65.0
Total	194.5	15.4	168.5	368.6	8.3	340.2

Adjusted Operating Income	$24.8	64.2	$15.1	$51.2	48.4	$34.5

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£75.2	5.0%	£71.6	£145.6	2.1%	£142.6
Group Life	20.0	(1.0)	20.2	39.8	(10.4)	44.4
Supplemental	19.9	—	19.9	40.2	4.4	38.5
Total Premium Income	115.1	3.0	111.7	225.6	—	225.5
Net Investment Income	24.3	22.1	19.9	41.7	6.4	39.2
Total	139.4	5.9	131.6	267.3	1.0	264.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	95.0	3.0	92.2	178.2	(3.0)	183.8
Commissions	7.4	4.2	7.1	14.1	(0.7)	14.2
Deferral of Acquisition Costs	(1.2)	9.1	(1.1)	(2.0)	(13.0)	(2.3)
Amortization of Deferred Acquisition Costs	1.3	8.3	1.2	2.6	—	2.6
Other Expenses	20.1	(9.0)	22.1	39.0	(8.5)	42.6
Total	122.6	0.9	121.5	231.9	(3.7)	240.9

Adjusted Operating Income	£16.8	66.3	£10.1	£35.4	48.7	£23.8

Weighted Average Pound/Dollar Exchange Rate	1.393		1.248	1.387		1.265

Operating Ratios (% of Premium Income):
Benefit Ratio	82.5%		82.5%	79.0%		81.5%
Other Expense Ratio	17.5%		19.8%	17.3%		18.9%
Adjusted Operating Income Ratio	14.6%		9.0%	15.7%		10.6%

Persistency:
Group Long-term Disability				89.4%		87.7%
Group Life				84.3%		83.0%
Supplemental				89.2%		90.5%

Premium income was higher in the second quarter of 2021 compared to the same period of 2020 due to growth in the in-force block resulting from the impact of rate increases in the group long-term disability product line and higher overall persistency. Premium income during the first six months of 2021 was consistent with the same period of 2020.

Net investment income was higher in the second quarter and first six months of 2021 compared to the same periods of 2020 due to higher investment income from inflation index-linked bonds, partially offset by a lower yield on fixed-rate bonds. Partially offsetting the increase in net investment income during the first six months of 2021 compared to the same period of 2020 was lower miscellaneous investment income. Our investments in inflation index-linked bonds support the claim reserves associated with certain group policies that provide for inflation-linked increases in benefits. The change in net investment income attributable to these index-linked bonds is generally offset by a change in the reserves for future claim payments related to the inflation-linked group long-term disability and group life policies.

Benefits experience in the second quarter of 2021 was consistent with the same period of 2020, with improved experience in the group long-term disability product line and lower claims incidence in the group life product line, offset by higher inflation-linked experience in benefits. Benefits experience was favorable in the first six months of 2021 compared to the same prior year period, with favorable experience in both the group long-term disability and group critical illness product lines, partially offset by higher inflation-linked experience in benefits and higher claims incidence in the group life product line.

Commissions and the deferral of acquisition costs in the second quarter and first six months of 2021 were generally consistent with the same prior year periods. The amortization of deferred acquisition costs during the second quarter and first six months of 2021 was generally consistent with the same prior year periods. The other expense ratios during the second quarter and first six months of 2021 were lower compared to the same prior year periods due to our continued focus on expense management and operating efficiencies and certain prior year expenses related to COVID-19 that did not recur.

Sales

(in millions of dollars and pounds)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Unum International Sales by Product
Unum UK
Group Long-term Disability	$15.2	16.9%	$13.0	$23.3	7.9%	$21.6
Group Life	9.6	54.8	6.2	16.1	36.4	11.8
Supplemental	4.8	(39.2)	7.9	9.9	(34.0)	15.0
Unum Poland	3.5	16.7	3.0	7.0	25.0	5.6
Total Sales	$33.1	10.0	$30.1	$56.3	4.3	$54.0

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$13.0	27.5%	$10.2	$21.2	9.8%	$19.3
Large Case Market	11.8	31.1	9.0	18.2	29.1	14.1
Subtotal	24.8	29.2	19.2	39.4	18.0	33.4
Supplemental	4.8	(39.2)	7.9	9.9	(34.0)	15.0
Unum Poland	3.5	16.7	3.0	7.0	25.0	5.6
Total Sales	$33.1	10.0	$30.1	$56.3	4.3	$54.0

Unum UK Sales by Product
Group Long-term Disability	£10.8	2.9%	£10.5	£16.7	(2.9)%	£17.2
Group Life	6.9	38.0	5.0	11.6	23.4	9.4
Supplemental	3.5	(45.3)	6.4	7.2	(39.0)	11.8
Total Sales	£21.2	(3.2)	£21.9	£35.5	(7.6)	£38.4

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£9.3	14.8%	£8.1	£15.3	—%	£15.3
Large Case Market	8.4	13.5	7.4	13.0	15.0	11.3
Subtotal	17.7	14.2	15.5	28.3	6.4	26.6
Supplemental	3.5	(45.3)	6.4	7.2	(39.0)	11.8
Total Sales	£21.2	(3.2)	£21.9	£35.5	(7.6)	£38.4

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales increased in the second quarter of 2021 compared to the same period of 2020 driven by higher sales to new customers in the core market, which we define as employee groups with fewer than 500 employees, and existing customers in the large case market, partially offset by lower sales to new customers in the large case market and existing customers in the core market. Group long-term disability sales were lower in the first six months of 2021 compared to the same period of 2020 driven by lower sales to new customers in the large case market and existing customers in the core market.

Group life sales increased in the second quarter and first six months of 2021 compared to the same periods of 2020 driven primarily by higher sales to both new and existing customers.

Supplemental sales were lower in the second quarter and first six months of 2021 compared to the same periods of 2020 due primarily to lower sales in both the group critical illness and dental product lines.

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

Given the uncertainty caused by the COVID-19 pandemic, we may experience further volatility in our financial results in 2021. Sales activity could be lower and we could also continue to experience claims volatility in our group life and disability product lines. Uncertainty in the U.K. economy may continue to pressure our growth expectations in the near-term and may also lead to lower claim discount rates. However, we believe we are well positioned to capitalize on future growth opportunities as the operating environment improves. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We will likely continue to experience volatility in net investment income and our benefit ratio due to fluctuations in the level of inflation in the U.K.; however, we do not expect this to have a significant impact on adjusted operating income. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly to respond to external challenges.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$236.4	(5.6)%	$250.3	$477.1	(4.5)%	$499.6
Life	96.1	(0.7)	96.8	192.7	1.1	190.6
Cancer and Critical Illness	87.2	(4.7)	91.5	176.3	(3.7)	183.1
Total Premium Income	419.7	(4.3)	438.6	846.1	(3.1)	873.3
Net Investment Income	41.6	13.0	36.8	79.3	6.4	74.5
Other Income	0.3	—	0.3	0.5	(16.7)	0.6
Total	461.6	(3.0)	475.7	925.9	(2.4)	948.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	216.8	(2.5)	222.4	453.0	0.6	450.4
Commissions	78.1	(10.3)	87.1	156.4	(13.2)	180.1
Deferral of Acquisition Costs	(60.9)	(14.6)	(71.3)	(121.7)	(19.2)	(150.7)
Amortization of Deferred Acquisition Costs	60.1	(10.3)	67.0	125.7	(6.0)	133.7
Other Expenses	71.7	(9.9)	79.6	143.4	(12.0)	162.9
Total	365.8	(4.9)	384.8	756.8	(2.5)	776.4

Adjusted Operating Income	$95.8	5.4	$90.9	$169.1	(1.7)	$172.0

Operating Ratios (% of Premium Income):
Benefit Ratio	51.7%		50.7%	53.5%		51.6%
Other Expense Ratio	17.1%		18.1%	16.9%		18.6%
Adjusted Operating Income Ratio	22.8%		20.7%	20.0%		19.7%

Persistency:
Accident, Sickness, and Disability				74.9%		74.0%
Life				84.3%		83.7%
Cancer and Critical Illness				81.9%		81.2%

Premium income decreased in the second quarter and first six months of 2021 compared the same periods of 2020 due to lower prior period sales. Net investment income increased during the second quarter and first six months of 2021 relative to the same periods of 2020 due to higher miscellaneous investment income and a higher level of invested assets, partially offset by a decline in the yield on invested assets.

Benefits experience in the second quarter was unfavorable compared to the same period of 2020 with unfavorable experience in the accident, sickness, and disability product line, partially offset by improved experience in the life product line. Benefits experience during the first six months of 2021 was unfavorable compared to the same period of 2020 due primarily to unfavorable experience in the life product line resulting from the impacts of COVID-19.

Commissions and the deferral of acquisition costs were lower in the second quarter and first six months of 2021 relative to the same periods of 2020 due to lower prior period sales. The amortization of deferred acquisition costs was lower during the second quarter and first six months of 2021 relative to the same periods of 2020 due to a decline in the level of the deferred asset driven by lower prior period sales. The other expense ratio was lower in the second quarter and first six months of 2021 relative to the same periods of 2020 due primarily to our continued focus on expense management and operating efficiencies and a decrease in the allowance for expected credit losses on premiums receivable balances.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Sales by Product
Accident, Sickness, and Disability	$69.2	52.8%	$45.3	$126.6	15.2%	$109.9
Life	26.2	62.7	16.1	46.8	27.2	36.8
Cancer and Critical Illness	15.7	44.0	10.9	27.9	12.0	24.9
Total Sales	$111.1	53.7	$72.3	$201.3	17.3	$171.6

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$72.6	58.2%	$45.9	$134.9	18.9%	$113.5
Large Case Market	17.6	76.0	10.0	29.1	32.9	21.9
Subtotal	90.2	61.4	55.9	164.0	21.1	135.4
Public Sector	20.9	27.4	16.4	37.3	3.0	36.2
Total Sales	$111.1	53.7	$72.3	$201.3	17.3	$171.6

Beginning in 2020, the impact of COVID-19 caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. However, we have seen improvement in these factors subsequent to the onset of COVID-19 which has resulted in an increase in sales for each of our product lines and market sectors during the second quarter and first six months of 2021 relative to the same periods of 2020. The number of new accounts increased 86.0 percent and 25.1 percent, respectively, in the second quarter and first six months of 2021 compared to the same periods of 2020. The average new case size increased 1.5 percent in the second quarter of 2021 but decreased 8.4 percent during the first six months of 2021 compared to the same periods of 2020, respectively.

Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During 2021, we will continue to utilize our strong distribution system of independent agents, benefit counselors, and broker partnerships. We will also continue to invest in new solutions and digital capabilities to expand our reach and effectiveness, driving growth and improving productivity while enhancing the customer experience. In 2021, we will also bring an enhanced engagement and enrollment platform to market, enabling deeper connections with employees through the enrollment process as well as maintaining stronger relationships throughout the customer lifecycle. We believe our distribution system, customer service capabilities, digital and virtual tools, and ability to serve all market sizes position us well for future growth in the long-term.

Given the uncertainty caused by the COVID-19 pandemic, the disruption experienced in our sales activity is expected to result in continued lower premium income during 2021. We could also continue to experience claims volatility, particularly in our life and disability products. The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are seen as external risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Long-term Care	$174.9	5.6%	$165.7	$352.3	6.6%	$330.5
Individual Disability	72.4	(12.9)	83.1	144.5	(9.7)	160.1
All Other	1.8	20.0	1.5	4.0	(2.4)	4.1
Total Premium Income	249.1	(0.5)	250.3	500.8	1.2	494.7
Net Investment Income	294.7	(9.7)	326.3	591.9	(10.6)	662.4
Other Income	12.1	(11.7)	13.7	30.5	(4.4)	31.9
Total	555.9	(5.8)	590.3	1,123.2	(5.5)	1,189.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	397.7	(20.3)	498.8	949.9	(6.2)	1,012.4
Commissions	20.1	3.6	19.4	40.9	4.9	39.0
Interest and Debt Expense	—	N.M.	0.7	—	N.M.	1.5
Other Expenses	46.6	34.3	34.7	103.2	48.1	69.7
Total	464.4	(16.1)	553.6	1,094.0	(2.5)	1,122.6

Income Before Income Tax and Net Realized Investment Gains and Losses	91.5	149.3	36.7	29.2	(56.0)	66.4
Impacts from Closed Block Individual Disability Reinsurance Transaction	—	—	—	139.3	N.M.	—
Amortization of the Cost of Reinsurance	19.7	N.M.	—	39.7	N.M.	—
Adjusted Operating Income	$111.2	N.M.	$36.7	$208.2	N.M.	$66.4

Interest Adjusted Loss Ratios:
Long-term Care	74.6%		67.0%	76.2%		74.0%
Individual Disability[1]	69.6%		89.5%	69.3%		87.1%

Operating Ratios (% of Premium Income):
Other Expense Ratio[2]	10.8%		13.9%	11.4%		14.1%
Income Ratio	36.7%			5.8%
Adjusted Operating Income Ratio	44.6%		14.7%	41.6%		13.4%

Persistency:
Long-term Care				95.4%		95.3%
Individual Disability				86.4%		88.8%

[1] Excludes the $133.1 million reserve recognition from the first six months of 2021 related to the second phase of the reinsurance transaction that occurred during the first quarter of 2021.
[2] Excludes $19.7 million and $39.7 million of amortization of the cost of reinsurance during the second quarter and first six months of 2021, respectively. Also excluded from the first six months of 2021 is $6.2 million of transaction costs related to the reinsurance transaction that occurred during the first quarter of 2021.

N.M. = not a meaningful percentage

Premium income for long-term care increased in the second quarter and first six months of 2021 relative to the same periods of 2020 due to rate increases partially offset by policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Premium income for individual disability decreased in the second quarter and first six months of 2021 compared to the same periods of 2020 due to policy terminations and maturities.

Net investment income was lower during the second quarter and first six months of 2021 relative to the same periods of 2020 due to a decrease in the level of invested assets supporting individual disability resulting from the reinsurance transaction and a decline in the yield on invested assets, partially offset by higher miscellaneous investment income, primarily related to increases in the net asset values (NAV) on our private equity partnerships.

Other income, which primarily includes the underlying results and associated net investment income of certain blocks of individual disability reinsured business, continues to decline due to expected terminations and maturities.

The interest adjusted loss ratio for long-term care was less favorable during the second quarter and first six months of 2021 relative to the same periods of 2020 driven primarily by lower claimant mortality. The interest adjusted loss ratio for long-term care for the rolling twelve months, excluding the reserve charge related to the update of assumptions in the fourth quarter of 2020, was 70.0 percent. The interest adjusted loss ratio for individual disability, excluding the reserve recognition impact from the reinsurance transaction, was favorable during the second quarter and first six months of 2021 relative to the same periods of 2020 driven primarily by lower submitted claims.

The decrease in interest and debt expense is due to the December 2020 redemption of the Northwind notes by Northwind Holdings.

The other expense ratio, excluding certain transaction costs incurred and the amortization of the cost of reinsurance related to the previously discussed reinsurance transaction, was lower in the second quarter and first six months of 2021 compared to the same periods of 2020 driven primarily by our continued focus on expense management and operating efficiencies.

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

As a result of the execution of the reinsurance agreement related to our individual disability line of business where we have fully ceded a significant portion of this business, we expect that the primary impact on earnings will be the amortization of the cost of reinsurance for that agreement which we expect will be approximately $80 million for 2021. The cost of reinsurance will continue to be amortized on a declining trajectory consistent with the expected run-off pattern of the ceded reserves, which we estimate to be approximately 25 years. Due to the relatively small amount of business that will be retained, we expect that the interest adjusted loss ratio will be more volatile from period to period and we expect minimal earnings related to the retained business.

In consideration of the recent COVID-19 pandemic and related impacts, we expect our Closed Block segment could temporarily experience greater than normal volatility across multiple risk factors. Specific to our long-term care line of business, we expect that we may experience additional volatility as it relates to mortality, incidence, and interest rates.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Net Investment Income	$7.9	192.6%	$2.7	$16.0	105.1%	$7.8
Other Income	0.4	100.0	0.2	1.7	N.M.	0.2
Total	8.3	186.2	2.9	17.7	121.3	8.0

Interest, Debt, and Other Expenses	138.0	87.2	73.7	186.3	49.4	124.7

Loss Before Income Tax and Net Realized Investment Gains and Losses	(129.7)	(83.2)	(70.8)	(168.6)	(44.5)	(116.7)
Cost Related to Early Retirement of Debt	67.3	N.M.	—	67.3	N.M.	—
Impairment Loss on ROU Asset	13.9	9.4	12.7	13.9	9.4	12.7
Adjusted Operating Loss	$(48.5)	16.5	$(58.1)	$(87.4)	16.0	$(104.0)

N.M. = not a meaningful percentage

Adjusted operating loss, which excludes the cost related to the early retirement of debt during the second quarter of 2021 and the impairment losses on the ROU asset during the second quarter of both 2021 and 2020, declined in the second quarter and first six months of 2021 relative to the same periods of 2020 due primarily to higher net investment income, which resulted from an increase in the level of invested assets, and lower operating expenses. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the costs related to the early retirement of debt and the ROU asset impairments.

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

Closed Block Individual Disability Reinsurance Agreement

As part of the second phase of the Closed Block individual disability reinsurance agreement entered into in December 2020 with Commonwealth, we transferred fixed maturity securities of $226.8 million on an amortized cost basis and $293.7 million on a fair value basis and we recorded a total realized investment gain from the transfer of these securities, including a related net gain from cash flow hedges of $67.6 million in the first quarter of 2021. After the transfer of these fixed maturity securities, the overall credit profile of our remaining portfolio has not changed. See "Executive Summary" for further information on the reinsurance transaction contained herein in this Item 2.

COVID-19

During 2020, economic conditions increased volatility in the capital markets and caused significant pressure on the profitability of many companies. Our fixed income exposure to consumer cyclicals, which had been stressed due to COVID-19 related shutdowns, is approximately 3.7 percent of our fixed maturity security portfolio. Our exposure to other stressed industries such as airlines and restaurants is minimal at 0.2 percent and 0.3 percent of our portfolio, respectively. We had approximately $91.5 million of downgrades of investment-grade securities to high yield or below investment grade in the first quarter of 2021 and had no downgrades in the second quarter of 2021. The downgrades that occurred in the first quarter of 2021 did not have a significant impact to our below investment grade investments as a percent of our total investment portfolio as our holdings of below-investment-grade securities decreased from 6.7 percent at December 31, 2020 to 6.1 percent at June 30, 2021 on a fair value basis.

We continue to monitor capital market activity on a regular basis and to the extent that we experience volatility and ratings downgrades related to the issuers of our fixed maturity securities again, we could experience further credit losses, an increase in defaults, and the need for additional capital in our insurance subsidiaries. However, we remain confident in the overall strength and credit quality of our investment portfolio. Net investment income may decline, as the sustained low interest rate environment will continue to impact the yield on our invested assets, particularly related to the investment of new cash flows. For further discussion, see "Fixed Maturity Securities" contained herein in this Item 2.

See "Executive Summary" for further information on the impact from COVID-19 contained herein in this Item 2.

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of June 30, 2021

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$3,220.4	$409.1	$100.5	$2.6	$3,119.9	$411.7
Capital Goods	3,959.3	591.1	124.9	2.0	3,834.4	593.1
Communications	2,710.5	497.5	65.9	2.2	2,644.6	499.7
Consumer Cyclical	1,622.7	205.8	163.4	5.4	1,459.3	211.2
Consumer Non-Cyclical	7,047.9	1,133.7	290.3	14.7	6,757.6	1,148.4
Energy	3,639.9	617.0	50.0	3.9	3,589.9	620.9
Financial Institutions	3,772.4	433.2	266.9	7.4	3,505.5	440.6
Mortgage/Asset-Backed	781.2	65.6	0.6	0.1	780.6	65.7
Sovereigns	1,143.4	230.3	54.8	2.6	1,088.6	232.9
Technology	1,841.4	182.3	56.3	1.6	1,785.1	183.9
Transportation	2,096.9	276.9	67.3	1.9	2,029.6	278.8
U.S. Government Agencies and Municipalities	5,060.4	725.4	303.9	4.7	4,756.5	730.1
Public Utilities	6,617.4	1,235.2	262.9	11.0	6,354.5	1,246.2
Total	$43,513.8	$6,603.1	$1,807.7	$60.1	$41,706.1	$6,663.2

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of June 30, 2021 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2021. The decrease in the unrealized loss on fixed maturity securities during the second quarter of 2021 was due primarily to a decrease in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2021		2020
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$6.1	$122.1	$3.8	$10.1	$18.0
> 90 <= 180 days	30.2	6.1	3.9	4.7	45.7
> 180 <= 270 days	3.0	10.4	1.5	14.9	1.9
> 270 days <= 1 year	3.0	2.1	6.4	0.7	0.1
> 1 year <= 2 years	2.2	6.9	0.1	2.3	2.4
> 2 years <= 3 years	—	2.3	2.3	—	—
Total	$44.5	$149.9	$18.0	$32.7	$68.1

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2021		2020
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.3	$3.9	$4.0	$13.8	$16.1
> 90 <= 180 days	2.4	3.8	—	4.5	77.1
> 180 <= 270 days	2.9	—	1.6	40.0	0.4
> 270 days <= 1 year	—	—	7.8	0.2	5.5
> 1 year <= 2 years	2.8	5.8	1.9	6.4	8.1
> 2 years <= 3 years	—	0.4	5.0	4.1	11.7
> 3 years	7.2	8.5	7.4	8.1	7.9
Sub-total	15.6	22.4	27.7	77.1	126.8

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	—	—	—	5.2
> 180 <= 270 days	—	—	—	1.0	3.8
> 270 days <= 1 year	—	—	—	3.8	—
> 1 year <= 2 years	—	5.4	10.2	9.8	13.6
> 2 years <= 3 years	—	—	—	8.1	—
> 3 years	—	—	—	13.8	13.9
Sub-total	—	5.4	10.2	36.5	36.5

Total	$15.6	$27.8	$37.9	$113.6	$163.3
At June 30, 2021, we held no fixed maturity securities with a gross unrealized loss greater than $10.0 million.

We had no individual realized investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the second quarter or first six months of 2021. We had no individual realized investment losses of $10.0 million or greater from sales of fixed maturity securities in the second quarter or first six months of 2020.

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

As of June 30, 2021, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $2,881.6 million and $3,152.6 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,387.1 million and $2,432.1 million at June 30, 2021 and December 31, 2020, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $11.4 million and $13.1 million at June 30, 2021 and December 31, 2020, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. We held no impaired mortgage loans at June 30, 2021 or December 31, 2020. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $858.2 million and $747.5 million at June 30, 2021 and December 31, 2020, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's net asset value (NAV) and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $51.9 million and $87.8 million for the partnerships in the second quarter and first six months of 2021, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $710.1 million of commitments for additional investments in the partnerships at June 30, 2021 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward-starting interest rate swaps, options on forward-starting interest rate swaps and U.S. Treasury rates, current and forward-starting currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $1.3 million at June 30, 2021. We held $16.1 million of net cash collateral from our counterparties at June 30, 2021. The carrying value of fixed maturity securities posted as collateral to our counterparties was $41.5 million at June 30, 2021. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $20.0 million and $20.8 million on a fair value basis at June 30, 2021 and December 31, 2020, respectively.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed.  As of June 30, 2021, Unum Group and our intermediate holding companies had available holding company liquidity of $1,717 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, and asset-backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. During the first six months of 2021, we did not have an open share repurchase program and did not repurchase any shares. See Note 10 of the "Notes to Consolidated Financial Statements" contained within Item 1.

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

As of June 30, 2021, we have borrowed $286.6 million of funds through our memberships with the regional FHLBs and those funds are used for the purpose of investing in either short-term investments or fixed maturity securities and have additional borrowing capacity of approximately $906 million that can be utilized for liquidity if the need arises. Additionally, we have access to an unsecured revolving credit facility that allows us to borrow up to a total of $500 million. There are currently no outstanding borrowings on this facility, but we remain in compliance with required covenants should we choose to borrow in the future. We have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

Closed Block Individual Disability Reinsurance Transaction

In December 2020, we completed the first phase of a reinsurance transaction, pursuant to which Provident, Paul Revere, and Unum America, wholly-owned domestic insurance subsidiaries of Unum Group and collectively referred to as "the ceding companies", each entered into separate reinsurance agreements with Commonwealth Annuity and Life Insurance Company (Commonwealth), to reinsure on a coinsurance basis effective as of July 1, 2020, approximately 75 percent of the Closed Block individual disability business, primarily direct business written by the ceding companies. In March 2021, we completed the second phase of the reinsurance transaction, pursuant to which the ceding companies and Commonwealth amended and restated their respective reinsurance agreements to reinsure on a coinsurance and modified coinsurance basis effective as of January 1, 2021, a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business previously assumed by the ceding companies. Commonwealth established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreements.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at June 30, 2021 are in line with our expectations and are significantly above the level that would require state regulatory action.

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

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the

U.K. Unum Limited is subject to the requirements of Solvency II, a European Union (EU) directive that is part of retained UK law pursuant to the European Union (Withdrawal) Act 2018, which prescribes capital requirements and risk management standards for the European insurance industry. Our U.K. holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum UK Solvency II Group), which includes Unum Limited, are subject to group supervision under Solvency II. The Unum UK Solvency II Group received approval from the U.K. Prudential Regulation Authority to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime continues to be implemented. In connection with the recent exit from the EU, the U.K. government is reviewing the regulatory framework of financial services companies, which may result in changes to U.K. regulatory capital or U.K. tax regulations. Recent economic conditions have caused volatility in our solvency ratios used to monitor capital adequacy.

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

Funding for Employee Benefit Plans

During the six months ended June 30, 2021, we made contributions of $34.7 million and £1.8 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $32 million and £2 million during the remainder of 2021. We made no contributions to our U.S. and U.K. qualified defined benefit pension plans during the six months ended June 30, 2021. We do not expect to make any further contributions to either plan during 2021. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

Our long-term debt balance at June 30, 2021 was $3,441.4 million, net of deferred debt issuance costs of $35.4 million, and consisted primarily of unsecured senior notes and junior subordinated debt securities.

In June 2021, we issued $600.0 of 4.125% senior notes due 2051. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

Also in June 2021, we purchased and retired $500.0 million aggregate principal amount of our 4.500% senior notes due 2025, for which we incurred costs of $67.3 million related to the early retirement of debt.

We have a credit facility that is under a five-year agreement and is effective through April 2024. The terms of this agreement provide for a borrowing capacity of $500.0 million with an option to be increased up to $700.0 million. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At June 30, 2021, letters of credit totaling $0.4 million had been issued from this credit facility, but there were no borrowed amounts outstanding.

In July 2021, we terminated our three-year, $100.0 million unsecured revolving credit facility, which was originally set to expire in April 2022. There were no letters of credit issued from the credit facility and there were no borrowed amounts outstanding at the time of termination. Also in July 2021, we entered into a new five-year, £75 million unsecured standby letter of credit facility with the same syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75 million until its scheduled expiration in July 2026. No amounts have been drawn on the letter of credit. If drawings are made in the future, we may elect to borrow such amounts from the lenders pursuant to term loans made under the credit facility. Borrowings under the credit facility are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowings at an interest rate based either on the prime rate or federal funds rate.

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

Commitments

At June 30, 2021, we had unfunded unconditional commitments of $0.7 million to fund tax credit partnership investments and $12.6 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $148.6 million to fund certain investments in private placement fixed maturity securities and $710.1 million to fund certain private equity partnerships. As of June 30, 2021, we had $58.5 million of commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020. During the first six months of 2021, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of June 30, 2021, we held $108.5 million of cash collateral from securities lending agreements. The average cash collateral balance during the first six months of 2021 was $57.1 million, and the maximum amount outstanding at any month end was $108.5 million. As of June 30, 2021, we held $130.8 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first six months of 2021 was $168.5 million, and the maximum amount outstanding at any month end was $186.9 million.

To manage our cash position more efficiently, we may enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no repurchase agreements outstanding at June 30, 2021, nor did we utilize any repurchase agreements during the first six months of 2021. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of June 30, 2021, we owned $26.1 million of FHLB common stock and had outstanding advances of $286.6 million from the regional FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Six Months Ended June 30
	2021	2020
Net Cash Provided by Operating Activities	$544.2	$852.4
Net Cash Used by Investing Activities	(506.7)	(1,090.7)
Net Cash Provided (Used) by Financing Activities	(111.4)	319.8
Net Change in Cash and Bank Deposits	$(73.9)	$81.5

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

Included in the change in insurance reserves and liabilities and net realized investment (gain) loss to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for the first six months of 2021 were the impacts of the second phase of the Closed Block individual disability reinsurance transaction that occurred during the first quarter of 2021. Also included in operating cash flows for the first six months of 2021 was $456.8 million of cash paid to the reinsurer related to the second phase of the Closed Block individual disability reinsurance transaction. See Note 12 of the "Notes to Consolidated Financial Statements" for additional information on the Closed Block individual disability reinsurance transaction.

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

In June 2021, we issued $600.0 million of 4.125% senior notes due 2051 and received total proceeds of $588.1 million.

Also in June 2021, we purchased and retired $500.0 million aggregate principal amount of our 4.500% senior notes due 2025, for which we paid an additional $62.8 million in cash associated with the early retirement of this debt. We had issued the $500.0 million 4.500% senior notes in May 2020 and had received total proceeds of $494.1 million.

During the first six months of 2020, we made principal payments of $30.0 million on our senior secured non-recourse notes issued by Northwind Holdings.

During the first six months of 2021 and 2020 we paid dividends of $116.7 million and $115.8 million, respectively, to holders of Unum Group's common stock.

Included in financing cash flows during the first six months of 2021 was $17.9 million of cash received related to the ALR cohort volatility agreement with Commonwealth.

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

	AM Best	Fitch	Moody's	S&P
Outlook	Stable	Stable	Negative	Stable

Issuer Credit Ratings	bbb	BBB-	Baa3	BBB

Financial Strength Ratings
Provident Life and Accident Insurance Company	A	A-	A3	A
Provident Life and Casualty Insurance Company	A	A-	NR	NR
Unum Life Insurance Company of America	A	A-	A3	A
First Unum Life Insurance Company	A	A-	A3	A
Colonial Life & Accident Insurance Company	A	A-	A3	A
The Paul Revere Life Insurance Company	A	A-	A3	A
Starmount Life Insurance Company	A	NR	NR	NR
Unum Insurance Company	A-	A-	A3	NR
Unum Limited	NR	NR	NR	A-

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

On April 8, 2021, Fitch affirmed their financial strength ratings for our domestic insurance subsidiaries and their issuer credit ratings on our senior debt obligations. In addition, Fitch revised their outlook to stable from negative, citing a favorable outlook compared to original COVID-19 expectations, earnings and capital metrics stability, and manageable credit losses.

On June 10, 2021, AM Best upgraded their financial strength rating on Starmount Life Insurance Company from A- to A, reflecting the strategic importance of dental and vision products for Unum Group, and also affirmed their financial strength rating for our other domestic insurance subsidiaries as well as their issuer credit ratings on our senior debt obligations. In addition, AM Best revised their outlook to stable from negative, citing an easing of balance sheet pressure due to improving COVID-19 related economic conditions, and favorable profitability trends that are expected to continue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2020. During the first six months of 2021, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2021.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. During the second quarter of 2021, we did not have an open share repurchase program and did not repurchase any shares.

ITEM 6. EXHIBITS

Index to Exhibits

(4.1)	Form of 4.125% Senior Notes due 2051 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on June 14, 2021).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: August 4, 2021	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: August 4, 2021	By:	/s/ Cherie A. Pashley
Cherie A. Pashley
Senior Vice President, Chief Accounting Officer