Form 10-Q
period 2021-09-30
Unum Group
filed 2021-11-03
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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

204,453,307 shares of the registrant's common stock were outstanding as of November 1, 2021.

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
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $37,355.0; $36,546.5; allowance for credit losses of $—; $6.8)	$43,628.3	$44,137.3
Mortgage Loans (net of allowance for credit losses of $11.3; $13.1)	2,499.4	2,432.1
Policy Loans	3,691.4	3,683.9
Other Long-term Investments	1,124.5	960.2
Short-term Investments	1,472.7	1,470.0
Total Investments	52,416.3	52,683.5

Other Assets
Cash and Bank Deposits	121.7	197.0
Accounts and Premiums Receivable (net of allowance for credit losses of $32.6; $38.8)	1,545.9	1,519.3
Reinsurance Recoverable (net of allowance for credit losses of $2.3; $11.7)	11,105.8	10,666.0
Accrued Investment Income	598.2	611.4
Deferred Acquisition Costs	2,231.5	2,272.6
Goodwill	352.1	353.0
Property and Equipment	462.5	498.0
Income Tax Receivable	—	72.7
Other Assets	1,763.9	1,752.3

Total Assets	$70,597.9	$70,625.8

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	September 30	December 31
	2021	2020
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,920.4	$1,855.4
Reserves for Future Policy and Contract Benefits	48,475.7	49,653.0
Unearned Premiums	414.3	349.3
Other Policyholders’ Funds	1,763.1	1,663.9
Income Tax Payable	40.7	—
Deferred Income Tax	424.8	416.1
Long-term Debt	3,441.4	3,345.7
Other Liabilities	2,999.3	2,471.4

Total Liabilities	59,479.7	59,754.8

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 307,282,297 and 306,566,572 shares	30.7	30.7
Additional Paid-in Capital	2,398.5	2,376.2
Accumulated Other Comprehensive Income	113.9	374.2
Retained Earnings	11,754.8	11,269.6
Treasury Stock - at cost: 102,876,514 shares	(3,179.7)	(3,179.7)

Total Stockholders' Equity	11,118.2	10,871.0

Total Liabilities and Stockholders' Equity	$70,597.9	$70,625.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,353.7	$2,318.1	$7,106.4	$7,058.2
Net Investment Income	550.2	613.2	1,662.4	1,767.2
Net Realized Investment Gain (Loss)	(0.1)	4.4	85.4	(105.8)
Other Income	65.9	60.6	180.5	169.0
Total Revenue	2,969.7	2,996.3	9,034.7	8,888.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,753.9	1,888.6	5,659.2	5,626.2
Commissions	258.3	258.3	777.9	810.5
Interest and Debt Expense	44.7	49.4	134.4	142.6
Cost Related to Early Retirement of Debt	—	—	67.3	—
Deferral of Acquisition Costs	(128.6)	(134.9)	(388.9)	(446.8)
Amortization of Deferred Acquisition Costs	138.4	149.7	440.8	466.6
Compensation Expense	241.6	253.3	725.9	726.0
Other Expenses	251.5	232.3	746.8	724.2
Total Benefits and Expenses	2,559.8	2,696.7	8,163.4	8,049.3

Income Before Income Tax	409.9	299.6	871.3	839.3

Income Tax Expense
Current	46.5	45.1	164.4	173.3
Deferred	34.8	23.4	42.4	8.4
Total Income Tax Expense	81.3	68.5	206.8	181.7

Net Income	$328.6	$231.1	$664.5	$657.6

Net Income Per Common Share
Basic	$1.61	$1.13	$3.25	$3.23
Assuming Dilution	$1.60	$1.13	$3.24	$3.23

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in millions of dollars)
Net Income	$328.6	$231.1	$664.5	$657.6

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $(69.0); $126.6; $(276.3); $344.0)	(260.8)	481.4	(1,048.0)	1,322.4
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $49.5; $(89.9); $215.5; $(219.7))	185.4	(340.0)	816.3	(833.8)
Change in Net Gain on Hedges (net of tax benefit of $2.2; $6.7; $7.6; $7.2)	(8.0)	(27.5)	(28.3)	(29.1)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $1.8; $(1.9); $3.4; $(1.1))	(30.5)	34.5	(13.9)	(32.1)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.8; $0.4; $4.2; $3.4)	5.7	2.0	13.6	12.9
Total Other Comprehensive Income (Loss)	(108.2)	150.4	(260.3)	440.3

Comprehensive Income	$220.4	$381.5	$404.2	$1,097.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in millions of dollars)
Common Stock
Balance at Beginning of Period	$30.7	$30.6	$30.7	$30.6
Common Stock Activity	—	0.1	—	0.1
Balance at End of Period	30.7	30.7	30.7	30.7

Additional Paid-in Capital
Balance at Beginning of Period	2,386.8	2,364.1	2,376.2	2,348.1
Common Stock Activity	11.7	7.2	22.3	23.2
Balance at End of Period	2,398.5	2,371.3	2,398.5	2,371.3

Accumulated Other Comprehensive Income
Balance at Beginning of Period	222.1	327.2	374.2	37.3
Other Comprehensive Income (Loss)	(108.2)	150.4	(260.3)	440.3
Balance at End of Period	113.9	477.6	113.9	477.6

Retained Earnings
Balance at Beginning of Period	11,487.6	11,019.2	11,269.6	10,728.7
Adjustment to Adopt Accounting Standard Update - Note 2	—	—	—	(18.9)
Balance at Beginning of Period, as Adjusted	11,487.6	11,019.2	11,269.6	10,709.8
Net Income	328.6	231.1	664.5	657.6
Dividends to Stockholders (per common share: $0.300; $0.285; $0.870; $0.855)	(61.4)	(58.0)	(179.3)	(175.1)
Balance at End of Period	11,754.8	11,192.3	11,754.8	11,192.3

Treasury Stock
Balance at Beginning and End of Period	(3,179.7)	(3,179.7)	(3,179.7)	(3,179.7)

Total Stockholders' Equity at End of Period	$11,118.2	$10,892.2	$11,118.2	$10,892.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2021	2020
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$664.5	$657.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	427.2	163.2
Change in Deferred Acquisition Costs	51.9	19.8
Change in Insurance Reserves and Liabilities	223.7	129.2
Change in Income Taxes	205.0	162.0
Change in Other Accrued Liabilities	(64.2)	(1.5)
Non-cash Components of Net Investment Income	(175.8)	(111.3)
Net Realized Investment (Gain) Loss	(85.4)	105.8
Depreciation	90.0	85.6
Cash Related to Reinsurance Agreement	(456.8)	—
Amortization of the Cost of Reinsurance	59.4	—
Other, Net	59.8	68.4
Net Cash Provided by Operating Activities	999.3	1,278.8

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	322.3	499.7
Proceeds from Maturities of Fixed Maturity Securities	1,976.6	1,594.2
Proceeds from Sales and Maturities of Other Investments	273.8	163.9
Purchases of Fixed Maturity Securities	(3,123.5)	(2,229.5)
Purchases of Other Investments	(389.3)	(289.6)
Net Sales (Purchases) of Short-term Investments	67.1	(769.8)
Net Increase in Payables for Collateral on Investments	50.0	40.5
Net Purchases of Property and Equipment	(82.4)	(99.5)
Other, Net	(0.4)	—
Net Cash Used by Investing Activities	(905.8)	(1,090.1)

Cash Flows from Financing Activities
Short-term Debt Repayment	—	(400.0)
Issuance of Long-term Debt	588.1	494.1
Long-term Debt Repayment	(500.0)	(45.0)
Cost Related to Early Retirement of Debt	(62.8)	—
Issuance of Common Stock	2.3	3.3
Dividends Paid to Stockholders	(178.0)	(173.8)
Cash Received Related to Active Life Volatility Cover Agreement	40.4	—
Other, Net	(58.8)	(47.6)
Net Cash Used by Financing Activities	(168.8)	(169.0)

Net Increase (Decrease) in Cash and Bank Deposits	(75.3)	19.7

Cash and Bank Deposits at Beginning of Year	197.0	84.1

Cash and Bank Deposits at End of Period	$121.7	$103.8

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2021
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
Unum Group and Subsidiaries
September 30, 2021
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 944 "Financial Services - Insurance"	This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income. These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. The update also requires that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in other comprehensive income. This update also changes the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations but are no longer subject to an impairment test. Significant additional disclosures will also be required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. The application of this guidance will vary based upon the specific requirements of the update but will generally result in either a modified retrospective or full retrospective approach with changes applied as of the beginning of the earliest period presented. Early adoption is permitted.	January 1, 2023	We will adopt this update effective January 1, 2023 using the modified retrospective approach with changes applied as of the beginning of the earliest period presented or January 1, 2021, also referred to as the transition date. We are continuing to evaluate the effects of implementing this update. We expect that the most significant impact at the transition date will be the requirement to update the discount rate assumption to reflect an upper-medium grade fixed-income instrument, which will be generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities and will result in a material decrease to accumulated other comprehensive income within our total stockholders’ equity balance. After the transition date, we will be required to update the discount rate each subsequent reporting period with changes recorded in other comprehensive income (OCI) and expect that this could have a material impact on OCI. We also expect that the adoption will have a material impact on our results of operations and will significantly expand our disclosures. We do not have products with market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
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
September 30, 2021
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

Fixed Maturity and Equity Securities

We use observable and unobservable inputs in measuring the fair value of our fixed maturity and equity securities. For securities categorized as Level 1, fair values equal active Trade Reporting and Compliance Engine (TRACE) pricing or unadjusted market maker prices. For securities categorized as Level 2 or Level 3, inputs that may be used in valuing each class of securities at any given time period are disclosed below. Actual inputs used to determine fair values will vary for each reporting period depending on the availability of inputs which may, at times, be affected by the lack of market liquidity.

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
September 30, 2021
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
Unum Group and Subsidiaries
September 30, 2021
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
September 30, 2021
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

At September 30, 2021, approximately 23.6 percent of our fixed maturity securities were valued using active trades from TRACE pricing or market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 76.4 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•60.6 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•10.8 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•5.0 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

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
September 30, 2021
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

The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		September 30, 2021
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$235.6	Not redeemable	$158.9
		34.0	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	17.1
Total Private Credit		269.6		176.0

Private Equity	(b)	319.7	Not redeemable	298.6
		15.0	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	29.1
Total Private Equity		334.7		327.7

Real Assets	(c)	241.6	Not redeemable	275.6
		57.3	Quarterly / 90 days notice	—
Total Real Assets		298.9		275.6

Total Partnerships		$903.2		$779.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
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

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of September 30, 2021, the estimated remaining life of the investments that do not allow for redemptions is approximately 32 percent in the next 3 years, 49 percent during the period from 3 to 5 years, 17 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of September 30, 2021, the estimated remaining life of the investments that do not allow for redemptions is approximately 16 percent in the next 3 years, 34 percent during the period from 3 to 5 years, 48 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of September 30, 2021, the estimated remaining life of the investments that do not allow for redemptions is approximately 9 percent in the next 3 years, 32 percent during period from 3 to 5 years, 58 percent during the period from 5 to 10 years, and 1 percent during the period from 10 to 15 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 3 - Fair Values of Financial Instruments - Continued
accordance with our accounting policy.

The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used. Certain prior year amounts were reclassified to conform to current year presentation.

	September 30, 2021
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$101.5	$475.4	$—	$—	$576.9
States, Municipalities, and Political Subdivisions	84.8	4,502.6	—	—	4,587.4
Foreign Governments	—	1,140.0	21.1	—	1,161.1
Public Utilities	761.6	5,723.2	44.6	—	6,529.4
Mortgage/Asset-Backed Securities	—	655.7	33.9	—	689.6
All Other Corporate Bonds	9,336.1	20,129.1	614.6	—	30,079.8
Redeemable Preferred Stocks	—	4.1	—	—	4.1
Total Fixed Maturity Securities	10,284.0	32,630.1	714.2	—	43,628.3

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	30.5	—	—	30.5
Total Derivatives	—	30.5	—	—	30.5
Perpetual Preferred Equity Securities	17.5	10.1	5.6	—	33.2
Private Equity Partnerships	—	—	—	903.2	903.2
Total Other Long-term Investments	17.5	40.6	5.6	903.2	966.9
Total Financial Instrument Assets Carried at Fair Value	$10,301.5	$32,670.7	$719.8	$903.2	$44,595.2

Liabilities
Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$35.4	$—	$—	$35.4
Embedded Derivative in Modified Coinsurance Arrangement	—	—	18.6	—	18.6
Total Derivatives	—	35.4	18.6	—	54.0
Total Financial Instrument Liabilities Carried at Fair Value	$—	$35.4	$18.6	$—	$54.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2020
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$709.8	$—	$—	$709.8
States, Municipalities, and Political Subdivisions	—	4,245.7	15.5	—	4,261.2
Foreign Governments	—	1,146.4	21.8	—	1,168.2
Public Utilities	131.9	6,644.7	185.7	—	6,962.3
Mortgage/Asset-Backed Securities	—	1,026.4	81.3	—	1,107.7
All Other Corporate Bonds	4,089.4	24,886.1	943.1	—	29,918.6
Redeemable Preferred Stocks	—	9.5	—	—	9.5
Total Fixed Maturity Securities	4,221.3	38,668.6	1,247.4	—	44,137.3

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	19.7	—	—	19.7
Credit Default Swaps	—	0.1	—	—	0.1
Total Derivatives	—	19.8	—	—	19.8
Perpetual Preferred Equity Securities	8.4	15.2	4.7	—	28.3
Private Equity Partnerships	—	—	—	747.5	747.5
Total Other Long-term Investments	8.4	35.0	4.7	747.5	795.6
Total Financial Instrument Assets Carried at Fair Value	$4,229.7	$38,703.6	$1,252.1	$747.5	$44,932.9

Liabilities
Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$59.7	$—	$—	$59.7
Embedded Derivative in Modified Coinsurance Arrangement	—	—	39.8	—	39.8
Total Derivatives	—	59.7	39.8	—	99.5
Total Financial Instrument Liabilities Carried at Fair Value	$—	$59.7	$39.8	$—	$99.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 3 - Fair Values of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2021
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI[1]	Purchases	Sales	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Foreign Governments	$21.5	$—	$(0.4)	$—	$—	$—	$—	$21.1	$(0.3)	$—
Public Utilities	104.5	—	(0.4)	—	—	—	(59.5)	44.6	(0.4)	—
Mortgage/Asset-Backed Securities	14.9	—	(17.1)	—	(2.0)	48.3	(10.2)	33.9	(17.1)	—
All Other Corporate Bonds	401.0	—	(6.0)	50.0	(4.4)	256.0	(82.0)	614.6	(6.0)	—
Total Fixed Maturity Securities	541.9	—	(23.9)	50.0	(6.4)	304.3	(151.7)	714.2	(23.8)	—

Perpetual Preferred Equity Securities	5.5	0.1	—	—	—	—	—	5.6	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	(21.2)	2.6	—	—	—	—	—	(18.6)	—	2.6

1 Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 3 - Fair Values of Financial Instruments - Continued

	Three Months Ended September 30, 2020
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI[1]	Purchases	Sales	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$13.8	$—	$0.6	$—	$—	$—	$—	$14.4	$0.1	$—
Foreign Governments	22.0	—	(0.3)	—	—	—	—	21.7	(0.2)	—
Public Utilities	309.2	—	2.8	—	—	128.1	(78.3)	361.8	2.9	—
Mortgage/Asset-Backed Securities	174.3	—	(1.0)	—	—	—	(85.5)	87.8	(0.9)	—
All Other Corporate Bonds	546.5	—	11.4	60.0	(1.0)	208.3	(124.8)	700.4	10.2	—
Total Fixed Maturity Securities	1,065.8	—	13.5	60.0	(1.0)	336.4	(288.6)	1,186.1	12.1	—

Perpetual Preferred Equity Securities	4.5	0.1	—	—	—	—	—	4.6	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	(67.8)	14.1	—	—	—	—	—	(53.7)	—	14.1

1 Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 3 - Fair Values of Financial Instruments - Continued

	Nine Months Ended September 30, 2021
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI[1]	Purchases	Sales	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$15.5	$—	$—	$—	$—	$—	$(15.5)	$—	$—	$—
Foreign Governments	21.8	—	(0.7)	—	—	—	—	21.1	(0.7)	—
Public Utilities	185.7	—	(2.3)	—	(21.3)	36.0	(153.5)	44.6	(2.3)	—
Mortgage/Asset-Backed Securities	81.3	—	(37.2)	—	(62.0)	62.1	(10.3)	33.9	(37.2)	—
All Other Corporate Bonds	943.1	—	(19.7)	133.9	(17.4)	47.5	(472.8)	614.6	(19.7)	—
Total Fixed Maturity Securities	1,247.4	—	(59.9)	133.9	(100.7)	145.6	(652.1)	714.2	(59.9)	—

Perpetual Preferred Equity Securities	4.7	0.1	—	0.8	—	—	—	5.6	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	(39.8)	21.2	—	—	—	—	—	(18.6)	—	21.2

1 Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
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
September 30, 2021
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

	September 30, 2021
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$79.8	Market Approach	Lack of Marketability Volatility of Credit	(a) (b)	0.02% -0.96% / 0.29% 6.06% - 6.06% / 6.06%
Perpetual Preferred Equity Securities	5.6	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(18.6)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 0.6%

	December 31, 2020
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$45.7	Market Approach	Volatility of Credit	(b)	0.50% - 24.90% / 3.63%
Perpetual Preferred Equity Securities	4.7	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(39.8)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 1.0%

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

Other than market convention, the impact of isolated decreases in unobservable inputs will result in a higher estimated fair value, where as isolated increases in unobservable inputs will result in a lower estimated fair value. The unobservable input for market convention is not sensitive to input movements. The projected liability cash flows used in the fair value measurement of our Level 3 embedded derivative are based on expected claim payments. If claim payments increase, the projected liability cash flows will increase, resulting in a decrease in the fair value of the embedded derivative. Decreases in projected liability cash flows will result in an increase in the fair value of the embedded derivative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,403.1 million and $3,390.6 million as of September 30, 2021 and December 31, 2020, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
September 30, 2021
Note 3 - Fair Values of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	September 30, 2021
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,600.5	$—	$2,600.5	$2,499.4
Policy Loans	—	—	3,835.2	3,835.2	3,691.4
Other Long-term Investments
Miscellaneous Long-term Investments	—	23.8	14.3	38.1	38.1
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,624.3	$3,849.5	$6,473.8	$6,228.9

Liabilities
Long-term Debt	$2,929.5	$976.8	$—	$3,906.3	$3,441.4
Payable for Collateral on Federal Home Loan Bank (FHLB) Funding Agreements	—	261.0	—	261.0	261.0
Other Liabilities
Unfunded Commitments	—	0.7	—	0.7	0.7
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,929.5	$1,238.5	$—	$4,168.0	$3,703.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 4 - Investments
Fixed Maturity Securities

At September 30, 2021 and December 31, 2020, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	September 30, 2021
	Amortized Cost	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$458.3	$—	$118.6	$—	$576.9
States, Municipalities, and Political Subdivisions	4,022.6	—	577.3	12.5	4,587.4
Foreign Governments	939.9	—	228.4	7.2	1,161.1
Public Utilities	5,334.0	—	1,206.2	10.8	6,529.4
Mortgage/Asset-Backed Securities	628.5	—	61.2	0.1	689.6
All Other Corporate Bonds	25,967.7	—	4,168.2	56.1	30,079.8
Redeemable Preferred Stocks	4.0	—	0.1	—	4.1
Total Fixed Maturity Securities	$37,355.0	$—	$6,360.0	$86.7	$43,628.3

	December 31, 2020
	Amortized Cost	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$559.0	$—	$150.8	$—	$709.8
States, Municipalities, and Political Subdivisions	3,609.9	—	652.8	1.5	4,261.2
Foreign Governments	902.9	—	266.5	1.2	1,168.2
Public Utilities	5,486.4	—	1,481.9	6.0	6,962.3
Mortgage/Asset-Backed Securities	1,019.9	—	88.0	0.2	1,107.7
All Other Corporate Bonds	24,958.8	6.8	5,013.5	46.9	29,918.6
Redeemable Preferred Stocks	9.6	—	—	0.1	9.5
Total Fixed Maturity Securities	$36,546.5	$6.8	$7,653.5	$55.9	$44,137.3

(1) Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	September 30, 2021
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$5.0	$—	$—	$—
States, Municipalities, and Political Subdivisions	630.7	12.5	0.5	—
Foreign Governments	100.0	5.6	10.9	1.6
Public Utilities	285.4	10.8	—	—
Mortgage/Asset-Backed Securities	0.5	0.1	0.1	—
All Other Corporate Bonds	1,880.1	46.2	153.5	9.9
Total Fixed Maturity Securities	$2,901.7	$75.2	$165.0	$11.5

	December 31, 2020
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
States, Municipalities, and Political Subdivisions	$133.4	$1.5	$0.1	$—
Foreign Governments	20.3	1.2	—	—
Public Utilities	76.3	3.7	25.4	2.3
Mortgage/Asset-Backed Securities	3.0	0.1	3.1	0.1
All Other Corporate Bonds	520.4	22.4	113.5	24.5
Redeemable Preferred Stocks	9.5	0.1	—	—
Total Fixed Maturity Securities	$762.9	$29.0	$142.1	$26.9

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	September 30, 2021
	Amortized Cost, Net of ACL	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$782.9	$16.5	$791.3	$0.8	$7.3
Over 1 year through 5 years	6,676.6	623.0	7,182.9	5.1	111.6
Over 5 years through 10 years	10,604.3	1,583.2	11,445.9	13.5	728.1
Over 10 years	18,662.7	4,076.1	20,452.5	67.2	2,219.1
	36,726.5	6,298.8	39,872.6	86.6	3,066.1
Mortgage/Asset-Backed Securities	628.5	61.2	689.0	0.1	0.6
Total Fixed Maturity Securities	$37,355.0	$6,360.0	$40,561.6	$86.7	$3,066.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
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

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of September 30, 2021:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$40,536.1	$6,082.0	$74.6	86.0%
Below-Investment-Grade	3,092.2	278.0	12.1	14.0
Total Fixed Maturity Securities	$43,628.3	$6,360.0	$86.7	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2021, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

As of September 30, 2021, we held 211 individual investment-grade fixed maturity securities and 19 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 6 investment-grade fixed maturity securities and 7 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
September 30, 2021
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

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, all of which are classified as "all other corporate bonds" in the preceding tables:

	Three Months Ended September 30
	2021	2020
	(in millions of dollars)
Balance, beginning of period	$—	$29.8
Change in allowance due to change in intent to hold securities to maturity	—	(16.9)
Change in allowance on securities with allowance recorded in previous period	—	(0.4)
Balance, end of period	$—	$12.5

	Nine Months Ended September 30
	2021	2020
	(in millions of dollars)
Balance, beginning of period	$6.8	$—
Credit losses on securities for which credit losses were not previously recorded	—	55.6
Change in allowance due to change in intent to hold securities to maturity	—	(37.7)
Change in allowance on securities with allowance recorded in previous period	0.5	(5.4)
Change in allowance on securities sold during the period	(7.3)	—
Balance, end of period	$—	$12.5

At September 30, 2021, we had commitments of $99.0 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 4 - Investments - Continued

As of September 30, 2021, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $917.3 million, comprised of $14.1 million of tax credit partnerships and $903.2 million of private equity partnerships. At December 31, 2020, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $776.8 million, comprised of $29.3 million of tax credit partnerships and $747.5 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in millions of dollars)
Income Tax Credits	$5.1	$8.3	$15.9	$24.9
Amortization, Net of Tax	(4.0)	(5.4)	(11.4)	(16.4)
Income Tax Benefit	$1.1	$2.9	$4.5	$8.5

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $0.7 million of unfunded unconditional commitments at September 30, 2021. See Note 3 for commitments to fund private equity partnerships.

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

We carry our mortgage loans at amortized cost less the allowance for expected credit losses. The amortized cost of our mortgage loans was $2,510.7 million and $2,445.2 million at September 30, 2021 and December 31, 2020, respectively. The allowance for expected credit losses was $11.3 million and $13.1 million at September 30, 2021 and December 31, 2020, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $8.2 million and $8.0 million at September 30, 2021 and December 31, 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	September 30, 2021		December 31, 2020
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$715.8	28.6%	$638.0	26.2%
Industrial	740.2	29.7	654.0	26.9
Office	472.1	18.9	517.8	21.3
Retail	525.5	21.0	575.6	23.7
Other	45.8	1.8	46.7	1.9
Total	$2,499.4	100.0%	$2,432.1	100.0%

Region
New England	$55.4	2.2%	$40.0	1.6%
Mid-Atlantic	196.4	7.9	202.5	8.2
East North Central	315.2	12.6	330.4	13.6
West North Central	190.6	7.6	196.1	8.1
South Atlantic	570.1	22.8	512.0	21.1
East South Central	113.6	4.5	110.0	4.5
West South Central	245.1	9.9	257.4	10.6
Mountain	278.1	11.1	268.8	11.1
Pacific	534.9	21.4	514.9	21.2
Total	$2,499.4	100.0%	$2,432.1	100.0%

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
September 30, 2021
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

The primary market factors that we consider in our forecast of future market conditions are gross domestic product, unemployment rates, interest rates, inflation, commercial real estate values, household income, and retail sales. We also forecast certain loan specific factors such as growth in the fair value and net operating income of collateral by property type. We include our estimate of these factors over a two-year period and for the remainder of the loans’ estimated lives, adjusted for estimated prepayments. Past the two-year forecast period, we revert to the historical assumptions ratably by the end of the fifth year of the loan after which we utilize only historical assumptions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable credit quality indicators:

	September 30, 2021		December 31, 2020
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Rating
AA	$3.3	0.1%	$3.5	0.1%
A	487.3	19.5	510.0	21.0
BBB	1,967.0	78.7	1,863.0	76.6
BB	26.3	1.1	39.4	1.6
B	15.5	0.6	16.2	0.7
Total	$2,499.4	100.0%	$2,432.1	100.0%

Loan-to-Value Ratio
<= 65%	$1,256.7	50.3%	$1,189.4	48.9%
> 65% <= 75%	1,048.2	41.9	1,000.3	41.1
> 75% <= 85%	156.4	6.3	155.8	6.4
> 85%	38.1	1.5	86.6	3.6
Total	$2,499.4	100.0%	$2,432.1	100.0%

The following table presents the amortized cost of our mortgage loans by year of origination and credit quality indicators at September 30, 2021:

	Prior to 2017	2017	2018	2019	2020	2021	Total
	(in millions of dollars)
Internal Rating
AA	$3.3	$—	$—	$—	$—	$—	$3.3
A	331.1	59.8	63.6	16.1	17.7	—	488.3
BBB	681.0	237.6	322.8	346.7	164.0	225.0	1,977.1
BB	16.3	10.2	—	—	—	—	26.5
B	15.5	—	—	—	—	—	15.5
Total Amortized Cost	1,047.2	307.6	386.4	362.8	181.7	225.0	2,510.7
Allowance for credit losses	(3.6)	(1.9)	(2.1)	(2.0)	(1.0)	(0.7)	(11.3)
Carrying Amount	$1,043.6	$305.7	$384.3	$360.8	$180.7	$224.3	$2,499.4

Loan-to-Value Ratio
<=65%	$810.6	$139.4	$110.3	$81.2	$54.6	$63.8	$1,259.9
>65<=75%	110.8	103.7	270.0	281.6	127.1	161.2	1,054.4
>75%<=85%	110.3	47.5	—	—	—	—	157.8
>85%	15.5	17.0	6.1	—	—	—	38.6
Total Amortized Cost	1,047.2	307.6	386.4	362.8	181.7	225.0	2,510.7
Allowance for credit losses	(3.6)	(1.9)	(2.1)	(2.0)	(1.0)	(0.7)	(11.3)
Carrying Amount	$1,043.6	$305.7	$384.3	$360.8	$180.7	$224.3	$2,499.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 4 - Investments - Continued
The following table presents a roll-forward of allowance for expected credit losses by loan-to-value ratio:

	Three Months Ended September 30, 2021
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$3.2	$—	$—	$—	$3.2
>65<=75%	6.2	—	—	—	6.2
>75%<=85%	1.5	(0.1)	—	—	1.4
>85%	0.5	—	—	—	0.5
Total	$11.4	$(0.1)	$—	$—	$11.3

	Three Months Ended September 30, 2020
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$3.9	$—	$—	$—	$3.9
>65<=75%	7.9	1.2	—	—	9.1
>75%<=85%	1.0	(0.3)	—	—	0.7
>85%	0.4	0.5	—	—	0.9
Total	$13.2	$1.4	$—	$—	$14.6

	Nine Months Ended September 30, 2021
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$3.4	$(0.2)	$—	$—	$3.2
>65<=75%	7.3	(1.1)	—	—	6.2
>75%<=85%	1.3	0.1	—	—	1.4
>85%	1.1	(0.6)	—	—	0.5
Total	$13.1	$(1.8)	$—	$—	$11.3

	Nine Months Ended September 30, 2020
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$2.8	$1.1	$—	$—	$3.9
>65<=75%	4.6	4.5	—	—	9.1
>75%<=85%	0.5	0.2	—	—	0.7
>85%	0.4	0.5	—	—	0.9
Total	$8.3	$6.3	$—	$—	$14.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 4 - Investments - Continued
The decrease in our estimate of expected losses during the third quarter and first nine months of 2021 is primarily due to improved economic conditions and recovery from COVID-19, specifically as it relates to underlying commercial real estate values.

There were no troubled debt restructurings during the three and nine months ended September 30, 2021 and 2020. At September 30, 2021 and December 31, 2020, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the three and nine months ended September 30, 2021 or 2020.

We did not hold any impaired mortgage loans during three and nine months ended September 30, 2021, or 2020, nor did we recognize any interest income on mortgage loans subsequent to impairment.

At September 30, 2021, we had commitments of $70.5 million to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At September 30, 2021, and December 31, 2020, we had $0.2 million and $0.1 million, respectively of expected credit losses related to unfunded commitments on our consolidated balance sheets.

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

As of September 30, 2021, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $256.3 million, for which we received collateral in the form of cash and securities of $105.1 million and $160.0 million, respectively. As of December 31, 2020, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $96.6 million, for which we received collateral in the form of cash and securities of $17.6 million and $82.8 million, respectively. We had no outstanding repurchase agreements at September 30, 2021 or December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 4 - Investments - Continued
The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	September 30, 2021	December 31, 2020
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$0.2	$0.1
States, Municipalities, and Political Subdivisions	—	0.4
Public Utilities	14.3	0.3
All Other Corporate Bonds	90.6	16.8
Total Borrowings	$105.1	$17.6
Gross Amount of Recognized Liability for Securities Lending Transactions	105.1	17.6
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	September 30, 2021	December 31, 2020
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$23.8	$28.2
Advances from FHLB	$261.0	$312.2

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$940.1	$944.0
Commercial Mortgage Loans	807.7	1,072.5
Total Carrying Value of Collateral Posted to FHLB	$1,747.8	$2,016.5

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
September 30, 2021
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

	September 30, 2021
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$30.5	$—	$30.5	$(7.5)	$(22.4)	$0.6
Securities Lending	256.3	—	256.3	(151.2)	(105.1)	—
Total	$286.8	$—	$286.8	$(158.7)	$(127.5)	$0.6

Financial Liabilities:
Derivatives	$35.4	$—	$35.4	$(34.9)	$—	$0.5
Securities Lending	105.1	—	105.1	(105.1)	—	—
Total	$140.5	$—	$140.5	$(140.0)	$—	$0.5

	December 31, 2020
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$19.8	$—	$19.8	$(10.1)	$(8.7)	$1.0
Securities Lending	96.6	—	96.6	(79.0)	(17.6)	—
Total	$116.4	$—	$116.4	$(89.1)	$(26.3)	$1.0

Financial Liabilities:
Derivatives	$59.7	$—	$59.7	$(59.0)	$—	$0.7
Securities Lending	17.6	—	17.6	(17.6)	—	—
Total	$77.3	$—	$77.3	$(76.6)	$—	$0.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in millions of dollars)
Fixed Maturity Securities	$478.5	$560.8	$1,419.7	$1,643.1
Derivatives	15.2	18.7	49.1	59.6
Mortgage Loans	26.5	26.1	77.5	83.1
Policy Loans	4.9	5.1	14.7	14.9
Other Long-term Investments
Perpetual Preferred Securities[1]	0.4	(0.2)	6.0	(6.7)
Private Equity Partnerships[2]	38.3	11.3	126.1	(9.6)
Other	0.3	0.4	3.7	5.3
Short-term Investments	0.2	1.3	1.1	10.1
Gross Investment Income	564.3	623.5	1,697.9	1,799.8
Less Investment Expenses	10.8	7.2	26.1	23.3
Less Investment Income on Participation Fund Account Assets	3.3	3.1	9.4	9.3
Net Investment Income	$550.2	$613.2	$1,662.4	$1,767.2

1 The net unrealized gain (loss) recognized in net investment income for the three and nine months ended September 30, 2021 related to perpetual preferred securities still held at September 30, 2021 was $(0.2) million and $4.0 million, respectively. The net unrealized gain (loss) recognized in net investment income for the three and nine months ended September 30, 2020 related to perpetual preferred securities still held at September 30, 2020 was $(0.8) million and $(8.7) million, respectively.

2 The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2021 related to private equity partnerships still held at September 30, 2021 was $18.7 million and $77.7 million, respectively. The net unrealized gain (loss) recognized in net investment income for the three and nine months ended September 30, 2020 related to private equity partnerships still held at September 30, 2020 was $8.5 million and $(27.1) million, respectively. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 4 - Investments - Continued
Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales[1]	$1.3	$3.3	$74.9	$8.3
Gross Losses on Sales	(5.4)	(2.8)	(9.0)	(7.6)
Credit Losses	—	—	(9.3)	(59.3)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.5	0.9	5.0	1.2
Gross Losses on Sales	—	(0.2)	—	(0.4)
Impairment Loss	—	(8.4)	—	(8.4)
Credit Losses	—	(1.6)	1.6	(6.2)
Embedded Derivative in Modified Coinsurance Arrangement	2.6	14.1	21.2	(30.9)
All Other Derivatives	0.7	(0.6)	2.3	(2.3)
Foreign Currency Transactions	(0.8)	(0.3)	(1.3)	(0.2)
Net Realized Investment Gain (Loss)	$(0.1)	$4.4	$85.4	$(105.8)

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

•Forward benchmark interest rate locks are used to minimize interest rate risk associated with the anticipated purchase or disposal of fixed maturity securities or the anticipated issuance of fixed rate long-term debt. A forward benchmark interest rate lock is a derivative contract without an initial investment where we and the counterparty agree to purchase or sell a specific benchmark interest rate fixed maturity bond at a future date at a pre-determined price or yield.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
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
September 30, 2021
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. As of September 30, 2021, our credit exposure on derivatives was $0.6 million. At December 31, 2020, we had $0.7 million credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	September 30, 2021	December 31, 2020
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$22.4	$8.7
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$30.0	$54.0
Cash	2.7	—
	$32.7	$54.0

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $35.4 million and $59.7 million at September 30, 2021 and December 31, 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 5 - Derivative Financial Instruments - Continued
Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Total Return	Forwards	Total
	(in millions of dollars)
Balance at June 30, 2020	$663.1	$250.0	$10.7	$—	$7.6	$931.4
Additions	40.4	—	—	—	2.7	43.1
Terminations	3.3	250.0	—	—	—	253.3
Foreign Currency	—	—	0.4	—	—	0.4
Balance at September 30, 2020	$700.2	$—	$11.1	$—	$10.3	$721.6

Balance at December 31, 2019	$611.1	$250.0	$11.4	$—	$8.9	$881.4
Additions	92.4	—	—	—	2.7	95.1
Terminations	3.3	250.0	—	—	1.3	254.6
Foreign Currency	—	—	(0.3)	—	—	(0.3)
Balance at September 30, 2020	$700.2	$—	$11.1	$—	$10.3	$721.6

Balance at June 30, 2021	$798.3	$—	$11.9	$80.8	$28.1	$919.1
Additions	—	—	—	2.2	27.5	29.7
Terminations	10.5	—	—	—	32.1	42.6
Foreign Currency	—	—	(0.3)	—	—	(0.3)
Balance at September 30, 2021	$787.8	$—	$11.6	$83.0	$23.5	$905.9

Balance at December 31, 2020	$720.8	$—	$11.7	$—	$11.9	$744.4
Additions	87.7	—	—	83.0	322.2	492.9
Terminations	20.7	—	—	—	310.6	331.3
Foreign Currency	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2021	$787.8	$—	$11.6	$83.0	$23.5	$905.9

Cash Flow Hedges

As of September 30, 2021 and December 31, 2020, we had $189.7 million and $210.2 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

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
September 30, 2021
Note 5 - Derivative Financial Instruments - Continued
terminated interest rate swaps designated as hedging instruments of fixed maturity securities in the Closed Block individual disability product line. See Note 12 for further discussion.

As of September 30, 2021, we expect to amortize approximately $53.4 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items cannot be estimated.

As of September 30, 2021, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2051.

Fair Value Hedges

As of September 30, 2021 and December 31, 2020, we had $449.9 million and $362.4 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

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

The following table summarizes the carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$468.2	$404.5	$5.6	$24.4

For the three and nine months ended September 30, 2021, $0.4 million and $10.6 million, respectively, of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. For the three and nine months ended September 30, 2020, $10.2 million of the derivative instruments' loss and $14.1 million of the derivative instruments' gain, respectively, was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of September 30, 2021 and December 31, 2020, we held $148.2 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 5 - Derivative Financial Instruments - Continued
As of September 30, 2021 and December 31, 2020, we held $11.6 million and $11.7 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of September 30, 2021 and December 31, 2020, we held $23.5 million and $11.9 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

As of September 30, 2021, we held $83.0 million notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets. Certain prior year amounts were reclassified to conform to current year presentation.

	September 30, 2021
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Exchange Contracts	Other L-T Investments	$17.2	Other Liabilities	$6.9

Fair Value Hedges
Foreign Exchange Contracts	Other L-T Investments	12.4	Other Liabilities	5.8

Total Designated as Hedging Instruments		$29.6		$12.7

Not Designated as Hedging Instruments
Foreign Exchange Contracts	Other L-T Investments	$0.9	Other Liabilities	$22.7
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	18.6
Total Not Designated as Hedging Instruments		$0.9		$41.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 5 - Derivative Financial Instruments - Continued

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Exchange Contracts	Other L-T Investments	$16.4	Other Liabilities	$9.4

Fair Value Hedges
Foreign Exchange Contracts	Other L-T Investments	3.3	Other Liabilities	26.0

Total Designated as Hedging Instruments		$19.7		$35.4

Not Designated as Hedging Instruments
Credit Default Swaps	Other L-T Investments	$0.1	Other Liabilities	$—
Foreign Exchange Contracts	Other L-T Investments	—	Other Liabilities	24.3
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	39.8
Total Not Designated as Hedging Instruments		$0.1		$64.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30
	2021			2020
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$550.2	$(0.1)	$44.7	$613.2	$4.4	$49.4

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	63.4	0.3	7.3	72.1	—	7.3
Derivatives Designated as Hedging Instruments	14.6	0.2	0.1	18.6	—	0.4
Foreign Exchange Contracts:
Hedged items	2.9	—	—	2.4	(0.1)	—
Derivatives Designated as Hedging Instruments	0.3	(0.1)	—	0.8	0.1	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	—	—	—	0.6	2.9
Derivatives Designated as Hedging Instruments	—	—	—	—	(0.6)	(0.6)
Foreign Exchange Contracts
Hedged items	2.5	(10.4)	—	1.8	9.7	—
Derivatives Designated as Hedging Instruments	0.9	10.4	—	(0.1)	(9.7)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 5 - Derivative Financial Instruments - Continued

	Nine Months Ended September 30
	2021			2020
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$1,662.4	$85.4	$134.4	$1,767.2	$(105.8)	$142.6

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	170.2	2.7	21.9	218.1	0.1	21.9
Derivatives Designated as Hedging Instruments	46.6	2.0	0.3	57.5	0.4	1.7
Foreign Exchange Contracts:
Hedged items	10.1	—	—	8.5	(0.1)	—
Derivatives Designated as Hedging Instruments	1.2	(0.1)	—	2.1	0.1	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	—	—	—	(0.6)	10.1
Derivatives Designated as Hedging Instruments	—	—	—	—	0.6	(0.9)
Foreign Exchange Contracts
Hedged items	7.2	(18.8)	—	5.0	6.8	—
Derivatives Designated as Hedging Instruments	3.1	18.8	—	2.0	(6.8)	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$(0.2)	$—	$(0.2)	$—
Foreign Exchange Contracts	4.6	(5.6)	3.5	6.0
Total	$4.4	$(5.6)	$3.3	$6.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.1)	$(0.3)	$(0.3)	$(0.4)
Foreign Exchange Contracts	0.8	(0.3)	2.6	(1.9)
Embedded Derivative in Modified Coinsurance Arrangement	2.6	14.1	21.2	(30.9)
Total	$3.3	$13.5	$23.5	$(33.2)

Other Expenses
Total Return Swaps	$0.6	$—	$(3.1)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 6 - Accumulated Other Comprehensive Income (Loss)
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at June 30, 2021	$911.4	$77.5	$(244.7)	$(522.1)	$222.1
Other Comprehensive Income (Loss) Before Reclassifications	(79.3)	3.9	(30.5)	1.4	(104.5)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	3.9	(11.9)	—	4.3	(3.7)
Net Other Comprehensive Income (Loss)	(75.4)	(8.0)	(30.5)	5.7	(108.2)
Balance at September 30, 2021	$836.0	$69.5	$(275.2)	$(516.4)	$113.9

Balance at June 30, 2020	$963.1	$186.2	$(348.2)	$(473.9)	$327.2
Other Comprehensive Income (Loss) Before Reclassifications	141.3	(12.9)	34.5	(1.9)	161.0
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	0.1	(14.6)	—	3.9	(10.6)
Net Other Comprehensive Income (Loss)	141.4	(27.5)	34.5	2.0	150.4
Balance at September 30, 2020	$1,104.5	$158.7	$(313.7)	$(471.9)	$477.6

Balance at December 31, 2020	$1,067.7	$97.8	$(261.3)	$(530.0)	$374.2
Other Comprehensive Income (Loss) Before Reclassifications	(295.1)	10.8	(13.9)	0.4	(297.8)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	63.4	(39.1)	—	13.2	37.5
Net Other Comprehensive Income (Loss)	(231.7)	(28.3)	(13.9)	13.6	(260.3)
Balance at September 30, 2021	$836.0	$69.5	$(275.2)	$(516.4)	$113.9

Balance at December 31, 2019	$615.9	$187.8	$(281.6)	$(484.8)	$37.3
Other Comprehensive Income (Loss) Before Reclassifications	441.7	15.5	(32.1)	1.4	426.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	46.9	(44.6)	—	11.5	13.8
Net Other Comprehensive Income (Loss)	488.6	(29.1)	(32.1)	12.9	440.3
Balance at September 30, 2020	$1,104.5	$158.7	$(313.7)	$(471.9)	$477.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
The net unrealized gain on securities consists of the following components:

				Change at September 30, 2021
	September 30	June 30	December 31	Three Months	Nine Months
	2021	2021	2020	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$6,273.3	$6,603.1	$7,597.6	$(329.8)	$(1,324.3)
Deferred Acquisition Costs	(73.0)	(79.8)	(85.1)	6.8	12.1
Reserves for Future Policy and Contract Benefits	(5,143.9)	(5,386.6)	(6,225.6)	242.7	1,081.7
Reinsurance Recoverable	138.2	152.8	200.2	(14.6)	(62.0)
Income Tax	(358.6)	(378.1)	(419.4)	19.5	60.8
Total	$836.0	$911.4	$1,067.7	$(75.4)	$(231.7)

				Change at September 30, 2020
	September 30	June 30	December 31	Three Months	Nine Months
	2020	2020	2019	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$8,030.8	$7,422.8	$6,364.4	$608.0	$1,666.4
Deferred Acquisition Costs	(75.2)	(69.4)	(62.7)	(5.8)	(12.5)
Reserves for Future Policy and Contract Benefits	(6,971.3)	(6,459.8)	(5,803.1)	(511.5)	(1,168.2)
Reinsurance Recoverable	551.9	464.5	424.7	87.4	127.2
Income Tax	(431.7)	(395.0)	(307.4)	(36.7)	(124.3)
Total	$1,104.5	$963.1	$615.9	$141.4	$488.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Gain (Loss) on Sales of Securities	$(4.9)	$(0.1)	$62.8	$(0.1)
Credit Losses on Fixed Maturity Securities	—	—	(9.3)	(59.3)
Loss on Benefits and Change in Reserves for Future Benefits	—	—	(133.1)	—
	(4.9)	(0.1)	(79.6)	(59.4)
Income Tax Benefit	(1.0)	—	(16.2)	(12.5)
Total	$(3.9)	$(0.1)	$(63.4)	$(46.9)

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$14.5	$18.2	$46.2	$55.9
Gain on Foreign Exchange Contracts	0.3	0.5	1.2	1.5
Net Realized Investment Gain
Gain on Interest Rate Swaps	0.2	—	2.0	0.4
Loss on Foreign Exchange Contracts	0.1	0.2	0.1	0.2
Interest and Debt Expense
Loss on Interest Rate Swaps	—	(0.4)	—	(1.5)
	15.1	18.5	49.5	56.5
Income Tax Expense	3.2	3.9	10.4	11.9
Total	$11.9	$14.6	$39.1	$44.6

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(5.5)	$(4.9)	$(16.9)	$(14.8)
Amortization of Prior Service Credit	0.1	0.1	0.2	0.2
	(5.4)	(4.8)	(16.7)	(14.6)
Income Tax Benefit	(1.1)	(0.9)	(3.5)	(3.1)
Total	$(4.3)	$(3.9)	$(13.2)	$(11.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses
Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2021	2020
	(in millions of dollars)
Balance at January 1	$24,180.2	$23,076.7
Less Reinsurance Recoverable	8,378.9	2,246.8
Net Balance at January 1	15,801.3	20,829.9

Incurred Related to
Current Year	5,221.6	4,716.9
Prior Years
Interest	525.3	774.0
All Other Incurred	(584.6)	(314.3)
Foreign Currency	(32.6)	(50.3)
Total Incurred	5,129.7	5,126.3

Paid Related to
Current Year	(2,043.8)	(1,817.2)
Prior Years	(2,982.5)	(3,532.4)
Total Paid	(5,026.3)	(5,349.6)

Reserves Ceded Pursuant to Reinsurance Transaction	(990.0)	—

Net Balance at September 30	14,914.7	20,606.6
Plus Reinsurance Recoverable	8,854.8	2,261.7
Balance at September 30	$23,769.5	$22,868.3

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
September 30, 2021
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

2021 Reserve Assumption Updates

During the third quarter of 2021, we completed a review of policy and claim reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during the third quarter of 2021, we updated our reserve assumptions and determined that our claim reserves should be reduced by $215.0 million in our Unum US group long-term disability product line due primarily to sustained improvement in claim recovery trends since our last assumption update. We also increased our claim reserves for our Closed Block long-term care and individual disability product lines by $2.1 million and $6.4 million, respectively, to reflect our current estimate of future benefit obligations. As a result, a net reduction of approximately $206.5 million, which can be primarily attributed to prior year incurred claims, impacts the results shown in the preceding chart. We increased policy reserves in our Closed Block group pension product line by $25.1 million as a result of this review which did not affect the results shown in the preceding chart.

Closed Block Individual Disability Reinsurance Transaction

In connection with the second phase of the Closed Block individual disability coinsurance agreement that closed in March 2021, we recorded a reinsurance recoverable of $990.0 million representing the ceded reserves related to the cohort of policies on claim status as of January 1, 2021 and an increase in benefits and change in reserves for future benefits of $133.1 million resulting from the realization of previously unrealized investment gains and losses recorded in accumulated other comprehensive income. See Note 12 for further discussion regarding the total impacts of the Closed Block individual disability reinsurance transaction.

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	September 30
	2021	2020
	(in millions of dollars)
Policy and Contract Benefits	$1,920.4	$1,801.6
Reserves for Future Policy and Contract Benefits	48,475.7	48,844.3
Total	50,396.1	50,645.9
Less:
Life Reserves for Future Policy and Contract Benefits	8,465.8	8,327.8
Accident and Health Active Life Reserves	13,016.9	12,478.5
Adjustment Related to Unrealized Investment Gains and Losses	5,143.9	6,971.3
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,769.5	$22,868.3

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
September 30, 2021
Note 8 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$451.4	$450.5	$1,367.7	$1,374.5
Group Short-term Disability	212.4	196.2	641.2	603.0
Group Life and Accidental Death & Dismemberment
Group Life	404.2	406.3	1,228.8	1,235.4
Accidental Death & Dismemberment	39.6	39.7	123.0	123.1
Supplemental and Voluntary
Individual Disability	115.7	117.7	345.0	340.3
Voluntary Benefits	209.6	212.2	640.4	666.6
Dental and Vision	67.9	60.8	202.6	190.9
	1,500.8	1,483.4	4,548.7	4,533.8
Unum International
Unum UK
Group Long-term Disability	101.6	92.2	303.8	272.0
Group Life	29.1	27.3	84.4	83.3
Supplemental	28.3	25.4	84.2	73.9
Unum Poland	22.6	20.5	67.1	57.9
	181.6	165.4	539.5	487.1
Colonial Life
Accident, Sickness, and Disability	238.0	238.9	715.1	738.4
Life	94.6	91.9	287.3	282.5
Cancer and Critical Illness	88.2	89.1	264.5	272.3
	420.8	419.9	1,266.9	1,293.2
Closed Block
Long-term Care	176.1	167.7	528.4	498.2
Individual Disability	72.3	80.0	216.8	240.1
All Other	2.1	1.7	6.1	5.8
	250.5	249.4	751.3	744.1

Total Premium Income	$2,353.7	$2,318.1	$7,106.4	$7,058.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 8 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2021

Premium Income	$1,500.8	$181.6	$420.8	$250.5	$—	$2,353.7
Net Investment Income	176.2	33.1	51.8	284.6	4.5	550.2
Other Income	43.5	0.4	0.3	19.3	2.4	65.9
Adjusted Operating Revenue	$1,720.5	$215.1	$472.9	$554.4	$6.9	$2,969.8

Adjusted Operating Income (Loss)	$88.5	$27.4	$80.1	$109.8	$(45.4)	$260.4

Three Months Ended September 30, 2020

Premium Income	$1,483.4	$165.4	$419.9	$249.4	$—	$2,318.1
Net Investment Income	190.7	26.3	43.7	351.2	1.3	613.2
Other Income	42.0	0.2	0.3	17.8	0.3	60.6
Adjusted Operating Revenue	$1,716.1	$191.9	$463.9	$618.4	$1.6	$2,991.9

Adjusted Operating Income (Loss)	$188.2	$21.4	$92.2	$70.8	$(54.1)	$318.5

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Nine Months Ended September 30, 2021

Premium Income	$4,548.7	$539.5	$1,266.9	$751.3	$—	$7,106.4
Net Investment Income	539.5	94.8	131.1	876.5	20.5	1,662.4
Other Income	125.2	0.6	0.8	49.8	4.1	180.5
Adjusted Operating Revenue	$5,213.4	$634.9	$1,398.8	$1,677.6	$24.6	$8,949.3

Adjusted Operating Income (Loss)	$383.5	$78.6	$249.2	$318.0	$(132.8)	$896.5

Nine Months Ended September 30, 2020

Premium Income	$4,533.8	$487.1	$1,293.2	$744.1	$—	$7,058.2
Net Investment Income	547.2	79.1	118.2	1,013.6	9.1	1,767.2
Other Income	117.5	0.4	0.9	49.7	0.5	169.0
Adjusted Operating Revenue	$5,198.5	$566.6	$1,412.3	$1,807.4	$9.6	$8,994.4

Adjusted Operating Income (Loss)	$681.9	$55.9	$264.2	$137.2	$(158.1)	$981.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 8 - Segment Information - Continued

	September 30	December 31
	2021	2020
	(in millions of dollars)
Assets
Unum US	$18,898.8	$19,034.2
Unum International	4,202.7	4,206.2
Colonial Life	4,918.1	4,864.3
Closed Block	38,227.1	38,187.2
Corporate	4,351.2	4,333.9
Total Assets	$70,597.9	$70,625.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 8 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in millions of dollars)
Total Revenue	$2,969.7	$2,996.3	$9,034.7	$8,888.6
Excluding:
Net Realized Investment Gain (Loss)	(0.1)	4.4	85.4	(105.8)
Adjusted Operating Revenue	$2,969.8	$2,991.9	$8,949.3	$8,994.4

Income Before Income Tax	$409.9	$299.6	$871.3	$839.3
Excluding:
Net Realized Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	—	67.6	—
Net Realized Investment Gain (Loss), Other	(0.1)	4.4	17.8	(105.8)
Total Net Realized Investment Gain (Loss)	(0.1)	4.4	85.4	(105.8)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	—	—	(139.3)	—
Amortization of the Cost of Reinsurance	(19.7)	—	(59.4)	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(19.7)	—	(198.7)	—
Net Reserve Decrease Related to Reserve Assumption Updates	181.4	—	181.4	—
Impairment Loss on Internal-Use Software	(12.1)	—	(12.1)	—
Cost Related to Early Retirement of Debt	—	—	(67.3)	—
Impairment Loss on ROU Asset	—	—	(13.9)	(12.7)
Costs Related to Organizational Design Update	—	(23.3)	—	(23.3)
Adjusted Operating Income	$260.4	$318.5	$896.5	$981.1

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
September 30, 2021
Note 9 - Employee Benefit Plans - Continued
The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2021	2020	2021	2020	2021	2020
	(in millions of dollars)
Service Cost	$2.4	$2.8	$—	$—	$—	$—
Interest Cost	16.3	18.2	1.1	1.3	0.8	1.0
Expected Return on Plan Assets	(25.2)	(26.7)	(2.4)	(2.4)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss	5.3	4.7	0.2	0.2	—	—
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost (Credit)	$(1.2)	$(1.0)	$(1.1)	$(0.9)	$0.6	$0.8

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2021	2020	2021	2020	2021	2020
	(in millions of dollars)
Service Cost	$7.2	$8.3	$—	$—	$—	$—
Interest Cost	48.7	54.7	3.2	3.7	2.3	3.1
Expected Return on Plan Assets	(75.5)	(80.0)	(7.4)	(7.1)	(0.4)	(0.4)
Amortization of:
Net Actuarial Loss	16.0	14.0	0.9	0.8	—	—
Prior Service Credit	—	—	—	—	(0.2)	(0.2)
Total Net Periodic Benefit Cost (Credit)	$(3.6)	$(3.0)	$(3.3)	$(2.6)	$1.7	$2.5

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 10 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in millions of dollars, except share data)
Numerator
Net Income	$328.6	$231.1	$664.5	$657.6

Denominator (000s)
Weighted Average Common Shares - Basic	204,645.8	203,761.3	204,429.6	203,564.7
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	496.5	117.8	623.3	71.4
Weighted Average Common Shares - Assuming Dilution	205,142.3	203,879.1	205,052.9	203,636.1

Net Income Per Common Share
Basic	$1.61	$1.13	$3.25	$3.23
Assuming Dilution	$1.60	$1.13	$3.24	$3.23

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock success units, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from stock options, nonvested stock success units, and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding nonvested stock success units and nonvested restricted stock units have grant prices ranging from $12.45 to $37.67. There were no outstanding stock options as of September 30, 2021. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 1.3 million and 1.1 million potential common shares for the three and nine months ended September 30, 2021. There were approximately 2.0 million and 1.6 million potential common shares that were antidilutive for the three and nine months ended September 30, 2020, respectively.

Common Stock

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. During the first nine months of 2021, we did not have an open share repurchase program and did not repurchase any shares. On October 25, 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock through December 31, 2022, with the timing and amount of repurchase activity to be based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
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

Miscellaneous Matters

Three alleged securities class action lawsuits were filed against Unum Group and individual defendants as follows:

•On June 13, 2018, an alleged securities class action lawsuit entitled Cynthia Pittman v. Unum Group, Richard McKenney, John McGarry, and Daniel Waxenberg was filed in the United States District Court for the Eastern District of Tennessee. The plaintiff seeks to represent purchasers of Unum Group publicly traded securities between January 31, 2018 and May 2, 2018. The plaintiff alleges the Company caused its shares to trade at artificially high levels by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 11 - Commitments and Contingent Liabilities - Continued
failing to disclose information about the rate of long-term care policy terminations and long-term care claim incidence resulting in misleading statements about capital management plans and long-term care reserves. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks compensatory damages in an amount to be proven at trial. The Company strongly denies these allegations and will vigorously defend the litigation.

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

In the third quarter of 2021, we terminated our three-year, $100.0 million unsecured revolving credit facility, which was originally set to expire in April 2022. There were no letters of credit issued from the credit facility and there were no borrowed amounts outstanding at the time of termination. Also in the third quarter of 2021, we entered into a new five-year, £75 million unsecured standby letter of credit facility with the same syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75 million until its scheduled expiration in July 2026. No amounts have been drawn on the letter of credit. If drawings are made in the future, we may elect to borrow such amounts from the lenders pursuant to term loans made under the credit facility. Borrowings under the credit facility are subject to financial covenants, negative covenants, and events of default that are customary. The two primary financial covenants include limitations based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness. The credit facility provides for borrowings at an interest rate based either on the prime rate or federal funds rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
September 30, 2021
Note 12 - Other - Continued
Income Tax

On June 10, 2021, the Finance Bill 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023, which resulted in $24.2 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in the second quarter of 2021. On July 22, 2020, the Finance Bill 2019-21 was enacted, resulting in a U.K. tax rate increase from 17 percent to 19 percent, retroactively effective April 1, 2020, which resulted in $9.3 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in third quarter of 2020.

Allowance for Expected Credit Losses on Premiums Receivable

At September 30, 2021, June 30, 2021, and December 31, 2020, the allowance for expected credit losses on premiums receivable was $32.6 million, $31.0 million, and $38.8 million, respectively, on gross premiums receivable of $575.8 million, $576.3 million, and $525.8 million, respectively. The increase in the allowance of $1.6 million during the three months ended September 30, 2021 was driven primarily by increases in the age of premiums due to be collected. The decrease of $6.2 million during the nine months ended September 30, 2021 was driven primarily by improvements in the age of premiums due to be collected and improvements in unemployment levels.

At September 30, 2020, June 30, 2020, and January 1, 2020, the allowance for expected credit losses on premiums receivable was $41.1 million, $47.5 million, and $23.8 million, respectively, on gross premiums receivable of $597.3 million, $627.0 million, and $543.0 million, respectively. The decrease in the allowance of $6.4 million during the three months ended September 30, 2020 was driven primarily by a decline in the premium receivable balance, an improvement in the age of premiums due to be collected, and premium due write-offs. The increase of $17.3 million during the nine months ended September 30, 2020 was primarily due to an increase in the premium due balance and the uncertainty of collectability resulting from the impacts of COVID-19, partially offset by premium due write-offs.

Impairment Loss on Internal-Use Software

During the third quarter of 2021, we recognized an impairment loss of $12.1 million for previously capitalized internal-use software that we no longer plan to utilize. We determined that this internal-use software would no longer be developed in order to focus our efforts on the development of software that better supports our long-term strategic goals. The impairment loss reduced the carrying value of the internal-use software to zero and has been recorded within other expenses in the consolidated statements of income and is included within our Corporate segment.

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
September 30, 2021
Note 12 - Other - Continued
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
•Cost of reinsurance, or prepaid reinsurance premium, of $43.1 million related to the DLR cohort. The total cost of reinsurance recognized on a combined basis for the first and second phases was $854.8 million for which we amortized $19.7 million and $59.4 million during the three and nine months ended September 30, 2021.
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

Operating Performance and Capital Management

For the third quarter of 2021, we reported net income of $328.6 million, or $1.60 per diluted common share, compared to net income of $231.1 million, or $1.13 per diluted common share, in the third quarter of 2020. For the first nine months of 2021, we reported net income of $664.5 million, or $3.24 per diluted common share, compared to net income of $657.6 million, or $3.23 per diluted common share in the same period of 2020.

Included in our results for the third quarter of 2021 are:

•A net realized investment loss of $0.1 million before tax and $0.1 million after tax, or a de minimis impact on earnings per diluted common share;
•Amortization of the cost of reinsurance of $19.7 million before tax and $15.5 million after tax, or $0.08 per diluted common share;
•A net reserve decrease related to assumption updates of $181.4 million before tax and $143.3 million after tax, or $0.70 per diluted common share; and

•An impairment loss on internal-use software of $12.1 million before tax and $9.6 million after tax, or $0.05 per diluted common share.

Included in our results for the first nine months of 2021 are:

•A net realized investment gain, excluding the net realized investment gain related to the Closed Block individual disability reinsurance transaction, of $17.8 million before tax and $14.0 million after tax, or $0.07 per diluted common share;
•Amortization of the cost of reinsurance of $59.4 million before tax and $46.8 million after tax, or $0.24 per diluted common share;
•A net reserve decrease related to assumption updates of $181.4 million before tax and $143.3 million after tax, or $0.70 per diluted common share;
•An impairment loss on internal-use software of $12.1 million before tax and $9.6 million after tax, or $0.05 per diluted common share;
•Cost related to the early retirement of debt of $67.3 million before tax and $53.2 million after tax, or $0.26 per diluted common share;
•An impairment loss on the right-of-use (ROU) asset relating to one of our operating leases of $13.9 million before tax and $11.0 million after tax, or $0.05 per diluted common share;
•Tax expense related to a U.K. tax rate increase of $24.2 million, or $0.12 per diluted common share; and
•The impact from the second phase of the Closed Block individual disability reinsurance transaction that closed in the first quarter of 2021, which resulted in a net loss of $71.7 million before tax and $56.7 million after tax, or $0.27 per diluted common share.

Included in our results for the third quarter and first nine months of 2020, as applicable, are:

•Net realized investment gains (losses) of $4.4 million before tax and $3.8 million after tax or $0.01 per diluted common share, and $(105.8) million before tax and $(83.9) million after tax, or $0.41 per diluted common share, respectively;
•Costs related to the organizational design update of $23.3 million before tax and $18.6 million after tax, or $0.09 per diluted common share, for both the third quarter and first nine months of 2020; and
•An impairment loss on the ROU asset of $12.7 million before tax and $10.0 million after tax, or $0.05 per diluted common share, for the first nine months of 2020.

Adjusting for these items, after-tax adjusted operating income for the third quarter of 2021 was $210.5 million, or $1.03 per diluted common share compared to $245.9 million, or $1.21 per diluted common share, for the same period of 2020. After-tax adjusted operating income was $708.7 million, or $3.46 per diluted common share, in the first nine months of 2021, compared to $770.1 million, or $3.78 per diluted common share, in the first nine months of 2020. See "Reconciliation of Non-GAAP and Other Financial Measures" contained in this Item 2 for a reconciliation of these items.

Our Unum US segment reported an increase in income before income tax and net realized investment gains and losses of 61.3 percent in the third quarter of 2021 and a decrease of 12.2 percent in the first nine months of 2021, which includes a reserve decrease related to an assumption update during the third quarter of 2021. Excluding this item, our Unum US segment reported a decrease in adjusted operating income of 53.0 percent and 43.8 percent in the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020, due primarily to unfavorable benefits experience. The benefit ratio, excluding the reserve decrease, for our Unum US segment was 77.6 percent and 74.5 percent in the third quarter and first nine months of 2021, respectively, compared to 70.9 percent and 67.8 percent in third quarter and first nine months of 2020. Unum US sales increased 7.7 percent and decreased 3.6 percent in the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020. Overall persistency was slightly higher relative to the prior year period. See "2021 Reserve Assumption Updates" contained herein for further discussion.

Our Unum International segment reported an increase in adjusted operating income, as measured in U.S. dollars, of 28.0 percent and 40.6 percent in the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020. As measured in local currency, our Unum UK line of business reported an increase in adjusted operating income of 21.1 percent and 37.9 percent in the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020 due primarily to higher premium income and lower operating expenses. The benefit ratio for our Unum UK line of business was 79.2 percent and 79.1 percent in the third quarter and first nine months of 2021, respectively, compared to 77.1 percent and 80.0 percent in the same periods of 2020. Unum International sales, as measured in U.S. dollars, increased 36.2 percent and 12.1 percent in the third quarter and first nine months of 2021 compared to the same periods of 2020. Unum UK sales, as measured in local currency increased 40.2 percent and 2.9 percent in the third quarter and first nine months of 2021 relative to the same periods of 2020. Overall persistency was higher relative to the prior year period.

Our Colonial Life segment reported a decrease in adjusted operating income of 13.1 percent in the third quarter of 2021 compared to the third quarter of 2020 due primarily to less favorable benefits experience and an increase in operating expenses partially offset by an increase in net investment income. Adjusted operating income declined 5.7 percent in the first nine months of 2021 compared to the same period of 2020 due primarily to lower premium income and unfavorable benefits experience partially offset by an increase in net investment income. The benefit ratio for Colonial Life was 55.9 percent and 54.3 percent in the third quarter and first nine months of 2021, respectively, compared to 52.2 percent and 51.8 percent in the same periods of 2020. Colonial Life sales increased 28.6 percent and 21.1 percent in the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020. Persistency was higher relative to the prior year period.

Our Closed Block segment reported income before income tax and net realized investment gains and losses of $56.5 million and $85.7 million in the third quarter and first nine months of 2021, which includes the reserve increases related to the assumption update during the third quarter of 2021, impacts related to the second phase of the Closed Block individual disability reinsurance transaction during the first quarter of 2021, and the amortization of the cost of reinsurance. Excluding these items, our Closed Block segment reported adjusted operating income of $109.8 million and $318.0 million in the third quarter and first nine months of 2021 compared to $70.8 million and $137.2 million in the same periods of 2020. The long-term care interest adjusted loss ratio, excluding the reserve increase related to the assumption update in the third quarter of 2021, was less favorable in the third quarter and first nine months of 2021 relative to the same periods of 2020 but continues to be lower than our long-term expectations. The interest adjusted loss ratio for individual disability, excluding the reserve increase related to the assumption update in the third quarter of 2021 and the reserve recognition impact from the reinsurance transaction during the first quarter of 2021, was favorable during the third quarter and first nine months of 2021 relative to the same periods of 2020. See "2021 Reserve Assumption Updates" and "Closed Block Individual Disability Reinsurance Transaction" contained herein for further discussion.

Our net investment income yields continue to be pressured by the low interest rate environment as we maintain consistent credit quality in our invested asset portfolio. The net unrealized gain on our fixed maturity securities was $6.3 billion at September 30, 2021, compared to $7.6 billion at December 31, 2020, with the decrease due primarily to an increase in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.86 percent for the first nine months of 2021 compared to a yield of 4.75 percent for full year 2020.

We believe our capital and financial positions are strong. At September 30, 2021, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 380 percent, which is in line with our expectations. We did not repurchase shares during the first nine months of 2021. Our weighted average common shares outstanding, assuming dilution, equaled 205.1 million and 203.9 million for the third quarters of 2021 and 2020, respectively, and 205.1 million and 203.6 million for the first nine months of 2021 and 2020, respectively. On October 25, 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock through December 31, 2022, with the timing and amount of repurchase activity to be based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. We intend to execute an accelerated stock repurchase agreement to repurchase $50.0 million of the Company’s common stock during the fourth quarter of 2021. As of September 30, 2021, Unum Group and our intermediate holding companies had available holding company liquidity of $1,638 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, and asset-backed securities.

2021 Reserve Assumption Updates

During the third quarter of 2021, we completed our annual review of policy and claim reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during the third quarter of 2021, we updated our reserve assumptions to reflect our current estimate of future benefit obligations and determined that our claim reserves should be reduced by $215.0 million before tax, or $169.9 million after tax, in our Unum US group long-term disability product line due primarily to sustained improvement in claim recovery trends since our last assumption update. We also increased our claim reserves for our Closed Block long-term care and individual disability product lines by $2.1 million and $6.4 million before tax, or $1.7 million and $5.1 million after tax, respectively. We determined that our policy reserves should be increased by $25.1 million before tax, or $19.8 million after tax, in our Closed Block group pension product line to reflect updated discount rate assumptions.

Impairment Loss on Internal-Use Software

During the third quarter of 2021, we recognized an impairment loss of $12.1 million before tax, or $9.6 million after tax, for previously capitalized internal-use software that we no longer plan to utilize. We determined that this internal-use software would no longer be developed in order to focus our efforts on the development of software that better supports our long-term strategic goals. For further information related to the impairment loss on internal-use software, see Note 12 of the "Notes to Consolidated Financial Statements" contained in Item 1.

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
•Cost of reinsurance, or prepaid reinsurance premium, of $43.1 million related to the DLR cohort. The total cost of reinsurance recognized on a combined basis for the first and second phases was $854.8 million for which we amortized $19.7 million, or $15.5 million after tax, and $59.4 million, or $46.8 million after tax, during the three and nine month periods ended September 30, 2021, respectively.
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

U.K. Referendum

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the European Union (EU). A deal was reached on December 24, 2020 on the future trading relationship with the EU, which focused primarily on the trading of goods rather than the U.K.’s service sector. A memorandum of understanding on regulatory cooperation was signed by the U.K. and EU in March 2021, but no agreement on the equivalence of the regulatory regimes has yet been reached. The U.K. government is now reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations. We do not expect that the underlying operations of our U.K. business, nor the Polish business which is in the EU, will be significantly impacted by the withdrawal, but it is possible that we may experience some short-term volatility in financial markets, which could impact the fair value of investments, our solvency ratios, or the British pound sterling to dollar exchange rate. Further discussion is contained herein in "Unum International Segment" in this Item 2.

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

Results of Operations

Although we have experienced a disruption in sales activity related to certain of our product lines, we have seen improvement during the third quarter and first nine months of 2021, which has resulted in an increase in sales for certain of our product lines, but we continue to see pressure on our overall sales resulting from the impacts of COVID-19 including increased competition in the large-case market while we maintain risk and pricing discipline as the recovery from the pandemic progresses. Though we have experienced improvements in sales activity during the first nine months of 2021 in certain of our product lines, if we continue to experience further disruptions, our premium income in our principal operating segments may continue to be impacted. In addition, in certain of our product lines, we have seen pressure in the number of lives insured with our customers as they navigate the current environment. With respect to premium collectability, as our outlook regarding the economic environment and the financial condition of our customers has improved, we have begun to reduce the allowance for expected credit losses on our premiums receivable balances that we established during 2020. However, circumstances may deteriorate quickly which could result in the decline of persistency levels and sales growth in the near term, and potentially longer if the current situation persists, which may materially impact our results of operations.

We have experienced higher mortality in our life product lines and higher claim incidence in certain of our disability product lines. In the third quarter of 2021, we experienced elevated mortality in working-aged individuals who are covered by our Unum US group life and voluntary benefits products lines and typically have higher benefit amounts. With respect to our long-term care product line, we have experienced higher claimant mortality. We continue to monitor the benefits experience of all our products for trends potentially correlated with COVID-19.

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

As of September 30, 2021, we have borrowed $261.0 million of funds through our memberships with the regional FHLBs and those funds are used for the purpose of investing in either short-term investments or fixed maturity securities and have additional borrowing capacity of approximately $927 million that can be utilized for liquidity if the need arises. Additionally, we have access to an unsecured revolving credit facility that allows us to borrow up to a total of $500 million. There are currently no outstanding borrowings on this facility, but we remain in compliance with required covenants should we choose to borrow in the future. We have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

To the extent that we begin to experience a significant impact to our liquidity, we would likely sell highly liquid invested assets or borrow funds on our credit facility to meet operational cash flow requirements.

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

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See "Executive Summary" contained herein in Item 2 and Notes 7 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the items specified in the reconciliations below.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended September 30
	2021		2020
	(in millions)	per share *	(in millions)	per share *
Net Income	$328.6	$1.60	$231.1	$1.13
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense of $—; $0.6)	(0.1)	—	3.8	0.01
Amortization of the Cost of Reinsurance (net of tax benefit of $4.2; $—)	(15.5)	(0.08)	—	—
Net Reserve Decrease Related to Reserve Assumption Updates (net of tax expense of $38.1; $—)	143.3	0.70	—	—
Impairment Loss on Internal-Use Software (net of tax benefit of $2.5; $—)	(9.6)	(0.05)	—	—
Costs Related to Organizational Design Update (net of tax benefit of $—; $4.7)	—	—	(18.6)	(0.09)
After-tax Adjusted Operating Income	$210.5	$1.03	$245.9	$1.21

* Assuming Dilution

	Nine Months Ended September 30
	2021		2020
	(in millions)	per share *	(in millions)	per share *
Net Income	$664.5	$3.24	$657.6	$3.23
Excluding:
Net Realized Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction (net of tax expense of $14.2; $—)	53.4	0.26	—	—
Net Realized Investment Gain (Loss), Other (net of tax expense (benefit) of $3.8; $(21.9))	14.0	0.07	(83.9)	(0.41)
Total Net Realized Investment Gain (Loss)	67.4	0.33	(83.9)	(0.41)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs (net of tax benefit of $29.2; $—)	(110.1)	(0.53)	—	—
Amortization of the Cost of Reinsurance (net of tax benefit of $12.6; $—)	(46.8)	(0.24)	—	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(156.9)	(0.77)	—	—
Net Reserve Decrease Related to Reserve Assumption Updates (net of tax expense of $38.1; $—)	143.3	0.70	—	—
Impairment Loss on Internal-Use Software (net of tax benefit of $2.5; $—)	(9.6)	(0.05)	—	—
Cost Related to Early Retirement of Debt (net of tax benefit of $14.1; $—)	(53.2)	(0.26)	—	—
Impairment Loss on ROU Asset (net of tax benefit of $2.9; $2.7)	(11.0)	(0.05)	(10.0)	(0.05)
Impact of U.K. Tax Rate Increase	(24.2)	(0.12)	—	—
Costs Related to Organizational Design Update (net of tax benefit of $—; $4.7)	—	—	(18.6)	(0.09)
After-tax Adjusted Operating Income	$708.7	$3.46	$770.1	$3.78

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in millions of dollars)
Total Revenue	$2,969.7	$2,996.3	$9,034.7	$8,888.6
Excluding:
Net Realized Investment Gain (Loss)	(0.1)	4.4	85.4	(105.8)
Adjusted Operating Revenue	$2,969.8	$2,991.9	$8,949.3	$8,994.4

Income Before Income Tax	$409.9	$299.6	$871.3	$839.3
Excluding:
Net Realized Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	—	67.6	—
Net Realized Investment Gain (Loss), Other	(0.1)	4.4	17.8	(105.8)
Total Net Realized Investment Gain (Loss)	(0.1)	4.4	85.4	(105.8)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	—	—	(139.3)	—
Amortization of the Cost of Reinsurance	(19.7)	—	(59.4)	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(19.7)	—	(198.7)	—
Net Reserve Decrease Related to Reserve Assumption Updates	181.4	—	181.4	—
Impairment Loss on Internal-Use Software	(12.1)	—	(12.1)	—
Cost Related to Early Retirement of Debt	—	—	(67.3)	—
Impairment Loss on ROU Asset	—	—	(13.9)	(12.7)
Costs Related to Organizational Design Update	—	(23.3)	—	(23.3)
Adjusted Operating Income	$260.4	$318.5	$896.5	$981.1
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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2021.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020.

Accounting Developments

In 2018, the Financial Accounting Standards Board issued Accounting Standard Update 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts”. This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review and, if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, we will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income. These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. We will adopt this guidance effective January 1, 2023 using the modified retrospective approach with changes applied as of the beginning of the earliest period presented or January 1, 2021, also referred to as the transition date.

We are continuing our implementation efforts and are evaluating the effects of complying with this update. We expect that the most significant impact at the transition date will be the requirement to update the discount rate assumption to reflect an upper-medium grade fixed-income instrument, which will be generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities and will result in a material decrease to accumulated other comprehensive income (AOCI) within our total stockholders’ equity balance. The decrease in AOCI is driven primarily by the difference between the discount rate currently applied, which is based on an expected investment yield from our current investment strategy, and the single-A discount rate that will be required for our longest duration products. Our investment strategy reflects the illiquid nature of the majority of our liability cash flows and results in yields in the investment portfolios supporting the cash outflows required for these products that are generally higher than a single-A yield. In addition, the current discount rate applied to reserves for very long liability duration products such as long-term care, include an assumption for long-term yields rising to more historical levels. After the transition date, we will be required to update the discount rate each subsequent reporting period with changes recorded in other comprehensive income (OCI) and expect that this could have a material impact on OCI. We also expect that the adoption will have a material impact on our results of operations and will significantly expand our disclosures. We do not have products with market risk benefits.

Although this update will significantly impact our GAAP-based financial position and results of operations, the update will not impact cash flows, statutory-based financial position or results of operations, or our view of our businesses.

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Revenue
Premium Income	$2,353.7	1.5%	$2,318.1	$7,106.4	0.7%	$7,058.2
Net Investment Income	550.2	(10.3)	613.2	1,662.4	(5.9)	1,767.2
Net Realized Investment Gain (Loss)	(0.1)	(102.3)	4.4	85.4	180.7	(105.8)
Other Income	65.9	8.7	60.6	180.5	6.8	169.0
Total Revenue	2,969.7	(0.9)	2,996.3	9,034.7	1.6	8,888.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,753.9	(7.1)	1,888.6	5,659.2	0.6	5,626.2
Commissions	258.3	—	258.3	777.9	(4.0)	810.5
Interest and Debt Expense	44.7	(9.5)	49.4	134.4	(5.8)	142.6
Cost Related to Early Retirement of Debt	—	—	—	67.3	N.M.	—
Deferral of Acquisition Costs	(128.6)	(4.7)	(134.9)	(388.9)	(13.0)	(446.8)
Amortization of Deferred Acquisition Costs	138.4	(7.5)	149.7	440.8	(5.5)	466.6
Compensation Expense	241.6	(4.6)	253.3	725.9	—	726.0
Other Expenses	251.5	8.3	232.3	746.8	3.1	724.2
Total Benefits and Expenses	2,559.8	(5.1)	2,696.7	8,163.4	1.4	8,049.3

Income Before Income Tax	409.9	36.8	299.6	871.3	3.8	839.3
Income Tax	81.3	18.7	68.5	206.8	13.8	181.7

Net Income	$328.6	42.2	$231.1	$664.5	1.0	$657.6

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.380 and 1.289 for the three months ended September 30, 2021 and 2020, and 1.385 and 1.274 for the nine months ended September 30, 2021 and 2020, respectively. If the 2020 results for our U.K. operations had been translated at the exchange rates of 2021, our adjusted operating revenue and adjusted operating income by segment would have been higher by approximately $11 million and $1 million, respectively, in the third quarter of 2020 and higher by approximately $45 million and $4 million, respectively, in the first nine months of 2020. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for our principal operating business segments in the third quarter and first nine months of 2021 increased slightly compared to the same periods of 2020, primarily due to higher premium income in the Unum International and Unum US segments. Partially offsetting the higher level of premium income for the first nine months of 2021 is a decline in the Colonial Life segment.

Net investment income decreased in the third quarter and first nine months of 2021 relative to the same periods of 2020 due to a decrease in the level of invested assets supporting the Closed Block individual disability product line resulting from both phases of the previously discussed reinsurance transaction and a decline in the yield on invested assets, partially offset by higher miscellaneous investment income, particularly related to our private equity partnerships.

We did not recognize any credit losses on fixed maturity securities during the third quarter of 2021 and credit losses on fixed maturity securities were de minimis during the third quarter of 2020. Included in net realized investment gains and losses during the first nine months of 2021 and 2020 were credit losses on fixed maturity securities of $9.3 million and $59.3 million, respectively. Included in the net realized investment gains and losses for the first nine months of 2021 is a net realized investment gain of $67.6 million related to the transfer of investments in the second phase of the Closed Block individual disability reinsurance transaction. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $2.6 million and $14.1 million in the third quarters of 2021 and 2020, respectively, and $21.2 million and $(30.9) million in first nine months of 2021 and 2020, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only (ASO) business, and the underlying results and associated net investment income of certain assumed blocks of individual disability reinsured business in the Closed Block segment.

Overall benefits experience was favorable in the third quarter of 2021 relative to the same period of 2020, and generally consistent in the first nine months of 2021 relative to the same period of 2020. Overall benefits experience for the third quarter and first nine months of 2021 includes the impact of the reserve assumption updates in our Unum US group disability product line and in our Closed Block segment. Also included in the overall benefits experience for the first nine months of 2021 is the reserve recognition impact from the second phase of the Closed Block individual disability reinsurance transaction that occurred during the first quarter of 2021. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions were consistent during the third quarter of 2021 with the same period of 2020 and were lower during the first nine months of 2021 compared to the same period of 2020 driven primarily by lower year-to-date sales in our Unum US voluntary benefits product line and lower prior period sales in the Colonial Life segment. The deferral of acquisition costs was lower during the third quarter and first nine months of 2021 compared to the same periods of 2020 driven primarily by lower year-to-date sales in our Unum US voluntary benefits product line. Also contributing to the decrease in the deferral of acquisition costs during the first nine months of 2021 were lower prior period sales in our Colonial Life segment. The decrease in the amortization of deferred acquisition costs in the third quarter and first nine months of 2021 compared to the same periods of 2020 is primarily due to a decline in the level of the deferred asset.

Interest and debt expense decreased in the third quarter and first nine months of 2021 relative to the same periods of 2020 due primarily to a lower overall interest rate on outstanding debt.

Cost related to early retirement of debt includes costs associated with the purchase and retirement of $500.0 million aggregate principal amount of our 4.500% senior notes due 2025. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Other expenses and compensation expense, on a combined basis, increased in the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to the amortization of cost of reinsurance related to the Closed Block individual disability reinsurance transaction, the impairment loss on internal-use software, and an increase in operational investments in our business partially offset by the costs related to the organizational design update incurred in the third quarter of 2020 and our continued focus on expense management and operating efficiencies. Also contributing to the increase for the first nine months of 2021 compared to the same period of 2020 are the costs related to the second phase of the Closed Block individual disability reinsurance transaction that occurred in the first quarter of 2021 and growth in our fee based service products, partially offset by a decrease in the allowance for expected credit losses on premiums receivable balances for the first nine months of 2021 relative to the same period of 2020.

Our effective income tax rates for the third quarter and first nine months of 2021 were 19.8 percent and 23.7 percent of income before income tax, respectively, compared to 22.9 percent and 21.6 percent for the same prior year periods. Our effective income tax rates differed from the U.S. statutory rate of 21 percent in effect for the third quarter and first nine months of 2021 primarily due to unfavorable global intangible low-taxed income tax and favorable adjustments to our prior year tax return. Also impacting the difference between the effective tax rate and the U.S. statutory rate in effect for the first nine months of 2021 was the unfavorable impact of the U.K. tax rate increase. Our effective income tax rates differed from the U.S. statutory rate in effect for the third quarter and first nine months of 2020 primarily due to the unfavorable impact of the U.K. tax rate increase and favorable tax credits. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Unum US	$141.9	7.7%	$131.7	$561.9	(3.6)%	$582.8

Unum International	$24.1	36.2%	$17.7	$80.4	12.1%	$71.7

Colonial Life	$112.3	28.6%	$87.3	$313.6	21.1%	$258.9

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

Sales, persistency of the existing block of business, employment and salary growth, and the effectiveness of a renewal program are indicators of growth in premium income. Trends in new sales, as well as existing market share, also indicate the potential for growth in our respective markets and the level of market acceptance of price levels and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions. The impact of COVID-19, which began in 2020, caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. We have seen improvement in certain of these factors subsequent to the onset of COVID-19, which has resulted in an increase in sales for certain of our product lines during the third quarter and first nine months of 2021, but we continue to see pressure on our overall sales compared to pre-pandemic levels.

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income	$1,500.8	1.2%	$1,483.4	$4,548.7	0.3%	$4,533.8
Net Investment Income	176.2	(7.6)	190.7	539.5	(1.4)	547.2
Other Income	43.5	3.6	42.0	125.2	6.6	117.5
Total	1,720.5	0.3	1,716.1	5,213.4	0.3	5,198.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	950.2	(9.7)	1,052.2	3,175.6	3.3	3,073.6
Commissions	143.5	(1.9)	146.3	439.0	(3.5)	455.0
Deferral of Acquisition Costs	(61.1)	(10.4)	(68.2)	(193.4)	(13.4)	(223.3)
Amortization of Deferred Acquisition Costs	71.1	(13.4)	82.1	243.7	(6.9)	261.8
Other Expenses	313.3	(0.7)	315.5	950.0	0.1	949.5
Total	1,417.0	(7.3)	1,527.9	4,614.9	2.2	4,516.6

Income Before Income Tax and Net Realized Investment Gains and Losses	303.5	61.3	188.2	598.5	(12.2)	681.9
Reserve Assumption Update	(215.0)	N.M.	—	(215.0)	N.M.	—
Adjusted Operating Income	$88.5	(53.0)	$188.2	$383.5	(43.8)	$681.9

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	77.6%		70.9%	74.5%		67.8%
Other Expense Ratio	20.9%		21.3%	20.9%		20.9%
Adjusted Operating Income Ratio	5.9%		12.7%	8.4%		15.0%

[1]Excludes the $215.0 million reserve decrease during the third quarter and first nine months of 2021 related to the assumption update that occurred during the third quarter of 2021.

N.M. = not a meaningful percentage

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$451.4	0.2%	$450.5	$1,367.7	(0.5)%	$1,374.5
Group Short-term Disability	212.4	8.3	196.2	641.2	6.3	603.0
Total Premium Income	663.8	2.6	646.7	2,008.9	1.6	1,977.5
Net Investment Income	93.3	(11.5)	105.4	284.7	(3.6)	295.3
Other Income	42.1	7.4	39.2	121.4	9.0	111.4
Total	799.2	1.0	791.3	2,415.0	1.3	2,384.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	308.6	(35.6)	479.3	1,314.3	(9.4)	1,450.8
Commissions	49.1	3.2	47.6	151.2	3.8	145.6
Deferral of Acquisition Costs	(12.3)	6.0	(11.6)	(37.4)	3.6	(36.1)
Amortization of Deferred Acquisition Costs	12.9	(2.3)	13.2	38.6	(2.8)	39.7
Other Expenses	186.4	(1.8)	189.8	569.8	2.0	558.9
Total	544.7	(24.2)	718.3	2,036.5	(5.7)	2,158.9

Income Before Income Tax and Net Realized Investment Gains and Losses	254.5	N.M.	73.0	378.5	68.0	225.3
Reserve Assumption Update	(215.0)	N.M.	—	(215.0)	N.M.	—
Adjusted Operating Income	$39.5	(45.9)	$73.0	$163.5	(27.4)	$225.3

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	78.9%		74.1%	76.1%		73.4%
Other Expense Ratio	28.1%		29.3%	28.4%		28.3%
Adjusted Operating Income Ratio	6.0%		11.3%	8.1%		11.4%

Persistency:
Group Long-term Disability				89.8%		90.3%
Group Short-term Disability				87.1%		87.5%

[1]Excludes the $215.0 million reserve decrease during the third quarter and first nine months of 2021 related to the assumption update that occurred during the third quarter of 2021.

N.M. = not a meaningful percentage

Premium income was higher in the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to higher sales in certain of our group short-term disability products and growth in our medical stop-loss product. Net investment income was lower in the third quarter of 2021 relative to the same period of 2020 due to a decrease in miscellaneous investment income, a decline in the yield on invested assets, and a lower level of invested assets. Net investment income was lower during the first nine months of 2021 relative to the same period of 2020 due to a decline in the yield on invested assets and a lower level of invested assets, partially offset by an increase in miscellaneous investment income. Other income increased in the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to continued growth in our fee-based service products.

Benefits experience, excluding the impacts of the reserve assumption update, was unfavorable in the third quarter and first nine months of 2021 compared to the same periods of 2020 due to higher claims incidence in both the group short-term and long-term disability product lines, partially offset by favorable recoveries in the long-term disability product line.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to higher sales in the group short-term disability product line. The amortization of deferred acquisition costs decreased in the third quarter and first nine months of 2021 compared to the same periods of 2020 due to a decline in the level of the deferred asset. Our other expense ratio improved in the third quarter of 2021 compared to the same period of 2020 due to our continued focus on expense management and operating efficiencies, which was partially offset by an increase in operational investments in our business. The other expense ratio for the first nine months of 2021 compared to the same period of 2020 was generally consistent with growth in our fee-based service products offset by a lower level of increase in the allowance for expected credit losses on premiums receivable and our continued focus on expense management and operating efficiencies.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Group Life	$404.2	(0.5)%	$406.3	$1,228.8	(0.5)%	$1,235.4
Accidental Death & Dismemberment	39.6	(0.3)	39.7	123.0	(0.1)	123.1
Total Premium Income	443.8	(0.5)	446.0	1,351.8	(0.5)	1,358.5
Net Investment Income	24.3	(3.6)	25.2	76.1	2.6	74.2
Other Income	0.5	(50.0)	1.0	1.3	(35.0)	2.0
Total	468.6	(0.8)	472.2	1,429.2	(0.4)	1,434.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	446.6	20.0	372.2	1,281.2	20.0	1,067.5
Commissions	36.4	4.0	35.0	109.1	0.7	108.3
Deferral of Acquisition Costs	(8.9)	6.0	(8.4)	(27.3)	3.8	(26.3)
Amortization of Deferred Acquisition Costs	9.5	(1.0)	9.6	28.7	(2.0)	29.3
Other Expenses	52.1	4.4	49.9	157.7	3.6	152.2
Total	535.7	16.9	458.3	1,549.4	16.4	1,331.0

Adjusted Operating Income (Loss)	$(67.1)	N.M.	$13.9	$(120.2)	N.M.	$103.7

Operating Ratios (% of Premium Income):
Benefit Ratio	100.6%		83.5%	94.8%		78.6%
Other Expense Ratio	11.7%		11.2%	11.7%		11.2%
Adjusted Operating Income (Loss) Ratio	(15.1)%		3.1%	(8.9)%		7.6%

Persistency:
Group Life				89.9%		88.6%
Accidental Death & Dismemberment				89.3%		87.8%

N.M. = not a meaningful percentage

Premium income in the third quarter and first nine months of 2021 was generally consistent with the same periods of 2020. Net investment income was lower in the third quarter of 2021 relative to the same period of 2020 due to a decline in the yield on invested assets and lower miscellaneous investment income, partially offset by a higher level of invested assets. Net investment income was higher in the first nine months of 2021 relative to the same period of 2020 due to higher miscellaneous investment income and a higher level of invested assets, partially offset by a decline in the yield on invested assets.

Benefits experience was unfavorable in the third quarter and first nine months of 2021 compared to the same periods of 2020 due to higher incidence and average claim size in the group life product line, resulting primarily from the impacts of COVID-19.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to higher year-to-date sales which resulted in higher deferrable expenses related to certain sales-based incentive compensation costs. The amortization of deferred acquisition costs was slightly lower in the third quarter and first nine months of 2021 relative to the same periods of 2020 due to a decline in the level of the deferred asset. The other expense ratio increased in the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to an increase in operational investments in our business, partially offset by our continued focus on expense management and operating efficiencies.
Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Individual Disability	$115.7	(1.7)%	$117.7	$345.0	1.4%	$340.3
Voluntary Benefits	209.6	(1.2)	212.2	640.4	(3.9)	666.6
Dental and Vision	67.9	11.7	60.8	202.6	6.1	190.9
Total Premium Income	393.2	0.6	390.7	1,188.0	(0.8)	1,197.8
Net Investment Income	58.6	(2.5)	60.1	178.7	0.6	177.7
Other Income	0.9	(50.0)	1.8	2.5	(39.0)	4.1
Total	452.7	—	452.6	1,369.2	(0.8)	1,379.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	195.0	(2.8)	200.7	580.1	4.5	555.3
Commissions	58.0	(8.9)	63.7	178.7	(11.1)	201.1
Deferral of Acquisition Costs	(39.9)	(17.2)	(48.2)	(128.7)	(20.0)	(160.9)
Amortization of Deferred Acquisition Costs	48.7	(17.9)	59.3	176.4	(8.5)	192.8
Other Expenses	74.8	(1.3)	75.8	222.5	(6.7)	238.4
Total	336.6	(4.2)	351.3	1,029.0	0.2	1,026.7

Adjusted Operating Income	$116.1	14.6	$101.3	$340.2	(3.6)	$352.9

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	40.1%		48.6%	43.6%		51.1%
Voluntary Benefits	46.6%		45.6%	43.3%		40.3%
Dental and Vision	75.0%		76.8%	75.1%		59.0%
Other Expense Ratio	19.0%		19.4%	18.7%		19.9%
Adjusted Operating Income Ratio	29.5%		25.9%	28.6%		29.5%

Persistency:
Individual Disability				88.4%		89.8%
Voluntary Benefits				75.4%		72.7%
Dental and Vision				86.3%		82.4%

Premium income was slightly higher in the third quarter of 2021 compared to the same period of 2020 due to higher sales in the dental and vision product line, mostly offset by a decline in the voluntary benefits and individual disability product lines. Premium income was slightly lower in the first nine months of 2021 compared to the same period of 2020 due to a decline in the voluntary benefits product line as a result of lower sales, partially offset by growth in the individual disability and dental and vision product lines. Net investment income was lower in the third quarter of 2021 compared to the same period of 2020 due primarily to lower miscellaneous investment income and a lower level of invested assets. Net investment income was higher in the first nine months of 2021 compared to the same period of 2020 due to higher miscellaneous investment income, partially offset by a decline in the yield on invested assets.

Benefits experience for the individual disability product line was favorable in the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to lower claims incidence. Benefits experience for voluntary benefits was unfavorable in the third quarter and first nine months of 2021 compared to the same periods of 2020 due to higher incidence in the life product line, resulting from the impacts of COVID-19. Benefits experience for the dental and vision product line was slightly favorable in the third quarter of 2021 but was unfavorable in the first nine months of 2021 due primarily to higher claims incidence compared to the same period of 2020 where we experienced lower claims incidence resulting from the impacts of COVID-19 particularly in the second quarter of 2020.

Commissions and the deferral of acquisition costs were lower in the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to lower year-to-date sales in the voluntary benefits product line. The amortization of deferred acquisition costs decreased in the third quarter and first nine months of 2021 relative to the same periods of 2020 due to a decline in the level of the deferred asset, primarily in the voluntary benefits product line. Our other expense ratio improved in the third quarter and first nine months of 2021 compared to the same periods of 2020 due to our continued focus on expense management and operational efficiencies. Also contributing to the decrease for the first nine months of 2021 compared to the same period of 2020 is a decrease in the allowance for expected credit losses on premiums receivable.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$26.2	(12.1)%	$29.8	$99.3	(14.7)%	$116.4
Group Short-term Disability	21.6	42.1	15.2	76.9	30.3	59.0
Group Life and AD&D	26.6	(15.0)	31.3	120.6	4.0	116.0
Subtotal	74.4	(2.5)	76.3	296.8	1.9	291.4
Supplemental and Voluntary
Individual Disability	20.9	22.9	17.0	52.8	(2.0)	53.9
Voluntary Benefits	34.0	13.7	29.9	178.7	(13.0)	205.5
Dental and Vision	12.6	48.2	8.5	33.6	5.0	32.0
Subtotal	67.5	21.8	55.4	265.1	(9.0)	291.4
Total Sales	$141.9	7.7	$131.7	$561.9	(3.6)	$582.8

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$45.9	(1.7)%	$46.7	$187.5	5.0%	$178.5
Large Case Market	28.5	(3.7)	29.6	109.3	(3.2)	112.9
Subtotal	74.4	(2.5)	76.3	296.8	1.9	291.4
Supplemental and Voluntary	67.5	21.8	55.4	265.1	(9.0)	291.4
Total Sales	$141.9	7.7	$131.7	$561.9	(3.6)	$582.8

Group sales decreased during the third quarter of 2021 compared to the same period of 2020 due to lower sales to new customers, partially offset by higher sales to existing customers. Group sales increased in the first nine months of 2021 compared to the same period of 2020 due to higher sales to existing customers, partially offset by lower sales to new customers and lower sales in our medical stop-loss product. The sales mix in the group market sector for the first nine months of 2021 was approximately 63 percent core market and 37 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, increased in the third quarter of 2021 compared to the same period of 2020 due to higher sales to both new and existing customers. Individual disability sales decreased in the first nine months of 2021 compared to the same period of 2020 due to lower sales to new customers, partially offset by higher sales to existing customers. Voluntary benefits sales increased during the third quarter of 2021 compared to the same period of 2020 due to higher sales to new and existing customers in both the core and large case markets. Voluntary benefits sales decreased during the first nine months of 2021 compared to the same period of 2020 due to lower sales to new and existing customers in both the core and large case markets. Dental and vision sales increased in the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to higher sales to existing customers. Also contributing to the increase in the third quarter of 2021 compared to the same period of 2020 was higher sales to new customers.

The impact of COVID-19, which began in 2020, caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. We have seen improvement in certain of these factors during the third quarter and first nine months of 2021, which has resulted in an increase in sales for certain of our product lines, but we continue to see pressure on our overall sales resulting from the impacts of COVID-19 including increased competition in the large-case market while we maintain risk and pricing discipline as the recovery from the pandemic progresses. Further discussion of COVID-19 is contained herein in "Executive Summary" in this Item 2.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$101.6	10.2%	$92.2	$303.8	11.7%	$272.0
Group Life	29.1	6.6	27.3	84.4	1.3	83.3
Supplemental	28.3	11.4	25.4	84.2	13.9	73.9
Unum Poland	22.6	10.2	20.5	67.1	15.9	57.9
Total Premium Income	181.6	9.8	165.4	539.5	10.8	487.1
Net Investment Income	33.1	25.9	26.3	94.8	19.8	79.1
Other Income	0.4	100.0	0.2	0.6	50.0	0.4
Total	215.1	12.1	191.9	634.9	12.1	566.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	139.6	12.1	124.5	416.6	10.2	377.9
Commissions	13.9	12.1	12.4	40.7	10.6	36.8
Deferral of Acquisition Costs	(3.3)	17.9	(2.8)	(9.6)	7.9	(8.9)
Amortization of Deferred Acquisition Costs	2.0	11.1	1.8	6.1	15.1	5.3
Other Expenses	35.5	2.6	34.6	102.5	2.9	99.6
Total	187.7	10.1	170.5	556.3	8.9	510.7

Adjusted Operating Income	$27.4	28.0	$21.4	$78.6	40.6	$55.9

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£73.7	3.4%	£71.3	£219.3	2.5%	£213.9
Group Life	21.1	—	21.1	60.9	(7.0)	65.5
Supplemental	20.6	4.6	19.7	60.8	4.5	58.2
Total Premium Income	115.4	2.9	112.1	341.0	1.0	337.6
Net Investment Income	22.5	19.0	18.9	64.2	10.5	58.1
Other Income	0.2	100.0	0.1	0.2	100.0	0.1
Total	138.1	5.3	131.1	405.4	2.4	395.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	91.4	5.8	86.4	269.6	(0.2)	270.2
Commissions	7.5	8.7	6.9	21.6	2.4	21.1
Deferral of Acquisition Costs	(1.2)	33.3	(0.9)	(3.2)	—	(3.2)
Amortization of Deferred Acquisition Costs	1.2	(7.7)	1.3	3.8	(2.6)	3.9
Other Expenses	20.8	(6.3)	22.2	59.8	(7.7)	64.8
Total	119.7	3.3	115.9	351.6	(1.5)	356.8

Adjusted Operating Income	£18.4	21.1	£15.2	£53.8	37.9	£39.0

Weighted Average Pound/Dollar Exchange Rate	1.380		1.289	1.385		1.274

Operating Ratios (% of Premium Income):
Benefit Ratio	79.2%		77.1%	79.1%		80.0%
Other Expense Ratio	18.0%		19.8%	17.5%		19.2%
Adjusted Operating Income Ratio	15.9%		13.6%	15.8%		11.6%

Persistency:
Group Long-term Disability				88.9%		87.2%
Group Life				86.0%		81.0%
Supplemental				89.9%		90.3%

Premium income was higher in the third quarter and first nine months of 2021 compared to the same periods of 2020 due to growth in the in-force block resulting from the impact of rate increases in the group long-term disability product line and higher overall persistency.

Net investment income was higher in the third quarter and first nine months of 2021 compared to the same periods of 2020 due to higher investment income from inflation index-linked bonds and higher asset levels, partially offset by a lower yield on fixed-rate bonds. Our investments in inflation index-linked bonds support the claim reserves associated with certain group policies that provide for inflation-linked increases in benefits. The change in net investment income attributable to these index-linked bonds is generally offset by a change in the reserves for future claim payments related to the inflation-linked group long-term disability and group life policies.

Benefits experience was unfavorable in the third quarter of 2021 compared to the same period of 2020 due to higher inflation-linked experience in benefits and a higher average claim size in the group life product line partially offset by lower claim incidence in the group long-term disability product line. Benefits experience was favorable in the first nine months of 2021 compared to the same prior year period, with favorable experience in both the group long-term disability and group critical illness product lines mostly offset by higher inflation-linked experience in benefits and a higher average claim size in the group life product line.

Commissions and the deferral of acquisition costs increased due to higher sales and premium income in the third quarter and first nine months of 2021compared to the same periods of 2020. The amortization of deferred acquisition costs during the third quarter and first nine months of 2021 was generally consistent with the same prior year periods. The other expense ratios during the third quarter and first nine months of 2021 were lower compared to the same prior year periods due to our continued focus on expense management and operating efficiencies and certain prior year expenses related to COVID-19 that did not recur.

Sales

(in millions of dollars and pounds)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Unum International Sales by Product
Unum UK
Group Long-term Disability	$10.1	24.7%	$8.1	$33.4	12.5%	$29.7
Group Life	6.8	58.1	4.3	22.9	42.2	16.1
Supplemental	3.7	146.7	1.5	13.6	(17.6)	16.5
Unum Poland	3.5	(7.9)	3.8	10.5	11.7	9.4
Total Sales	$24.1	36.2	$17.7	$80.4	12.1	$71.7

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$9.3	22.4%	$7.6	$30.5	13.4%	$26.9
Large Case Market	7.6	58.3	4.8	25.8	36.5	18.9
Subtotal	16.9	36.3	12.4	56.3	22.9	45.8
Supplemental	3.7	146.7	1.5	13.6	(17.6)	16.5
Unum Poland	3.5	(7.9)	3.8	10.5	11.7	9.4
Total Sales	$24.1	36.2	$17.7	$80.4	12.1	$71.7

Unum UK Sales by Product
Group Long-term Disability	£7.4	19.4%	£6.2	£24.1	3.0%	£23.4
Group Life	4.9	48.5	3.3	16.5	29.9	12.7
Supplemental	2.7	125.0	1.2	9.9	(23.8)	13.0
Total Sales	£15.0	40.2	£10.7	£50.5	2.9	£49.1

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£6.7	15.5%	£5.8	£22.0	4.3%	£21.1
Large Case Market	5.6	51.4	3.7	18.6	24.0	15.0
Subtotal	12.3	29.5	9.5	40.6	12.5	36.1
Supplemental	2.7	125.0	1.2	9.9	(23.8)	13.0
Total Sales	£15.0	40.2	£10.7	£50.5	2.9	£49.1

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales increased in the third quarter of 2021 compared to the same period of 2020 driven by higher sales to new customers in the large case market, which we define as employee groups with greater than or equal to 500 employees, partially offset by lower sales to existing customers in the large case market. Group long-term disability sales were higher in the first nine months of 2021 compared to the same period of 2020 driven by higher sales to new customers in the core market and existing customers in the large case market, partially offset by lower sales to new customers in the large case market and existing customers in the core market.

Group life sales increased in the third quarter and first nine months of 2021 compared to the same periods of 2020 driven primarily by higher sales to new customers in both the core and large case markets. Also contributing to the increase was higher sales to existing customers in the large case market during the first nine months of 2021 compared to the same period of 2020.

Supplemental sales were higher in the third quarter of 2021 compared to the same period of 2020 due primarily to higher sales in both the group critical illness and dental product lines. Supplemental sales were lower in the first nine months of 2021 compared to the same period of 2020 due primarily to lower sales in the group critical illness product line, partially offset by higher sales in the dental product line.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$238.0	(0.4)%	$238.9	$715.1	(3.2)%	$738.4
Life	94.6	2.9	91.9	287.3	1.7	282.5
Cancer and Critical Illness	88.2	(1.0)	89.1	264.5	(2.9)	272.3
Total Premium Income	420.8	0.2	419.9	1,266.9	(2.0)	1,293.2
Net Investment Income	51.8	18.5	43.7	131.1	10.9	118.2
Other Income	0.3	—	0.3	0.8	(11.1)	0.9
Total	472.9	1.9	463.9	1,398.8	(1.0)	1,412.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	235.2	7.4	219.0	688.2	2.8	669.4
Commissions	80.5	0.8	79.9	236.9	(8.9)	260.0
Deferral of Acquisition Costs	(64.2)	0.5	(63.9)	(185.9)	(13.4)	(214.6)
Amortization of Deferred Acquisition Costs	65.3	(0.8)	65.8	191.0	(4.3)	199.5
Other Expenses	76.0	7.2	70.9	219.4	(6.2)	233.8
Total	392.8	5.7	371.7	1,149.6	0.1	1,148.1

Adjusted Operating Income	$80.1	(13.1)	$92.2	$249.2	(5.7)	$264.2

Operating Ratios (% of Premium Income):
Benefit Ratio	55.9%		52.2%	54.3%		51.8%
Other Expense Ratio	18.1%		16.9%	17.3%		18.0%
Adjusted Operating Income Ratio	19.0%		22.0%	19.7%		20.4%

Persistency:
Accident, Sickness, and Disability				75.6%		74.2%
Life				84.9%		83.4%
Cancer and Critical Illness				82.1%		81.4%

Premium income in the third quarter of 2021 was slightly favorable compared to the same period of 2020, due to higher overall persistency and higher year-to-date sales. Premium income was lower in the first nine months of 2021 compared to the same period of 2020 due to lower prior period sales. Net investment income increased during the third quarter and first nine months of 2021 relative to the same periods of 2020 due to higher miscellaneous investment income and a higher level of invested assets. Also impacting the comparison of the first nine months of 2021 relative to the same period of 2020 was a partial offset due to a decline in the yield on invested assets.

Benefits experience during the third quarter and first nine months of 2021 was unfavorable compared to the same periods of 2020 due primarily to unfavorable experience in the life product line resulting from the impacts of COVID-19.

Commissions and the deferral of acquisition costs were higher in the third quarter of 2021 relative to the same period of 2020 due to higher current year sales. Commissions and the deferral of acquisition costs were lower for the first nine months of 2021 relative to the same periods of 2020 due to lower prior period sales. The amortization of deferred acquisition costs was lower during the third quarter and first nine months of 2021 relative to the same periods of 2020 due to a decline in the level of the deferred asset. The other expense ratio was higher in the third quarter of 2021 relative to the same period of 2020 due primarily to an increase in the allowance for expected credit losses on premiums receivable and operational investments in our business. The other expense ratio was lower for the first nine months of 2021 relative to the same period of 2020 due primarily to a decrease in the allowance for expected credit losses and our continued focus on expense management and operating efficiencies.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Sales by Product
Accident, Sickness, and Disability	$69.8	26.2%	$55.3	$196.4	18.9%	$165.2
Life	26.4	35.4	19.5	73.2	30.0	56.3
Cancer and Critical Illness	16.1	28.8	12.5	44.0	17.6	37.4
Total Sales	$112.3	28.6	$87.3	$313.6	21.1	$258.9

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$72.3	26.2%	$57.3	$207.2	21.3%	$170.8
Large Case Market	14.3	64.4	8.7	43.4	41.8	30.6
Subtotal	86.6	31.2	66.0	250.6	24.4	201.4
Public Sector	25.7	20.7	21.3	63.0	9.6	57.5
Total Sales	$112.3	28.6	$87.3	$313.6	21.1	$258.9

Beginning in 2020, the impact of COVID-19 caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. However, we have seen improvement in these factors subsequent to the onset of COVID-19 which has resulted in an increase in sales for each of our product lines and market sectors during the third quarter and first nine months of 2021 relative to the same periods of 2020. The number of new accounts increased 11.6 percent and 20.3 percent, respectively, in the third quarter and first nine months of 2021 compared to the same periods of 2020. The average new case size decreased 2.0 percent in the third quarter of 2021 but increased 0.7 percent during the first nine months of 2021 compared to the same periods of 2020, respectively.

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

Given the uncertainty caused by the COVID-19 pandemic, the disruption experienced in our sales activity is expected to result in lower premium income for 2021. We could also continue to experience claims volatility, particularly in our life and disability products. The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are seen as external risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Long-term Care	$176.1	5.0%	$167.7	$528.4	6.1%	$498.2
Individual Disability	72.3	(9.6)	80.0	216.8	(9.7)	240.1
All Other	2.1	23.5	1.7	6.1	5.2	5.8
Total Premium Income	250.5	0.4	249.4	751.3	1.0	744.1
Net Investment Income	284.6	(19.0)	351.2	876.5	(13.5)	1,013.6
Other Income	19.3	8.4	17.8	49.8	0.2	49.7
Total	554.4	(10.3)	618.4	1,677.6	(7.2)	1,807.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	428.9	(13.0)	492.9	1,378.8	(8.4)	1,505.3
Commissions	20.4	3.6	19.7	61.3	4.4	58.7
Interest and Debt Expense	—	N.M.	0.4	—	N.M.	1.9
Other Expenses	48.6	40.5	34.6	151.8	45.5	104.3
Total	497.9	(9.1)	547.6	1,591.9	(4.7)	1,670.2

Income Before Income Tax and Net Realized Investment Gains and Losses	56.5	(20.2)	70.8	85.7	(37.5)	137.2
Long-term Care Reserve Increase	2.1	N.M.	—	2.1	N.M.	—
Individual Disability Reserve Increase	6.4	N.M.	—	6.4	N.M.	—
Group Pension Reserve Increase	25.1	N.M.	—	25.1	N.M.	—
Impacts from Closed Block Individual Disability Reinsurance Transaction	—	—	—	139.3	N.M.	—
Amortization of the Cost of Reinsurance	19.7	N.M.	—	59.4	N.M.	—
Adjusted Operating Income	$109.8	55.1	$70.8	$318.0	131.8	$137.2

Interest Adjusted Loss Ratios:
Long-term Care[1]	74.8%		67.4%	75.7%		71.8%
Individual Disability[2]	58.2%		86.6%	65.6%		87.0%

Operating Ratios (% of Premium Income):
Other Expense Ratio[3]	11.5%		13.9%	11.5%		14.0%
Income Ratio	22.6%			11.4%
Adjusted Operating Income Ratio	43.8%		28.4%	42.3%		18.4%

Persistency:
Long-term Care				95.5%		95.0%
Individual Disability				86.5%		88.5%

[1]Excludes the $2.1 million reserve increase during the third quarter and first nine months of 2021 related to the assumption update that occurred during the third quarter of 2021.
[2]Excludes the $133.1 million reserve recognition from the first nine months of 2021 related to the second phase of the reinsurance transaction that occurred during the first quarter of 2021. Also excluded from the third quarter and first nine months of 2021 is the $6.4 million reserve increase related to the assumption update that occurred during the third quarter of 2021.

[3]Excludes $19.7 million and $59.4 million of amortization of the cost of reinsurance during the third quarter and first nine months of 2021, respectively. Also excluded from the first nine months of 2021 is $6.2 million of transaction costs related to the reinsurance transaction that occurred during the first quarter of 2021.

N.M. = not a meaningful percentage

Premium income for long-term care increased in the third quarter and first nine months of 2021 relative to the same periods of 2020 due to rate increases partially offset by policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Premium income for individual disability decreased in the third quarter and first nine months of 2021 compared to the same periods of 2020 due to policy terminations and maturities.

Net investment income was lower during the third quarter and first nine months of 2021 relative to the same periods of 2020 due to a decrease in the level of invested assets supporting individual disability resulting from the reinsurance transaction and a decline in the yield on invested assets, partially offset by higher miscellaneous investment income, primarily related to increases in the net asset values (NAV) on our private equity partnerships.

Other income, which primarily includes the underlying results and associated net investment income of certain assumed blocks of individual disability reinsured business, was generally consistent in the third quarter and first nine months of 2021 relative to the same periods of 2020.

The interest adjusted loss ratio for long-term care, excluding the reserve increase related to the assumption update, was less favorable during the third quarter and first nine months of 2021 relative to the same periods of 2020 driven by lower claimant mortality and higher submitted claims. The interest adjusted loss ratio for long-term care for the rolling twelve months, excluding the reserve increases related to the assumption updates in the third quarter of 2021 and the fourth quarter of 2020, was 71.8 percent. The interest adjusted loss ratio for individual disability, excluding the reserve increase related to the assumption update and the reserve recognition impact from the reinsurance transaction, was favorable during the third quarter and first nine months of 2021 relative to the same periods of 2020 driven primarily by lower submitted claims.

Also impacting benefits experience for the Closed Block segment in the third quarter and first nine months of 2021 was the previously discussed group pension reserve increase related to the assumption update within our "All Other" product line. Excluding this group pension reserve increase, benefits experience for the "All Other" product line was consistent with our expectations.

The decrease in interest and debt expense is due to the December 2020 redemption of the senior secured notes issued by Northwind Holdings, LLC.

The other expense ratio, excluding certain transaction costs incurred and the amortization of the cost of reinsurance related to the previously discussed reinsurance transaction, was lower in the third quarter and first nine months of 2021 compared to the same periods of 2020 driven primarily by our continued focus on expense management and operating efficiencies.

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

In consideration of the COVID-19 pandemic and related impacts, we expect our Closed Block segment could temporarily experience greater than normal volatility across multiple risk factors. Specific to our long-term care line of business, we expect that we may experience additional volatility as it relates to mortality, incidence, and interest rates.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2021	% Change	2020	2021	% Change	2020
Adjusted Operating Revenue
Net Investment Income	$4.5	N.M.	$1.3	$20.5	125.3%	$9.1
Other Income	2.4	N.M.	0.3	4.1	N.M.	0.5
Total	6.9	N.M.	1.6	24.6	156.3	9.6

Interest, Debt, and Other Expenses	64.4	(18.5)	79.0	250.7	23.1	203.7

Loss Before Income Tax and Net Realized Investment Gains and Losses	(57.5)	25.7	(77.4)	(226.1)	(16.5)	(194.1)
Impairment Loss on Internal-Use Software	12.1	N.M.	—	12.1	N.M.	—
Cost Related to Early Retirement of Debt	—	—	—	67.3	N.M.	—
Impairment Loss on ROU Asset	—	—	—	13.9	9.4	12.7
Costs Related to Organizational Design Update	—	N.M.	23.3	—	N.M.	23.3
Adjusted Operating Loss	$(45.4)	16.1	$(54.1)	$(132.8)	16.0	$(158.1)

N.M. = not a meaningful percentage

Adjusted operating loss, which excludes the items listed above, decreased in the third quarter and first nine months of 2021 relative to the same periods of 2020, due primarily to higher net investment income, which resulted from an increase in the level of invested assets, and lower interest and debt expenses. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the impairment loss on internal-use software, costs related to the early retirement of debt, the ROU asset impairments, and costs related to the organizational design update.

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

COVID-19

During 2020, economic conditions increased volatility in the capital markets and caused significant pressure on the profitability of many companies. Our fixed income exposure to consumer cyclicals, which had been stressed due to COVID-19 related shutdowns, is approximately 3.7 percent of our fixed maturity security portfolio. Our exposure to other stressed industries such as airlines and restaurants is minimal at 0.2 percent and 0.3 percent of our portfolio, respectively. We had net downgrades of investment-grade securities to high yield or below investment grade in the first nine months of 2021 of $51.6 million. The downgrades that occurred in 2021 did not have a significant impact to our below investment grade investments as a percent of our total investment portfolio as our holdings of below-investment-grade securities decreased from 6.7 percent at December 31, 2020 to 6.0 percent at September 30, 2021 on a fair value basis.

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

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2021

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$3,240.4	$385.4	$209.0	$4.2	$3,031.4	$389.6
Capital Goods	3,991.7	569.0	262.3	4.7	3,729.4	573.7
Communications	2,774.2	472.3	156.3	4.1	2,617.9	476.4
Consumer Cyclical	1,624.7	190.4	188.5	6.5	1,436.2	196.9
Consumer Non-Cyclical	7,093.5	1,083.1	438.5	15.6	6,655.0	1,098.7
Energy	3,587.6	598.4	86.5	4.2	3,501.1	602.6
Financial Institutions	3,873.0	402.5	436.4	10.4	3,436.6	412.9
Mortgage/Asset-Backed	689.6	61.1	0.6	0.1	689.0	61.2
Sovereigns	1,161.1	221.2	110.9	7.2	1,050.2	228.4
Technology	1,848.5	156.0	162.1	3.7	1,686.4	159.7
Transportation	2,050.3	255.1	94.0	2.7	1,956.3	257.8
U.S. Government Agencies and Municipalities	5,164.3	683.4	636.2	12.5	4,528.1	695.9
Public Utilities	6,529.4	1,195.4	285.4	10.8	6,244.0	1,206.2
Total	$43,628.3	$6,273.3	$3,066.7	$86.7	$40,561.6	$6,360.0

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of September 30, 2021 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2021. The increase in the unrealized loss on fixed maturity securities during the third quarter of 2021 was due primarily to an increase in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2021			2020
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$42.8	$6.1	$122.1	$3.8	$10.1
> 90 <= 180 days	0.2	30.2	6.1	3.9	4.7
> 180 <= 270 days	26.3	3.0	10.4	1.5	14.9
> 270 days <= 1 year	1.4	3.0	2.1	6.4	0.7
> 1 year <= 2 years	3.9	2.2	6.9	0.1	2.3
> 2 years <= 3 years	—	—	2.3	2.3	—
Total	$74.6	$44.5	$149.9	$18.0	$32.7

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2021			2020
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.4	$0.3	$3.9	$4.0	$13.8
> 90 <= 180 days	—	2.4	3.8	—	4.5
> 180 <= 270 days	2.0	2.9	—	1.6	40.0
> 270 days <= 1 year	2.1	—	—	7.8	0.2
> 1 year <= 2 years	2.6	2.8	5.8	1.9	6.4
> 2 years <= 3 years	0.2	—	0.4	5.0	4.1
> 3 years	4.8	7.2	8.5	7.4	8.1
Sub-total	12.1	15.6	22.4	27.7	77.1

Fair Value < 70% >= 40% of Amortized Cost

> 180 <= 270 days	—	—	—	—	1.0
> 270 days <= 1 year	—	—	—	—	3.8
> 1 year <= 2 years	—	—	5.4	10.2	9.8
> 2 years <= 3 years	—	—	—	—	8.1
> 3 years	—	—	—	—	13.8
Sub-total	—	—	5.4	10.2	36.5

Total	$12.1	$15.6	$27.8	$37.9	$113.6

At September 30, 2021, we held no fixed maturity securities with a gross unrealized loss greater than $10.0 million.

We had no individual realized investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the third quarter or first nine months of 2021. We had no individual realized investment losses of $10.0 million or greater from sales of fixed maturity securities in the third quarter or first nine months of 2020.

During the first quarter of 2020, we recognized the following credit losses greater than $10 million:

•$20.8 million on fixed maturity securities issued by an oil and gas producer. The profitability of the company was impacted by the decline in oil prices which, given the environment at the time, may have made near term debt maturities difficult to refinance. We changed our intent to hold this security in the second quarter of 2020 and recognized a $1.4 million loss on the sale of the security in addition to the credit loss previously recorded.

•$17.1 million on fixed maturity securities issued by an oil and gas producer. The profitability of the company was impacted by the decline in oil prices and the company had a high level of debt. The company filed for bankruptcy as expected in early April 2020. We changed our intent to hold this security in the third quarter of 2020 and recognized a $1.0 million loss on the sale of the security in addition to the credit loss previously recorded.

•$10.2 million on fixed maturity securities issued by a paper company whose sales of lumber and other products were impacted by the slowdown in the economy. As a result of an improvement in lumber and other products, during the fourth quarter of 2020, we reversed the remainder of the allowance for credit losses that we had recognized in the previous quarters of 2020.

During the remainder of 2020, we did not experience any credit losses exceeding $10 million.

As of September 30, 2021, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $2,826.3 million and $3,092.2 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,499.4 million and $2,432.1 million at September 30, 2021 and December 31, 2020, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $11.3 million and $13.1 million at September 30, 2021 and December 31, 2020, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. We held no impaired mortgage loans at September 30, 2021 or December 31, 2020. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $903.2 million and $747.5 million at September 30, 2021 and December 31, 2020, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $38.3 million and $126.1 million for the partnerships in the third quarter and first nine months of 2021, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $779.3 million of commitments for additional investments in the partnerships at September 30, 2021 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward-starting interest rate swaps, options on forward-starting interest rate swaps and U.S. Treasury rates, current and forward-starting currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $0.6 million at September 30, 2021. We held $22.4 million of net cash collateral from our counterparties at September 30, 2021. The carrying value of fixed maturity securities posted as collateral to our counterparties was $30.0 million at September 30, 2021. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $19.8 million and $20.8 million on a fair value basis at September 30, 2021 and December 31, 2020, respectively.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed.  As of September 30, 2021, Unum Group and our intermediate holding companies had available holding company liquidity of $1,638 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, and asset-backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. During the first nine months of 2021, we did not have an open share repurchase program and did not repurchase any shares. On October 25, 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock through December 31, 2022, with the timing and amount of repurchase activity to be based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. We intend to execute an accelerated stock repurchase agreement to repurchase $50.0 million of the Company’s common stock during the fourth quarter of 2021.

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

As of September 30, 2021, we have borrowed $261.0 million of funds through our memberships with the regional FHLBs and those funds are used for the purpose of investing in either short-term investments or fixed maturity securities and have additional borrowing capacity of approximately $927 million that can be utilized for liquidity if the need arises. Additionally, we have access to an unsecured revolving credit facility that allows us to borrow up to a total of $500 million. There are currently no outstanding borrowings on this facility, but we remain in compliance with required covenants should we choose to borrow in the future. We have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at September 30, 2021 are in line with our expectations and are significantly above the level that would require state regulatory action.

In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves are deficient by $2.1 billion as of December 31, 2018, the financial statement date of the examination period. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. The 2020 phase-in amount was $229 million and was funded using cash flows from operations. The 2021 phase-in amount will be calculated and recorded in the fourth quarter of 2021. In addition to the phase-in amount, we also expect to accelerate the recognition of the premium deficiency reserves by an incremental amount of $250 million by December 31, 2022. This strengthening will be incorporated by using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions will add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows.

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

Funding for Employee Benefit Plans

During the nine months ended September 30, 2021, we made contributions of $47.4 million and £2.7 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $19 million and £1 million during the remainder of 2021. We made no contributions to our U.S. and U.K. qualified defined benefit pension plans during the nine months ended September 30, 2021. We do not expect to make any further contributions to either plan during 2021. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

Our long-term debt balance at September 30, 2021 was $3,441.4 million, net of deferred debt issuance costs of $35.4 million, and consisted primarily of unsecured senior notes and junior subordinated debt securities.

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

We have a credit facility that is under a five-year agreement and is effective through April 2024. The terms of this agreement provide for a borrowing capacity of $500.0 million with an option to be increased up to $700.0 million. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At September 30, 2021, letters of credit totaling $0.4 million had been issued from this credit facility, but there were no borrowed amounts outstanding.

In the third quarter of 2021, we terminated our three-year, $100.0 million unsecured revolving credit facility, which was originally set to expire in April 2022. There were no letters of credit issued from the credit facility and there were no borrowed amounts outstanding at the time of termination. Also in the third quarter of 2021, we entered into a new five-year, £75 million unsecured standby letter of credit facility with the same syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75 million until its scheduled expiration in July 2026. No amounts have been drawn on the letter of credit. If drawings are made in the future, we may elect to borrow such amounts from the lenders pursuant to term loans made under the credit facility. Borrowings under the credit facility are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowings at an interest rate based either on the prime rate or federal funds rate.

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

Commitments

At September 30, 2021, we had unfunded unconditional commitments of $0.7 million to fund tax credit partnership investments and $12.6 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $99.0 million to fund certain investments in private placement fixed maturity securities and $779.3 million to fund certain private equity partnerships. As of September 30, 2021, we had $70.5 million of commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020. During the first nine months of 2021, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of September 30, 2021, we held $105.1 million of cash collateral from securities lending agreements. The average cash collateral balance during the first nine months of 2021 was $70.4 million, and the maximum amount outstanding at any month end was $108.5 million. As of September 30, 2021, we held $160.0 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2021 was $162.9 million, and the maximum amount outstanding at any month end was $186.9 million.

To manage our cash position more efficiently, we may enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no repurchase agreements outstanding at September 30, 2021, nor did we utilize any repurchase agreements during the first nine months of 2021. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of September 30, 2021, we owned $23.8 million of FHLB common stock and had outstanding advances of $261.0 million from the regional FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Nine Months Ended September 30
	2021	2020
Net Cash Provided by Operating Activities	$999.3	$1,278.8
Net Cash Used by Investing Activities	(905.8)	(1,090.1)
Net Cash Used by Financing Activities	(168.8)	(169.0)
Net Change in Cash and Bank Deposits	$(75.3)	$19.7

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

Included in the change in insurance reserves and liabilities and net realized investment (gain) loss to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for the first nine months of 2021 were the impacts of the second phase of the Closed Block individual disability reinsurance transaction that occurred during the first quarter of 2021. Additionally, the operating cash flows for the first nine months of 2021 included $456.8 million of cash paid to the reinsurer related to the second phase of the Closed Block individual disability reinsurance transaction. Also included in the change in insurance reserves and liabilities for the third quarter and first nine months of 2021 was the net reserve decrease related to the reserve assumption updates. See Note 12 and Note 7 of the "Notes to Consolidated Financial Statements" for additional information on the Closed Block individual disability reinsurance transaction and the reserve assumption updates.

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

During the first nine months of 2020, we made principal payments of $45.0 million on our senior secured non-recourse notes issued by Northwind Holdings.

In September 2020, our $400.0 million 5.625% senior unsecured notes matured.

During the first nine months of 2021 and 2020 we paid dividends of $178.0 million and $173.8 million, respectively, to holders of Unum Group's common stock.

Included in financing cash flows during the first nine months of 2021 was $40.4 million of cash received related to the ALR cohort volatility agreement with Commonwealth.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2020. During the first nine months of 2021, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. During the third quarter of 2021, we did not have an open share repurchase program and did not repurchase any shares.

On October 25, 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock through December 31, 2022.

ITEM 6. EXHIBITS

Index to Exhibits

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

Unum Group
(Registrant)
Date: November 3, 2021	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: November 3, 2021	By:	/s/ Cherie A. Pashley
Cherie A. Pashley
Senior Vice President, Chief Accounting Officer