Form 10-K
period 2021-12-31
Unum Group
filed 2022-02-25
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $5.8 billion. As of February 23, 2022, there were 202,563,754 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•The impact of COVID-19, on our business, financial position, results of operations, liquidity and capital resources, and overall business operations.
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
•Our ability to hire and retain qualified employees.
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
•Our ability to meet environment, social, and governance standards and expectations of investors, regulators, customers, and other stakeholders

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

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength. The products and services we provide have never been more important to employers, employees and their families, especially given the impacts of the COVID-19 pandemic. Our strategy remains centered on growing our core businesses through investing and transforming our operations and technology to anticipate and respond to the changing needs of our customers, expand into new adjacent markets through meaningful partnerships and effective deployment of our capital across our portfolio.

Although the current environment continues to place pressure on our profit margins, we continue to analyze and employ strategies we believe will help us navigate the current environment and allow us to maintain financial flexibility to support the needs of our businesses while also allowing us to return capital to our shareholders. Improvements in labor markets and consumer confidence levels will have positive impacts on our business. We have substantial leverage to rising interest rates and an improving economy when that environment drives wage and payroll growth. To the extent that our own costs increase as a result of wage inflation, we have the ability to adjust our prices on new and renewing business to reflect the higher costs. Long-term, we believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our financial objectives.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate. The percentage of consolidated premium income generated by each reporting segment for the year ended December 31, 2021 is as follows:

Unum US	64.1%
Unum International	7.6
Colonial Life	17.8
Closed Block	10.5
Total	100.0%

Financial information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Unum US Segment

Our Unum US segment is comprised of group disability, group life and accidental death and dismemberment, and supplemental and voluntary lines of business. The group disability line of business includes long-term and short-term disability, medical stop-loss, and fee-based service products. The supplemental and voluntary line of business includes individual disability, voluntary benefits, and dental and vision products. Unum US products are issued primarily by Unum America, Provident, and Starmount Life. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. Our market strategy for Unum US is to effectively deliver an integrated offering of employee benefit products in the group core market segment, which we define for Unum US as employee groups with fewer than 2,000 employees, the group large case market segment, and the supplemental and voluntary market segment.

The percentage of Unum US segment premium income generated by each product line during 2021 is as follows:

Group Disability	44.3%
Group Life and Accidental Death & Dismemberment	29.7
Individual Disability	7.6
Voluntary Benefits	13.9
Dental and Vision	4.5
Total	100.0%

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

Group short-term disability insurance generally provides coverage from loss of income due to injury or sickness for up to 26 weeks and is limited to specified maximums as a percentage of income. Benefits are typically effective after 0 to 30 days for accidents and after 7 to 30 days for sickness.

Our fee-based services include leave management and administrative services only (ASO) business. Leave management services provide administrative services on behalf of employers to ensure the protected leave eligibility and status for employees are in accordance with applicable laws and regulations. ASO products provide administrative services regarding claims processing and billing for self-insured customers for which the responsibility for funding claim payments remain with the customer.

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

We have defined underwriting practices and procedures. If the coverage amount for our disability policies exceeds certain prescribed age and amount limits, we may require a prospective insured to submit evidence of insurability. Our disability policies are typically issued, both at inception and renewal, with rate guarantees. For new group policyholders, the usual rate guarantee is one to three years. For group policies being renewed, the rate guarantee is generally one year, but may be longer. The profitability of the policy depends on the adequacy of the rate during the rate guarantee period. The contracts provide for certain circumstances in which the rate guarantees can be overridden. Our medical stop loss contracts are renewable on an annual basis and rates are not guaranteed beyond one year. There is no requirement for prospective medical stop loss insureds to submit evidence of insurability because coverage levels are determined for the group as a whole.

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

Premium rates for individual disability products vary by age, product features, industry, region, and occupation based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience. Our underwriting rules, issue limits, and plan designs reflect risk and the financial circumstances of prospective insureds. Individuals in multi-life groups may be subject to limited medical underwriting. The majority of our individual disability policies are written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy's duration, we cannot cancel the policy or change the premium.

Profitability of individual disability insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Voluntary Benefits

Voluntary benefits products are primarily sold to groups of employees through payroll deduction at the workplace and include life, disability, accident, hospital indemnity, cancer, and critical illness. Products are issued on both a group and individual basis.

Premiums are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience and published industry tables. Our underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy on a simplified basis. Underwriting requirements may be waived for cases that meet certain criteria, including participation levels. Individual voluntary benefits products other than life insurance are offered on a guaranteed renewable basis which allows us to reprice in-force policies, subject to regulatory approval. Group voluntary benefits products are offered primarily on an optionally renewable basis which allows us to reprice or terminate in-force policies.

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

Unum International Segment

Our Unum International segment includes our operations in the United Kingdom and Poland. Unum UK's business includes insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, and critical illness products. Unum Poland's business primarily includes insurance for individual and group life with accident and health riders. Unum International's products are sold primarily through field sales personnel and independent brokers and consultants. The market strategy for the segment is to offer benefits to employers and employees through the workplace, with a focus on the expansion of the number of employers and employees covered in our Unum UK business, and the growth of the existing Unum Poland business through the incorporation of our benefits and distribution expertise.

The percentage of Unum International segment premium income generated by each product line during 2021 is as follows:

Unum UK
Group Long-term Disability	56.0%
Group Life	15.7
Supplemental	15.7
Unum Poland	12.6
Total	100.0%

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

Unum UK Group Life

Group life products are sold to employers as employee benefit products. Group life consists of two types of products, a renewable term life insurance product and a group dependent life product. The renewable term life product provides a lump sum benefit to the beneficiary upon the death of an employee. The group dependent life product, which we discontinued offering to new customers in 2012, provides an annuity to the beneficiary upon the death of an employee. Both coverages are frequently linked to employees' wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those utilized for group long-term disability products.

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

Premiums for our individual products vary by age and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables. Approximately two thirds of our individual disability policies are written on a noncancelable basis. The remainder of our individual disability policies and all of our individual critical illness products are offered on a guaranteed renewable basis which allows us to reprice in-force policies. Our underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy.

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

Colonial Life Segment

Our Colonial Life segment includes accident, sickness, and disability products, which includes our dental and vision products, life products, and cancer and critical illness products. Products are issued primarily by Colonial Life & Accident Insurance Company and marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agent sales force and brokers. Our market strategy for Colonial Life is to effectively deliver a broad set of voluntary products and services in the public sector market and in the commercial market, with a particular focus on the core commercial market segment, which we define for Colonial Life as accounts with fewer than 1,000 employees.

Our underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy on a simplified basis. Underwriting requirements may be waived for cases that meet certain criteria, including participation levels.

The percentage of Colonial Life segment premium income generated by each product line during 2021 is as follows:

Accident, Sickness, and Disability	57.7%
Life	22.1
Cancer and Critical Illness	20.2
Total	100.0%

Accident, Sickness, and Disability

The accident, sickness, and disability product line consists of short-term disability plans, accident-only plans providing benefits for injuries on a specified loss basis, and our dental and vision products. It also includes accident and health plans which cover events such as hospital admissions, confinement, and surgeries.

Premiums are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience and published industry tables. Premiums are primarily individual guaranteed renewable for which we have the ability to change premiums on a state by state basis. A small percentage of the policies are written on a group basis which are offered primarily on an optionally renewable basis which allows us to reprice or terminate in-force policies. Premiums for our dental and vision products are guaranteed renewable with standard industry rates that vary by age and region.
Profitability is affected by the level of employee participation, persistency, investment returns, claims experience, and the level of administrative expenses.

Life

Life products are primarily comprised of universal life, whole life, and term life policies.

Premiums are generally based on assumptions for mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience and published industry tables. Premiums for the individual whole life and term life products are guaranteed for the life of the contract. Premiums for the individual universal life products are flexible and may vary at the individual policyholder level. For the group term life products, we retain the right to change premiums at the account level based on the experience of the account.

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

Premiums are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience and published industry tables. Premiums are primarily individual guaranteed renewable wherein we have the ability to change premiums on a state by state basis. A small percentage of the policies are written on a group basis and are offered primarily on an optionally renewable basis which allows us to reprice or terminate in-force policies.

Profitability of these products is affected by the level of employee participation, persistency, investment returns, mortality and other claims experience, and the level of administrative expenses.

Closed Block Segment

Our Closed Block segment consists of group and individual long-term care, individual disability, and other insurance products no longer actively marketed. Closed Block segment premium income for 2021 was comprised of approximately 71 percent group and individual long-term care and 29 percent individual disability.

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

Our long-term care insurance was sold on a guaranteed renewable basis which allows us to reprice in-force policies, subject to regulatory approval. Premium rates for long-term care vary by age and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. Premium rate increases continue to be implemented where needed and where approved by state regulators. We develop our assumptions based on our own claims and persistency experience and published industry tables.

Profitability is affected by premium rate increases, persistency, investment returns, mortality and other claims experience, and the level of administrative expenses.

Individual Disability

We began limiting sales of the types of individual disability policies reported in our Closed Block segment subsequent to the mid-1990s after substantial changes in product design were implemented to improve the overall risk profile of our offerings of individual disability products. We entirely discontinued issuing new policies in this closed block of business in 2004. The majority of the policies were written on a noncancelable basis and were marketed on a single-life customer basis. Profitability is affected by persistency, investment returns, claims experience, and the level of administrative expenses. In December 2020, we entered into the first phase of a reinsurance transaction to reinsure the majority of our Closed Block individual disability products to a third party. In March 2021, we completed the second phase of the reinsurance transaction to reinsure a portion of the remaining Closed Block individual disability business that was not ceded in December 2020. For further discussion on this reinsurance transaction, refer to "Reinsurance" herein in this Item 1, "Executive Summary" and "Segment Results" contained herein in Item 7, and Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Other

Other insurance products not actively marketed include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. The majority of these products have been reinsured, with approximately 80 percent of reserves at December 31, 2021 ceded to other insurance companies.

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

In general, the maximum amount of life insurance risk retained by our U.S. insurance subsidiaries under group or individual life or group or individual accidental death and dismemberment policies during 2021 was $1 million per covered life per policy. The retention amount remains at $1 million for 2022. For Unum Limited life insurance risk, during 2020 we had reinsurance agreements which provided 75 percent quota share coverage up to £500 thousand per covered life for group dependent life benefits and 25 percent quota share coverage for most of our group lump sum benefits, as well as 100 percent coverage per covered life above that amount. In April 2020, we increased the quota share coverage for group lump sum benefits with one of our reinsurers to 75 percent, which resulted in an aggregate quota share coverage for our lump sum benefits of approximately 36 percent. The same structures, including the increased aggregate group lump sum quota share, were maintained for coverage during 2021 for Unum Limited.  For 2022, the coverage will revert to that which existed prior to April 2020.

In December 2020, we completed the first phase of a reinsurance transaction, pursuant to which Provident, Paul Revere Life, and Unum America, collectively referred to as "the ceding companies", each entered into separate reinsurance agreements with Commonwealth Annuity and Life Insurance Company (Commonwealth), a subsidiary of Global Atlantic Financial Group, to reinsure on a coinsurance basis effective as of July 1, 2020 approximately 75 percent of the Closed Block individual disability business, primarily direct business written by the ceding companies. In March 2021, we completed the second phase of the reinsurance transaction, pursuant to which the ceding companies and Commonwealth amended and restated their respective reinsurance agreements to reinsure on a coinsurance and modified coinsurance basis, effective as of January 1, 2021, a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business previously assumed by the ceding companies. Commonwealth established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreements.

In December 2020, prior to entering into this reinsurance agreement with Commonwealth, the ceding companies recaptured their respective reinsurance agreements with Northwind Reinsurance Company (Northwind Re) pursuant to which substantially all of the ceding companies' Closed Block individual disability business had previously been fully ceded to Northwind Re. Northwind Re is an affiliated captive reinsurance subsidiary domiciled in the United States, with Unum Group as the ultimate parent.

In December 2020, Provident Life and Casualty Insurance Company (PLC), also a wholly-owned domestic insurance subsidiary of Unum Group, entered into an agreement with Commonwealth whereby PLC will provide a 12-year volatility cover to Commonwealth for the active life cohort (ALR cohort). On March 31, 2021, PLC and Commonwealth amended and restated this agreement to incorporate the ALR cohort related to the additional business that was reinsured between the ceding companies and Commonwealth as part of the second phase of the transaction. At the end of the 12-year coverage period, Commonwealth will retain the risk for the remaining incidence and claims risk on the ALR cohort of the ceded business. Under this volatility cover, annual settlements will be made equal to the difference between the actual and estimated cash flows and reserve changes during the year. Upon expiration of the 12-year period, a terminal settlement will be made based on the final reserves for the ALR cohort. Due to the nature of the volatility cover, the ALR cohort will be accounted for under the deposit method on a U.S. generally accepted accounting principles (GAAP) basis.

We have global catastrophic reinsurance coverage which covers all Unum Group insurance companies and includes four layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regard to a catastrophic event. Each layer provides coverage for all catastrophic events, including acts of war and any type of terrorism, up to $1 million of coverage per person per policy for each U.S. and Poland line of covered business, and up to £2 million of coverage for each U.K. covered line of business. We have the following coverage for 2022, after a $150 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	$50.0	50.0%
Second	55.0	55.0
Third	82.5	55.0
Fourth	165.0	55.0
Total Catastrophic Coverage	$352.5

In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, intercompany reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. Unum Limited has the following additional coverage for 2022, after a £75 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	£30.0	80.0%
Second	22.5	30.0
Total Catastrophic Coverage	£52.5

Unum Poland has additional global catastrophic reinsurance coverage of up to zł70 million with a maximum retention limit of zł0.8 million in 2021. Insurable events include passive war, as well as nuclear, chemical, biological and other forms of terrorism. This agreement was renewed with the same conditions for 2022.

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

The reserves reported in our financial statements contained herein are calculated in conformity with GAAP and differ from those specified by the laws of the various states and reported in the statutory financial statements of our insurance subsidiaries. These differences result from the use of mortality and morbidity tables and interest assumptions which we believe are more representative of the expected experience for these policies than those required for statutory accounting purposes and also result from differences in actuarial reserving methods.

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

Insurance Regulation and Oversight

Our U.S. insurance subsidiaries are subject to regulation and oversight by insurance regulatory authorities in the jurisdictions in which they do business and by the U.S. Department of Labor (DOL) on a national basis, primarily for the protection of policyholders. A limited subset of our products are also subject to regulation and oversight by the U.S. Department of Health and Human Services (HHS) with regard to privacy-related matters. The DOL enforces a comprehensive federal statute which regulates claims paying fiduciary responsibilities and reporting and disclosure requirements for most employee benefit plans. The HHS enforces the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which among other things, establishes standards for protecting the security and confidentiality of consumer personal and health information on certain covered health products. State insurance regulators in the U.S. generally have broad powers with respect to all aspects of the insurance business, including the power to: license and examine insurance companies; regulate and supervise sales practices and market conduct; license agents and brokers; approve policy forms; approve premium rates and subsequent increases thereon for certain insurance products; establish reserve requirements and solvency standards; place limitations on shareholder dividends; prescribe the form and content of required financial statements and reports; regulate the types and amounts of permitted investments; and regulate reinsurance transactions. Our U.S. insurance subsidiaries are examined periodically by their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can and have covered other subjects that an examining state may be interested in reviewing, such as market conduct issues and reserve adequacy. Examinations in other states more typically focus on market conduct, such as a review of sales practices, including the content and use of advertising materials and the licensing and appointing of agents and brokers, as well as underwriting, claims, and customer service practices, and identification and handling of unclaimed property to determine compliance with state laws. Our U.S. insurance subsidiaries are also subject to assessments by state insurance guaranty associations to cover the proportional cost of insolvent or failed insurers.

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

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the European Union (EU). A deal was reached on December 24, 2020, on the future trading relationship with the EU, which focused primarily on the trading of goods rather than the U.K.’s service sector. A memorandum of understanding on regulatory cooperation was signed by the EU and U.K. in March 2021, but no agreement on the equivalence of the regulatory regimes has yet been reached. The U.K. government is now reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations. We do not expect that the underlying operations of our U.K. business, nor the Polish business which is in the EU, will be significantly impacted by the withdrawal, but it is possible that we may experience some short-term volatility in financial markets, which could impact the fair value of investments, our solvency ratios, or the British pound sterling to dollar exchange rate.

Our Polish insurance subsidiary, Unum Zycie TUiR, is subject to regulation by the Komisja Nadzoru Finansowego (KNF) of the Financial Supervision Authority (FSA) in Poland. The KNF oversees the financial health and stability of financial services firms and is responsible for the prudential regulation and day-to-day supervision of insurance companies and other financial institutions.

Capital Requirements

Risk-based capital (RBC) standards for U.S. life insurance companies are prescribed by the National Association of Insurance Commissioners (NAIC). The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the NAIC RBC Model Act, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally. The NAIC approved a new and more granular RBC structure for fixed income asset capital charges on April 30, 2020 for 2020 year-end reporting. The structure expanded the fixed income asset designations from six to 20 categories. The NAIC subsequently adopted updated RBC factor values under the new structure for 2021 year-end reporting. These changes have increased our required capital levels and have been incorporated into our capital plans.

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

The NAIC continues its work to implement a group capital calculation that can be used by regulators in assessing the risks and financial position of insurance groups. The NAIC continues to push this initiative forward on an accelerated timeline, and we expect our lead state regulator, the Maine Bureau of Insurance, to adopt the group capital calculation standards in 2022. We are also monitoring developments around the implementation of reforms adopted by the International Association of Insurance Supervisors (IAIS) in November 2019 that established similar group capital requirements applicable to Internationally Active Insurance Groups (IAIGs). We are not subject to the reforms adopted by the IAIS; however, the requirements are a factor influencing the substance and timeframe of the reforms that will be adopted by the NAIC. We will continue to monitor the NAIC's activities on this issue but, based on the guidance issued to date, we do not expect the new capital standards to have a material impact on our capital management.

The NAIC has adopted a valuation manual containing a principles-based approach to life insurance company reserves for new business. The earliest effective date was January 2017 with a three-year optional period before mandatory adoption by January 2020. We elected a staged approach to the implementation of the new requirements, with no material impact on our statutory reserves.

The NAIC and state insurance regulators continue to examine the industry's use of captive insurance companies to transfer insurance risk and finance reserves required under current regulations. No changes in the use or regulation of captive reinsurers have been proposed by the NAIC, and we are unable to predict the extent of any changes that might be made. As a result of the recapture of the reinsurance agreements during 2020, no insurance risk remains in Northwind Re. In 2021, Northwind Re obtained a Certificate of Dormancy from the Vermont Department of Financial Regulation authorizing it to exist as a dormant captive insurance company. Therefore, Fairwind remains our only active captive reinsurer. We expect to continue our strategy of using a captive reinsurer to manage risks while monitoring the NAIC's study and proposed changes in regulations. See "Reinsurance" contained herein in this Item 1 for further discussion.

The PRA has statutory requirements, including capital adequacy and liquidity requirements and minimum solvency margins, to which Unum Limited must adhere as part of the provisions of Solvency II, an EU directive that is part of retained U.K. law pursuant to the European Union (Withdrawal) Act 2018, which prescribes capital requirements and risk management standards for the European insurance industry.  Our U.K. holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum UK Solvency II Group), which includes Unum Limited, are subject to group supervision under Solvency II.  The Unum UK Solvency II Group received approval from the U.K. PRA to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime is implemented.  In connection with the recent exit from the EU, the U.K. government is reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations.

See further discussion in "Risk Factors" contained herein in Item 1A and "Executive Summary," "Liquidity and Capital Resources" contained herein in Item 7 and Note 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Insurance Holding Company Regulation

We and our U.S. insurance subsidiaries (excluding captive reinsurers) are subject to regulation under the insurance holding company laws in the states in which our insurance subsidiaries are domiciled, which currently include Maine, Massachusetts, New York, South Carolina, and Tennessee. These laws generally require each insurance company that is domiciled in the state and a member of an insurance holding company system to register with the insurance department of that state and to furnish at least annually financial and other information about the operations of companies within the holding company system, including information concerning capital structure, ownership, management, financial condition, and certain intercompany transactions. Transactions between an insurer and affiliates in the holding company system generally must be fair and reasonable and, if material, require prior notice and approval by the domiciliary state insurance regulator.

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

Cybersecurity and Privacy Regulation

A growing number of federal, state, and foreign laws and regulations require companies, including insurance companies, to adopt measures designed to protect the security and privacy of personal information collected during the course of operations. These laws and regulations vary significantly across jurisdictions.

Cybersecurity has been an area of significant, and increasing, focus on the part of insurance regulators. The NAIC has adopted the Insurance Data Security Model Law (the Cybersecurity Model Law), which creates a legal framework that requires insurance companies to establish cybersecurity programs designed to protect the private data of consumers. The law outlines planned cybersecurity testing and the development of incident response plans for breach notification procedures. The model law must be adopted by individual state legislatures and insurance regulators in order to be effective in a particular state. At this time, among the states in which our insurance subsidiaries are domiciled, the model law has been adopted in Maine, South Carolina, and Tennessee. In March of 2017, The New York State Department of Financial Services' cybersecurity regulation (the NY DFS Cybersecurity Regulation) went into effect. This regulation contains similar provisions to the Cybersecurity Model Law.

We are also subject to several disparate laws and regulations governing the collection, processing, storage, and destruction of personally identifiable information. The California Consumer Privacy Act of 2018 (CCPA) was signed into law in June of 2018. The CCPA grants Californians several substantive rights with regard to personally identifiable information collected by businesses, including: (i) the right to know what information has been collected about them; (ii) the source of that information; (iii) how it has been shared; (iv) the right to require a business to delete such information; and (v) the right to opt out of certain transactions involving their information. In 2020, California adopted the California Privacy Rights Act (CPRA) which amends the CCPA. The majority of the provisions of the CPRA will go into effect on January 1, 2023. In 2021, both Virginia and Colorado adopted comprehensive privacy regulations similar to the CCPA/CPRA. Other states are considering adopting similar frameworks. Currently, significant portions of our business are exempt from the requirements of these laws, but it is uncertain whether that will continue to be the case as additional laws are adopted and current laws continue to be amended.

The General Data Protection Regulation of the European Union (EU) and the U.K. General Data Protection Regulation establish the legal framework for collecting and processing of personal information from individuals who live in the EU and U.K., respectively.

HIPAA and similar state statutes govern the disclosure and security of consumer health information. Under HIPAA and similar statutes, covered entities are subject to regulations regarding the disclosure and use of protected health information, the physical and procedural safeguards employed to protect the security of that information, and the electronic transmission of such information.

We continuously monitor federal, state and foreign legislative and regulatory developments to understand their potential impact on our profitability and resources.

Other Laws and Regulations

We are subject to the U.S. federal laws and regulations generally applicable to public companies, including the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange relating to public reporting and disclosure, accounting and financial reporting, corporate governance, and securities trading. Further, the Sarbanes-Oxley Act of 2002, and rules and regulations adopted under this regulation, have increased the requirements for us and other public companies in these and other areas.

The USA PATRIOT Act of 2001 (Patriot Act) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The National Defense Authorization Act for Fiscal Year 2021 (NDAA) makes the most significant changes to the U.S. anti-money laundering laws since the Patriot Act. The NDAA requires many U.S. companies to report their beneficial owners and establishes a new whistleblower program. We are not subject to the NDAA’s requirements but will monitor any developments resulting from the passage of the NDAA. Anti-money laundering laws outside of the United States contain some similar provisions. Additionally, other federal laws and regulations, including the Foreign Corrupt Practices Act and regulations issued by the Office of Foreign Assets Control, as well as the U.K.'s Bribery Act of 2010, have increased requirements relating to identifying customers, prohibiting transactions with certain organizations or individuals, watching for and reporting suspicious transactions, responding to requests for information by regulatory authorities and law enforcement agencies, sharing information with other financial institutions, and requiring the implementation and maintenance of internal practices, procedures, and controls.

We are subject to income, employment, premium, excise and other taxes related to both our U.S. and our foreign operations. On June 10, 2021, the Finance Act 2021 was enacted in the U.K., which establishes a U.K. corporate tax rate of 25 percent and is effective April 1, 2023. On July 22, 2020, the Finance Act 2020 was enacted, which established a U.K. corporate tax rate of 19 percent and was retroactively effective April 1, 2020.

See "Executive Summary" and "Liquidity and Capital Resources" contained herein in Item 7 and Notes 7 and 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for discussion of the impact to our financial position and results of operations as a result of these changes.

Federal, foreign, and state tax laws and regulations are subject to change, and any such change could materially impact our federal, foreign, or state taxes and reduce profitability as well as capital levels in our insurance subsidiaries.  We continually monitor tax legislative and regulatory developments to understand their potential impact on our profitability.

For further discussion of regulation, refer to "Risk Factors" contained herein in Item 1A.

Geographic Areas

Adjusted operating revenue, which excludes net investment gains and losses, for our Unum International segment was approximately 7 percent of our consolidated adjusted operating revenue in 2021 and approximately 6 percent in both 2020 and 2019. As of December 31, 2021, total assets equaled approximately 6 percent of consolidated assets and total liabilities equaled approximately 6 percent of consolidated liabilities for our Unum International segment. Fluctuations in the U.S. dollar relative to the local currencies of our Unum International segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further discussion of fluctuations in foreign currency exchange rates. See "Reporting Segments" contained herein in this Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum International's operating results.

Human Capital Resources

Human Capital

The Company is built on the promise of helping the working world thrive throughout life’s moments, an inspiring purpose that requires harnessing the creativity and energy of our employees. As of December 31, 2021, we employed approximately 10,300 employees, of which approximately 10,100 are full-time employees. Approximately 88 percent of our employees are in the United States, and the remaining 12 percent are international (United Kingdom, Ireland and Poland).

We have experienced higher voluntary turnover, which increased from 9.4 percent in 2020 to 15.6 percent in 2021. While our voluntary turnover is currently elevated, it remains below the U.S. Bureau of Labor Statistics' voluntary turnover benchmark of 15.9 percent for the U.S. finance and insurance industry. Recognizing that the marketplace for talent has become increasingly competitive, during the fourth quarter of 2021, we made additional investments to help retain talent in roles experiencing notable market pressure. This included targeted compensation adjustments to selected roles and individuals across the enterprise, based on external benchmarks and internal data.

While continuously monitoring workplace safety, our offices were open during 2021 and employees could voluntarily return to the office. However, as a result of the general uncertainty surrounding the COVID-19 pandemic, the majority of our employees continue to work remotely. Through the use of employee focus groups, meetings, and surveys, we heard the desire for a more fluid, modern approach of utilizing a hybrid schedule that combines workplace flexibility with a vibrant office setting. In the fourth quarter of 2021, we developed a flex work approach that maximizes the benefits of the office, such as networking, learning, and collaborative problem-solving, while offering employees the flexibility to decide where to effectively work each day based on work and life obligations. This approach ensures that we continue to grow, change, and thrive as an enterprise by helping to support a diverse workforce with a focus on employee wellbeing. Additionally, it supports our commitment to build an inclusive culture, creating diversity in how and where we work. The flex work approach is being implemented across our U.S. locations in early 2022. Our international locations each continue to follow their established strategies based on their local environment.

Compensation and Benefits

We provide compensation and benefits programs which support our employees’ health, wealth and life. In addition to competitive pay, other programs (which vary by country/region) include: annual bonus and employee recognition; stock awards and stock purchase; life, medical, pharmacy, telehealth, health reimbursement accounts; dental, vision, voluntary benefits and disability insurance; tuition and fitness reimbursement; 401(k) plan, financial education and planning support; off-cycle pay adjustments; student debt relief; back-up and emergency care services, employee assistance program and family building; paid time off and caregiver leave, paid parental leave; virtual stress management resources; on-site health resource centers and fitness centers and subsidized healthy food choices.

Inclusion and Diversity

We strive to create a workplace culture that attracts and retains the great talent needed to deliver for our customers, who represent a cross-section of society and its different communities, ethnic backgrounds, socioeconomic perspectives and physical abilities. We believe the best way to meet the needs of our customers and make better decisions is to reflect their diversity in our own workforce. Of our more than 10,300 employees, 66 percent identify as female; and 18 percent (excluding Poland) identify as members of a minority group.

We embrace the unique talents of every team member and help them reach their full potential. Our culture is built on a foundation of workplace values and principles called We Are Unum, a roadmap that outlines what employees bring to work each day and what they get from the Company in return.

In addition, we have a dedicated Office of Inclusion & Diversity focused on driving strategies to create a culture where inclusivity is an expectation for every employee and leader. We partner with diverse stakeholders to increase awareness and provide guidance to help operationalize inclusion through resources, programs and policies that enhance our workforce culture. Our Inclusion and Diversity (I&D) Council helps set and advance the I&D initiatives. The I&D Council includes representatives from each of our Business Networks and Employee Networks. Business Networks act as liaisons to our business and ensure I&D initiatives are successfully implemented throughout the enterprise. Employee Networks are designed to advance belonging and uniqueness across the company. Employee Networks also play a critical role in advising company decision-making on I&D strategy and issues, including identifying solutions to workforce engagement barriers. Our current Employee Networks and the employee groups they represent are as follows: UNITEd (Multicultural); enABLE (Disabilities); bePROUD (LGBTQ+); and upLIFT (Gender Equity).

We have established an expectation for all people leaders to embed inclusion and diversity into their performance goals. By embracing shared ownership for inclusion and diversity, leaders help drive inclusion at all levels.

Our ability to proactively attract, develop, and retain diverse, top talent is a critical component of our success. Our talent acquisition gives each candidate a customized recruiting experience. We are committed to diverse hiring and have embedded various initiatives within our selection process that allow us to drive positive results. The talent acquisition area actively partners with our office of I&D to ensure they utilize a multi-prong approach to attract and retain diverse talent. Our recruiters are certified diversity recruiters and have received specialized training in unconscious bias and our new recruiters complete this process during their first 90 days of employment. We actively partner with various national diverse organizations and associations to support diverse hiring at all levels.

Learning and Development

We place a strong emphasis on training and professional development for all levels of our workforce to ensure that people of every background have the tools to reach their full potential. All employees have one-to-one coaching sessions with their managers. On a quarterly basis, managers summarize conversations with meaningful documentation on key accomplishments, progress toward goals, and other areas of focus, including career development. Managers and employees also review next steps to help align activities with company goals. We believe continuous coaching conversations help all employees and managers work more effectively.

We offer numerous employee development programs, including:

•Accelerated Leadership Program: This program focuses on accelerating the leadership development of high-potential employees while they remain in their current roles. The goal of this program is to prepare the participants for promotion or strategic lateral movement within 12-18 months of graduation.
•Multicultural Leadership Development Program: This program focuses on championing equity and opportunity by preparing racially diverse employees to advance to higher levels of leadership.
•Actuarial Development Program (ADP), Accounting and Finance Development Program (AFDP) and Professional Development Program (PDP): These are multi-year rotational programs that focus on preparing participants to become future leaders of our company. The ADP and the AFDP focus on developing both leadership and finance-related technical skills, while the PDP focuses primarily on developing leadership combined with broad operational experience.
•Leader Academy: An online program which is available to managers, leaders, or any employee interested in moving into a management role. Each quarter, 12-week cohorts allow participants to learn about interpersonal effectiveness, elevating performance, strategic decision-making, and leading change.

We recognize that our employees are an important asset. Therefore, it is imperative that we continue to focus on the growth and development of our workforce in a meaningful way and provide them with the necessary support to achieve their career goals.

Employee Engagement

To ensure our employees are engaged and are effectively delivering on our mission and meeting our customers’ needs, we regularly conduct confidential employee surveys to obtain feedback and gain insights from our employees. These surveys are thoughtfully considered and actioned by leadership. We are committed to our employees’ growth and development and embrace the diversity of ideas for improvement. In our employee survey conducted in 2021, a total of 9,784 employees responded and approximately 80 percent of those employees indicated favorable engagement and would recommend the company as a great place to work.

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

Name	Age	Position
Richard P. McKenney	53	President and Chief Executive Officer and a Director
Steven A. Zabel	53	Executive Vice President, Chief Financial Officer
Michael Q. Simonds	48	Executive Vice President, Chief Operating Officer
Elizabeth C. Ahmed	47	Executive Vice President, People and Communications
Timothy G. Arnold	59	Executive Vice President, Voluntary Benefits and President, Colonial Life
Puneet Bhasin	59	Executive Vice President, Chief Information and Digital Officer
Lisa G. Iglesias	56	Executive Vice President, General Counsel
Martha D. Leiper	59	Executive Vice President, Chief Investment Officer
Christopher W. Pyne	52	Executive Vice President, Group Benefits
Mark P. Till	54	Executive Vice President and CEO, Unum International

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

Mr. Simonds was named Executive Vice President, Chief Operating Officer in February 2020. Prior to that, he served as Executive Vice President, President and Chief Executive Officer, Unum US from July 2013, after having served as Senior Vice President and Chief Operating Officer, Unum US from June 2012. He previously served as Senior Vice President, Growth Operations, Unum US from July 2010, and as Senior Vice President and Chief Marketing Officer, Unum US from March 2008. Mr. Simonds originally joined a Unum Group predecessor company in 1994, left the Company in 2000 to pursue his MBA, and rejoined the Company in 2003.

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

Ms. Iglesias was named Executive Vice President, General Counsel upon joining the Company in January 2015. She served as Senior Vice President, General Counsel and Secretary of WellCare Health Plans, Inc., a managed care company, from February 2012 to December 2014, having first joined WellCare in February 2010 as Vice President, Securities and Assistant General Counsel. Prior to that, she served as General Counsel and Corporate Secretary for Nordstrom, Inc., a fashion specialty retailer, from 2007 to 2008.

Ms. Leiper was appointed Executive Vice President, Chief Investment Officer of the Company in October 2019. She joined the Company from USAA, a provider of financial services to the military community, where she served as Senior Vice President, Corporate Finance and Enterprise Money Movement from October 2016 to October 2019 and, before that, as Senior Vice President, Corporate Finance and Investments from May 2015 to September 2016 and Senior Vice President, Chief Investment Officer from May 2010 to May 2015. Ms. Leiper previously worked at Unum Group as Senior Vice President and Deputy Chief Investment Officer from January 2006 to May 2010.

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

Mr. Till was named Executive Vice President and CEO, Unum International in April 2021. He served as Executive Vice President and CEO Designate, Unum International after joining Unum in February 2021. Prior to joining the Company, Mr. Till served from July 2020 to January 2021 as Managing Director, Platform Solutions at Aegon, an international financial services organization, in the U.K. (Aegon UK). While at Aegon UK, he served as Managing Director, Digital Solutions from May 2018 to July 2020, as Chief Distribution and Marketing Officer from June 2016 to May 2018, and as Managing Director, Customer Value Management from September 2015 to June 2016. He previously served as Head of Personal Investing and Marketing Director for Fidelity International from January 2012 to February 2015.

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

COVID-19

The COVID-19 pandemic is negatively impacting certain aspects of our business and, depending on severity and duration beyond current experience, could continue to have a material adverse effect on our financial position, results of operations, liquidity and capital resources, and overall business operations.

The COVID-19 pandemic continues to cause significant disruption to the global economy and has resulted in unfavorable impacts to our company as well as the overall insurance industry. Due to the volatile and unprecedented nature of these events, we still cannot fully estimate the ultimate duration or impact of the COVID-19 pandemic. Further events that we are unable to control, such as additional virus mutations, changes in mortality levels, spikes in the number of cases of COVID-19, and the related responses by government authorities and businesses, continue to present risks to our business. A continuation or an increase in the elevated level of deaths related to COVID-19 could result in continued higher mortality within our life product lines. In addition, we may continue to experience higher claim incidence in our disability products and higher expenses related to our leave management services.

Although economic conditions have improved since the initial impacts related to the COVID-19 pandemic, if economic conditions worsen as a result of continued effects from COVID-19 or other pandemic events, that may adversely affect the financial condition of current or potential customers, which may result in lower sales or other negative impacts to customer purchasing patterns. This may put strain on our liquidity and capital position and may also result in a decline in premium income. If we experience unfavorable developments related to our revenues, benefits, or expenses, we may correspondingly experience adverse impacts to our overall future profitability and growth, which may alter the timing and magnitude of our plans for overall business growth. In addition, these unfavorable developments may result in the impairment or write-off of certain assets such as premiums receivable, deferred acquisition costs (DAC), goodwill, property and equipment, value of business acquired (VOBA), and right-of-use assets, or the establishment of a valuation allowance regarding the realization of our deferred tax assets.

If economic conditions worsen as a result of continued effects from COVID-19 or other pandemic events, that may also result in the inability for companies to make interest and principal payments on their debt securities or mortgage loans that we hold for investment purposes. Accordingly, although we maintain a disciplined approach regarding our overall investment strategy, we may still incur significant losses that can result in a decline in net investment income and/or material increases in credit losses on our investment portfolio. With respect to commercial real estate, there could be potential impacts to estimates of expected losses resulting from lower underlying values, reflecting current market conditions at that time.

Although we have access to significant amounts of liquidity, which include a credit facility and our facility agreement for contingent issuance of senior notes, FHLB arrangements, and the ability to liquidate certain investments, it may be insufficient or even inaccessible if we are not in compliance with required covenants under our borrowing arrangements or if the associated lenders are unable to provide funds. In addition, if investment markets become illiquid or severely impaired, we may be unable to liquidate our investments in a timely and advantageous manner.

From an operational perspective, our employees, sales associates, brokers and distribution partners, as well as the workforces of our vendors, service providers, and counterparties, may also continue to be adversely affected by the COVID-19 pandemic or efforts to mitigate the pandemic, including government-mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures. These measures could result in an adverse impact on our ability to conduct our business, including our ability to sell our policies and our ability to adjudicate and pay claims in a timely manner. Additionally, many of our employees are currently working remotely and have been doing so for an extended period of time. This working environment may expose us to various additional risks such as elevated cybersecurity vulnerability resulting from the wide-scale remote usage of our company networks and risks to the effectiveness of our internal controls over financial reporting.

Furthermore, any future pandemic could present risks similar to or different from those experienced during the COVID-19 pandemic, including the risk of a material adverse effect on our customers, investments, workforce, or operations. There is no guarantee that processes we have developed in order to adapt to the COVID-19 pandemic would succeed in allowing us to adapt to any future pandemic, which may have materially different characteristics than the COVID-19 pandemic.

To the extent the COVID-19 pandemic adversely affects our business, financial position, results of operations, liquidity and capital resources, and overall business operations, it may also have the effect of heightening many of the other risks disclosed herein in this Item 1A "Risk Factors".

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

Declines in interest rates or the continuance of the current level of low interest rates and yields on fixed income investments may cause the rates of return on our investment portfolio to decrease more than expected, leading to lower net investment income than assumed in the pricing and reserving for our insurance products. An interest, or discount, rate is used in calculating reserves for our insurance products. We set our GAAP reserve discount rate assumptions based on our current and expected future investment yield for assets supporting the reserves, considering current and expected future market conditions. If the discount rate assumed in our reserve calculations is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In that case, the reserves may eventually be insufficient, resulting in the need to increase our reserves and/or contribute additional capital to our insurance subsidiaries, either of which could have a material adverse effect on our results of operations or financial condition. Similarly, we are required to perform annual adequacy testing that considers multiple interest rate scenarios, to ensure our statutory reserves continue to meet statutory requirements, which could also require us to increase our statutory reserves and/or contribute additional capital.

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

Factors such as unemployment levels, consumer confidence levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, inflation, pandemics, and the threat of terrorism all affect the business and economic environment and, ultimately, the amount and profitability of our businesses. In particular, the recent high level of inflation may negatively affect the discretionary spending of our customers, which could result in lower sales. More generally, given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income, reduced consumer spending, and lower corporate earnings and investment, new product sales may be adversely affected. Our premium growth may also be negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. In addition, during such periods we may experience higher claims incidence, longer claims duration, and/or an increase in policy lapses, any of which could have a material adverse effect on our results of operations or financial condition.

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

We use derivative financial instruments to help us manage certain risks related to our business operations, primarily foreign currency risk. We also may use derivative financial instruments to help us manage interest rate risk and risk related to matching duration for our assets and liabilities. Factors associated with derivative financial instruments could adversely affect our results of operations, financial condition, or liquidity. Ineffectiveness of our hedges due to changes in expected future events, such as the risk created by uncertainty in the economic environment or if our counterparties fail or refuse to honor their obligations under these derivative instruments, may have a material adverse effect on our results of operations or financial condition. Capital market turmoil may result in an increase in the risk of non-performance by our counterparties, many of which are financial institutions. Non-performance by our counterparties may force us to unwind hedges, and we may be unable to replace the hedge, thereby leaving the risk unhedged. Under the terms of our hedging contracts, we are required to post collateral and to maintain a certain level of collateral, which may adversely affect our liquidity and could subject us to the credit risk of the counterparty to the extent it holds such collateral. Changes in regulations may have an adverse effect on our ability to execute hedging strategies due to the increased economic cost of derivatives, primarily as a result of more restrictive collateral requirements.

London Interbank Offered Rate (LIBOR) transition

We are continuing to monitor the developments surrounding the transition from LIBOR. We have evaluated our existing financial arrangements which primarily include investments, derivatives, and debt agreements and also have evaluated our insurance and reinsurance contracts and have determined that we will not be impacted significantly from this transition. In those circumstances where we do have financial or other contracts that are impacted by the LIBOR transition, we are appropriately modifying those contracts to reference a suitable alternative rate or are comfortable with the existing fallback language in those contracts. Additionally, we are avoiding utilizing LIBOR in new agreements.

Currency translation could materially impact our reported operating results.

The functional currency of our U.K. and Polish operations is the British pound sterling and the Polish zloty, respectively. Fluctuations in exchange rates impact our reported financial results, which may be unfavorably affected when the functional currency weakens. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert our functional currency into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K or Poland.

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

Historical results may not be indicative of future performance due to, among other things, changes in our mix of business, repricing of certain lines of business, or any number of economic cyclical effects on our business. Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by us using actuarial and statistical procedures. Actual experience may differ from our reserve assumptions. There can be no assurance that our reserves will be sufficient to fund our future liabilities in all circumstances. Future loss development may require reserves to be increased, which would adversely affect earnings in current and future periods. Life expectancies may continue to increase, which could lengthen the time a claimant receives disability or long-term care benefits and could result in a change in mortality assumptions and an increase in reserves for these and other long-tailed products. Adjustments to reserve amounts may also be required in the event of changes from the assumptions regarding future morbidity (which represents the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors); premium rate increases; persistency; policy benefit offsets, including those for social security and other government-based welfare benefits; and interest rates used in calculating the reserve amounts, which could have a material adverse effect on our results of operations or financial condition.

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

Within the group disability market, pricing and renewal actions can be taken in response to higher claim rates and higher administrative expenses. However, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The pricing actions available in the individual disability market differ among product classes. Our individual noncancelable disability policies, in which the policy is guaranteed to be renewable through the life of the policy at a fixed premium, do not permit us to adjust premiums on our in-force business. Guaranteed renewable contracts that are not noncancelable can be repriced to reflect adverse experience, but rate changes cannot be implemented as quickly as in the group disability market.

Long-term Care Insurance

Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new product for the insurance industry and is long-duration in nature, there is not as much historical data as is available for our other products, especially at advanced ages. This creates a level of uncertainty in properly pricing the product and using appropriate assumptions when establishing reserves. Long-term care insurance is guaranteed renewable and can be repriced to reflect adverse experience, but the repricing is subject to regulatory approval by our states of domicile and may also be subject to approval by jurisdictions in which our policyholders reside. The rate approval process can affect the length of time in which the repricing can be implemented, if at all, and the rate increases ultimately approved may be unfavorable relative to assumptions used to establish our reserves. We monitor our own experience and industry studies concerning morbidity, mortality, and policyholder terminations to understand emerging trends.  Changes in actual experience relative to our expectations may adversely affect our profitability and reserves.  To the extent mortality improves for the general population, and life expectancies increase, the period for which a claimant receives long-

term care benefits may lengthen and the associated impact of advanced aging of policyholders may cause an increase in claims incidence. Medical advances may continue to have an impact on claim incidence and duration, both favorable and unfavorable. Due to the long duration of the product, the timing and/or amount of our investment cash flows are difficult to match to those of our maturing liabilities. Sustained periods of low or declining interest rates could result in increases in reserves and adversely affect our results of operations.

Group Life Insurance

Group life insurance may be affected by the characteristics of the employees insured, the amount of insurance employees may elect voluntarily, our risk selection process, our ability to retain employer groups with favorable risk characteristics, the geographical concentration of employees, and mortality rates. Claim incidence may also be influenced by unexpected catastrophic events such as terrorist attacks, natural disasters, and pandemic health events, which may also affect the cost of and availability of reinsurance coverage. Within the group life market, pricing and renewal actions can be taken in response to higher claim rates and higher administrative expenses. However, these actions take time to implement, and there is a risk that the market will not sustain increased prices.

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

We have intangible assets such as DAC, VOBA, and goodwill. DAC and VOBA are amortized based primarily upon expected future premium income of the related insurance policies. Recoverability testing for DAC and VOBA is performed on an annual basis. Insurance contracts are grouped on a basis consistent with our manner of acquiring, servicing, and measuring profitability of the contracts. If recoverability testing indicates that either DAC and/or VOBA are not recoverable, the deficiency is charged to expense.

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

Long-lived assets, including assets such as real estate, right-of-use assets, and information technology software, also may require impairment testing to determine whether changes in circumstances indicate that we may be unable to recover the carrying amount.

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

Operational Risks

We may be unable to hire and retain qualified employees which may adversely affect our business, results of operations, or financial condition.

The talent and contributions of our employees are critical to meeting our business needs. Our future success depends on our ability to hire and retain qualified personnel. In recent periods we have experienced higher turnover compared to our historical experience, as many employees seek higher wages, new careers, or choose to exit the workforce entirely. The greater opportunities for fully remote or hybrid working arrangements have contributed to this trend, as many employees are no longer limited to employers located in their local area. We have taken steps to address this challenge, including updating compensation structures, allowing for more hybrid or remote working arrangements, and taking advantage of opportunities to recruit highly skilled employees from other employers. However, any prolonged stress on our ability to retain or recruit employees may result in increased labor costs and could adversely affect our ability to conduct and manage our business.

A cyber attack or other security breach could disrupt our operations, result in the unauthorized disclosure or loss of confidential data, damage our reputation or relationships, and expose us to significant financial and legal liability, which may adversely affect our business, results of operations, or financial condition.

We store confidential information about our business and our policyholders, employees, agents and others on our information technology systems, including proprietary and personally identifiable information. As part of our normal business operations, we use this information and engage third-party providers, including outsourcing, cloud computing, and other business partners, that store, access, process, and transmit such information on our behalf. We devote significant resources and employ security measures to help protect our information technology systems and confidential information, and we have programs in place to detect, contain, and respond to information security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party providers may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise our information security. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, or other cyber attacks, computer viruses, malicious codes, and similar means of unauthorized and destructive tampering. Specifically, we have seen an increase in the number and sophistication of phishing attacks that seek access to our systems through emails sent to our employees. We have taken action to provide additional training to increase awareness of the potential for these attacks among our workforce.

We and our third-party providers have experienced and likely will continue to experience information security incidents from time to time. Although known incidents have not had a material effect on our business or financial condition, there is no assurance that our security systems and measures will be able to prevent, mitigate, or remediate future incidents that could have such an effect. A successful penetration or circumvention of the security of our information technology systems, or those of third parties with whom we do business, including a ransomware attack that locks or freezes systems until the payment of a ransom, could cause serious negative consequences for us, including significant disruption of our operations, unauthorized disclosure or loss of confidential information, harm to our brand or reputation, loss of customers and revenues, violations of privacy and other laws, and exposure to litigation, monetary damages, regulatory enforcement proceedings, fines, and potentially criminal proceedings and penalties. If we are unaware of the incident for some time after it occurs, our exposure could increase. In addition, the costs to address or remediate systems disruptions or security threats or vulnerabilities, whether before or after an incident, could be significant. As we continue to build our digital capabilities and focus on enhancing the customer experience, the amount of information that we retain and share with third parties, as well as our reliance on them, is likely to grow, increasing the cost to prevent data security breaches and the cost and potential consequences of such breaches. An information technology systems failure could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Further, successful cyber-attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer and investor confidence in financial institutions that could negatively affect us.

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

We maintain our credit facility as a potential source of liquidity. Our right to borrow funds under this facility is subject to financial covenants, negative covenants, and events of default. Our ability to borrow under this facility is also subject to the continued willingness and ability of the lenders to provide funds. Our failure to comply with the covenants in the credit facility or the failure of lenders to fund their lending commitments would restrict our ability to access the facility when needed, with a resulting adverse effect on our results of operations, financial condition, or liquidity.

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

See "Regulation" contained herein in Item 1,"Critical Accounting Estimates" and "Liquidity and Capital Resources" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A, and Notes 8, 14, and 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

General Risks

We and our insurance subsidiaries are subject to extensive supervision and regulation. Changes in laws and regulations that affect our industry or findings from examinations and investigations may affect the cost or demand for our products, increase capital and reserving requirements for our insurance subsidiaries, and adversely affect our profitability, liquidity, or growth.

Our insurance subsidiaries are subject to extensive supervision and regulation in the United States and abroad. The primary purpose of insurance regulation is to protect policyholders, not stockholders. To that end, regulatory authorities, including state insurance departments in the United States, the PRA in the United Kingdom, and the KNF in Poland have broad administrative powers over many aspects of the insurance business, including requiring various licenses, permits, authorizations, or accreditations, which our insurance subsidiaries may not be able to obtain or maintain, or may be able to do so only at great cost. In addition, we and our insurance subsidiaries may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies and insurance holding companies. These laws and regulations can be complex and subject to differing interpretations and are regularly re-examined. Existing or future laws and regulations, and the manner in which they are interpreted or applied, may become more restrictive or otherwise adversely affect our operations. For example, they may restrict or prohibit the payment of dividends by our subsidiaries to us, restrict transactions between subsidiaries and/or between us and our subsidiaries, and may require contributions of capital by us to our insurance subsidiaries even if we are otherwise in compliance with stated requirements. Failure to comply with or to obtain appropriate exemptions under any applicable laws or regulations could result in restrictions on the ability of our insurance subsidiaries to do business in one or more of the jurisdictions in which they operate and could result in fines and other sanctions, which may have a material adverse effect on our business or results of operations.

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

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our insurance subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. For instance, the NAIC or state regulators may adopt further revisions to statutory reserving standards or the RBC formula, the PRA may revise its capital adequacy requirements and minimum solvency margins, the IAIS may adopt capital requirements to which we could be subject, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital contributions by us to our insurance subsidiaries. We have received permission to follow accounting practices that differ from statutory accounting principles prescribed by the NAIC for certain of our insurance subsidiaries which, if revoked or altered, could have a material adverse effect on our financial condition and possibly trigger a regulatory event. Increased financial services regulation, which could include activities undertaken by the NAIC and regulatory authorities in the U.K., Poland, and the EU may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries. The United Kingdom's Financial Ombudsman Service, which was established to help settle disputes between consumers and businesses providing financial services, and the FCA, which has rule-making, investigative, and enforcement powers to protect consumers, may hamper our ability to do business, which could have a material adverse effect on our U.K. operations.

Our financial statements are subject to the application of generally accepted accounting principles, in the United States, the United Kingdom, and Poland, which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies within these countries, which may also be influenced by the International Accounting Standards Board. Future accounting standards we adopt, including the U.S. Financial Accounting Standards Board's accounting standard update related to long-duration targeted improvements for insurance contracts, will change current accounting and disclosure requirements applicable to our financial statements. Such changes will have a material effect on our reported results of operations and financial condition and may impact the perception of our business by external stakeholders including the rating agencies that assign the issuer credit rating on Unum Group.

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

Changes in privacy and cybersecurity laws and regulations may result in cost increases as a result of system implementations, administrative processes, effects of potential noncompliance, and limitations or constraints of our business models.

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the European Union (EU). A deal was reached on December 24, 2020 on the future trading relationship with the EU, which focused primarily on the trading of goods rather than the U.K.’s service sector. A memorandum of understanding on regulatory cooperation was signed by the EU and U.K. in March 2021, but no agreement on the equivalence of the regulatory regimes has yet been reached. The U.K. government is now reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations. We do not expect that the underlying operations of our U.K. business, nor the Polish business which is in the EU, will be significantly impacted by the withdrawal, but it is possible that we may experience some short-term volatility in financial markets, which could impact the fair value of investments, our solvency ratios, or the British pound sterling to dollar exchange rate.

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

We compete based in part on the financial strength ratings provided by rating agencies. Although we maintain an ongoing dialogue with the rating agencies that assign financial strength ratings to our insurance subsidiaries, the rating agencies may revise the criteria that is used to evaluate the financial strength of our insurance subsidiaries which could lead to placing our rating on "credit watch" or "under review" and ultimately lead to a downgrade. A downgrade of our financial strength ratings may adversely affect us and could potentially, among other things, adversely affect our relationships with distributors of our products and services and retention of our sales force, negatively impact persistency and new sales, and generally adversely affect our ability to compete. A downgrade in the issuer credit rating assigned to Unum Group can be expected to adversely affect our cost of capital and our ability to raise additional capital. If we are downgraded significantly, ratings triggers in our derivatives financial instrument contracts may result in our counterparties enforcing their option to terminate the derivative contracts. Such an event may have a material adverse effect on our financial condition or our ability to hedge our risks.

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

Our actions to incorporate environmental, social, and governance standards may not meet expectations of investors, regulators, customers, employees, and other stakeholders.

Our sustainability strategic framework creates long-term value for stakeholders by implementing business practices that incorporate environmental, social, and governance (ESG) factors, with a focus on accelerating our efforts around responsible investments, inclusive products and services, and reducing environmental impact. We include ESG considerations in our fundamental investment analysis of the companies or projects we invest in to ensure that their values or agendas align with our own and those of our stakeholders. Investors, regulators, current and prospective customers, employees, and other stakeholders may evaluate our business according to certain ESG standards and expectations. As our ESG framework matures and we continue to integrate ESG standards in coordination with other business priorities, our ESG-related efforts may not prove completely effective or may not satisfy our key stakeholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2021, we owned office space comprised of five campuses located in Chattanooga, Tennessee; Portland, Maine; Columbia, South Carolina; Baton Rouge, Louisiana; and Dorking in the United Kingdom. In addition, as of December 31, 2021, we leased office space in Worcester, Massachusetts and various other locations throughout the United

States, the United Kingdom, Ireland, and Poland. Substantially all of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. We believe our properties and facilities are suitable and adequate for current operations.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is UNM. Quarterly dividends declared and paid per share of common stock are as follows:

2021
4th Quarter	$0.300
3rd Quarter	0.300
2nd Quarter	0.285
1st Quarter	0.285

2020
4th Quarter	$0.285
3rd Quarter	0.285
2nd Quarter	0.285
1st Quarter	0.285

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

As of February 23, 2022, there were 8,200 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2021.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1)(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
October 1 - October 31, 2021	—	$—	—	$250,000,000
November 1 - November 30, 2021	1,994,156	25.72	1,994,156	200,000,000
December 1 - December 31, 2021	—	—	—	200,000,000
Total	1,994,156		1,994,156

(1) In October 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock through December 2022.

(2) In November 2021, we entered into an accelerated repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received an initial delivery of 1,445,087 shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. We simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock at our option. The final price adjustment settlement, along with the delivery of the remaining shares, also occurred in November 2021, resulting in the delivery to us of 499,069 additional shares. In total, we repurchased 1,944,156 shares pursuant to the accelerated repurchase agreement.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented in this section should be read in conjunction with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, "Risk Factors" included herein Item 1A, and the Consolidated Financial Statements and notes thereto included in Item 8.

Executive Summary

2021 Operating Performance and Capital Management

For 2021, we reported net income of $824.2 million, or $4.02 per diluted common share, compared to net income of $793.0 million, or $3.89 per diluted common share, in 2020.

Included in our results for 2021 are:

•A net investment gain, excluding the net realized investment gain related to the second phase of the Closed Block individual disability reinsurance transaction, of $9.1 million before tax and $7.2 million after tax, or $0.03 per diluted common share;
•The impact from the second phase of the Closed Block individual disability reinsurance transaction, which resulted in a net loss of $71.7 million before tax and $56.7 million after tax, or $0.27 per diluted common share;
•Amortization of the cost of reinsurance of $79.1 million before tax and $62.3 million after tax, or $0.31 per diluted common share;
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
•An impairment loss on the right-of-use (ROU) asset relating to one of our operating leases of $13.9 million before tax and $11.0 million after tax, or $0.05 per diluted common share; and,
•Tax expense related to a U.K. tax rate increase of $24.2 million, or $0.12 per diluted common share.

Included in our 2020 results are:

•A net investment loss, excluding the net realized investment gain related to the first phase of the Closed Block individual disability reinsurance transaction, of $103.2 million before tax and $82.3 million after tax, or $0.40 per diluted common share;
•The impact from the first phase of the Closed Block individual disability reinsurance transaction, which resulted in a net loss of $3.2 million before tax and a net gain of $34.0 million after tax, or $0.17 per diluted common share;
•Amortization of the cost of reinsurance of $2.6 million before tax and $2.0 million after tax, or $0.01 per diluted common share;
•A reserve increase related to assumption updates of $169.0 million before tax and $133.5 million after tax, or $0.66 per diluted common share;
•Costs related to an organizational design update in the amount of $23.3 million before tax and $18.6 million after tax, or $0.09 per diluted common share; and,
•An impairment loss on the ROU asset related to one of our operating leases of $12.7 million before tax and $10.0 million after tax, or $0.05 million per diluted common share.

Adjusting for these items, after-tax adjusted operating income for 2021 was $890.7 million, or $4.35 per diluted common share compared to $1,005.4 million, or $4.93 per diluted common share for 2020. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 7 for a reconciliation of these items.

Our Unum US segment reported a decrease in income before income tax and net investment gains and losses of 17.6 percent in 2021 compared to 2020, which includes a reserve decrease related to an assumption update in our group disability product line of $215.0 million. Excluding this item, our Unum US segment reported a decrease in adjusted operating income of 43.7 percent in 2021 compared to 2020, due to unfavorable benefits experience, particularly in the group disability and life product lines. The benefit ratio, excluding the previously discussed reserve decrease, for our Unum US segment for 2021 was 74.9 percent, compared to 68.8 percent in 2020. Unum US sales decreased 5.8 percent in 2021 compared to 2020. Overall persistency was generally consistent relative to the prior year period. See "Reserve Assumption Updates" contained herein for further discussion.

Our Unum International segment reported an increase in adjusted operating income, as measured in U.S. dollars, of 38.0 percent in 2021 compared to 2020. As measured in local currency, our Unum UK line of business reported an increase in adjusted operating income of 33.3 percent compared to 2020 due primarily to higher net investment income and lower operating expenses, partially offset by unfavorable benefits experience. The benefit ratio for our Unum UK line of business was 79.6 percent in 2021 compared to 78.9 percent in 2020. Unum International sales, as measured in U.S. dollars, increased 16.9 percent in 2021 compared to 2020. Unum UK sales, as measured in local currency, increased 7.6 percent in 2021 compared to 2020. Overall persistency was higher relative to the prior year period.

Our Colonial Life segment reported a slight decrease in adjusted operating income of 1.8 percent in 2021 compared to 2020 due primarily to lower premium income and unfavorable benefits experience, mostly offset by higher net investment income and lower operating expenses. The 2021 benefit ratio for Colonial Life was 53.9 percent, compared to 52.9 percent in 2020. Colonial Life sales increased 16.1 percent in 2021 compared to 2020. Overall persistency was higher relative to the prior year period.

Our Closed Block segment reported income before income tax and net investment gains and losses of $142.7 million in 2021, which includes reserve increases related to the assumption updates, the impact related to the second phase of the Closed Block individual disability reinsurance transaction, and the amortization of the cost of reinsurance, compared to a loss of $1,235.7 million in 2020, which includes reserve increases related to the assumption updates, the impact related to the first phase of the Closed Block individual disability reinsurance transaction, and the amortization of the cost of reinsurance. Excluding these items, our Closed Block segment reported adjusted operating income of $394.7 million in 2021 compared to $241.4 million in 2020. The long-term care interest adjusted loss ratio for 2021, excluding the reserve assumption updates, was less favorable compared to 2020 but continues to be lower than our long-term expectations. The individual disability interest adjusted loss ratio, excluding the reserve assumption update in 2021 and the reserve recognition impacts from both phases of the Closed Block individual disability reinsurance transaction, was favorable in 2021 compared to 2020. See "Reserve Assumption Updates" and "Closed Block Individual Disability Reinsurance Transaction" contained herein for further discussion.

Our net investment income yields continue to be pressured by the low interest rate environment as we maintain consistent credit quality in our invested asset portfolio. The net unrealized gain on our fixed maturity securities was $5.9 billion at December 31, 2021, compared to $7.6 billion at December 31, 2020, with the decrease due primarily to an increase in U.S. Treasury rates. The earned book yield on our investment portfolio increased to 4.85 percent for 2021 compared to a yield of 4.75 percent for 2020 driven primarily by increases in the net asset values (NAV) of our private equity partnerships in 2021.

We believe our capital and financial positions are strong. At December 31, 2021, the RBC ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 395 percent, which is in line with our expectations. We repurchased 1.9 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $50 million during 2021. Our weighted average common shares outstanding, assuming dilution, equaled 204.8 million for 2021 compared to 203.8 million for 2020. As of December 31, 2021, Unum Group and our intermediate holding companies had available holding company liquidity of $1,515 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, and asset-backed securities.

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

In connection with the first phase of the reinsurance transaction which occurred in December 2020, the ceding companies paid a total ceding commission to Commonwealth of $437.7 million. In connection with the second phase of the reinsurance transaction which occurred in March 2021, Commonwealth paid a ceding commission to the ceding companies of $18.2 million. The ceding companies transferred assets, which consisted primarily of cash and fixed maturity securities, of $6,669.8 million and $767.0 million for the first phase in December 2020 and the second phase in March 2021, respectively. In addition, we recognized the following items for the first phase in December 2020 and the second phase in March 2021, respectively:

•Net realized investment gains totaling $1,302.3 million and $67.6 million before tax, or $1,028.8 million and $53.4 million after tax, related to the transfer of investments.
•Increase in benefits and change in reserves for future benefits of $1,284.5 million and $133.1 million, or $1,014.7 million and $105.1 million after tax, resulting from the realization of previously unrealized investment gains and losses recorded in accumulated other comprehensive income.
•Transaction costs totaling $21.0 million and $6.2 million, or $16.6 million and $5.0 million after tax.
•Reinsurance recoverable of $6,141.5 million and $990.0 million related to the policies on claim status (DLR cohort).
•Cost of reinsurance, or prepaid reinsurance premium, of $815.7 million and $43.1 million related to the DLR cohort. The related amortization of the cost of reinsurance was $2.6 million and $79.1 million, or $2.0 million and $62.3 million after tax.
•Deposit asset of $88.2 million and $5.0 million related to the ALR cohort.
•Tax benefit of $36.5 million, in connection with the first phase.
•Payable of $307.2 million related to the portfolio of invested assets associated with the business ceded on a modified coinsurance basis, in connection with the second phase.

We released approximately $200 million of capital during the first quarter of 2021 in addition to the $400 million that was released in December 2020. See "Reinsurance" contained herein in Item 1; "Segment Results," and "Liquidity and Capital Resources - Cash Available from Subsidiaries" contained herein in Item 7, and Notes 12 and 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the impacts related to this reinsurance transaction.

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

During the fourth quarter of 2020, we completed our annual review of policy and claim reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during the fourth quarter of 2020, we updated our reserve assumptions to reflect our current estimate of future benefit obligations and determined that our gross policy and claim reserves should be increased by $151.5 million before tax, or $119.7 million after tax, for our Closed Block long-term care product line due primarily to an update to our interest rate assumptions, partially offset by favorable premium rate increase approvals and inventory updates. Also during the fourth quarter of 2020, we updated our reserve assumptions and determined that our policy and claim reserves should be increased by $17.5 million before tax, or $13.8 million after tax, in our Closed Block group pension product line to reflect updated discount rate assumptions.

For further information related to the reserve assumption updates, see "Trends in Key Assumptions" contained herein in the "Critical Accounting Estimates" of this Item 7 and Note 6 of the "Notes to Consolidated Financial Statements" contained in Item 8.

Impairment Loss on Internal-Use Software

During the third quarter of 2021, we recognized an impairment loss of $12.1 million before tax, or $9.6 million after tax, for previously capitalized internal-use software that we no longer plan to utilize. We determined that this internal-use software would no longer be developed in order to focus our efforts on the development of software that better supports our long-term strategic goals. For further information related to the impairment loss on internal-use software, see Note 13 of the "Notes to Consolidated Financial Statements" contained in Item 8.

Impairment Losses on ROU Asset

During the second quarters of 2021 and 2020, we recognized impairment losses of $13.9 million and $12.7 million before tax, respectively, or $11.0 million and $10.0 million after tax, on the ROU asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment losses were recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. For further information related to the impairment losses on the ROU asset, see Note 15 of the "Notes to Consolidated Financial Statements" contained in Item 8.

Costs Related to Organizational Design Update

During the third quarter of 2020, we realigned certain parts of our organizational structure by shifting resources to accelerate growth, fund priority investments, and simplify and improve our business practices. In connection with this update, we incurred charges of $23.3 million before tax, or $18.6 million after tax, which primarily consisted of employee severance and benefit costs as well as costs related to lease terminations and the disposal of certain fixed assets. This update did not result in the exit or disposal of any of our lines of business.

U.K. Tax Law Change

On June 10, 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023, which resulted in $24.2 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in 2021. On July 22, 2020, the Finance Act 2020 was enacted, resulting in a U.K. tax rate increase from 17 percent to 19 percent, retroactively effective April 1, 2020, which resulted in $9.3 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in 2020.

U.K. Referendum

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the European Union (EU). A deal was reached on December 24, 2020 on the future trading relationship with the EU, which focused primarily on the trading of goods rather than the U.K.’s service sector. A memorandum of understanding on regulatory cooperation was signed by the U.K. and EU in March 2021, but no agreement on the equivalence of the regulatory regimes has yet been reached. The U.K. government is now reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations. We do not expect that the underlying operations of our U.K. business, nor the Polish business which is in the EU, will be significantly impacted by the withdrawal, but it is possible that we may experience some short-term volatility in financial markets, which could impact the fair value of investments, our solvency ratios, or the British pound sterling to dollar exchange rate. See "Regulation" contained herein in Item 1, "Risk Factors" contained herein in Item 1A, and "Unum International Segment" contained herein in this Item 7.

Coronavirus Disease 2019 (COVID-19)

On March 11, 2020, the World Health Organization identified the spread of COVID-19 as a pandemic. COVID-19 continues to cause significant disruption to the global economy and has unfavorably impacted our company as well as the overall insurance industry. Due to the volatile and unprecedented nature of these events, we still cannot fully estimate the ultimate impact of the COVID-19 pandemic. We continue to closely monitor pandemic trends that have and may continue to have adverse impacts on our business.

Results of Operations

We continue to see some pressure on our overall sales resulting from the impacts of COVID-19 including increased competition in the large-case market while we maintain risk and pricing discipline. Though we experienced improvements in sales activity during 2021 in certain of our product lines, if we continue to experience disruptions, our premium income in our principal operating segments may continue to be impacted. In addition, in certain of our product lines, we continued to see pressure in the number of lives insured with our customers as they navigated the current environment. With respect to premium collectability, as our outlook regarding the economic environment and the financial condition of our customers improved, we began to reduce the allowance for expected credit losses on our premiums receivable balances that we established during 2020. However, circumstances may deteriorate quickly which could result in the decline of persistency levels and sales growth in the near term, and potentially longer if the impacts of the pandemic persist, which may materially impact our results of operations.

We have experienced higher mortality in our life product lines and higher claim incidence in certain of our disability product lines. In the second half of 2021, we also experienced elevated mortality among working-age individuals who are covered by our Unum US group life and voluntary benefits products lines and typically have higher benefit amounts. With respect to our long-term care product line, we have experienced higher claimant mortality. We continue to monitor the benefits experience of all our products for trends potentially correlated with COVID-19. For further discussion regarding the benefits experience for each of our operating business segments, see "Segment Results" herein in this Item 7. See Notes 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information on our allowances for credit losses.

Financial Condition

Investments

We continue to monitor capital market activity on a regular basis and to the extent that there is increased volatility and ratings downgrades related to the issuers of our fixed maturity securities, we could experience further credit losses, an increase in defaults, and the need for additional capital in our insurance subsidiaries. However, we remain confident in the overall strength and credit quality of our investment portfolio.

Other

As a result of lower profitability in the short-term in our Unum US group life and accidental death and dismemberment product line, largely driven by the higher level of mortality experienced, we deferred less acquisition costs in 2021 which also lowered the profitability of that product line. If we continue to experience unfavorable trends in the above areas of focus, including a decline in persistency or a decline in profitability of the underlying business, our ability to defer acquisition costs may continue to be affected and we may also experience certain additional, correlated impacts such as an increase in the amortization of deferred acquisition costs, the write-off or impairment of certain assets such as premiums receivable, reinsurance recoverable, property and equipment, ROU assets, value of business acquired and goodwill. Furthermore, if the profitability of our businesses declines, we may also be required to establish a valuation allowance regarding the realization of our deferred tax assets.

Liquidity and Capital Resources

We have strengthened our liquidity position through actions such as maintaining a high level of short-term investments and a high level of collateral posted with the regional Federal Home Loan Banks (FHLB) from certain of our U.S. insurance subsidiaries. In November 2021, we entered into a 20-year facility agreement with a Delaware trust that gives us the right to issue and to sell to the trust, up to $400.0 million of 4.046% senior notes in exchange for a corresponding amount of U.S. Treasury securities held by the trust. We believe we have the appropriate liquidity and access to capital to avoid significant disruption to our operations. We have not yet experienced a significant impact to our liquidity as a result of the collection of premiums and submitted claims activity; however, we continually monitor the developments of these items. See "Liquidity and Capital Resources" contained herein in this Item 7, and Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information on the facility agreement with a Delaware trust.

As of December 31, 2021, we have borrowed $160.9 million of funds through our memberships with the regional FHLBs. Those funds are used for the purpose of investing in either short-term investments or fixed maturity securities, and we have additional borrowing capacity of approximately $992 million that can be utilized for liquidity if the need arises. Additionally, we have access to an unsecured revolving credit facility that allows us to borrow up to a total of $500.0 million. There are currently no outstanding borrowings on this facility, but we remain in compliance with required covenants should we choose to borrow in the future. We have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

To the extent that we begin to experience a significant impact to our liquidity, we would likely suspend planned share repurchases, sell highly liquid invested assets and/or borrow funds on our credit facility to meet operational cash flow requirements.

Business Operations

We have not experienced a significant disruption to our operational processes as a result of COVID-19. We have been able to successfully implement our business continuation plans to accommodate remote work arrangements for the safety of our employees and customers. We also have not experienced significant disruption to our financial reporting systems or internal control over financial reporting and disclosure controls and procedures as a result of COVID-19.

For further information, see "Risk Factors" contained herein in Item 1A.

Consolidated Company Outlook for 2022

We believe our strategy of providing financial protection products at the workplace puts us in a position of strength. The products and services we provide have never been more important to employers, employees and their families, especially given the COVID-19 pandemic. We continue to fulfill our corporate purpose of helping the working world thrive throughout life’s moments by providing excellent service to people at their time of need. Our strategy remains centered on growing our core businesses, through investing and transforming our operations and technology to anticipate and respond to the changing needs of our customers, expanding into new adjacent markets through meaningful partnerships and effective deployment of our capital across our portfolio.

Our near-term results will be influenced by COVID trends, specifically the mortality rate in the working-age individuals and the rate and severity of infections. As the pandemic impacts lessen, we anticipate seeing a recovery in our core business earnings from the underlying strength of our business. We expect positive operating trends in our core businesses during 2022, with solid premium growth and improving claim experience as impacts from COVID-19 lessen.

The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. We also may continue to experience further volatility in miscellaneous investment income primarily related to changes in partnership net asset values and bond call activity.

As part of our discipline in pricing and reserving, we continuously monitor emerging claim trends and interest rates. We will continue to take appropriate pricing actions on new business and renewals that are reflective of the current environment.

Our business is well-diversified by geography, industry exposures and case size, and we continue to analyze and employ strategies that we believe will help us navigate the current environment. These strategies allow us to maintain financial flexibility to support the needs of our businesses, while also returning capital to our shareholders. We have strong core businesses that have a track record of generating significant capital, and we will continue to invest in our operations and expand into adjacent markets where we can best leverage our expertise and capabilities to capture market growth opportunities as those opportunities emerge. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our financial objectives.

Further discussion is included in "Reconciliation of Non-GAAP Financial Measures," "Consolidated Operating Results," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained herein in this Item 7 and in the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of investment gains or losses and the amortization of the cost of reinsurance as well as certain other items as specified in the reconciliations below. Investment gains or losses primarily include realized investment gains or losses, expected investment credit losses, and gains or losses on derivatives. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

Investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of investment gains or losses. Although we may experience investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities.

As previously discussed, we have exited a substantial portion of our Closed Block individual disability product line through the two phases of the reinsurance transaction that were executed in December 2020 and March 2021. As a result, we exclude the amortization of the cost of reinsurance that was recognized upon the exit of the business related to the DLR cohort of policies. We believe that the exclusion of the amortization of the cost of reinsurance provides a better view of our results from our ongoing businesses.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

See "Executive Summary" contained herein in Item 7 and Notes 3, 6, 7, 8, 12, 13, and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion regarding the items specified in the reconciliations below.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Year Ended December 31
	2021		2020		2019
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
Net Income	$824.2	$4.02	$793.0	$3.89	$1,100.3	$5.24
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction (net of tax expense of $14.2; $273.5; $—)	53.4	0.26	1,028.8	5.05	—	—
Net Investment Gain (Loss), Other (net of tax expense (benefit) of $1.9; $(20.9); $(4.5))	7.2	0.03	(82.3)	(0.40)	(18.7)	(0.09)
Total Net Investment Gain (Loss)	60.6	0.29	946.5	4.65	(18.7)	(0.09)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs (net of tax benefit of $29.2; $274.2; $—)	(110.1)	(0.53)	(1,031.3)	(5.06)	—	—
Amortization of the Cost of Reinsurance (net of tax benefit of $16.8; $0.6; $—)	(62.3)	(0.31)	(2.0)	(0.01)	—	—
Net Tax Benefits of Reinsurance Transaction	—	—	36.5	0.18	—	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(172.4)	(0.84)	(996.8)	(4.89)	—	—
Net Reserve Change Related to Reserve Assumption Updates (net of tax expense (benefit) of $38.1; $(35.5); $—)	143.3	0.70	(133.5)	(0.66)	—	—
Impairment Loss on Internal-Use Software (net of tax benefit of $2.5; $—; $—)	(9.6)	(0.05)	—	—	—	—
Cost Related to Early Retirement of Debt (net of tax benefit of $14.1; $—; $5.7)	(53.2)	(0.26)	—	—	(21.6)	(0.11)
Impairment Loss on ROU Asset (net of tax benefit of $2.9; $2.7: $—)	(11.0)	(0.05)	(10.0)	(0.05)	—	—
Impact of U.K. Tax Rate Increase	(24.2)	(0.12)	—	—	—	—
Costs Related to Organizational Design Update (net of tax benefit of $—; $4.7; $—)	—	—	(18.6)	(0.09)	—	—
After-tax Adjusted Operating Income	$890.7	$4.35	$1,005.4	$4.93	$1,140.6	$5.44

* Assuming Dilution

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses and the amortization of the cost of reinsurance as well as certain other items as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Total Revenue	$12,013.8	$13,162.1	$11,998.9
Excluding:
Net Investment Gain (Loss)	76.7	1,199.1	(23.2)
Adjusted Operating Revenue	$11,937.1	$11,963.0	$12,022.1

Income Before Income Tax	$1,063.0	$964.0	$1,382.1
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	67.6	1,302.3	—
Net Investment Gain (Loss), Other	9.1	(103.2)	(23.2)
Total Net Investment Gain (Loss)	76.7	1,199.1	(23.2)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	(139.3)	(1,305.5)	—
Amortization of the Cost of Reinsurance	(79.1)	(2.6)	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(218.4)	(1,308.1)	—
Net Reserve Change Related to Reserve Assumption Updates	181.4	(169.0)	—
Impairment Loss on Internal-Use Software	(12.1)	—	—
Cost Related to Early Retirement of Debt	(67.3)	—	(27.3)
Impairment Loss on ROU Asset	(13.9)	(12.7)	—
Costs Related to Organizational Design Update	—	(23.3)	—
Adjusted Operating Income	$1,116.6	$1,278.0	$1,432.6

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

Reserves for Policy and Contract Benefits

Reserves for policy and contract benefits are our largest liabilities and represent claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Reserves for policy and contract benefits equaled $45.3 billion each at December 31, 2021 and 2020, or approximately 77.1 percent and 75.8 percent of our total liabilities, respectively. Reserves ceded to reinsurers were $13.5 billion and $13.2 billion at December 31, 2021 and 2020 and are reported as a reinsurance recoverable in our consolidated balance sheets.

Policy Reserves

Policy reserves are established in the same period we issue a policy and equal the difference between projected future policy benefits and future premiums, allowing a margin for expenses and profit. These reserves relate primarily to our non-interest sensitive products, including our individual disability and voluntary benefits products in our Unum US segment; individual disability and life products in our Unum International segment; voluntary benefits products in our Colonial Life segment; and individual disability, long-term care, and other products in our Closed Block segment. The reserves are calculated based on assumptions that were appropriate at the date the policy was issued and are not subsequently modified unless the policy reserves become inadequate (i.e. loss recognition occurs).

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

Policy reserves for certain other products, excluding individual disability and individual and group long-term care, which are no longer actively marketed and are reported in our Closed Block segment represent $5.7 billion on a gross basis. We have ceded $5.0 billion of reserves related to these other products, which are primarily comprised of policy reserves, to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

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

The majority of the Colonial Life segment and the Unum US voluntary line of business have short-term benefits, which generally have less estimation variability than our long-term products because of the shorter claim payout period. Claim reserving methods may vary by product depending on the nature of the liability. Our claim reserves for the Colonial Life segment and the Unum US voluntary line of business are predominantly determined using the incurred loss development method based on our own experience. The incurred loss development method uses the historical patterns of payments by loss date to predict future claim payments for each loss date. Where the incurred loss development method may not be appropriate, we estimate the incurred claims using an expected claim cost per policy or other measure of exposure. The key assumptions for claim reserves for the Colonial Life segment and the Unum US voluntary line of business are the timing, rate, and amount of estimated future claim payments; and the estimated expenses associated with the payment of claims.

The following table displays policy reserves, incurred claim reserves, and IBNR claim reserves by major product line, with the summation of the policy reserves and claim reserves shown both gross and net of the associated reinsurance recoverable. Incurred claim reserves represent the expected benefits payable under each incurred claim, along with other expenses associated with the payment of the claims. IBNR claim reserves include provisions for incurred but not reported claims and a provision for reopened claims for our disability products. The IBNR and reopened claim reserves for our disability products are developed and maintained in aggregate based on historical monitoring. Impacting year over year comparability of policy and claim reserves in the following chart are the 2021 reserve assumptions updates for our Unum US group disability, Closed Block long-term care, Closed Block individual disability and Closed Block other product lines as well as the second phase of the Closed Block individual disability reinsurance transaction that we entered into in March 2021. See "Executive Summary" contained herein in this Item 7 and Notes 6 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

(in millions of dollars)	December 31, 2021
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$5,350.2	$766.6	25.9%	$6,116.8	$52.3	$6,064.5
Group Life and Accidental Death & Dismemberment	56.7	0.3	715.8	281.0	4.2	1,053.5	4.4	1,049.1
Individual Disability	456.1	2.1	1,412.0	150.4	6.6	2,018.5	205.7	1,812.8
Voluntary Benefits	1,752.2	8.1	47.6	51.3	0.4	1,851.1	23.7	1,827.4
Dental and Vision	—	—	0.9	11.5	0.1	12.4	0.1	12.3
Unum US Segment	2,265.0	10.5	7,526.5	1,260.8	37.2	11,052.3	286.2	10,766.1

Unum International Segment	211.2	1.0	2,110.7	156.0	9.6	2,477.9	94.3	2,383.6

Colonial Life Segment	2,471.8	11.4	322.8	115.5	1.9	2,910.1	3.2	2,906.9

Individual Disability	148.6	0.7	9,210.0	123.6	39.4	9,482.2	8,145.4	1,336.8
Long-term Care	10,842.2	50.2	2,300.1	271.7	10.9	13,414.0	7.4	13,406.6
Other	5,652.2	26.2	153.2	113.8	1.0	5,919.2	4,950.1	969.1
Closed Block Segment	16,643.0	77.1	11,663.3	509.1	51.3	28,815.4	13,102.9	15,712.5

Subtotal	$21,591.0	100.0%	$21,623.3	$2,041.4	100.0%	45,255.7	13,486.6	31,769.1

Adjustment Related to Unrealized Investment Gains and Losses						4,659.5	132.1	4,527.4

Consolidated						$49,915.2	$13,618.7	$36,296.5

	December 31, 2020
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$5,663.4	$720.4	26.5%	$6,383.8	$58.3	$6,325.5
Group Life and Accidental Death & Dismemberment	58.8	0.3	715.4	261.3	4.0	1,035.5	3.0	1,032.5
Individual Disability	475.9	2.2	1,417.4	146.0	6.5	2,039.3	216.3	1,823.0
Voluntary Benefits	1,731.3	8.2	46.3	55.3	0.4	1,832.9	25.3	1,807.6
Dental and Vision	—	—	0.2	11.3	—	11.5	0.1	11.4
Unum US Segment	2,266.0	10.7	7,842.7	1,194.3	37.4	11,303.0	303.0	11,000.0

Unum International Segment	208.4	1.0	2,077.0	138.6	9.2	2,424.0	89.9	2,334.1

Colonial Life Segment	2,354.8	11.2	329.0	117.4	1.8	2,801.2	4.5	2,796.7

Individual Disability	196.3	0.9	9,641.9	144.2	40.5	9,982.4	7,810.1	2,172.3
Long-term Care	10,402.1	49.3	2,147.4	268.5	10.0	12,818.0	44.4	12,773.6
Other	5,675.0	26.9	166.1	113.1	1.1	5,954.2	4,966.3	987.9
Closed Block Segment	16,273.4	77.1	11,955.4	525.8	51.6	28,754.6	12,820.8	15,933.8

Subtotal	$21,102.6	100.0%	$22,204.1	$1,976.1	100.0%	45,282.8	13,218.2	32,064.6

Adjustment Related to Unrealized Investment Gains and Losses						6,225.6	200.2	6,025.4

Consolidated						$51,508.4	$13,418.4	$38,090.0

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

Establishing reserve assumptions is complex and involves many factors. Reserves, particularly for policies offering insurance coverage for long-term disabilities and long-term care, are dependent on numerous assumptions other than just those presented in the preceding discussion. The impact of internal and external events, such as changes in claims operational procedures, economic trends such as the rate of unemployment and the level of consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and legal trends and legislative changes, including changes to social security and other government-based welfare benefits programs which provide policy benefit offsets, among other factors, may influence claim incidence rates, claim resolution rates, and claim costs. In addition, for policies offering coverage for disability or long-term care at advanced ages, the level and pattern of mortality rates at advanced ages will impact overall benefit costs. Reserve assumptions differ by product line and by policy type within a product line. Additionally, in any period and over time, our actual experience may have a positive or negative variance from our long-term assumptions, either singularly or collectively, and these variances may offset each other. We test the overall adequacy of our reserves using all assumptions and with a long-term view of our expected experience over the life of a block of business rather than test just one or a few assumptions independently that may be aberrant over a short period of time. Therefore, while it is possible to evaluate the sensitivity of overall adequacy results in our reserves based upon a change in each individual assumption, the actual impacts of changes to a variety of underlying assumptions must be considered in the aggregate by product line in order to judge the overall potential implications to reserve adequacy. The following section presents an overview of our trend analysis for key assumptions and the results of variability in our assumptions, in aggregate, for the reserves which we believe are reasonably possible to have a material impact on our future financial results if actual claims yield a materially different amount than what we currently expect and have reserved for, either favorable or unfavorable. In December 2020, we reinsured the majority of our Closed Block individual disability business pursuant to a reinsurance transaction with Commonwealth. In March 2021, we completed the second phase of the reinsurance transaction to reinsure a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business that was previously assumed. As a result, we are no longer incorporating this block of business into our discussion of trends in key assumptions below.

Trends in Key Assumptions

Our view on long-term mortality and morbidity expectations has not been impacted by the COVID-19 pandemic, given the limited experience relative to the long-term nature of our products, the extraordinary nature of the event, and the fast pace of medical advancements to fight the disease. We have experienced elevated mortality across our life product lines largely resulting from the COVID-19 pandemic, and at this time we anticipate the mortality impacts of the pandemic may persist in the short-term.

We have also experienced elevated disability claims incidence rates largely resulting from the COVID-19 pandemic including, in our belief, the related impact on the social and economic environment. We have, at times, experienced an increase in our group long-term disability morbidity claim incidence trends during and following a recessionary period and believe claim incidence trends may continue to follow general economic conditions and shifts in the demographics of the general workforce.

Generally, we do not expect our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

Although both short-term and long-term interest rates increased slightly in 2021, the long-term interest rates supporting the majority of our lines of business remain below historical norms. The assumptions we used to discount reserves during this period were slightly lower than historical levels for certain of our product lines. Reserve discount rate assumptions for new policies and new claims are periodically adjusted to reflect our current and expected net investment returns. Changes in our average discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolios which support the reserves for the majority of our lines of business.

Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably. Claim resolution rates are very sensitive to operational and environmental changes and have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. While claim resolution rates in our Unum US group long-term disability product line have shown some variability over the last several years, they have exhibited an increasing trend.

We monitor and test our reserves for adequacy relative to all of our assumptions in the aggregate. In our estimation, scenarios based on reasonably possible variations in each of our reserve assumptions for our Unum US group long-term disability product could produce a change of $100 million which represents 1.7 percent of our reserve balance. Of the assumptions impacting the estimated change in reserves, the largest contributor is the claim resolution rate for which we assumed a change of approximately 10 percent.

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

During the third quarter of 2021, we completed a review of policy and claim reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during the third quarter of 2021, we updated our reserve assumptions to reflect our current estimate of future benefit obligations and determined that our claims reserves should be reduced by $215.0 million in our Unum US group long-term disability product line due primarily to sustained improvement in claim recovery trends since our last assumption update. We also increased our claim reserves for our Closed Block long-term care product line by $2.1 million.

Our long-term care discount rate assumption reflects our expectation that the low interest rate environment will continue to persist and our expected impact on future long-term care new money yield rates. Our expectation for long-term care new money yield rates assumes a 10-year treasury rate grading over a 7 year period, ending in 2025, to a rate of 3.25 percent, when we assume no further increase. Partially offsetting the impact from the discount rate assumption was a favorable update to our assumptions for premium rate increases based on approvals and inventory updates since the third quarter of 2018. The remaining key assumptions for our long-term care policy reserves remain materially unchanged from the third quarter of 2018.

Sensitivity analysis related to our key assumptions for long-term care reserves along with the potential impact to our reserve balance is as follows. This sensitivity analysis was completed as of the date of our assumption update in the fourth quarter of 2020 and will not be updated unless reserves are again determined to be deficient in the future.

Long-Term Care Assumption	Sensitivity	Unfavorable	Favorable
		(in millions of dollars)
Active Policy Terminations	7.00%	$420	$395
Claim Incidence	3.50%	$435	$445
Claim Terminations	2.00%	$260	$255
Morbidity/Mortality Improvement*	No Improvement/2.00%	$1,000	$650
Future Unapproved Rate Increases	10.00%	$80	$80
New Money Rate	0.25%	$275	$275
Discount Rate	0.25%	$500	$500

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

Approximately 93.4 percent of our DAC relates to non-interest sensitive products, and we amortize DAC for these products in proportion to the premium income we expect to receive over the life of the policies. DAC related to interest sensitive policies is amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Key assumptions used in developing the future amortization of DAC are persistency, premium income, and for our interest sensitive products, mortality margins and investment returns.  We use our own historical experience and expectation of the future performance of our businesses in determining our assumptions.  For non-interest sensitive products, the estimated premium income in the early years of the amortization period is generally higher than in the later years due to the anticipated cumulative effect of policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy.  Our key assumptions used to develop the future amortization of acquisition costs deferred during 2021 did not change materially from those used in 2020.  Generally, we do not expect our key assumptions to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

Loss recognition and recoverability testing is performed on an annual basis, or more frequently if appropriate, using best estimate assumptions as to future experience as of the date of the test. Insurance contracts are grouped for each major product line within a segment when we perform the loss recognition and recoverability tests. Key assumptions used in this testing include the discount rate, persistency and the claim assumptions. See "Reserves for Policy and Contract Benefits" herein in this Item 7 for further discussion regarding loss recognition testing and the related key assumptions.

If loss recognition or recoverability testing indicates that deferred acquisition costs are not recoverable, the deficiency is charged to expense. Using our best estimate assumptions during the fourth quarter of 2021, we determined that $15.1 million of acquisition costs related to the Unum US group life and accidental death and dismemberment product line were not recoverable driven by losses resulting from COVID-19 life claims, and, as a result these amounts were not deferred.

The following are our current assumptions regarding our DAC balances:

		Balance Remaining as a %			DAC Balances
	Amortization	of Year-end DAC Balance			at December 31
	Period	Year 3	Year 10	Year 15	2021	2020
					(in millions of dollars)
Unum US
Group Disability	4-6	25%	0%	0%	$93.7	$95.3
Group Life and Accidental Death & Dismemberment	4-6	26%	0%	0%	59.1	76.4
Supplemental and Voluntary:
Individual Disability	20	74%	26%	5%	426.5	423.6
Voluntary Benefits	10-23	59%	16%	5%	501.0	557.4
Dental and Vision	4	26%	0%	0%	15.9	16.0

Unum International
Unum UK
Group Long-term Disability	3	0%	0%	0%	2.6	2.8
Group Life	3	0%	0%	0%	1.6	1.2
Supplemental	20	54%	11%	2%	13.1	14.5
Unum Poland	30	77%	52%	38%	18.1	13.5

Colonial Life
Accident, Sickness, and Disability	15	65%	10%	0%	557.4	563.2
Life	25	74%	23%	6%	292.4	278.7
Cancer and Critical Illness	19	76%	23%	5%	226.5	230.0

Totals					$2,207.9	$2,272.6

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

See Notes 1 and 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our DAC accounting policy and DAC activity.

Fair Value of Investments

All of our fixed maturity securities, which are classified as available-for-sale, and all of our unrestricted equity securities are reported at fair value. Our derivative financial instruments, including certain derivative instruments embedded in other contracts, are reported as either assets or liabilities and measured at fair value. We report our investments in private equity partnerships at our share of the partnerships' NAV per share or its equivalent , as a practical expedient for fair value.

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

As of December 31, 2021, approximately 8.1 percent of our fixed maturity securities were categorized as Level 1, 89.4 percent as Level 2, and 2.5 percent as Level 3. Level 1 is the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities. The Level 2 category includes assets or liabilities valued using inputs (other than those included in the Level 1 category) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. The Level 3 category is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date using unobservable inputs to extrapolate an estimated fair value.

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

The weighted average assumptions used in the measurement of our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
Assumption	2022	2021	2022	2021	2022	2021
Discount Rate	3.10%	2.90%	2.00%	1.40%	2.90%	2.60%
Expected Long-term Rate of Return on Plan Assets	6.00%	6.00%	4.20%	3.50%	5.75%	5.75%

The following illustrates the sensitivity of the below items to a 50 basis point change in the discount rate or the expected long-term rate of return on plan assets:

($ in millions)	At or for the Year Ended December 31, 2021
Assumption	Change	Net Periodic Benefit Cost, Before Tax	Benefit Obligation	Stockholders' Equity, After Tax
Discount Rate	+ 50 bp	$(1.7)	$(184.9)	$146.6
Discount Rate	- 50 bp	(0.8)	206.4	(163.7)
Expected Long-term Rate of Return on Plan Assets	+ 50 bp	(9.8)	N/A	N/A
Expected Long-term Rate of Return on Plan Assets	- 50 bp	9.8	N/A	N/A

Benefit Obligation and Fair Value of Plan Assets

During 2021, the fair value of plan assets in our U.S. qualified defined benefit pension plan increased $90.8 million, or 5.3 percent due to a favorable return on assets which resulted in a gain of approximately 9.8 percent, partially offset by the payment of benefits and expenses. The fair value of plan assets in our U.K. pension plan increased £9.3 million, or 4.3 percent, due primarily to a favorable return on assets which resulted in a gain of approximately 6.1 percent. Although our rate of return on plan assets for 2021 exceeded our assumptions used in the measurement of our net periodic benefit costs, we believe our assumptions appropriately reflect the impact of the current economic environment and our expectations for the future investment returns based on the plan's asset allocation.

As of December 31, 2021, our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $651.1 million and an unrecognized prior service credit of $1.9 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. The unrecognized net actuarial loss for our pension plans, which is $664.7 million at December 31, 2021, will be amortized over the average remaining life expectancy of the plan, which is approximately 25 years for the U.S. plan and 30 years for the U.K. plan, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial gain of $13.6 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, estimated at two years, to the extent the gain is outside of the corridor. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2021, $400.2 million of the actuarial loss was outside of the corridor for the U.S. plans and £9.2 million was outside of the corridor for the U.K. plan. At December 31, 2021, $2.4 million of the actuarial gain was outside of the corridor for the OPEB plan.

The amortization of the unrecognized actuarial gain or loss and the unrecognized prior service credit is a component of our net periodic benefit cost and equaled $22.4 million, $19.7 million, and $18.4 million in 2021, 2020, and 2019, respectively.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $1,801.7 million at December 31, 2021, compared to $1,710.9 million at December 31, 2020. The plan was in an underfunded position of $185.6 million and $339.0 million at December 31, 2021 and December 31, 2020, respectively. This year-over-year change was due primarily to the decrease in the benefit obligation due to the increase in discount rate and a higher than expected return on plan assets.

The fair value of plan assets in our U.K. pension plan was £224.4 million at December 31, 2021, compared to £215.1 million at December 31, 2020. The U.K. pension plan was in an overfunded position of £18.8 million and in an underfunded position of £4.3 million at December 31, 2021 and 2020, respectively. This year-over-year change was due primarily to the decrease in the benefit obligation due to the increase in discount rate and a higher than expected return on plan assets.

The fair value of plan assets in our OPEB plan was $9.0 million and $9.3 million at December 31, 2021 and 2020, respectively. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan.

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

We are continuing our implementation efforts and are evaluating the effects of complying with this update. We expect that the most significant impact at the transition date will be the requirement to update the discount rate assumption to reflect an upper-medium grade fixed-income instrument, which will be generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities and will result in a decrease to accumulated other comprehensive income (AOCI) within our total stockholders’ equity balance of approximately $6.5 billion to $7 billion as of January 1, 2021. In order to illustrate the sensitivity of this adjustment, if we had used interest rates as of December 31, 2021, the transition adjustment would have been a decrease to AOCI and total stockholders' equity of approximately $5.8 billion to $6.3 billion. The decrease in AOCI is driven primarily by the difference between the discount rate currently applied, which is based on an expected investment yield from our current investment strategy, and the single-A discount rate that will be required for our longest duration products. Our investment strategy reflects the illiquid nature of the majority of our liability cash flows and results in yields in the investment portfolios supporting the cash outflows required for these products that are generally higher than a single-A yield. In addition, the current discount rate applied to reserves for very long liability duration products such as long-term care, include an assumption for long-term yields rising to more historical levels. After the transition date, we will be required to update the discount rate each subsequent reporting period with changes recorded in other comprehensive income (OCI) and expect that this could have a material impact on OCI.

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

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Revenue
Premium Income	$9,481.0	1.1%	$9,378.1	0.1%	$9,365.6
Net Investment Income	2,213.2	(6.2)	2,360.7	(3.1)	2,435.3
Net Investment Gain (Loss)	76.7	(93.6)	1,199.1	N.M.	(23.2)
Other Income	242.9	8.3	224.2	1.4	221.2
Total Revenue	12,013.8	(8.7)	13,162.1	9.7	11,998.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,598.6	(15.3)	8,972.9	19.7	7,496.2
Commissions	1,038.1	(1.8)	1,057.3	(5.8)	1,122.7
Interest and Debt Expense	185.0	(1.7)	188.2	6.1	177.4
Cost Related to Early Retirement of Debt	67.3	N.M.	—	N.M.	27.3
Deferral of Acquisition Costs	(508.1)	(11.8)	(576.2)	(12.5)	(658.6)
Amortization of Deferred Acquisition Costs	586.1	(3.3)	606.1	(0.6)	609.9
Compensation Expense	975.2	2.3	953.2	6.1	898.3
Other Expenses	1,008.6	1.2	996.6	5.6	943.6
Total Benefits and Expenses	10,950.8	(10.2)	12,198.1	14.9	10,616.8

Income Before Income Tax	1,063.0	10.3	964.0	(30.3)	1,382.1
Income Tax	238.8	39.6	171.0	(39.3)	281.8

Net Income	$824.2	3.9	$793.0	(27.9)	$1,100.3

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.377, 1.287, and 1.279 for 2021, 2020, and 2019, respectively. If the 2020 and 2019 results for our U.K. operations had been translated at the 2021 exchange rate, our adjusted operating revenue by segment would have been higher by approximately $49 million and $53 million in 2020 and 2019, respectively. Additionally, our adjusted operating income would have been higher by approximately $5 million and $8 million in 2020 and 2019, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income increased in 2021 compared to 2020 due primarily to increases in our Unum US and Unum International segments, partially offset by a decrease in our Colonial Life segment. Premium income increased in 2020 compared to 2019 in each of our principal operating business segments, while premium income declined in our Closed Block segment.

Net investment income was lower in 2021, relative to 2020, due to a decrease in the level of invested assets supporting the Closed Block individual disability product line resulting from both phases of the previously discussed reinsurance transaction and a decline in the yield on invested assets, partially offset by higher miscellaneous investment income, particularly related to our private equity partnerships. Net investment income in 2020 was lower than 2019 due to a decline in the yield on invested assets, a decrease in the level of invested assets supporting the Closed Block individual disability product line resulting from the first phase of the reinsurance transaction that closed in December 2020, and lower income on our private equity partnerships.

Partially offsetting the decline in 2020 was an increase in the level of invested assets for our remaining product lines and higher miscellaneous investment income.

We recognized net realized investment gains of $67.6 million and $1,302.3 million in 2021 and 2020, respectively, related to the transfer of investments in the Closed Block individual disability reinsurance transaction. Credit losses on fixed maturity securities of $9.3 million were recognized in net investment gains and losses in 2021 compared to $53.6 million and $25.3 million in 2020 and 2019, respectively. We did not recognize any investment impairment losses in 2021 or 2019, but recognized $36.6 million of impairment losses in 2020 related to certain of our home office buildings available for lease and classified as investment real estate. Also, included in net investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in gains (losses) of $9.7 million, $(17.0) million, and $8.3 million in 2021, 2020, and 2019, respectively. See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative only (ASO) business, and the underlying results and associated net investment income of certain assumed blocks of individual disability reinsured business in the Closed Block segment.

Overall benefits experience was favorable in 2021 relative to 2020 with a consolidated benefit ratio of 80.1 percent in 2021, compared to 95.7 percent in 2020 and generally consistent with the consolidated benefit ratio of 80.0 percent in 2019. Excluding the impacts of the reserve assumption updates in both 2021 and 2020 and the impacts from both phases of the Closed Block individual disability reinsurance transaction, the consolidated benefit ratios were 80.7 percent in 2021 and 80.2 percent in 2020. For further discussion on the reserve assumption updates and the Closed Block individual disability reinsurance transaction, see the "Executive Summary" contained herein in Item 7 and Notes 6 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8. The underlying benefits experience for each of our operating business segments is discussed more fully in "Segment Results" contained herein in this Item 7.

Commissions and the deferral of acquisition costs were lower in 2021 compared to 2020 driven primarily by lower sales in our Unum US voluntary benefits product line and lower prior period sales in the Colonial Life segment. Also impacting the decrease in the deferral of acquisition costs in 2021 was lower expected recoverability in the short-term for the Unum US group life product line. The decrease in commissions was partially offset by in-force block growth in both the Unum US group disability product lines and the Unum International segment. Commissions and the deferral of acquisition costs were lower in 2020 compared to 2019 driven primarily by lower sales in our Unum US voluntary benefits product line and Colonial Life segment. The amortization of deferred acquisition costs was lower in 2021 compared to 2020, due to a decline in the level of the deferred asset primarily in our Unum US voluntary benefits product line. The amortization of deferred acquisition costs in 2020 was generally consistent with 2019.

Interest and debt expense decreased slightly compared to 2020, due primarily to an overall lower interest rate on outstanding debt, mostly offset by an overall higher level of debt. Interest and debt expense increased in 2020 compared to 2019 due primarily to a higher level of outstanding debt. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

In 2021, cost related to early retirement of debt includes costs associated with the purchase and retirement of $500.0 million aggregate principal amount of our 4.500% senior notes due 2025. In 2019, cost related to early retirement of debt includes costs associated with the purchase and retirement of $433.1 million aggregate liquidation/principal amount of our outstanding capital and debt securities. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

Other expenses and compensation expense, on a combined basis, increased in 2021 compared to 2020 due primarily to the amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction, an impairment loss on internal-use software, and growth in our fee-based service products, partially offset by lower transaction costs related to the Closed Block individual disability reinsurance transaction, a decrease in the allowance for expected credit losses on premiums receivable and our continued focus on expense management and operating efficiencies. Other expenses and compensation expense, on a combined basis, increased in 2020 compared to 2019 due primarily to growth in our fee-based service products, the costs related to an organizational design update, transaction costs related to the Closed Block individual disability reinsurance transaction, an impairment loss on the ROU asset related to an operating lease for office space and an increase in the allowance for expected credit losses on premiums receivable.

Our effective income tax rate for 2021 was 22.5 percent, compared to 17.7 percent in 2020 and 20.4 percent in 2019. Our 2021 effective tax rate differed from the U.S. statutory rate of 21 percent due to unfavorable impacts of the U.K. tax rate increase enacted in June 2021. Our 2020 effective tax rate differed from the U.S. statutory rate due to favorable adjustments related to the impact of the net operating loss carryback and favorable tax credits, partially offset by the unfavorable impact of the U.K tax rate increase enacted in July 2020. Our 2019 effective tax rate differed from the U.S. statutory rate due to favorable tax credits. See Note 7 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.
Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Unum US	$941.7	(5.8)%	$999.6	(10.0)%	$1,110.1

Unum International	$105.8	16.9%	$90.5	(9.5)%	$100.0

Colonial Life	$479.8	16.1%	$413.1	(27.0)%	$566.0

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
Sales, persistency of the existing block of business, employment and salary growth, and the effectiveness of a renewal program are indicators of growth in premium income. Trends in new sales, as well as existing market share, also indicate the potential for growth in our respective markets and the level of market acceptance of price levels and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions. The impact of COVID-19, which began in 2020, caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. We have seen improvement in certain of these factors subsequent to the onset of COVID-19, which has resulted in an increase in sales for certain of our product lines during 2021, but we continue to see pressure on our overall sales compared to pre-pandemic levels.
See "Segment Results" as follows for a discussion of sales by segment.

Segment Results

Our reporting segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate. Financial information for each of our reporting segments is as follows.

In describing our results, we may at times note certain items and exclude the impact on financial ratios and metrics to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur. We also measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses and certain other items. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.  See "Reconciliation of Non-GAAP Financial Measures" contained herein in this Item 7.

Unum US Segment

The Unum US segment is comprised of the group disability, group life and accidental death and dismemberment, and supplemental and voluntary lines of business. The group disability line of business includes long-term and short-term disability, medical stop-loss, and fee-based service products. The supplemental and voluntary line of business includes individual disability, voluntary benefits, and dental and vision products.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Adjusted Operating Revenue
Premium Income	$6,078.0	1.0%	$6,018.9	—%	$6,016.6
Net Investment Income	721.6	0.2	720.3	(2.6)	739.4
Other Income	170.0	9.7	154.9	8.5	142.8
Total	6,969.6	1.1	6,894.1	(0.1)	6,898.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	4,338.8	4.8	4,138.7	2.9	4,022.1
Commissions	583.4	(1.9)	594.9	(5.3)	628.5
Deferral of Acquisition Costs	(242.7)	(16.7)	(291.5)	(12.9)	(334.5)
Amortization of Deferred Acquisition Costs	319.0	(6.5)	341.0	(0.9)	344.0
Other Expenses	1,291.2	0.4	1,285.6	6.5	1,207.6
Total	6,289.7	3.6	6,068.7	3.4	5,867.7

Income Before Income Tax and Net Investment Gains and Losses	679.9	(17.6)	825.4	(19.9)	1,031.1
Reserve Assumption Update	(215.0)	N.M.	—	N.M.	—
Adjusted Operating Income	$464.9	(43.7)	$825.4	(19.9)	$1,031.1

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	74.9%		68.8%		66.9%
Other Expense Ratio	21.2%		21.4%		20.1%
Adjusted Operating Income Ratio	7.6%		13.7%		17.1%

[1]Excludes the $215.0 million reserve decrease related to the assumption update that occurred during the third quarter of 2021.

N.M. = not a meaningful percentage

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$1,827.8	—%	$1,828.5	0.3%	$1,823.1
Group Short-term Disability	864.0	8.1	799.2	4.0	768.8
Total Premium Income	2,691.8	2.4	2,627.7	1.4	2,591.9
Net Investment Income	379.6	(2.4)	388.8	(3.2)	401.5
Other Income	165.7	12.3	147.6	10.3	133.8
Total	3,237.1	2.3	3,164.1	1.2	3,127.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,849.2	(3.8)	1,921.9	(0.3)	1,927.9
Commissions	199.8	4.2	191.8	(1.0)	193.8
Deferral of Acquisition Costs	(49.8)	1.0	(49.3)	(0.4)	(49.5)
Amortization of Deferred Acquisition Costs	51.4	(3.2)	53.1	4.7	50.7
Other Expenses	773.9	2.3	756.6	12.6	672.1
Total	2,824.5	(1.7)	2,874.1	2.8	2,795.0

Income Before Income Tax and Net Investment Gains and Losses	412.6	42.3	290.0	(12.7)	332.2
Reserve Assumption Update	(215.0)	N.M.	—	N.M.	—
Adjusted Operating Income	$197.6	(31.9)	$290.0	(12.7)	$332.2

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	76.7%		73.1%		74.4%
Other Expense Ratio	28.8%		28.8%		25.9%
Adjusted Operating Income Ratio	7.3%		11.0%		12.8%

Persistency:
Group Long-term Disability	89.6%		90.8%		90.7%
Group Short-term Disability	87.4%		88.7%		89.8%

[1]Excludes the $215.0 million reserve decrease related to the assumption update that occurred during the third quarter of 2021.

N.M. = not a meaningful percentage

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Premium income increased compared to 2020, driven primarily by growth in our group short-term disability and medical stop-loss product lines, partially offset by lower persistency. Net investment income was lower relative to 2020 due to a decline in yield on invested assets, partially offset by higher miscellaneous investment income. Other income increased relative to 2020 due to continued growth in our fee-based service products.

Benefits experience, excluding the impact of the reserve assumption update, was unfavorable compared to 2020 due to higher claims incidence in both the group long-term and short-term disability product lines, partially offset by favorable recoveries in the long-term disability product line. See "Executive Summary” contained herein in this Item 7 and Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the reserve assumption update.

Commissions were higher compared to 2020 due primarily to in-force block growth in the group short-term disability and medical stop-loss product lines. The deferral of acquisition costs was generally consistent with 2020. The amortization of deferred acquisition costs decreased compared to 2020 due to a decline in the level of the deferred asset. The other expense ratio was consistent with 2020.

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

Commissions and the deferral of acquisition costs were slightly lower compared to 2019 due to lower sales. The amortization of deferred acquisition costs increased relative to 2019 due to growth in the level of the deferred asset. Our other expense ratio for 2020 increased compared to 2019 due primarily to an increase in expenses associated with our fee-based service products, partially elevated from higher volumes due to the COVID-19 environment. Also contributing to the higher expense ratio was an increase in operational investments in our business which was balanced with our continued focus on expense management and operating efficiencies.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Group Life	$1,641.9	0.1%	$1,640.5	(1.3)%	$1,662.0
Accidental Death & Dismemberment	165.1	0.7	163.9	(1.1)	165.7
Total Premium Income	1,807.0	0.1	1,804.4	(1.3)	1,827.7
Net Investment Income	104.0	7.0	97.2	(9.5)	107.4
Other Income	1.7	(29.2)	2.4	(11.1)	2.7
Total	1,912.7	0.5	1,904.0	(1.7)	1,937.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,728.8	17.6	1,470.4	11.9	1,314.1
Commissions	144.7	1.0	143.2	(3.0)	147.7
Deferral of Acquisition Costs	(21.0)	(41.7)	(36.0)	(4.8)	(37.8)
Amortization of Deferred Acquisition Costs	38.3	(2.5)	39.3	3.1	38.1
Other Expenses	213.8	4.1	205.3	(1.8)	209.0
Total	2,104.6	15.5	1,822.2	9.0	1,671.1

Adjusted Operating Income (Loss)	$(191.9)	N.M.	$81.8	(69.3)	$266.7

Operating Ratios (% of Premium Income):
Benefit Ratio	95.7%		81.5%		71.9%
Other Expense Ratio	11.8%		11.4%		11.4%
Adjusted Operating Income (Loss) Ratio	(10.6)%		4.5%		14.6%

Persistency:
Group Life	89.7%		88.8%		90.6%
Accidental Death & Dismemberment	89.1%		88.2%		89.9%

N.M. = not a meaningful percentage

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Premium income was generally consistent with 2020. Net investment income was higher compared to 2020 due to increased miscellaneous investment income and a higher level of invested assets, partially offset by a decline in yield on invested assets.

Benefits experience was unfavorable compared to 2020 due to higher mortality in the group life product line, resulting primarily from the impacts of COVID-19.

Commissions were higher compared to 2020 due primarily to in-force block growth. The deferral of acquisition costs was lower compared to 2020 due to lower expected recoverability in the short-term driven by COVID-19 related life claims. As a result, $15.1 million of current year acquisition costs were not deferred. The amortization of deferred acquisition costs was lower compared to 2020 due to a decline in the level of the deferred asset. The other expense ratio increased compared to 2020 due primarily to an increase in operational investments in our business, partially offset by our continued focus on expense management and operating efficiencies.

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

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Individual Disability	$459.8	0.8%	$456.0	3.5%	$440.7
Voluntary Benefits	846.7	(3.3)	875.2	(3.8)	910.2
Dental and Vision	272.7	6.7	255.6	3.9	246.1
Total Premium Income	1,579.2	(0.5)	1,586.8	(0.6)	1,597.0
Net Investment Income	238.0	1.6	234.3	1.6	230.5
Other Income	2.6	(46.9)	4.9	(22.2)	6.3
Total	1,819.8	(0.3)	1,826.0	(0.4)	1,833.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	760.8	1.9	746.4	(4.3)	780.1
Commissions	238.9	(8.1)	259.9	(9.4)	287.0
Deferral of Acquisition Costs	(171.9)	(16.6)	(206.2)	(16.6)	(247.2)
Amortization of Deferred Acquisition Costs	229.3	(7.8)	248.6	(2.6)	255.2
Other Expenses	303.5	(6.2)	323.7	(0.9)	326.5
Total	1,360.6	(0.9)	1,372.4	(2.1)	1,401.6

Adjusted Operating Income	$459.2	1.2	$453.6	5.0	$432.2

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	42.8%		48.8%		50.9%
Voluntary Benefits	43.2%		42.2%		41.8%
Dental and Vision	72.6%		60.6%		71.1%
Other Expense Ratio	19.2%		20.4%		20.4%
Adjusted Operating Income Ratio	29.1%		28.6%		27.1%

Persistency:
Individual Disability	89.7%		89.5%		89.8%
Voluntary Benefits	75.8%		72.7%		73.2%
Dental and Vision	86.0%		85.0%		82.6%

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Premium income decreased compared to 2020, with a decline in the voluntary benefits product line partially offset by growth in the dental and vision and individual disability product lines. Net investment income increased in 2021 compared to 2020 due to higher miscellaneous investment income, partially offset by a decline in yield on invested assets.

Benefits experience for the individual disability product line was favorable compared to 2020 due primarily to lower claims incidence. Benefits experience for voluntary benefits was less favorable compared to 2020 due primarily to higher incidence in the life product line, resulting from the impacts of COVID-19. Benefits experience for the dental and vision product line was unfavorable due primarily to higher claims incidence compared to 2020 where we experienced significantly lower claims incidence resulting from the impacts of COVID-19.

Commissions and the deferral of acquisition costs were lower compared to 2020 due primarily to lower sales in the voluntary benefits product line. The amortization of deferred acquisition costs decreased compared to 2020 due to a decline in the level of the deferred asset, primarily in the voluntary benefits product line. The other expense ratio improved compared to 2020 due to our continued focus on expense management and operational efficiencies. Also contributing to the improvement was the change in the allowance for expected credit losses on premiums receivable, which was lower in 2021 compared to 2020.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Premium income decreased compared to 2019, with a decline in the voluntary benefits product line mostly offset by growth in the individual disability and dental and vision product lines. Net investment income was higher compared to 2019 due to higher miscellaneous investment income and an increase in the level of invested assets, partially offset by a decline in yield on invested assets.
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

Sales

(in millions of dollars)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$206.6	(13.8)%	$239.7	(0.7)%	$241.5
Group Short-term Disability	142.7	(10.1)	158.7	(0.3)	159.2
Group Life and AD&D	223.8	(0.2)	224.3	(13.2)	258.3
Subtotal	573.1	(8.0)	622.7	(5.5)	659.0
Supplemental and Voluntary
Individual Disability	75.0	5.0	71.4	(5.9)	75.9
Voluntary Benefits	231.2	(4.3)	241.6	(19.6)	300.6
Dental and Vision	62.4	(2.3)	63.9	(14.3)	74.6
Subtotal	368.6	(2.2)	376.9	(16.4)	451.1
Total Sales	$941.7	(5.8)	$999.6	(10.0)	$1,110.1

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$371.5	(1.5)%	$377.0	1.7%	$370.8
Large Case Market	201.6	(17.9)	245.7	(14.7)	288.2
Subtotal	573.1	(8.0)	622.7	(5.5)	659.0
Supplemental and Voluntary	368.6	(2.2)	376.9	(16.4)	451.1
Total Sales	$941.7	(5.8)	$999.6	(10.0)	$1,110.1

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Group sales decreased compared to 2020 due primarily to lower sales to new and existing customers in the large case market and lower sales in our medical stop-loss product, partially offset by higher sales to existing customers in the core market. The sales mix in the group market sector for 2021 was approximately 65 percent core market and 35 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, increased compared to 2020 due to higher sales to existing customers, partially offset by a decline in sales to new customers. Voluntary benefits sales decreased compared to 2020, driven by lower new and existing customer sales in the large case market, partially offset by higher sales to new and existing customers in the core market. Dental and vision sales decreased slightly compared to 2020 driven by lower sales to new customers, mostly offset by higher sales to existing customers.

As 2021 progressed we saw a decline in the sales disruption caused by COVID-19, which has resulted in an increase in sales during the latter half of 2021 for certain of our product lines, particularly in the supplemental and voluntary product lines. However, we continue to see pressure on our overall sales resulting from the impacts of COVID-19 including increased competition in the large-case market while we maintain risk and pricing discipline as the recovery from the pandemic progresses. Further discussion of COVID-19 is contained herein in "Executive Summary" in this Item 7.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Group sales increased in the core market compared to 2019 due to growth in our medical stop-loss product, partially offset by lower sales to new and existing customers in our group disability and group life products. Group sales declined in the large case market compared to 2019 due to lower sales to new and existing customers in all products. The sales mix in the group market sector for 2020 was approximately 61 percent core market and 39 percent large case market.

Individual disability sales decreased compared to 2019 due to lower sales to both new and existing customers. Voluntary benefits sales decreased compared to 2019, driven by lower new and existing customer sales in both the core and large case markets. Dental and vision sales decreased compared to 2019 driven by lower sales to both new and existing customers.

We believe the lower sales levels during 2020 compared to 2019 were driven by the impact of COVID-19, which caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes.

Goodwill

We had total goodwill of $280.0 million for the Unum US segment at December 31, 2021, none of which is currently believed to be at risk for future impairment.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During 2022, we will continue to invest in a unique customer experience defined by simplicity, empathy, and deep industry expertise through the increased utilization of digital capabilities and technology to enhance enrollment, underwriting, and claims processing. In addition, we will continue to focus on the expansion of our portfolio of products. In particular, with respect to smaller employers, we will continue to provide comprehensive consumer-focused products, enhance our distribution model, and utilize our digital tools to bring industry leading enrollment capabilities and a fully integrated customer experience. Our differentiated offerings and significant investment in leave management services provides substantial growth opportunities, particularly with larger employers, and stronger persistency in our core products. We believe our active client management, integrated customer experience across our product lines, and strong risk management, will enable us to continue to grow our market over the long-term.

Our near-term results will be influenced by pandemic trends, specifically the working population mortality levels along with the level and severity of infection rates. As the pandemic impacts lessen, we anticipate seeing a recovery in earnings given the underlying strength of our business. We expect full year premium income to grow at a rate slightly higher than 2021. While we expect our claim experience to improve as impacts from COVID-19 lessen, we may also continue to experience claims volatility, particularly in our group disability and group and voluntary life products. We may also experience potential disruption in our overall claims processing activity, which can result in short-term unfavorable experience. Furthermore, we could continue to experience an increase in the volume of activity associated with our leave management services which would lead to an increase in expenses.

The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. Our net investment income may continue to be impacted by fluctuations in miscellaneous investment income.

As part of our discipline in pricing and reserving, we continuously monitor emerging claim trends and interest rates. We will continue to take appropriate pricing actions on new business and renewals that are reflective of the current environment.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$401.9	10.1%	$364.9	3.3%	$353.4
Group Life	112.3	3.5	108.5	(6.2)	115.7
Supplemental	112.6	12.8	99.8	11.5	89.5
Unum Poland	90.2	13.3	79.6	10.7	71.9
Total Premium Income	717.0	9.8	652.8	3.5	630.5
Net Investment Income	132.7	26.9	104.6	(14.6)	122.5
Other Income	0.6	20.0	0.5	(16.7)	0.6
Total	850.3	12.2	757.9	0.6	753.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	556.2	11.0	500.9	6.6	469.8
Commissions	54.1	8.9	49.7	2.1	48.7
Deferral of Acquisition Costs	(12.8)	5.8	(12.1)	(5.5)	(12.8)
Amortization of Deferred Acquisition Costs	8.0	8.1	7.4	4.2	7.1
Other Expenses	139.1	2.7	135.4	1.9	132.9
Total	744.6	9.3	681.3	5.5	645.7

Adjusted Operating Income	$105.7	38.0	$76.6	(29.0)	$107.9

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

Fluctuations in exchange rates impact Unum International's reported financial results and our consolidated financial results. In periods when the functional currency strengthens relative to the preceding period, translation increases current period results relative to the prior period. In periods when the functional currency weakens, translation decreases current period results relative to the prior period.

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£292.0	2.7%	£284.2	2.7%	£276.8
Group Life	81.7	(3.4)	84.6	(6.7)	90.7
Supplemental	81.8	5.3	77.7	11.0	70.0
Total Premium Income	455.5	2.0	446.5	2.1	437.5
Net Investment Income	91.0	19.7	76.0	(16.0)	90.5
Other Income	0.1	—	0.1	(50.0)	0.2
Total	546.6	4.6	522.6	(1.1)	528.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	362.8	2.9	352.5	5.1	335.5
Commissions	28.7	2.1	28.1	(1.7)	28.6
Deferral of Acquisition Costs	(4.3)	2.4	(4.2)	(22.2)	(5.4)
Amortization of Deferred Acquisition Costs	5.1	(3.8)	5.3	(1.9)	5.4
Other Expenses	81.8	(5.4)	86.5	3.3	83.7
Total	474.1	1.3	468.2	4.6	447.8

Adjusted Operating Income	£72.5	33.3	£54.4	(32.3)	£80.4

Weighted Average Pound/Dollar Exchange Rate	1.377		1.287		1.279

Operating Ratios (% of Premium Income):
Benefit Ratio	79.6%		78.9%		76.7%
Other Expense Ratio	18.0%		19.4%		19.1%
Adjusted Operating Income Ratio	15.9%		12.2%		18.4%

Persistency:
Group Long-term Disability	89.3%		88.2%		89.9%
Group Life	86.5%		81.8%		89.0%
Supplemental	90.9%		90.7%		89.9%

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Premium income was higher compared to 2020 primarily due to growth in the in-force blocks resulting from the impact of rate increases in the group long-term disability product line and higher overall persistency.

Net investment income was higher compared to 2020 due to higher investment income from inflation index-linked bonds and a higher level of invested assets, partially offset by a lower yield on fixed-rate bonds. Our investments in inflation index-linked bonds support the claim reserves associated with certain group policies that provide for inflation-linked increases in benefits. The change in net investment income attributable to these inflation index-linked bonds is generally offset by a change in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was unfavorable relative to 2020 due to higher inflation-linked experience in benefits, higher claims incidence in the group life product line and lower claim resolutions in the group long-term disability product line that resulted from continued disruptions to health services caused by COVID-19, partially offset by lower claims incidence in the group long-term disability product line.

Commissions and the deferral of acquisition costs were slightly higher relative to 2020 due to higher sales and in-force block growth. The amortization of acquisition costs was slightly lower than the prior year due to a decline in the level of the deferred asset. The other expense ratio improved relative to 2020 due to certain prior year expenses related to COVID-19 that did not recur and our continued focus on expense management.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Premium income increased compared to 2019 due to growth in the in-force blocks and the impact of rate increases in the group long-term disability product line.

Net investment income decreased compared to 2019 due to lower miscellaneous investment income that resulted from a higher than normal level of bond calls in 2019, a decline in the yield on fixed-rate bonds, and lower investment income from inflation index-linked bonds. The decrease in net investment income attributable to these index-linked bonds was largely offset by a decrease in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was unfavorable relative to 2019 due to lower claim resolutions in the group long-term disability product line that resulted from continued disruption in claim processes related to COVID-19 and higher claims incidence in the group life product line, partially offset by the impact of lower inflation-linked increases in benefits related to our group products.

Commissions and the deferral of acquisition costs decreased relative to 2019 due to lower sales. The amortization of acquisition costs was generally consistent with the prior year. The other expense ratio increased relative to 2019 as certain expenses related to COVID-19 were mostly offset by our continued focus on expense management.

Sales

(in millions of dollars and pounds)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Unum International Sales by Product
Unum UK
Group Long-term Disability	$41.4	9.8%	$37.7	(12.7)%	$43.2
Group Life	31.3	51.9	20.6	(15.2)	24.3
Supplemental	17.0	(10.1)	18.9	(3.1)	19.5
Unum Poland	16.1	21.1	13.3	2.3	13.0
Total Sales	$105.8	16.9	$90.5	(9.5)	$100.0

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$41.5	14.6%	$36.2	(5.2)%	$38.2
Large Case Market	31.2	41.2	22.1	(24.6)	29.3
Subtotal	72.7	24.7	58.3	(13.6)	67.5
Supplemental	17.0	(10.1)	18.9	(3.1)	19.5
Unum Poland	16.1	21.1	13.3	2.3	13.0
Total Sales	$105.8	16.9	$90.5	(9.5)	$100.0

Unum UK Sales by Product
Group Long-term Disability	£30.0	1.7%	£29.5	(12.5)%	£33.7
Group Life	22.8	41.6	16.1	(15.3)	19.0
Supplemental	12.3	(17.4)	14.9	(1.3)	15.1
Total Sales	£65.1	7.6	£60.5	(10.8)	£67.8

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£30.2	6.7%	£28.3	(5.4)%	£29.9
Large Case Market	22.6	30.6	17.3	(24.1)	22.8
Subtotal	52.8	15.8	45.6	(13.5)	52.7
Supplemental	12.3	(17.4)	14.9	(1.3)	15.1
Total Sales	£65.1	7.6	£60.5	(10.8)	£67.8

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Group long-term disability sales were generally consistent with 2020, with an increase in sales to existing customers in the large case market mostly offset by lower sales to new customers in the large case market and lower sales to existing customers in the core market.

Group life sales increased in 2021 compared to 2020 due to an increase in sales to new customers in both our core and large case markets and higher sales to existing customers in the large case market, partially offset by lower sales to existing customers in our core market.

Supplemental sales were lower in 2021 compared to 2020 due primarily to a decline in the group critical illness product, partially offset by an increase in dental product sales.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Group long-term disability sales were lower in 2020 compared to 2019, with lower sales to new and existing customers in both the core market and the large case market.

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

Goodwill

We had total goodwill of $44.5 million for the Unum International segment at December 31, 2021, of which, $39.8 million is attributed to the Unum UK reporting unit and $4.7 million is attributed to the Unum Poland reporting unit. Fair value of our reporting units is estimated using a combination of the income and market approaches and the key assumptions used are projected earnings and discount rate. To the extent that the future profitability of these reporting units deteriorates from current assumptions, the goodwill related to the reporting units could be at risk for impairment.

Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses over the long term. For our Unum UK line of business, achieving growth within our existing portfolio of products remains a priority. We will focus on delivering a high quality service and building best in class health and wellbeing services to continue to improve retention of our key customers and drive growth in small case business. We will also maintain our disciplined sales approach. Within our Unum Poland line of business, we will leverage our U.S. and U.K. expertise to grow existing distribution channels and expand our current product offerings. We continue to invest in digital capabilities, technology, and product enhancements which we believe will drive sustainable growth over the long term.

We expect to see increased demand for protection products as a result of the pandemic. We expect strong premium growth and improving claims experience but recognize that we could continue to experience claims volatility in our group life and disability product lines. Despite ongoing economic uncertainty, we believe we are well positioned to capitalize on future growth opportunities as the operating environment improves. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We will likely continue to experience volatility in net investment income and our benefit ratio due to fluctuations in the level of inflation in the U.K. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly to respond to external challenges.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, which includes our dental and vision products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agent sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$953.3	(2.2)%	$975.1	0.2%	$973.4
Life	384.7	2.2	376.4	7.1	351.6
Cancer and Critical Illness	352.2	(2.3)	360.5	0.1	360.0
Total Premium Income	1,690.2	(1.3)	1,712.0	1.6	1,685.0
Net Investment Income	172.0	10.5	155.7	5.2	148.0
Other Income	1.0	(9.1)	1.1	(67.6)	3.4
Total	1,863.2	(0.3)	1,868.8	1.8	1,836.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	910.4	0.4	906.5	4.8	865.0
Commissions	320.1	(4.2)	334.3	(8.3)	364.5
Deferral of Acquisition Costs	(252.6)	(7.3)	(272.6)	(12.4)	(311.3)
Amortization of Deferred Acquisition Costs	259.1	0.5	257.7	(0.4)	258.8
Other Expenses	297.0	(3.4)	307.5	(2.3)	314.9
Total	1,534.0	—	1,533.4	2.8	1,491.9

Adjusted Operating Income	$329.2	(1.8)	$335.4	(2.6)	$344.5

Operating Ratios (% of Premium Income):
Benefit Ratio	53.9%		52.9%		51.3%
Other Expense Ratio	17.6%		18.0%		18.7%
Adjusted Operating Income Ratio	19.5%		19.6%		20.4%

Persistency:
Accident, Sickness, and Disability	75.4%		74.3%		73.2%
Life	85.5%		83.7%		83.4%
Cancer and Critical Illness	82.4%		81.8%		80.6%

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Premium income was lower compared to 2020 due to lower prior period sales, partially offset by favorable persistency. Net investment income was higher in 2021 compared to 2020 due to higher miscellaneous investment income and an increase in the level of invested assets, partially offset by a decline in the yield on invested assets.

Benefits experience was unfavorable relative to 2020 due primarily to unfavorable experience in the life product line resulting from the impacts of COVID-19.

Commissions and the deferral of acquisition costs were lower compared to 2020 due to lower prior period sales. The amortization of deferred acquisition costs was generally consistent with 2020. The other expense ratio improved relative to 2020 due primarily to a decrease in the allowance for expected credit losses and our continued focus on expense management and operating efficiencies.

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

Sales

(in millions of dollars)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Sales by Product
Accident, Sickness, and Disability	$297.9	13.9%	$261.5	(26.2)%	$354.4
Life	111.0	25.0	88.8	(27.6)	122.7
Cancer and Critical Illness	70.9	12.9	62.8	(29.4)	88.9
Total Sales	$479.8	16.1	$413.1	(27.0)	$566.0

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$313.2	17.7%	$266.2	(23.0)%	$345.7
Large Case Market	68.5	19.3	57.4	(29.5)	81.4
Subtotal	381.7	18.0	323.6	(24.2)	427.1
Public Sector	98.1	9.6	89.5	(35.6)	138.9
Total Sales	$479.8	16.1	$413.1	(27.0)	$566.0

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

During 2021, we have seen an increase in sales for each of our product lines and market sectors relative to 2020 due to a decline in disruption to our sales processes caused by COVID-19. The number of new accounts increased 13.0 percent and average new case size decreased 3.2 percent in 2021 compared to 2020.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

During 2020, the impact of COVID-19 caused higher unemployment levels and general uncertainty around the financial condition of our customers as well as disruption in our sales processes. As a result, sales for each of our product lines and market sectors declined during 2020 compared to 2019. The number of new accounts and average new case size decreased 27.9 percent and 1.9 percent, respectively, in 2020 compared to 2019.

Goodwill

We had goodwill of $27.7 million at December 31, 2021, none of which is currently believed to be at risk for future impairment.

Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During 2022, we will continue to utilize our strong distribution system of independent agents, benefit counselors and broker partnerships. We will also continue to invest in new solutions and digital capabilities to expand our reach and effectiveness, driving growth and improving productivity while enhancing the customer experience. In 2022, we will continue to bring an enhanced engagement and enrollment platform to market enabling deeper connections with employees through the enrollment process as well as maintaining stronger relationships throughout the customer lifecycle. We believe our distribution system, customer service capabilities, digital and virtual tools, and ability to serve all market sizes position us well for future growth.

In 2022, we expect positive operating trends with full year premium income to grow from the prior year, but at a rate that is below pre-pandemic levels. While we expect our claim experience to improve as impacts from COVID-19 lessen, we could continue to experience claims volatility, particularly in our life and disability products. The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Long-term Care	$704.3	5.6%	$666.9	2.3%	$651.6
Individual Disability	284.0	(11.1)	319.6	(14.6)	374.3
All Other	7.5	(5.1)	7.9	3.9	7.6
Total Premium Income	995.8	0.1	994.4	(3.8)	1,033.5
Net Investment Income	1,159.0	(15.4)	1,370.3	(2.5)	1,404.9
Other Income	65.1	(2.3)	66.6	(6.6)	71.3
Total	2,219.9	(8.7)	2,431.3	(3.1)	2,509.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,793.2	(47.7)	3,426.8	60.2	2,139.3
Commissions	80.5	2.7	78.4	(3.2)	81.0
Interest and Debt Expense	—	(100.0)	3.1	(41.5)	5.3
Other Expenses	203.5	28.2	158.7	8.4	146.4
Total	2,077.2	(43.4)	3,667.0	54.6	2,372.0

Income (Loss) Before Income Tax and Net Investment Gains and Losses	142.7	(111.5)	(1,235.7)	N.M.	137.7
Long-term Care Reserve Increase	2.1	(98.6)	151.5	N.M.	—
Individual Disability Reserve Increase	6.4	N.M.	—	—	—
Group Pension Reserve Increase	25.1	43.4	17.5	N.M.	—
Impacts from Closed Block Individual Disability Reinsurance Transaction	139.3	(89.3)	1,305.5	N.M.	—
Amortization of the Cost of Reinsurance	79.1	N.M.	2.6	N.M.	—
Adjusted Operating Income	$394.7	63.5	$241.4	75.3	$137.7

Interest Adjusted Loss Ratios:
Long-term Care[1]	77.3%		68.9%		88.1%
Individual Disability[2]	67.9%		85.1%		78.8%

Operating Ratios (% of Premium Income):
Other Expense Ratio[3]	11.9%		13.6%		14.2%
Income (Loss) Ratio	14.3%		(124.3)%
Adjusted Operating Income Ratio	39.6%		24.3%		13.3%

Persistency:
Long-term Care	95.6%		94.8%		95.7%
Individual Disability	86.4%		88.0%		88.1%

[1]Excludes the $2.1 million reserve increase for the year ended 2021 related to the assumption update that occurred during the third quarter of 2021. Excludes the $151.5 million reserve increase for the year ended 2020 that occurred during the fourth quarter of 2020.

[2]Excludes the $133.1 million reserve recognition for the year ended 2021 related to the second phase of the reinsurance transaction that occurred during the first quarter of 2021. Also excluded from the year ended 2021 is the $6.4 million reserve increase related to the assumption update that occurred during the third quarter of 2021. Excludes the $1,284.5 million reserve recognition for the year ended 2020 related to the first phase of the reinsurance transaction that occurred during the fourth quarter of 2020.

[3]Excludes $79.1 million of amortization of the cost of reinsurance during the during the year ended 2021 and $6.2 million of transaction costs related to the reinsurance transaction that occurred during the first quarter of 2021. Excludes $2.6 million of amortization of the cost of reinsurance during the year ended 2020 and $21.0 million of transactions costs related to the reinsurance transaction that occurred during the fourth quarter of 2020.

N.M. = not a meaningful percentage

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Premium income for long-term care increased compared to 2020 due to rate increases, partially offset by policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Premium income for individual disability decreased compared to 2020 due to policy terminations and maturities.

Net investment income was lower relative to 2020 primarily due to a decrease in the level of invested assets supporting individual disability resulting from the reinsurance transaction and a decline in the yield on invested assets, partially offset by higher miscellaneous investment income, primarily related to increases in the NAV on our private equity partnerships.

Other income, which primarily includes the underlying results and associated net investment income of certain assumed blocks of individual disability reinsured business, was generally consistent compared to 2020.

The interest adjusted loss ratio for long-term care, excluding the reserve increases as previously discussed, was less favorable compared to 2020 driven primarily by lower claimant mortality and higher submitted claims, but continues to be favorable compared to our long-term expectations. The interest adjusted loss ratio for individual disability, excluding the reserve increase related to the assumption update and the reserve recognition impacts from the reinsurance transaction, was favorable relative to 2020 driven primarily by lower submitted claims. Also impacting benefits experience for the Closed Block segment in 2021 was the previously discussed group pension reserve increase within our "All Other" product line. Excluding this group pension reserve increase, benefits experience for the "All Other" product line was consistent with our expectations. See "Executive Summary” contained herein in Item 7 and Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the reserve assumption updates.

We no longer have interest and debt expense due to the December 2020 redemption of the senior secured notes issued by Northwind Holdings, LLC (Northwind Holdings).

The other expense ratio, excluding certain transaction costs incurred and the amortization of cost of reinsurance related to the previously discussed reinsurance transaction, was lower than 2020 driven by expense allowances related to the reinsurance transaction and our continued focus on expense management and operating efficiencies.

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

Net investment income was lower relative to 2019 primarily due to a lower yield on invested assets, a decrease in the level of invested assets supporting individual disability resulting from the reinsurance transaction, and fluctuations in the NAV on our private equity partnerships that reflect the impact of COVID-19 on economic conditions throughout the year. These impacts were partially offset by an increase in the level of invested assets supporting long-term care.  Other income decreased compared to 2020 due to expected terminations and maturities in certain assumed blocks of individual disability business.

The interest adjusted loss ratio for long-term care, excluding the previously discussed reserve increase, was favorable to our expectations driven primarily by higher claimant mortality and lower submitted claims. The interest adjusted loss ratio for individual disability, excluding the impacts from the reinsurance transaction, was unfavorable relative to 2019 driven by overall unfavorable claims activity and the impact of the one-time reinsurance cost during the first quarter of 2020. Also impacting benefits experience for the Closed Block segment was the previously discussed group pension reserve increase within our "All Other" product line. Excluding this group pension reserve increase, benefits experience for the "All Other" product line was consistent with our expectations. See "Executive Summary” contained herein in this Item 7 and in Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the reserve assumption updates.

Interest and debt expense was lower than 2019 due to the principal repayments on the outstanding debt issued by Northwind Holdings. In December 2020, Northwind Holdings redeemed the remaining $35.0 million of principal on the Northwind notes, and was released of any contractual collateral requirements.

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

As a result of the execution of the reinsurance transaction related to our Closed Block individual disability line of business where we have fully ceded a significant portion of this business, we expect that the primary impact on earnings will be the amortization of the cost of reinsurance for that agreement which we expect will be approximately $70 million for 2022. The cost of reinsurance will continue to be amortized on a declining trajectory consistent with the expected run-off pattern of the ceded reserves, which we estimate to be approximately 25 years. Due to the relatively small amount of business that has been retained, we expect that the interest adjusted loss ratio will be more volatile from period to period and we expect minimal earnings related to the retained business.

In consideration of the COVID-19 pandemic and related impacts, we would expect our Closed Block segment earnings to return to pre-pandemic levels as the impact of COVID-19 lessens, but we could temporarily experience greater than normal volatility across multiple risk factors. Specific to our long-term care line of business, we expect that we may experience additional volatility as it relates to mortality, incidence, and interest rates.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.
Operating Results

(in millions of dollars)
	Year Ended December 31
	2021	% Change	2020	% Change	2019
Adjusted Operating Revenue
Net Investment Income	$27.9	184.7%	$9.8	(52.2)%	$20.5
Other Income	6.2	N.M.	1.1	(64.5)	3.1
Total	34.1	N.M.	10.9	(53.8)	23.6

Interest, Debt, and Other Expenses	305.3	23.3	247.7	3.4	239.5

Loss Before Income Tax and Net Investment Gains and Losses	(271.2)	(14.5)	(236.8)	(9.7)	(215.9)
Impairment Loss on Internal-Use Software	12.1	N.M.	—	—	—
Cost Related to Early Retirement of Debt	67.3	N.M.	—	N.M.	27.3
Impairment Loss on ROU Asset	13.9	9.4	12.7	N.M.	—
Cost Related to Organizational Design Update	—	N.M.	23.3	N.M.	—
Adjusted Operating Loss	$(177.9)	11.4	$(200.8)	(6.5)	$(188.6)

N.M. = not a meaningful percentage

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Adjusted operating loss, which excludes the items listed above, decreased in 2021 relative to 2020, due primarily to higher net investment income, which resulted from an increase in the yield on invested assets.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Adjusted operating loss, which excludes the items listed above, increased in 2020 relative to 2019, due primarily to lower net investment income, which resulted from a decrease in the yield on invested assets. Interest, debt, and other expenses in 2020 were generally consistent with 2019 with higher interest expense resulting from a higher level of outstanding debt, mostly offset by lower pension costs in 2020.

See "Executive Summary” contained herein in this Item 7 and in Notes 8, 13, and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the impairment loss on internal-use software, costs related to the early retirement of debt, the ROU asset impairments, and the costs related to the organizational design update.

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

Closed Block Individual Disability Reinsurance Transaction

As part of the second phase of the Closed Block individual disability reinsurance transaction entered into in March 2021 with Commonwealth, we transferred fixed maturity securities of $226.8 million on an amortized cost basis and $293.7 million on a fair value basis, and recorded a total realized investment gain from the transfer of these securities, including a related net gain from cash flow hedges, of $67.6 million. In 2020, as part of the first phase of the Closed Block individual disability reinsurance transaction, we transferred fixed maturity securities of $4,686.8 million on an amortized cost basis and $5,958.4 million on a fair value basis, and we recorded a total realized investment gain from the transfer of these securities, including a related net gain from cash flow hedges of $1,302.3 million. Although we transferred a significant portion of our fixed maturity security portfolio as part of this transaction, the overall credit profile of our remaining portfolio has not changed. See "Executive Summary" contained herein in this Item 7 for further information on the reinsurance transaction.

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of December 31, 2021

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$3,138.8	$356.6	$249.1	$4.8	$2,889.7	$361.4
Capital Goods	3,913.6	531.7	263.4	7.1	3,650.2	538.8
Communications	2,765.0	442.2	187.1	4.7	2,577.9	446.9
Consumer Cyclical	1,584.0	180.6	160.0	4.7	1,424.0	185.3
Consumer Non-Cyclical	7,062.7	1,048.0	418.9	13.9	6,643.8	1,061.9
Energy	3,580.6	562.3	135.2	4.8	3,445.4	567.1
Financial Institutions	3,899.2	361.9	589.3	14.3	3,309.9	376.2
Mortgage/Asset-Backed	609.7	50.4	29.3	—	580.4	50.4
Sovereigns	1,146.6	194.6	245.1	20.7	901.5	215.3
Technology	1,873.6	133.2	173.6	4.6	1,700.0	137.8
Transportation	2,038.6	240.9	169.1	3.7	1,869.5	244.6
U.S. Government Agencies and Municipalities	5,307.6	697.3	336.1	7.0	4,971.5	704.3
Public Utilities	6,416.0	1,149.6	280.9	9.8	6,135.1	1,159.4
Total	$43,336.0	$5,949.3	$3,237.1	$100.1	$40,098.9	$6,049.4

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of December 31, 2021 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2021. The increase in the unrealized loss on investment-grade fixed maturity securities during 2021 was due primarily to an increase in U.S. Treasury rates, while the decrease in the unrealized loss on below-investment-grade fixed maturity securities during 2021 was due primarily to a decrease in credit spreads, partially offset by the increase in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2021				2020
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$29.9	$42.8	$6.1	$122.1	$3.8
> 90 <= 180 days	29.4	0.2	30.2	6.1	3.9
> 180 <= 270 days	0.7	26.3	3.0	10.4	1.5
> 270 days <= 1 year	21.8	1.4	3.0	2.1	6.4
> 1 year <= 2 years	5.1	3.9	2.2	6.9	0.1
> 2 years <= 3 years	—	—	—	2.3	2.3
Sub-total	86.9	74.6	44.5	149.9	18.0

Fair Value < 70% >= 40% of Amortized Cost

> 270 days <= 1 year	1.5	—	—	—	—

Total	$88.4	$74.6	$44.5	$149.9	$18.0

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2021				2020
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.8	$0.4	$0.3	$3.9	$4.0
> 90 <= 180 days	0.3	—	2.4	3.8	—
> 180 <= 270 days	—	2.0	2.9	—	1.6
> 270 days <= 1 year	2.2	2.1	—	—	7.8
> 1 year <= 2 years	2.5	2.6	2.8	5.8	1.9
> 2 years <= 3 years	0.3	0.2	—	0.4	5.0
> 3 years	5.6	4.8	7.2	8.5	7.4
Sub-total	11.7	12.1	15.6	22.4	27.7

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	—	—	5.4	10.2

Total	$11.7	$12.1	$15.6	$27.8	$37.9

At December 31, 2021, we held one investment-grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security was a foreign government debt obligation and had a fair value of $172.0 million and a gross unrealized loss of $14.6 million.

We had no individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during 2021.

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

During the remainder of 2020, we did not experience any credit losses exceeding $10 million. We had no individual net investment losses of $10.0 million or greater from sales of fixed maturity securities in 2020. We had one net investment loss of $20.8 million from impairments and one individual net investment loss of $15.6 million from the sale of fixed maturity securities during 2019.

As of December 31, 2021, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $2,754.2 million and $2,977.0 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased from 6.7 percent at December 31, 2020 to 5.8 percent at

December 31, 2021 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,560.4 million and $2,432.1 million at December 31, 2021 and 2020, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for credit losses which was $8.3 million and $13.1 million at December 31, 2021 and 2020, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. We held no impaired mortgage loans at December 31, 2021 or 2020. See Notes 1 and 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $978.6 million and $747.5 million at December 31, 2021 and 2020, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $165.4 million, $19.8 million, and $31.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $753.2 million of commitments for additional investments in the partnerships at December 31, 2021 which may or may not be funded. See Note 2 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our private equity partnerships.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward-starting interest rate swaps, options on forward-starting interest rate swaps and U.S. Treasury rates, current and forward-starting currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $1.3 million at December 31, 2021. We held $32.0 million of cash collateral from our counterparties at December 31, 2021. The carrying value of fixed maturity securities posted as collateral to our counterparties was $27.6 million at December 31, 2021. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $19.8 million and $20.8 million on a fair value basis at December 31, 2021 and 2020, respectively.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed.  As of December 31, 2021, Unum Group and our intermediate holding companies had available holding company liquidity of $1,515 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, and asset backed securities. No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. During the first nine months of 2021, we did not have an open share repurchase program and did not repurchase any shares. In October 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock through December 2022, with the timing and amount of repurchase activity to be based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. In November 2021, we entered into and settled an accelerated stock repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received 1.9 million shares of our common stock. The dollar value of shares remaining under the current repurchase program was approximately $200 million at December 31, 2021. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Liquidity and Capital Resource Considerations - COVID-19

We have strengthened our liquidity position through actions such as maintaining a high level of short-term investments and a high level of collateral from certain of our U.S. insurance subsidiaries posted with regional FHLBs. In November 2021, we entered into a 20-year facility agreement with a Delaware trust that gives us the right to issue and to sell to the trust, up to $400.0 million of 4.046% senior notes in exchange for a corresponding amount of U.S. Treasury securities held by the trust. We believe we have the appropriate liquidity and access to capital to avoid significant disruption to our operations. We have not yet experienced a significant impact to our liquidity as a result of the collection of premiums and submitted claims activity; however, we continually monitor the development of these items.

As of December 31, 2021, we have borrowed $160.9 million of funds through our memberships with the regional FHLBs. Similar to our previous advances, these funds are used for the purpose of investing in either short-term investments or fixed maturity securities and have additional borrowing capacity of approximately $992 million that can be utilized for liquidity if the need arises. Additionally, we have access to an unsecured revolving credit facility that allow us to borrow up to a total of $500 million. There are currently no outstanding borrowings on this facility, but we remain in compliance with required covenants should we choose to borrow in the future. We have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

See "Debt, Credit Facilities and Other Sources of Liquidity" and "Transfers of Financial Assets" for further discussion of our debt arrangements, credit facilities, facility agreement for contingent debt issuance, and of our FHLB arrangements contained herein in this Item 7. For further discussion of the key considerations regarding the impacts of COVID-19 see "Executive Summary" herein in this Item 7.

Closed Block Individual Disability Reinsurance Transaction

In December 2020, we completed the first phase of a reinsurance transaction, pursuant to which Provident, Paul Revere, and Unum America, wholly-owned domestic insurance subsidiaries of Unum Group and collectively referred to as "the ceding companies", each entered into separate reinsurance agreements with Commonwealth to reinsure, on a coinsurance basis effective as of July 1, 2020, approximately 75 percent of the Closed Block individual disability insurance business, primarily direct business written by the ceding companies. In March 2021, we completed the second phase of the reinsurance transaction, pursuant to which the ceding companies and Commonwealth amended and restated their respective reinsurance agreements to reinsure on a coinsurance and modified coinsurance basis effective as of January 1, 2021, a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business previously assumed by the ceding companies. Commonwealth established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreements.

In connection with the first phase of the reinsurance transaction which occurred in December 2020, the ceding companies paid a total ceding commission to Commonwealth of $437.7 million. In connection with the second phase of the reinsurance transaction which occurred in March 2021, Commonwealth paid a ceding commission to the ceding companies of $18.2 million. The ceding companies transferred assets, which consisted primarily of cash and fixed maturity securities, of $6,669.8 million and $767.0 million for the first phase in December 2020 and the second phase in March 2021, respectively. We released approximately $400 million of capital during the fourth quarter of 2020 as a result of the closing of the first phase of the transaction. We released approximately $200 million of capital during the first quarter of 2021 as a result of the closing of the second phase of the transaction.

See "Reinsurance" contained herein in Item 1; "Segment Results" and "Executive Summary" contained herein in Item 7, and Notes 12 and 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the impacts related to this reinsurance transaction.

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

Restrictions under applicable state insurance laws limit the amount of dividends that can be paid to a parent company from its insurance subsidiaries in any 12-month period without prior approval by regulatory authorities. For life insurance companies domiciled in the U.S., that limitation generally equals, depending on the state of domicile, either ten percent of an insurer's statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding net realized capital gains and losses, of the preceding year. The payment of dividends to a parent company from a life insurance subsidiary is generally further limited to the amount of unassigned funds.

Unum America cedes blocks of business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Fairwind did not pay dividends in 2021 nor do we anticipate that Fairwind will pay dividends in 2022. Unum Group made $285.0 million in capital contributions to Fairwind during 2021 in order to ensure Fairwind has an appropriate level of capital supporting the business assumed from Unum America, including establishing the premium deficiency reserve resulting from the agreement between Unum America and the Maine Bureau of Insurance (MBOI).

In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the MBOI concluded that Unum America’s long-term care statutory reserves are deficient by $2.1 billion as of December 31, 2018, the financial statement date of the examination period. The amount reserves are deficient by may increase or decrease over time based on changes in assumed reinvestment rates, policyholder inventories, rate increase activity, and the underlying growth in the locked in statutory reserve basis as well as updates to other long term actuarial assumptions. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. During the fourth quarter of 2020, reserves were deficient by approximately $2.3 billion, prior to the 2020 phase-in adjustment. The increase in the reserve deficiency from the original $2.1 billion as of December 31, 2018 was primarily driven by changes in the assumed reinvestment rate. The 2020 phase-in amount was recorded in the fourth quarter of 2020 and was approximately $229 million, resulting in $2.1 billion remaining to be phased in as of December 31, 2020. During the fourth quarter of 2021, reserves were deficient by approximately $2.7 billion, prior to the 2021 phase in adjustment. The increase in the reserve deficiency from the balance as of December 31, 2020 was primarily driven by changes in the assumed reinvestment rate. The 2021 phase in amount was recorded in the fourth quarter of 2021 and was approximately $438 million, resulting in approximately $2.3 billion remaining to be phased in as of December 31, 2021. The phase in amounts for both 2020 and 2021 were funded using cash flows from operations and capital contributions from Unum Group. This strengthening is incorporated by using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows and capital contributions from Unum Group.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at December 31, 2021 are in line with our expectations and are significantly above the level that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of Solvency II, an European Union (EU) directive that is part of retained UK law pursuant to the European Union (Withdrawal) Act 2018, which prescribes capital requirements and risk management standards for the European insurance industry. Our U.K. holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum UK Solvency II Group), which includes Unum Limited, are subject to group supervision under Solvency II. The Unum UK Solvency II Group received approval from the U.K. Prudential Regulation Authority to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime continues to be implemented. In connection with the recent exit from the EU, the U.K. government is reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations. Recent economic conditions have caused volatility in our solvency ratios used to monitor capital adequacy.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

The amount available during 2021 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes Northwind Re and Fairwind, was approximately $947 million. During 2021, $583.0 million was declared and paid in cash, $8.3 million was declared and paid in fixed maturity securities, and $197.9 million was declared and paid in stock, of which $165.0 million was considered an extraordinary dividend, of one of Unum Group's traditional U.S.

insurance subsidiaries. Also during 2021, $25.7 million and $5.1 million in cash and fixed maturity securities, respectively, were paid to Unum Group from one of our traditional U.S. insurance companies as a return of capital. The amount available during 2021 from Unum Limited was approximately £170 million, of which none were declared and paid to Unum Group. As a result of the recapture of the Northwind Re reinsurance agreements and Northwind Re's status as a dormant captive insurance company, Northwind Re paid dividends of $916.4 million, comprised of cash of $210.2 million and fixed maturity securities of $706.2 million, to Northwind Holdings during 2021. Northwind Holdings then paid dividends of $917.0 million, comprised of cash of $210.8 million and fixed maturity securities of $706.2 million, to Unum Group.

During 2022, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. As a result of our consideration of overall capitalization needs, we may not utilize the entire amount of dividends available in 2022, which are based on applicable restrictions under current law. Approximately $861 million is available, without prior approval by regulatory authorities, during 2022 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers. Approximately £130 million is considered distributable from Unum Limited during 2022, subject to local solvency standards and regulatory approval.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group, which does not apply to our current entity structure.

Funding for Employee Benefit Plans

We made contributions of $65.7 million and £3.6 million to our U.S. and U.K. defined contribution plans, respectively, in 2021 and expect to make contributions of approximately $75 million and £4.2 million during 2022. We made no contributions to our U.S. and U.K. qualified defined benefit pension plans during 2021. We do not expect to make any contributions to either plan during 2022. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Debt, Credit Facilities and Other Sources of Liquidity

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

Northwind Holdings made periodic principal payments on the Northwind notes of $45.0 million in 2020 and $60.0 million in 2019. In December 2020, Northwind Holdings redeemed the remaining $35.0 million of principal on the Northwind notes, and was released of any contractual collateral requirements.

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

Issuance of Debt

In June 2021, we issued $600.0 million of 4.125% senior notes due 2051. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

In May 2020, we issued $500.0 million of 4.500% senior notes due 2025, which were subsequently purchased and retired in June 2021 as previously discussed.

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

Credit Facilities

We have a credit facility that is under a five-year agreement and is effective through April 2024. The terms of this agreement provide for a borrowing capacity of $500.0 million with an option to be increased up to $700.0 million. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2021, letters of credit totaling $0.4 million had been issued from this credit facility, but there were no borrowed amounts outstanding. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary.

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

The two primary financial covenants for the credit facilities include limitations based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness. The credit facilities provide for borrowings at an interest rate based either on the prime rate or federal funds rate.

See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our debt.

Facility Agreement for Contingent Issuance of Senior Notes

During November 2021, we entered into a 20-year facility agreement with a Delaware trust that gives us the right to issue and to sell to the trust, on one or more occasions, up to $400.0 million of 4.046% senior notes in exchange for a corresponding amount of U.S. Treasury securities held by the trust. These senior notes will not be issued unless and until the issuance right is exercised. The exercise of the issuance right triggers recognition of the senior notes on our consolidated balance sheets. We may also direct the trust to grant the right to exercise the issuance right with respect to all or a designated amount of the senior notes to one or more assignees (who are our consolidated subsidiaries or persons to whom we have an obligation). We pay a semi-annual facility fee to the trust at a rate of 2.225% per year on the unexercised portion of the maximum amount of senior notes that we could issue and sell to the trust and we reimburse the trust for its expenses. For more information, see Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of this agreement.

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

Cash Requirements

As previously discussed, cash is applied primarily to the payment of policy benefits, costs of acquiring new business (principally commissions), operating expenses, and taxes, as well as purchases of investments. We have established an investment strategy that we believe will provide for adequate cash flows from operations to meet cash payment requirements. Summarized below are our estimated material cash requirements, both in the short-term (within 12 months) and the long-term (beyond 12 months) resulting from contractual obligations as of December 31, 2021:

•Policyholder liabilities totaled $47,394.1 million, of which $4,885.7 million is estimated to be paid in 2022. We also maintain reinsurance agreements for which the recoverable under those agreements totaled $14,165.3 million of which $1,228.3 million is estimated to offset related policyholder liability payments in 2022. Policyholder liabilities and the related reinsurance recoverable represent the projected payout of the current in-force policyholder liabilities and the expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. We utilize extensive liability modeling to project future cash flows from the in force business. The primary assumptions used to project future cash flows are claim incidence rates for mortality and morbidity, claim resolution rates, persistency rates, and interest rates. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly over time.
•Payments related to our long-term debt and our credit and facility agreements, which include contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheets, totaled $6,860.4 million, of which $187.8 million in interest payments is estimated to be paid in 2022. We have no debt principal payments due in 2022.
•Investment commitments which represent commitments we have made to purchase or fund investments including privately placed fixed maturity securities, commercial mortgage loans, and private equity partnerships totaled $889.0 million, all of which is estimated to be paid in 2022 based on the expiration date of the commitments. The funds due for these commitments are due upon satisfaction of contractual notice from appropriate external parties and may or may not be funded and are therefore not recorded on our consolidated balance sheet.
•Amounts owed to reinsurers totaled $643.3 million of which $214.6 million is estimated to be paid in 2022.
•Pensions and OPEB which includes commitments related to our defined benefit pension and postretirement plans for our employees, including our non-qualified pension plan, totaled $510.8 million, of which $19.1 million is estimated to be paid in 2022. Pension plan obligations, other than the non-qualified plan, represent our contributions to the pension plans and are projected based on the expected future minimum contributions as required under current U.S. and U.K. legislative funding requirements. Non-qualified pension plan and other postretirement benefit obligations represent the expected benefit payments related to these plans which we expect to pay, as incurred, from our general assets.
•Payables for general operating expenses and deferred compensation liabilities totaled $412.9 million of which $297.7 million is estimated to be paid in 2022.
•Obligations to return advances received from the FHLB and to return unrestricted cash collateral to our securities lending and derivative counterparties totaled $287.7 million of which $184.5 million is estimated to be repaid in 2022.
•Commissions due totaled $124.5 million all of which is estimated to be paid in 2022.
•We also have obligations with outside parties for computer data processing services, software maintenance agreements, and consulting services of $100.6 million, of which $53.9 million is estimated to be paid in 2022.
•Operating lease payments representing the amount of undiscounted minimum lease payments due totaled $96.1 million of which $22.6 million is estimated to be paid in 2022.

See "Critical Accounting Estimates" contained herein in this Item 7 and Notes 3, 4, 6, 8, 9, 12, and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our various commitments and obligations.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of December 31, 2021, we held $94.8 million of cash collateral from securities lending agreements. The average balance for securities lending agreements which were collateralized by cash during the year ended December 31, 2021 was $76.9 million, and the maximum amount outstanding at any month end was $108.5 million. In addition, at December 31, 2021, we had $198.6 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the year ended December 31, 2021 was $171.4 million, and the maximum amount outstanding at any month end was $211.9 million.

To manage our cash position more efficiently, we may enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no repurchase agreements outstanding at December 31, 2021, nor did we utilize any repurchase agreements during 2021. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of December 31, 2021, we owned $22.1 million of FHLB common stock and had outstanding advances of $160.9 million from the regional FHLBs.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Consolidated Cash Flows

(in millions of dollars)
	Year Ended December 31
	2021	2020	2019
Net Cash Provided by Operating Activities	$1,387.5	$469.3	$1,606.6
Net Cash Used by Investing Activities	(1,340.6)	(267.7)	(1,393.5)
Net Cash Used by Financing Activities	(168.9)	(88.7)	(223.0)
Net Change in Cash and Bank Deposits	$(122.0)	$112.9	$(9.9)

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

Included in the change in insurance reserves and liabilities and net investment (gain) loss to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for 2021 and 2020 were the impacts of the two phases of the Closed Block individual disability reinsurance transaction that occurred during the first quarter of 2021 and the fourth quarter of 2020. Additionally, the operating cash flows for 2021 and 2020 included $456.8 million and $1,087.2 million, respectively, of cash paid to the reinsurer related to the two phases of the Closed Block individual disability reinsurance transaction. Also included in the change in insurance reserves and liabilities for 2021 and 2020 were the net reserve changes related to the reserve assumption updates that occurred during the third quarter of 2021 and the fourth quarter of 2020. See "Executive Summary" contained herein in this Item 7 and Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on the Closed Block individual disability reinsurance transaction and the reserve assumption updates.

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

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, repurchase of common stock, dividends paid to stockholders, and policyholder account deposits and withdrawals related to our universal life products.

During 2021, we issued $600.0 million of 4.125% senior notes due 2051 and received total proceeds of $588.1 million.

Also during 2021, we purchased and retired $500.0 million aggregate principal amount of our 4.500% senior notes due 2025, for which we paid an additional $62.8 million in cash associated with the early retirement of this debt. We had issued the $500.0 million 4.500% senior notes in 2020 and had received total proceeds of $494.1 million.

During 2020, our $400.0 million 5.625% senior unsecured notes matured and we repaid the remaining $80.0 million of principal on our senior secured non-recourse notes issued by Northwind Holdings. During 2019, we purchased and retired $433.1 million aggregate liquidation/principal amount of our outstanding capital and debt securities, including debt repurchase costs of $25.9 million for a total cash outflow of $459.0 million. Also during 2019, we made principal payments of $60.0 million on the Northwind notes.

During 2019, we issued $450.0 million of 4.500% senior notes due 2049 and $400.0 million of 4.000% senior notes due 2029 and received total proceeds of $841.9 million.

Cash used to repurchase shares of Unum Group's common stock during 2021 and 2019 was $50.0 million and $400.3 million, respectively. There were no share repurchases made during 2020. During 2021, 2020, and 2019 we paid dividends of $239.4 million, $231.9 million, and $229.2 million, respectively, to holders of Unum Group's common stock.

Included in financing cash flows during 2021 and 2020 was $40.4 million and $62.1 million, respectively, of cash received related to the ALR cohort volatility agreement with Commonwealth.

See "Debt, Credit Facilities and Other Sources of Liquidity" contained herein in this Item 7, and Notes 8, 10, and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

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

On April 8, 2021, Fitch affirmed its financial strength ratings for our domestic insurance subsidiaries and its issuer credit ratings on our senior debt obligations. In addition, Fitch revised its outlook to stable from negative, citing a favorable outlook compared to original COVID-19 expectations, earnings and capital metrics stability, and manageable credit losses.

On June 10, 2021, AM Best upgraded its financial strength rating on Starmount Life Insurance Company from A- to A, reflecting the strategic importance of dental and vision products for Unum Group, and also affirmed its financial strength rating for our other domestic insurance subsidiaries as well as its issuer credit ratings on our senior debt obligations. In addition, AM Best revised its outlook to stable from negative, citing an easing of balance sheet pressure due to improving COVID-19 related economic conditions, and favorable profitability trends that are expected to continue.

On November 8, 2021, Moody’s affirmed the financial strength rating of our rated insurance subsidiaries and its issuer credit rating on our senior debt obligations. In addition, Moody’s revised its outlook to stable from negative, citing good earnings and capital generation resulting from higher sales, growing premium income, positive performance in the Closed Block, and improving macro-economic conditions.

There have been no other changes in the rating agencies' outlooks or ratings during 2021 or in 2022 prior to the date of this filing.

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

Although our policy benefits are primarily in the form of claim payments and we therefore have minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment cash flows with amounts due under insurance contracts. Changes in interest rates and individuals' behavior affect the amount and timing of asset and liability cash flows. We actively monitor our asset and liability cash flow match and our asset and liability duration match to manage interest rate risk. Due to the long duration of our long-term care product, the timing of our investment cash flows do not match those of our maturing liabilities. We model and test asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. We use this analysis in determining hedging strategies and utilizing derivative financial instruments. We may use current and forward interest rate swaps, options on forward interest rate swaps, and forward treasury locks to hedge interest rate risks and to match asset durations and cash flows with corresponding liabilities.

Debt is not carried at fair value in our consolidated balance sheets. If we modify or replace existing debt instruments at current market rates, we may incur a gain or loss on the transaction. We believe our debt-related risk to changes in interest rates is relatively minimal.

We measure our financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2021 and 2020 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2021 and 2020 are shown as follows:

	December 31, 2021
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities [1]		$43,336.0	$39,613.6	$(3,722.4)
Mortgage Loans		2,677.8	2,510.9	(166.9)
Policy Loans, Net of Reinsurance Ceded		433.4	401.1	(32.3)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs [2]		$(4,597.8)	$(2,526.9)	$2,070.9
Long-term Debt		(3,879.1)	(3,502.0)	377.1

Derivatives [1]
Swaps	$928.8	$3.1	$3.0	$(0.1)
Forwards	41.7	1.4	1.4	—
Embedded Derivative in Modified Coinsurance Arrangement		(30.1)	(24.4)	5.7

	December 31, 2020
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities [1]		$44,137.3	$40,420.9	$(3,716.4)
Mortgage Loans		2,641.8	2,480.9	(160.9)
Policy Loans, Net of Reinsurance Ceded		460.2	436.7	(23.5)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs [2]		$(6,110.5)	$(3,003.6)	$3,106.9
Long-term Debt		(3,887.4)	(3,560.0)	327.4

Derivatives [1]
Swaps	$732.5	$(39.4)	$(97.6)	$(58.2)
Forwards	11.9	(0.5)	(0.1)	0.4
Embedded Derivative in Modified Coinsurance Arrangement		(39.8)	(35.0)	4.8

1 These financial instruments are carried at fair value in our consolidated balance sheets. Changes in fair value resulting from changes in interest rates may affect the fair value at which the item is reported in our consolidated balance sheets. The corresponding offsetting change is reported in other comprehensive income or loss, net of income tax, except for changes in the fair value of derivatives accounted for as fair value hedges or derivatives not designated as hedging instruments, together with the payment of periodic fees, if applicable, are recognized in the same income statement line item as the hedged item during the period of change in fair value.

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

The effect of a change in interest rates on asset prices was determined using a duration implied methodology for the fixed maturity securities whereby the duration of each security was used to estimate the change in price for the security assuming an increase of 100 basis points in interest rates. These hypothetical prices were compared to the actual prices for the period to compute the overall change in market value. The changes in the fair values shown in the chart above for all other items were determined using discounted cash flow analyses. Because we actively manage our investments and liabilities, actual changes could differ from those estimated above.

We remain in an environment of low interest rates, which continues to place pressure on our profit margins as we invest cash flows to support our businesses. We estimate that we will have approximately $2.5 billion of investable cash flows in 2022. Assuming interest rates and credit spreads remain constant throughout 2023 at the January 2022 market levels, our net investment income would decrease by an immaterial amount in both 2022 and 2023 as a result of the investment of cash flows at levels below our current portfolio rate. This interest rate scenario does not give consideration to the effect of other factors which could impact these results, such as changes in the bond market and changes in hedging strategies and positions, nor does it consider the potential change to our discount rate reserve assumptions and any mitigating factors such as pricing adjustments. In addition, a continued low or declining interest rate environment may also result in an increase in the net periodic benefit costs for our pension plans, but we do not believe it would materially affect net income in 2022 or 2023.

Foreign Currency Risk

The functional currency of our U.K. operations is the British pound sterling. The functional currency of our operations in Poland is the Polish zloty. We are exposed to foreign currency risk arising from fluctuations in the British pound sterling and Polish zloty to U.S. dollar exchange rates primarily as they relate to the translation of the financial results of our U.K. and Polish operations. Fluctuations in exchange rates impact reported financial results. We do not hedge against the possible impact of this risk. Because we do not actually convert our functional currency into dollars except for a limited number of transactions, we view foreign currency translation as a financial reporting issue and not a reflection of operations or profitability in our U.K. or Polish operations.

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2021 and 2020 levels, stockholders' equity as reported in U.S. dollars would have been lower by approximately $67 million and $76 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2021 and 2020, adjusted operating income, as reported in U.S. dollars, would have decreased approximately $10 million and $7 million, respectively. Our Polish operations are currently not a significant portion of our overall operations and any changes in the dollar exchange rate would not represent a material impact to our reported financial results in U.S. dollars.

Dividends paid by Unum Limited are paid to our U.K. holding company. When these funds are repatriated to our U.S. holding company, we are subject to foreign currency risk as the value of the dividend, when converted into U.S. dollars, is dependent upon the foreign exchange rate at the time of conversion.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Unum Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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
The Company’s reserves for individual and group long-term care policy and contract benefits are $13.4 billion of the $48.0 billion of Reserves for Future Policy and Contract Benefits on the consolidated balance sheet as of December 31, 2021. The two primary categories of long-term care reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported. Notes 1 and 6 to the consolidated financial statements describe the accounting for these reserves.

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

Chattanooga, Tennessee
February 25, 2022

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2021	2020
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $37,386.7; $36,546.5; allowance for credit losses of $—; $6.8)	$43,336.0	$44,137.3
Mortgage Loans (net of allowance for credit losses of $8.3; $13.1)	2,560.4	2,432.1
Policy Loans	3,662.9	3,683.9
Other Long-term Investments	1,203.0	960.2
Short-term Investments	1,388.0	1,470.0
Total Investments	52,150.3	52,683.5

Other Assets
Cash and Bank Deposits	75.0	197.0
Accounts and Premiums Receivable (net of allowance for credit losses of $34.2; $38.8)	1,519.9	1,519.3
Reinsurance Recoverable (net of allowance for credit losses of $2.3; $11.7)	10,919.3	10,666.0
Accrued Investment Income	602.7	611.4
Deferred Acquisition Costs	2,207.9	2,272.6
Goodwill	352.2	353.0
Property and Equipment	462.7	498.0
Income Tax Receivable	—	72.7
Other Assets	1,825.6	1,752.3

Total Assets	$70,115.6	$70,625.8

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2021	2020
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,907.7	$1,855.4
Reserves for Future Policy and Contract Benefits	48,007.5	49,653.0
Unearned Premiums	347.5	349.3
Other Policyholders’ Funds	1,790.9	1,663.9
Income Tax Payable	159.1	—
Deferred Income Tax	458.4	416.1
Long-term Debt	3,442.2	3,345.7
Other Liabilities	2,585.9	2,471.4

Total Liabilities	58,699.2	59,754.8

Commitments and Contingent Liabilities - Note 14

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 307,334,853 and 306,566,572 shares	30.7	30.7
Additional Paid-in Capital	2,408.1	2,376.2
Accumulated Other Comprehensive Income	354.1	374.2
Retained Earnings	11,853.2	11,269.6
Treasury Stock - at cost:104,820,670 and 102,876,514 shares	(3,229.7)	(3,179.7)

Total Stockholders' Equity	11,416.4	10,871.0

Total Liabilities and Stockholders' Equity	$70,115.6	$70,625.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars, except share data)
Revenue
Premium Income	$9,481.0	$9,378.1	$9,365.6
Net Investment Income	2,213.2	2,360.7	2,435.3
Net Investment Gain (Loss)	76.7	1,199.1	(23.2)
Other Income	242.9	224.2	221.2
Total Revenue	12,013.8	13,162.1	11,998.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,598.6	8,972.9	7,496.2
Commissions	1,038.1	1,057.3	1,122.7
Interest and Debt Expense	185.0	188.2	177.4
Cost Related to Early Retirement of Debt	67.3	—	27.3
Deferral of Acquisition Costs	(508.1)	(576.2)	(658.6)
Amortization of Deferred Acquisition Costs	586.1	606.1	609.9
Compensation Expense	975.2	953.2	898.3
Other Expenses	1,008.6	996.6	943.6
Total Benefits and Expenses	10,950.8	12,198.1	10,616.8

Income Before Income Tax	1,063.0	964.0	1,382.1

Income Tax Expense (Benefit)
Current	212.8	(116.6)	274.8
Deferred	26.0	287.6	7.0
Total Income Tax Expense	238.8	171.0	281.8

Net Income	$824.2	$793.0	$1,100.3

Net Income Per Common Share
Basic	$4.04	$3.89	$5.25
Assuming Dilution	$4.02	$3.89	$5.24

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Net Income	$824.2	$793.0	$1,100.3

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $(346.9); $250.2; $757.0)	(1,301.4)	983.0	2,870.9
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $316.8; $(138.2); $(511.7))	1,195.9	(531.2)	(1,942.6)
Change in Net Gain on Hedges (net of tax benefit of $9.8; $23.8; $17.0)	(36.0)	(90.0)	(62.8)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $4.2; $(4.3); $0.2)	(12.6)	20.3	23.6
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $42.1; $(34.8); $(9.3))	134.0	(45.2)	(37.6)
Total Other Comprehensive Income (Loss)	(20.1)	336.9	851.5

Comprehensive Income	$804.1	$1,129.9	$1,951.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$30.7	$30.6	$30.5
Common Stock Activity	—	0.1	0.1
Balance at End of Year	30.7	30.7	30.6

Additional Paid-in Capital
Balance at Beginning of Year	2,376.2	2,348.1	2,321.7
Common Stock Activity	31.9	28.1	26.4
Balance at End of Year	2,408.1	2,376.2	2,348.1

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	374.2	37.3	(814.2)
Other Comprehensive Income (Loss)	(20.1)	336.9	851.5
Balance at End of Year	354.1	374.2	37.3

Retained Earnings
Balance at Beginning of Year	11,269.6	10,728.7	9,863.1
Adjustment to Adopt Accounting Standard Update - Note 1	—	(18.9)	(3.4)
Balance at Beginning of Year, as Adjusted	11,269.6	10,709.8	9,859.7
Net Income	824.2	793.0	1,100.3
Dividends to Stockholders (per common share: $1.17; $1.14; $1.09)	(240.6)	(233.2)	(231.3)
Balance at End of Year	11,853.2	11,269.6	10,728.7

Treasury Stock
Balance at Beginning of Year	(3,179.7)	(3,179.7)	(2,779.3)
Purchases of Treasury Stock	(50.0)	—	(400.4)
Balance at End of Year	(3,229.7)	(3,179.7)	(3,179.7)

Total Stockholders' Equity at End of Year	$11,416.4	$10,871.0	$9,965.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$824.2	$793.0	$1,100.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	678.0	242.9	37.5
Change in Deferred Acquisition Costs	78.0	29.9	(48.7)
Change in Insurance Reserves and Liabilities	74.2	1,481.8	241.1
Change in Income Taxes	295.3	(31.3)	248.2
Change in Other Accrued Liabilities	11.3	160.1	51.3
Non-cash Components of Net Investment Income	(254.7)	(120.5)	(237.9)
Net Investment (Gain) Loss	(76.7)	(1,199.1)	23.2
Depreciation	119.8	113.6	110.1
Cash Related to Reinsurance Transaction	(456.8)	(1,087.2)	—
Amortization of the Cost of Reinsurance	79.1	2.6	—
Other, Net	15.8	83.5	81.5
Net Cash Provided by Operating Activities	1,387.5	469.3	1,606.6

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	442.5	990.8	955.2
Proceeds from Maturities of Fixed Maturity Securities	2,611.4	2,052.4	2,401.0
Proceeds from Sales and Maturities of Other Investments	403.1	237.0	363.5
Purchase of Fixed Maturity Securities	(4,106.3)	(3,169.6)	(4,022.4)
Purchase of Other Investments	(606.8)	(440.6)	(568.5)
Net Sales (Purchases) of Short-term Investments	76.5	(133.1)	(267.6)
Net Increase (Decrease) in Payables for Collateral on Investments	(50.7)	314.5	(104.1)
Net Purchases of Property and Equipment	(110.3)	(119.1)	(150.9)
Other, Net	—	—	0.3
Net Cash Used by Investing Activities	(1,340.6)	(267.7)	(1,393.5)

Cash Flows from Financing Activities
Short-term Debt Repayment	—	(400.0)	—
Issuance of Long-term Debt	588.1	494.1	841.9
Long-term Debt Repayment	(500.0)	(80.0)	(493.1)
Cost Related to Early Retirement of Debt	(62.8)	—	(25.9)
Issuance of Common Stock	3.4	4.4	6.1
Repurchase of Common Stock	(50.0)	—	(400.3)
Dividends Paid to Stockholders	(239.4)	(231.9)	(229.2)
Proceeds from Policyholder Account Deposits	128.1	138.4	149.4
Payments for Policyholder Account Withdrawals	(80.7)	(74.3)	(68.2)
Cash Received Related to Active Life Volatility Cover Agreement	40.4	62.1	—
Other, Net	4.0	(1.5)	(3.7)
Net Cash Used by Financing Activities	(168.9)	(88.7)	(223.0)

Net Increase (Decrease) in Cash and Bank Deposits	(122.0)	112.9	(9.9)

Cash and Bank Deposits at Beginning of Year	197.0	84.1	94.0

Cash and Bank Deposits at End of Year	$75.0	$197.0	$84.1
Certain prior year amounts were reclassified to conform to current year presentation. See notes to consolidated financial statements.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, particularly when considering the risks and uncertainties associated with the coronavirus disease 2019 (COVID-19), which could impact the amounts reported and disclosed herein.

Fixed Maturity Securities: Fixed maturity securities include long-term bonds and redeemable preferred stocks. Our fixed maturity securities are classified as available-for-sale and reported at fair value. Changes in the fair value of available-for-sale fixed maturity securities, except for amounts related to impairment and credit losses recognized in earnings, are reported as a component of other comprehensive income. These amounts are net of income tax and valuation adjustments to deferred acquisition costs and reserves for future policy and contract benefits which would have been recorded had the related unrealized gain or loss on these securities been realized. Realized investment gains or losses are based upon specific identification of the investments sold.

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

For securities with a decline in fair value below amortized cost which we intend to sell or more likely than not will be required to sell before recovery in value, the amortized cost of the investment is written down to fair value through earnings, and an impairment loss is recognized in the current period. For securities that we believe are impaired and which we do not intend to sell and it is not more likely than not that we will be required to sell before recovery in value, we calculate an allowance for credit losses recognized in earnings which generally represents the difference between the amortized cost of the security and the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition and limited by the difference between amortized cost and fair value of the security. For fixed maturity securities for which we have recognized an allowance for credit loss through earnings, if through subsequent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

evaluation there is a significant increase in expected cash flows, the allowance is reduced and is recognized as a reduction to credit losses in the current period. See Notes 2 and 3.

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

We utilize various scenarios to estimate our allowance for expected losses ranging from a base case scenario that reflects normal market conditions to a severe case scenario that reflects adverse market conditions. We will adjust our allowance each period to utilize the scenario or weighting of the scenarios that best reflects our view of current market conditions. Additions and reductions to our allowance for credit losses on mortgage loans are reported as a component of net investment gains and losses. See Note 3.

Policy Loans: Policy loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $3,373.7 million and $3,390.6 million of policy loans ceded to reinsurers at December 31, 2021 and 2020, respectively.

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

Changes in the fair value of a derivative designated as a fair value hedge and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in earnings as a component of net investment gain or loss during the period of change in fair value.  For gains or losses on the derivative instrument that are excluded from the assessment of hedge effectiveness, those gains and losses are recognized in other comprehensive income or loss and amortized into earnings in the same income statement line as the related hedged item. The gain or loss on the termination of a fair value hedge is recognized in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

earnings as a component of net investment gain or loss during the period in which the termination occurs. When interest rate swaps are used in hedge accounting relationships, periodic settlements are recorded in the same income statement line as the related settlements of the hedged items.

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

Gains or losses on the termination of ineffective fair value or cash flow hedges are reported in earnings as a component of net investment gain or loss. In the event a hedged item is disposed of or the anticipated transaction being hedged is no longer likely to occur, we will terminate the related derivative and recognize the gain or loss on termination in current earnings as a component of net investment gain or loss. In the event a hedged item is disposed of subsequent to the termination of the hedging transaction, we reclassify any remaining gain or loss on the hedge out of accumulated other comprehensive income into earnings as a component of the same income statement line item wherein we report the gain or loss on disposition of the hedged item.

For a derivative not designated as a hedging instrument, changes in the fair value of the derivative, together with the payment of periodic fees, if applicable, are recognized in the same income statement line item as the hedged item during the period of change in fair value.

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

The allowance on our premiums receivable is primarily determined using an aging analysis as well as historical lapse and delinquency rates by line of business, adjusted for key factors that may impact our future expectation of premium receipts such as changes in customer demographics, business practices, economic conditions, and product offerings. We write off premiums receivable amounts when determined to be uncollectible, which is based on various factors, including the aging of premiums receivable past the due date and specific communication with customers. At December 31, 2021 and 2020, the allowance for expected credit losses on premium receivables was $34.2 million and $38.8 million, respectively, on gross premium receivables of $530.7 million and $525.8 million, respectively. The allowance decreased $4.6 million during the year ended December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

2021, and was driven primarily by improvements in the age of premiums receivable and improvements in unemployment levels. The allowance increased $15.0 million during the year ended December 31, 2020, primarily due to the uncertainty of collectability resulting from the impacts of COVID-19, partially offset by premiums receivable write-offs and a decrease in the premiums receivable balance. The primary factors considered in establishing the additional allowance at December 31, 2020 were the increase in unemployment levels and the general uncertainty around the financial condition of some of our customers at that time.

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

Loss recognition and recoverability testing is performed on an annual basis, or more frequently if appropriate, using best estimate assumptions as to future experience as of the date of the test. Insurance contracts are grouped for each major product line within a segment when we perform the loss recognition and recoverability tests. If loss recognition or recoverability testing indicates that deferred acquisition costs are not recoverable, the deficiency is charged to expense. Using our best estimate assumptions during the fourth quarter of 2021, we determined that $15.1 million of current year acquisition costs related to the Unum US group life and accidental death and dismemberment product line were not recoverable driven by COVID-19 related life claims and as a result, these amounts were not deferred.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $1,259.6 million and $1,239.9 million as of December 31, 2021 and 2020, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits from surrender charges, mortality margins, investment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

returns, and expense margins for interest sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $73.1 million and $83.8 million at December 31, 2021 and 2020, respectively. The accumulated amortization for value of business acquired was $157.7 million and $153.7 million as of December 31, 2021 and 2020, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $5.7 million, $6.1 million, and $7.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

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

Policy reserves for interest sensitive products are principally policyholder account values resulting from customer deposits and interest credited less cost of insurance, policy administration expenses, surrender charges, and customer withdrawals.

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

Other Policyholders' Funds: Other policyholders' funds represent customer deposits plus interest credited at contract rates. We control interest rate risk by investing in quality assets which have an aggregate duration that closely matches the expected duration of life liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Income Tax: Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes have been measured using enacted statutory income tax rates and laws that are currently in effect. We record adjustments to our deferred taxes resulting from tax rate changes through income as of the date of enactment. We record deferred tax assets for tax positions taken in the U.S. and other tax jurisdictions based on our assessment of whether a position is more likely than not to be sustained upon examination based solely on its technical merits.  A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. We record tax expense related to Global Intangible Low-Taxed Income in the period in which it is incurred. We follow an aggregate portfolio approach to release disproportionate tax effects from accumulated other comprehensive income upon disposal of an entire business segment's portfolio. See Note 7.

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

Where applicable, gains or costs recognized on reinsurance transactions are generally deferred and amortized into earnings based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits for interest sensitive insurance policies. Gains or costs recognized on reinsurance transactions for non-interest sensitive products for which we no longer receive premiums are generally deferred and amortized into earnings based upon expected claim reserve patterns. The cost of reinsurance included in other assets in our consolidated balance sheets at December 31, 2021 and 2020 was $777.1 million and $813.0 million. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2021 and 2020 was $3.7 million and $5.6 million, respectively.

Under ceded reinsurance agreements wherein we are not relieved of our legal liability to our policyholders, if the assuming reinsurer is unable to meet its obligations, we remain contingently liable. We evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. We may also require assets in trust, letters of credit, or other acceptable collateral to support our reinsurance recoverable balances. We estimate an allowance for expected credit losses for our reinsurance recoverable balance using a probability of default approach which incorporates key inputs and assumptions regarding historical insurer liquidation rates, counterparty credit ratings, and collateral received. Liquidation rates are derived from rating agency studies covering domestic insurers and are based on historical liquidation trends according to their respective credit ratings. When calculating our allowance, we apply these liquidation rates to the net amount of our credit exposure, which considers collateral arrangements such as letters of credit and trust accounts. We evaluate the factors used to determine our allowance on a quarterly basis to consider material changes in our assumptions and make adjustments accordingly. At December 31, 2021 and 2020, the allowance for expected credit losses on reinsurance recoverables was and $2.3 million and $11.7 million, respectively. The allowance decreased $9.4 million during the year ended December 31, 2021, primarily due to changes in the composition of the related receivable. The allowance increased $9.9 million during the year ended December 31, 2020, primarily due to an increase in the reinsurance recoverable balance, changes in certain counterparty credit ratings, and changes in our assumptions about the recoverability of receivables from certain counterparties. See Note 12.

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2021, 2020, and 2019, premium tax expense was $166.0 million, $175.5 million, and $170.1 million, respectively.

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $297.7 million and $319.8 million at December 31, 2021 and 2020, respectively.

Revision of Previously Issued Consolidated Statements of Cash Flows: In 2021, we changed the presentation of policyholder account deposits and withdrawals related to our universal life products to present the activity on a gross basis within the financing activities section of the Consolidated Statements of Cash Flows. As a result of this change, we determined that certain historical adjustments related to the cost of insurance, policy administration expenses and surrender charges for these products were incorrectly presented as a component of net cash used by financing activities rather than as a component of net cash provided by operating activities. We determined that the impact of the error to the previously issued Consolidated Statements of Cash Flows was not material and we have corrected the error. The impact of this correction for the years ended December 31, 2020 and 2019, was a decrease to the change in insurance reserves and liabilities within net cash provided by operating activities of $128.2 million and $135.0 million, respectively, with a corresponding decrease to net cash used by financing activities. Within net cash used by financing activities the other, net line item was adjusted as a result of the error correction and to separately present proceeds from policyholder account deposits and payments for policyholder account withdrawals. The error had no impact on our financial position or our results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2020:

ASC	Description	Date of Adoption	Effect on Financial Statements

ASC 350 "Intangibles - Goodwill and Other"	This update eliminated the requirement to calculate the implied fair value of goodwill (the second step in the current two-step test) to measure a goodwill impairment charge. Instead, entities should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value, with the loss not to exceed the total amount of goodwill allocated to that reporting unit. This guidance was applied in the period of adoption.	January 1, 2020	The adoption of this update did not have an effect on our financial position or results of operations.

ASC 820 "Fair Value Measurement"	This update amended the fair value measurement guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removed certain disclosures related to Level 1 and Level 2 transfers and removed the discussion regarding valuation processes of Level 3 fair value measurements. The update modified guidance related to investments in certain entities that calculate net asset value to explicitly require disclosure regarding timing of liquidation of the investee's assets and timing of redemption restrictions. The update added disclosures around the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 investments held at the end of the reporting period and adds disclosures regarding certain unobservable inputs on Level 3 fair value measurements. The guidance was applied both retrospectively and prospectively, depending on the specific requirement of the update.	December 31, 2018 for the removal and modification of certain disclosures and January 1, 2020 for the addition of certain disclosures.	The adoption of this update modified our disclosures but did not have an impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 715 "Compensation - Retirement Benefits"	This update amends the defined benefit pension and other postretirement benefit guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removes the requirement to disclose the effects of a one-percentage point change in the assumed healthcare cost trend and the requirement to disclose amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost of the next year. This update adds a requirement to describe the reasons for significant gains and losses related to changes in the benefit obligation for the period. The update also clarifies that the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) and fair value of plan assets are to be disclosed for plans with PBOs or ABOs in excess of plan assets. The guidance was applied retrospectively.	December 31, 2020	The adoption of this update modified our disclosures but did not have an impact on our financial position or results of operations.

ASC 326 "Financial Instruments - Credit Losses"	This update amended the guidance on the impairment of financial instruments. The update added an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses and will generally result in earlier recognition of allowances for losses. The current expected credit loss model applies to financial instruments such as mortgage loans, fixed maturity securities classified as held-to-maturity, and certain receivables. The update also modified the other-than-temporary impairment model used for available-for-sale fixed maturity securities such that credit losses are recognized as an allowance rather than as a reduction in the amortized cost of the security. The reversal of previously recognized credit losses on available-for-sale fixed maturity securities is allowed under specified circumstances. Additional disclosures are also required, including information used to develop the allowance for losses. The guidance was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For available-for-sale fixed maturity securities, the update was applied prospectively. Other-than-temporary impairment losses recognized on available-for-sale fixed maturity securities prior to adoption of the update cannot be reversed. This guidance was applied in the period of adoption.	January 1, 2020	The adoption of this update resulted in a cumulative-effect reduction to retained earnings of $18.9 million with a corresponding decrease to mortgage loans of $8.3 million, a decrease to accounts and premiums receivable of $13.5 million and a decrease to deferred income tax of $5.0 million. There were also immaterial impacts to reinsurance recoverable and other liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Outstanding:

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 848 "Reference Rate Reform"	The amendments in this update provide optional guidance, for a limited period of time, to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The guidance allows for various practical expedients and exceptions when applying GAAP to contracts, hedging relationships, and other transactions affected either by discontinued rates as a direct result of reference rate reform or a market-wide change in interest rates used for discounting, margining or contract price alignment, if certain criteria are met. Specifically, the guidance provides certain practical expedients for contract modifications, fair value hedges, and cash flow hedges, and also provides certain exceptions related to changes in the critical terms of a hedging relationship. The guidance also allows for a one-time election to sell or transfer debt securities that were both classified as held-to-maturity prior to January 1, 2020 and reference a rate affected by the reform.	Adoption is permitted as of the beginning of the interim period that includes March 12, 2020 (the issuance date of the update), or any date thereafter, through December 31, 2022, at which point the guidance will sunset.	We do not anticipate needing to adopt this guidance, but we will continue to monitor our contracts and hedging relationships throughout the adoption period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 944 "Financial Services - Insurance"	This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income. These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. The update also requires that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in other comprehensive income. This update also simplifies the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations but are no longer subject to an impairment test. Significant additional disclosures will also be required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. The application of this guidance will vary based upon the specific requirements of the update but will generally result in either a modified retrospective or full retrospective approach with changes applied as of the beginning of the earliest period presented. Early adoption is permitted.	January 1, 2023	We will adopt this update effective January 1, 2023 using the modified retrospective approach with changes applied as of the beginning of the earliest period presented or January 1, 2021, also referred to as the transition date. We are continuing to evaluate the effects of implementing this update. We expect that the most significant impact at the transition date will be the requirement to update the discount rate assumption to reflect an upper-medium grade fixed-income instrument, which will be generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities and will result in a decrease to accumulated other comprehensive income within our total stockholders’ equity balance of approximately $6.5 billion to $7 billion. After the transition date, we will be required to update the discount rate each subsequent reporting period with changes recorded in other comprehensive income (OCI) and expect that this could have a material impact on OCI. We also expect that the adoption will have a material impact on our results of operations and will significantly expand our disclosures. We do not have products with market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments
Fair Value Measurements for Financial Instruments Carried at Fair Value

We report fixed maturity securities, which are classified as available-for-sale securities, derivative financial instruments, and unrestricted equity securities at fair value in our consolidated balance sheets. We report our investments in private equity partnerships at our share of the partnerships' NAV as a practical expedient for fair value. See Note 1.

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

At December 31, 2021, approximately 8.1 percent of our fixed maturity securities were valued using active trades from TRACE pricing or market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 91.9 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•75.6 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•11.3 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

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

The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		December 31, 2021
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$240.6	Not redeemable	$143.7
		38.8	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	6.8
Total Private Credit		279.4		150.5

Private Equity	(b)	365.8	Not redeemable	274.3
		18.8	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	50.3
Total Private Equity		384.6		324.6

Real Assets	(c)	256.2	Not redeemable	278.1
		58.4	Quarterly / 90 days notice	—
Total Real Assets		314.6		278.1

Total Partnerships		$978.6		$753.2

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

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of December 31, 2021, the estimated remaining life of the investments that do not allow for redemptions is approximately 39 percent in the next 3 years, 51 percent during the period from 3 to 5 years, 8 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of December 31, 2021, the estimated remaining life of the investments that do not allow for redemptions is approximately 32 percent in the next 3 years, 20 percent during the period from 3 to 5 years, 46 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of December 31, 2021, the estimated remaining life of the investments that do not allow for redemptions is approximately 9 percent in the next 3 years, 29 percent during period from 3 to 5 years, 58 percent during the period from 5 to 10 years, and 4 percent during the period from 10 to 15 years.

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

	December 31, 2021
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$580.1	$—	$—	$580.1
States, Municipalities, and Political Subdivisions	—	4,714.1	13.4	—	4,727.5
Foreign Governments	—	1,125.8	20.8	—	1,146.6
Public Utilities	230.8	6,140.7	44.5	—	6,416.0
Mortgage/Asset-Backed Securities	—	451.1	187.2	—	638.3
All Other Corporate Bonds	3,288.7	25,673.2	861.5	—	29,823.4
Redeemable Preferred Stocks	—	4.1	—	—	4.1
Total Fixed Maturity Securities	3,519.5	38,689.1	1,127.4	—	43,336.0

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	39.5	—	—	39.5
Total Derivatives	—	39.5	—	—	39.5
Perpetual Preferred Equity Securities	—	27.9	5.8	—	33.7
Private Equity Partnerships	—	—	—	978.6	978.6
Total Other Long-term Investments	—	67.4	5.8	978.6	1,051.8
Total Financial Instrument Assets Carried at Fair Value	$3,519.5	$38,756.5	$1,133.2	$978.6	$44,387.8

Liabilities
Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$35.0	$—	$—	$35.0
Embedded Derivative in Modified Coinsurance Arrangement	—	—	30.1	—	30.1
Total Derivatives	—	35.0	30.1	—	65.1
Total Financial Instrument Liabilities Carried at Fair Value	$—	$35.0	$30.1	$—	$65.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2021
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) Included in		Purchases	Sales	Level 3 Transfers		Fair Value End of Year	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI[1]			Into	Out of		OCI[1]	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$15.5	$—	$(2.1)	$—	$—	$—	$—	$13.4	$(2.1)	$—
Foreign Governments	21.8	—	(1.0)	—	—	—	—	20.8	(1.0)	—
Public Utilities	185.7	—	(2.3)	—	(44.0)	36.0	(130.9)	44.5	(2.3)	—
Mortgage/Asset-Backed Securities	81.3	—	(96.0)	—	(72.3)	274.2	—	187.2	(96.0)	—
All Other Corporate Bonds	943.1	—	(24.6)	249.9	(80.2)	77.6	(304.3)	861.5	(24.6)	—
Total Fixed Maturity Securities	1,247.4	—	(126.0)	249.9	(196.5)	387.8	(435.2)	1,127.4	(126.0)	—

Perpetual Preferred Equity Securities	4.7	0.1	—	1.0	—	—	—	5.8	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	(39.8)	9.7	—	—	—	—	—	(30.1)	—	9.7

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

	December 31, 2021
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$111.8	Market Approach	Lack of Marketability Volatility of Credit	(a) (b)	0.14% - 0.73% / 0.51% 6.30% - 6.30% / 6.30%
Perpetual Preferred Equity Securities	5.8	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(30.1)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 0.8%

	December 31, 2020
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$45.7	Market Approach	Volatility of Credit	(b)	0.50% - 24.90% / 3.63%
Perpetual Preferred Equity Securities	4.7	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(39.8)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 1.0%

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,373.7 million and $3,390.6 million as of December 31, 2021 and 2020, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	December 31, 2021
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,677.8	$—	$2,677.8	$2,560.4
Policy Loans	—	—	3,807.1	3,807.1	3,662.9
Other Long-term Investments
Miscellaneous Long-term Investments	—	22.1	9.5	31.6	31.6
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,699.9	$3,816.6	$6,516.5	$6,254.9

Liabilities
Long-term Debt	$2,237.3	$1,641.8	$—	$3,879.1	$3,442.2
Payable for Collateral on FHLB Funding Agreements	—	160.9	—	160.9	160.9
Other Liabilities
Unfunded Commitments	—	0.7	—	0.7	0.7
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,237.3	$1,803.4	$—	$4,040.7	$3,603.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments
Fixed Maturity Securities

At December 31, 2021 and 2020, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	December 31, 2021
	Amortized Cost	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$460.1	$—	$120.1	$0.1	$580.1
States, Municipalities, and Political Subdivisions	4,150.2	—	584.2	6.9	4,727.5
Foreign Governments	952.0	—	215.3	20.7	1,146.6
Public Utilities	5,266.4	—	1,159.4	9.8	6,416.0
Mortgage/Asset-Backed Securities	587.9	—	50.4	—	638.3
All Other Corporate Bonds	25,966.1	—	3,919.9	62.6	29,823.4
Redeemable Preferred Stocks	4.0	—	0.1	—	4.1
Total Fixed Maturity Securities	$37,386.7	$—	$6,049.4	$100.1	$43,336.0

	December 31, 2020
	Amortized Cost	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$559.0	$—	$150.8	$—	$709.8
States, Municipalities, and Political Subdivisions	3,609.9	—	652.8	1.5	4,261.2
Foreign Governments	902.9	—	266.5	1.2	1,168.2
Public Utilities	5,486.4	—	1,481.9	6.0	6,962.3
Mortgage/Asset-Backed Securities	1,019.9	—	88.0	0.2	1,107.7
All Other Corporate Bonds	24,958.8	6.8	5,013.5	46.9	29,918.6
Redeemable Preferred Stocks	9.6	—	—	0.1	9.5
Total Fixed Maturity Securities	$36,546.5	$6.8	$7,653.5	$55.9	$44,137.3

1Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2021
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$9.3	$0.1	$—	$—
States, Municipalities, and Political Subdivisions	326.4	6.9	0.4	—
Foreign Governments	234.4	18.9	10.7	1.8
Public Utilities	263.3	9.1	17.6	0.7
Mortgage/Asset-Backed Securities	29.2	—	0.1	—
All Other Corporate Bonds	2,146.3	51.6	199.4	11.0
Total Fixed Maturity Securities	$3,008.9	$86.6	$228.2	$13.5

	December 31, 2020
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
States, Municipalities, and Political Subdivisions	$133.4	$1.5	$0.1	$—
Foreign Governments	20.3	1.2	—	—
Public Utilities	76.3	3.7	25.4	2.3
Mortgage/Asset-Backed Securities	3.0	0.1	3.1	0.1
All Other Corporate Bonds	520.4	22.4	113.5	24.5
Redeemable Preferred Stocks	9.5	0.1	—	—
Total Fixed Maturity Securities	$762.9	$29.0	$142.1	$26.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2021
	Amortized Cost, Net of ACL	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$767.3	$17.6	$756.0	$0.1	$28.9
Over 1 year through 5 years	6,613.2	540.2	7,050.5	6.0	96.9
Over 5 years through 10 years	10,614.3	1,453.3	10,905.0	26.0	1,136.6
Over 10 years	18,804.0	3,987.9	20,778.4	68.0	1,945.4
	36,798.8	5,999.0	39,489.9	100.1	3,207.8
Mortgage/Asset-Backed Securities	587.9	50.4	609.0	—	29.3
Total Fixed Maturity Securities	$37,386.7	$6,049.4	$40,098.9	$100.1	$3,237.1

	December 31, 2020
	Amortized Cost, Net of ACL	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$881.8	$19.5	$836.4	$2.9	$62.0
Over 1 year through 5 years	6,162.6	589.9	6,545.7	22.9	183.9
Over 5 years through 10 years	10,886.9	1,914.8	12,659.4	10.7	131.6
Over 10 years	17,588.5	5,041.3	22,089.2	19.2	521.4
	35,519.8	7,565.5	42,130.7	55.7	898.9
Mortgage/Asset-Backed Securities	1,019.9	88.0	1,101.6	0.2	6.1
Total Fixed Maturity Securities	$36,539.7	$7,653.5	$43,232.3	$55.9	$905.0

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of December 31, 2021:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$40,359.0	$5,814.9	$88.4	88.3%
Below-Investment-Grade	2,977.0	234.5	11.7	11.7
Total Fixed Maturity Securities	$43,336.0	$6,049.4	$100.1	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At December 31, 2021, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

As of December 31, 2021, we held 204 individual investment-grade fixed maturity securities and 22 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 11 investment-grade fixed maturity securities and 8 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, all of which are classified as "all other corporate bonds" in the preceding tables, at December 31, 2021:

	Year Ended December 31
	2021	2020
	(in millions of dollars)
Balance, beginning of period	$6.8	$—
Credit losses on securities for which credit losses were not previously recorded	—	44.5
Change in allowance due to change in intent to hold securities to maturity	—	(37.7)
Change in allowance on securities with allowance recorded in previous period	0.5	—
Change in allowance on securities sold during the period	(7.3)	—
Balance, end of period	$—	$6.8

At December 31, 2021, we had commitments of $109.5 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of December 31, 2021, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $987.9 million, comprised of $9.3 million of tax credit partnerships and $978.6 million of private equity partnerships. At December 31, 2020, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $776.8 million, comprised of $29.3 million of tax credit partnerships and $747.5 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Income Tax Credits	$21.6	$33.2	$37.8
Amortization, Net of Tax	(15.0)	(21.9)	(25.2)
Income Tax Benefit	$6.6	$11.3	$12.6

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $0.7 million of unfunded unconditional commitments at December 31, 2021. See Note 2 for commitments to fund private equity partnerships.

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

We carry our mortgage loans at amortized cost less the allowance for expected credit losses. The amortized cost of our mortgage loans was $2,568.7 million and $2,445.2 million at December 31, 2021 and 2020, respectively. The allowance for expected credit losses was $8.3 million and $13.1 million at December 31, 2021 and 2020, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $8.1 million and $8.0 million at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The carrying amount of mortgage loans by property type and geographic region are presented below.

	December 31
	2021		2020
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$780.0	30.5%	$638.0	26.2%
Industrial	734.4	28.7	654.0	26.9
Office	467.2	18.2	517.8	21.3
Retail	533.3	20.8	575.6	23.7
Other	45.5	1.8	46.7	1.9
Total	$2,560.4	100.0%	$2,432.1	100.0%

Region
New England	$54.9	2.1%	$40.0	1.6%
Mid-Atlantic	214.7	8.4	202.5	8.2
East North Central	298.4	11.7	330.4	13.6
West North Central	193.1	7.5	196.1	8.1
South Atlantic	582.1	22.7	512.0	21.1
East South Central	120.7	4.7	110.0	4.5
West South Central	243.2	9.6	257.4	10.6
Mountain	290.6	11.3	268.8	11.1
Pacific	562.7	22.0	514.9	21.2
Total	$2,560.4	100.0%	$2,432.1	100.0%

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

The following tables present information about mortgage loans by the applicable credit quality indicators:

	December 31
	2021		2020
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Rating
AA	$27.3	1.1%	$3.5	0.1%
A	709.6	27.7	510.0	21.0
BBB	1,802.6	70.4	1,863.0	76.6
BB	20.9	0.8	39.4	1.6
B	—	—	16.2	0.7
Total	$2,560.4	100.0%	$2,432.1	100.0%

Loan-to-Value Ratio
<= 65%	$1,346.1	52.6%	$1,189.4	48.9%
> 65% <= 75%	1,076.8	42.0	1,000.3	41.1
> 75% <= 85%	114.9	4.5	155.8	6.4
> 85%	22.6	0.9	86.6	3.6
Total	$2,560.4	100.0%	$2,432.1	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following table presents the amortized cost of our mortgage loans by year of origination and credit quality indicators for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Prior to 2017	2017	2018	2019	2020	2021	Total
	(in millions of dollars)
Internal Rating
AA	$3.3	$—	$24.0	$—	$—	$—	$27.3
A	414.6	68.0	71.1	28.9	17.6	110.6	710.8
BBB	561.2	227.3	283.3	331.9	163.1	242.6	1,809.4
BB	5.0	10.2	6.0	—	—	—	21.2
B	—	—	—	—	—	—	—
Total Amortized Cost	984.1	305.5	384.4	360.8	180.7	353.2	2,568.7
Allowance for credit losses	(2.6)	(1.4)	(1.4)	(1.4)	(0.7)	(0.8)	(8.3)
Carrying Amount	$981.5	$304.1	$383.0	$359.4	$180.0	$352.4	$2,560.4

Loan-to-Value Ratio
<=65%	$779.1	$146.9	$163.0	$80.7	$54.3	$124.7	$1,348.7
>65<=75%	115.7	115.4	215.4	280.1	126.4	228.5	1,081.5
>75%<=85%	89.3	26.3	—	—	—	—	115.6
>85%	—	16.9	6.0	—	—	—	22.9
Total Amortized Cost	984.1	305.5	384.4	360.8	180.7	353.2	2,568.7
Allowance for credit losses	(2.6)	(1.4)	(1.4)	(1.4)	(0.7)	(0.8)	(8.3)
Carrying Amount	$981.5	$304.1	$383.0	$359.4	$180.0	$352.4	$2,560.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

	Year Ended December 31, 2020
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

The following tables present a roll forward of allowance for expected credit losses by loan-to-value ratio for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$3.4	$(0.8)	$—	$—	$2.6
>65<=75%	7.3	(2.6)	—	—	4.7
>75%<=85%	1.3	(0.6)	—	—	0.7
>85%	1.1	(0.8)	—	—	0.3
Total	$13.1	$(4.8)	$—	$—	$8.3

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

The decrease in our estimate of expected losses during the year ended December 31, 2021 is primarily due to improved economic conditions and recovery from COVID-19, especially as it relates to underlying commercial real estate values, and reflects market conditions at December 31, 2021. For the year ended December 31, 2020, we experienced an increase in our estimate of expected credit losses due to the expected impact of COVID-19 on underlying commercial real estate values, reflecting market conditions at the time.

There were no troubled debt restructurings during 2021, 2020 or 2019. At December 31, 2021, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the years ended December 31, 2021, 2020, or 2019.

For the years ended December 31, 2021 and 2020, we had no impaired mortgage loans. Our average investment in impaired mortgage loans was $0.6 million for the year ended December 31, 2019. We did not recognize any interest income during 2021, 2020 or 2019 on mortgage loans subsequent to impairment.

For the years ended December 31, 2021 and 2020, we had commitments of $26.3 million and $11.4 million, respectively to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. For the years ended December 31, 2021 and 2020, we had $0.1 million of expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our investment real estate balance was $119.5 million and $106.3 million at December 31, 2021 and 2020, respectively, and the associated accumulated depreciation was $171.3 million and $97.7 million at December 31, 2021 and 2020, respectively. We did not recognize any impairments related to our real estate during 2021 or 2019. We recognized $36.6 million in impairments during 2020 related to certain of our real estate held for investment.

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

As of December 31, 2021, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $283.7 million, for which we received collateral in the form of cash and securities of $94.8 million and $198.6 million, respectively. As of December 31, 2020, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $96.6 million, for which we received collateral in the form of cash and securities of $17.6 million and $82.8 million, respectively. We had no outstanding repurchase agreements at December 31, 2021 or 2020.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	December 31
	2021	2020
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$0.1	$0.1
State, Municipalities, and Political Subdivisions	0.1	0.4
Public Utilities	3.1	0.3
All Other Corporate Bonds	91.5	16.8
Total Borrowings	$94.8	$17.6
Gross Amount of Recognized Liability for Securities Lending Transactions	94.8	17.6
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	December 31
	2021	2020
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$22.1	$28.2
Advances from FHLB	160.9	312.2

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$786.1	$944.0
Commercial Mortgage Loans	930.0	1,072.5
Total Carrying Value of Collateral Posted to FHLB	$1,716.1	$2,016.5

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

	December 31, 2021
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$39.5	$—	$39.5	$(9.8)	$(28.4)	$1.3
Securities Lending	283.7	—	283.7	(188.9)	(94.8)	—
Total	$323.2	$—	$323.2	$(198.7)	$(123.2)	$1.3

Financial Liabilities:
Derivatives	$35.0	$—	$35.0	$(34.0)	$—	$1.0
Securities Lending	94.8	—	94.8	(94.8)	—	—
Total	$129.8	$—	$129.8	$(128.8)	$—	$1.0

	December 31, 2020
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$19.8	$—	$19.8	$(10.1)	$(8.7)	$1.0
Securities Lending	96.6	—	96.6	(79.0)	(17.6)	—
Total	$116.4	$—	$116.4	$(89.1)	$(26.3)	$1.0

Financial Liabilities:
Derivatives	$59.7	$—	$59.7	$(59.0)	$—	$0.7
Securities Lending	17.6	—	17.6	(17.6)	—	—
Total	$77.3	$—	$77.3	$(76.6)	$—	$0.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is presented below. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Fixed Maturity Securities	$1,888.2	$2,164.0	$2,213.6
Derivatives	68.6	78.7	73.4
Mortgage Loans	105.0	108.9	103.3
Policy Loans	19.7	20.0	19.9
Other Long-term Investments
Perpetual Preferred Securities[1]	6.9	(2.1)	5.4
Private Equity Partnerships[2]	165.4	19.8	31.7
Other	5.5	3.9	3.9
Short-term Investments	1.3	10.5	29.0
Gross Investment Income	2,260.6	2,403.7	2,480.2
Less Investment Expenses	35.1	30.6	32.1
Less Investment Income on Participation Fund Account Assets	12.3	12.4	12.8
Net Investment Income	$2,213.2	$2,360.7	$2,435.3

1 The net unrealized gain (loss) recognized in net investment income for the year ended December 31, 2021 related to perpetual preferred securities still held at December 31, 2021 was $4.4 million. The net unrealized gain (loss) recognized in net investment income for the years ended December 31, 2020 and 2019 related to perpetual preferred securities still held at year-end was $(4.6) million and $3.3 million, respectively

2 The net unrealized gain (loss) recognized in net investment income for the year ended December 31, 2021 related to private equity partnerships still held at December 31, 2021 was $107.8 million. The net unrealized gain (loss) recognized in net investment income for the years ended December 31, 2020 and 2019 related to private equity partnerships still held at year-end was $(8.7) million and $6.8 million, respectively. See Note 2 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Investment Gain and Loss

Investment gains and losses are as follows:

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales[1]	$76.2	$1,332.8	$22.9
Gross Losses on Sales	(11.5)	(20.3)	(32.6)
Credit Losses	(9.3)	(53.6)	(25.3)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	5.8	1.9	4.6
Gross Losses on Sales	—	(0.3)	(0.3)
Impairment Loss	—	(36.6)	—
Change in Allowance for Credit Losses	4.7	(4.6)	—
Embedded Derivative in Modified Coinsurance Arrangement	9.7	(17.0)	8.3
All Other Derivatives	3.1	(2.5)	(0.1)
Foreign Currency Transactions	(2.0)	(0.7)	(0.7)
Net Investment Gain (Loss)	$76.7	$1,199.1	$(23.2)

1Gross gains on sales of fixed maturity securities for the year ended December 31, 2021 includes gains of $67.6 million as a result of the second phase of the reinsurance transaction that we completed during the first quarter of 2021. Gross gains on sales of fixed maturity securities for the year ended December 31, 2020 includes gains of $1,302.3 million as a result of the first phase of the reinsurance transaction that we completed during the fourth quarter of 2020. See Note 12 for further discussion.

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

•Forward benchmark interest rate locks are used to minimize interest rate risk associated with the anticipated purchase or disposal of fixed maturity securities or the anticipated issuance of fixed rate long term debt. A forward benchmark interest rate lock is a derivative contract without an initial investment where we and the counterparty agree to purchase or sell a specific benchmark interest rate fixed maturity bond at a future date at a pre-determined price or yield.

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

•Total Return Swaps are used to economically hedge a portion of the liability related to our non-qualified defined contribution plan. A total return swap is an agreement in which we pay a floating rate of interest to the counterparty and receive the total return on a portfolio of exchange traded funds. These swaps are cash settled on the last day of every month and the notional is re-established each month based on periodic distributions from and contributions to the plan assets.

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2021 and 2020, we had $1.3 million and $0.7 million credit exposure on derivatives, respectively. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	December 31
	2021	2020
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$32.0	$8.7
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$27.6	$54.0

See Note 3 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $35.0 million and $59.7 million at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Total Return	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2018	$538.2	$250.0	$11.0	$—	$—	$799.2
Additions	171.3	—	—	—	382.4	553.7
Terminations	98.4	—	—	—	373.1	471.5
Foreign Currency	—	—	0.4	—	(0.4)	—
Balance at December 31, 2019	611.1	250.0	11.4	—	8.9	881.4
Additions	113.6	—	—	—	6.4	120.0
Terminations	3.9	250.0	—	—	3.4	257.3
Foreign Currency	—	—	0.3	—	—	0.3
Balance at December 31, 2020	720.8	—	11.7	—	11.9	744.4
Additions	136.5	—	—	1,063.5	340.5	1,540.5
Terminations	29.3	—	—	974.3	310.7	1,314.3
Foreign Currency	—	—	(0.1)	—	—	(0.1)
Balance at December 31, 2021	$828.0	$—	$11.6	$89.2	$41.7	$970.5

Cash Flow Hedges

As of December 31, 2021 and 2020, we had $181.3 million and $210.2 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

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

During the fourth quarter of 2020 and the second quarter of 2021, in connection with the Closed Block individual disability reinsurance transaction, we reclassified $30.7 million and $0.6 million, respectively, of deferred gains from accumulated other comprehensive income into earnings included in the net investment gain (loss) line item on our income statement. The deferred gains were related to previously terminated interest rate swaps designated as hedging instruments of fixed maturity securities in the Closed Block individual disability product line. See Note 12 for further discussion.

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

As of December 31, 2021, we expect to amortize approximately $50.3 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2021, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2051.

Fair Value Hedges

As of December 31, 2021 and 2020, we had $498.5 million and $362.4 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

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

The following table summarizes the carrying amount of hedged assets and liabilities and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$466.3	$404.5	$2.0	$24.4

For the years ended December 31, 2021, 2020, and 2019, $16.6 million, $(1.8) million, and $2.0 million, respectively, of the derivative instruments' gain (loss) was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of December 31, 2021 and 2020, we held $148.2 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of December 31, 2021 and 2020, we held $11.6 million and $11.7 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of December 31, 2021 and 2020, we held $41.7 million and $11.9 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

As of December 31, 2021, we held $89.2 million notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
We have an embedded derivative in a modified coinsurance arrangement for which we include in our investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract. There are no credit-related counterparty triggers, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down.

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets. Certain prior year amounts were reclassified to conform to current year presentation.

	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Exchange Contracts	Other L-T Investments	$16.2	Other Liabilities	$7.0

Fair Value Hedges
Foreign Exchange Contracts	Other L-T Investments	21.9	Other Liabilities	5.7

Total Designated as Hedging Instruments		$38.1		$12.7

Not Designated as Hedging Instruments
Foreign Exchange Contracts	Other L-T Investments	$1.4	Other Liabilities	$22.3
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	30.1
Total Not Designated as Hedging Instruments		$1.4		$52.4

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

	Year Ended December 31, 2021
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,213.2	$76.7	$185.0

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	220.4	2.7	29.2
Derivatives Designated as Hedging Instruments	64.6	2.0	5.0
Foreign Exchange Contracts:
Hedged items	13.0	(0.1)	—
Derivatives Designated as Hedging Instruments	1.8	(0.1)	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	9.8	(22.3)	—
Derivatives Designated as Hedging Instruments	4.6	22.3	—

	Year Ended December 31, 2020
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,360.7	$1,199.1	$188.2

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	286.1	397.7	29.2
Derivatives Designated as Hedging Instruments	75.9	32.0	1.7
Foreign Exchange Contracts:
Hedged items	12.1	(0.1)	—
Derivatives Designated as Hedging Instruments	2.5	0.1	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	(0.6)	10.1
Derivatives Designated as Hedging Instruments	—	0.6	(0.9)
Foreign Exchange Contracts
Hedged items	7.1	23.3	—
Derivatives Designated as Hedging Instruments	2.8	(23.3)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

	Year Ended December 31, 2019
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,435.3	$(23.2)	$177.4

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	294.6	(1.6)	30.4
Derivatives Designated as Hedging Instruments	74.3	9.3	2.4
Foreign Exchange Contracts:
Hedged items	14.8	1.4	—
Derivatives Designated as Hedging Instruments	(2.0)	(1.4)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	(4.5)	14.3
Derivatives Designated as Hedging Instruments	—	4.5	2.5
Foreign Exchange Contracts
Hedged items	2.9	3.8	—
Derivatives Designated as Hedging Instruments	1.9	(3.8)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$(0.6)	$—	$(0.1)
Foreign Exchange Contracts	2.2	(5.4)	(6.1)
Total	$1.6	$(5.4)	$(6.2)

The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Net Investment Gain (Loss)
Credit Default Swaps	$(0.3)	$(0.5)	$(0.1)
Foreign Exchange Contracts	3.4	(2.0)	—
Embedded Derivative in Modified Coinsurance Arrangement	9.7	(17.0)	8.3
Total	$12.8	$(19.5)	$8.2

Other Expenses
Total Return Swaps	$(8.5)	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss)
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balances at December 31, 2018	$(312.4)	$250.6	$(305.2)	$(447.2)	$(814.2)
Other Comprehensive Income (Loss) Before Reclassifications	894.1	(0.2)	23.6	(52.0)	865.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	34.2	(62.6)	—	14.4	(14.0)
Net Other Comprehensive Income (Loss)	928.3	(62.8)	23.6	(37.6)	851.5
Balances at December 31, 2019	615.9	187.8	(281.6)	(484.8)	37.3
Other Comprehensive Income (Loss) Before Reclassifications	405.6	(5.7)	20.3	(60.8)	359.4
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	46.2	(84.3)	—	15.6	(22.5)
Net Other Comprehensive Income (Loss)	451.8	(90.0)	20.3	(45.2)	336.9
Balances at December 31, 2020	1,067.7	97.8	(261.3)	(530.0)	374.2
Other Comprehensive Income (Loss) Before Reclassifications	(169.9)	14.7	(12.6)	116.3	(51.5)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	64.4	(50.7)	—	17.7	31.4
Net Other Comprehensive Income (Loss)	(105.5)	(36.0)	(12.6)	134.0	(20.1)
Balances at December 31, 2021	$962.2	$61.8	$(273.9)	$(396.0)	$354.1

The net unrealized gain (loss) on securities consists of the following components:

	December 31				Change for the Year Ended December 31
	2021	2020	2019	2018	2021	2020	2019
	(in millions of dollars)
Fixed Maturity Securities	$5,949.3	$7,597.6	$6,364.4	$2,736.5	$(1,648.3)	$1,233.2	$3,627.9
Deferred Acquisition Costs	(70.4)	(85.1)	(62.7)	(27.9)	14.7	(22.4)	(34.8)
Reserves for Future Policy and Contract Benefits	(4,659.5)	(6,225.6)	(5,803.1)	(3,220.3)	1,566.1	(422.5)	(2,582.8)
Reinsurance Recoverable	132.1	200.2	424.7	261.4	(68.1)	(224.5)	163.3
Income Tax	(389.3)	(419.4)	(307.4)	(62.1)	30.1	(112.0)	(245.3)
Total	$962.2	$1,067.7	$615.9	$(312.4)	$(105.5)	$451.8	$928.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss) - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Gain (Loss)
Gain (Loss) on Sales on Securities	$60.8	$1,279.7	$(18.0)
Credit Losses on Fixed Maturity Securities	(9.3)	(53.6)	(25.3)
Loss on Benefits and Change in Reserves for Future Benefits	(133.1)	(1,284.5)	—
	(81.6)	(58.4)	(43.3)
Income Tax Benefit	(17.2)	(12.2)	(9.1)
Total	$(64.4)	$(46.2)	$(34.2)

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps	$60.6	$74.1	$73.6
Gain on Foreign Exchange Contracts	1.7	2.0	0.8
Net Investment Gain (Loss)
Gain on Interest Rate Swaps	2.0	32.0	8.8
Gain (Loss) on Foreign Exchange Contracts	(0.1)	0.1	(1.3)
Interest and Debt Expense
Loss on Interest Rate Swaps	—	(1.5)	(2.1)
Loss on Forward	—	—	(0.5)
	64.2	106.7	79.3
Income Tax Expense	13.5	22.4	16.7
Total	$50.7	$84.3	$62.6

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(22.6)	$(19.8)	$(18.6)
Amortization of Prior Service Credit	0.2	0.1	0.2
Curtailment Gain	—	(0.1)	—
	(22.4)	(19.8)	(18.4)
Income Tax Benefit	(4.7)	(4.2)	(4.0)
Total	$(17.7)	$(15.6)	$(14.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses
Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2021	2020	2019
	(in millions of dollars)
Balance at January 1	$24,180.2	$23,076.7	$23,149.0
Less Reinsurance Recoverable	8,378.9	2,246.8	2,227.3
Net Balance at January 1	15,801.3	20,829.9	20,921.7

Incurred Related to
Current Year	7,252.6	6,327.8	6,113.2
Prior Years
Interest	683.4	997.8	1,036.5
All Other Incurred	(719.5)	878.7	(274.1)
Foreign Currency	(23.4)	65.9	76.0
Total Incurred	7,193.1	8,270.2	6,951.6

Paid Related to
Current Year	(3,263.4)	(2,727.0)	(2,532.4)
Prior Years	(3,774.1)	(4,430.3)	(4,511.0)
Total Paid	(7,037.5)	(7,157.3)	(7,043.4)

Reserves Ceded Pursuant to Reinsurance Transaction	(990.0)	(6,141.5)	—

Net Balance at December 31	14,966.9	15,801.3	20,829.9
Plus Reinsurance Recoverable	8,697.8	8,378.9	2,246.8
Balance at December 31	$23,664.7	$24,180.2	$23,076.7

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

"Incurred Related to Prior Years - All Other Incurred" shown in the preceding chart reflects the current year development of the prior year unpaid claims and claim adjustment expenses. This amount includes the increase in benefits and change in reserves for future benefits resulting from the realization of previously unrealized investment gains and losses as a result of the Closed Block individual disability reinsurance transaction and reserve adjustments as discussed in the following paragraphs, which impact the comparability between the years presented. Excluding those adjustments, the variability exhibited year over year is primarily caused by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves, primarily in our Unum US group long-term disability and Closed Block long-term care product lines. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reserve Assumption Updates

During the third quarter of 2021, we completed a review of policy and claim reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during the third quarter of 2021, we updated our reserve assumptions and determined that our claim reserves should be reduced by $215.0 million in our Unum US group long-term disability product line due primarily to sustained improvement in claim recovery trends since our last assumption update. We also increased our claim reserves for our Closed Block long-term care and individual disability product lines by $2.1 million and $6.4 million, respectively, to reflect our current estimate of future benefit obligations. As a result, a net reduction of approximately $206.5 million, which can be primarily attributed to prior year incurred claims, impacts the results shown in the preceding chart. We also increased policy reserves in our Closed Block group pension product line by $25.1 million as a result of this review which did not affect the results shown in the preceding chart.

During the fourth quarter of 2020, we completed a review of policy reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during the fourth quarter of 2020, we updated our interest rate and premium rate increase reserve assumptions and determined that our Closed Block long-term care policy and claim reserves should be increased by $151.5 million, of which $7.0 million was related to our liability for unpaid claims and claims adjustment expenses, which can be primarily attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart. We also increased policy reserves in our Closed Block group pension product line by $17.5 million as a result of this review which did not affect the results shown in the preceding chart.

Closed Block Individual Disability Reinsurance Transaction

In connection with the first phase of the Closed Block individual disability reinsurance transaction that closed in December 2020, we recorded a reinsurance recoverable of $6,141.5 million representing the ceded reserves related to the cohort of policies on claim status as of July 1, 2020 (DLR cohort) and an increase in benefits and change in reserves for future benefits of $1,284.5 million resulting from the realization of previously unrealized investment gains and losses recorded in accumulated other comprehensive income. In connection with the second phase of the Closed Block individual disability transaction that closed in March 2021, we recorded a reinsurance recoverable of $990.0 million representing the ceded reserves related to the cohort of policies on claim status as of January 1, 2021 and an increase in benefits and change in reserves for future benefits of $133.1 million resulting from the realization of previously unrealized investment gains and losses recorded in accumulated other comprehensive income. These impacts are reflected in the chart shown above and the reconciliation shown below. See Note 12 for further discussion regarding the total impacts of the Closed Block individual disability reinsurance transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2021	2020	2019
	(in millions of dollars)
Policy and Contract Benefits	$1,907.7	$1,855.4	$1,745.5
Reserves for Future Policy and Contract Benefits	48,007.5	49,653.0	47,780.1
Total	49,915.2	51,508.4	49,525.6
Less:
Life Reserves for Future Policy and Contract Benefits	8,457.1	8,371.7	8,435.7
Accident and Health Active Life Reserves	13,133.9	12,730.9	12,210.1
Adjustment Related to Unrealized Investment Gains and Losses	4,659.5	6,225.6	5,803.1
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,664.7	$24,180.2	$23,076.7
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax
Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Net Income	$238.8	$171.0	$281.8
Stockholders' Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment	(346.9)	250.2	757.0
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	316.8	(138.2)	(511.7)
Change in Net Gain on Hedges	(9.8)	(23.8)	(17.0)
Change in Foreign Currency Translation Adjustment	4.2	(4.3)	0.2
Change in Unrecognized Pension and Postretirement Benefit Costs	42.1	(34.8)	(9.3)
Total	$245.2	$220.1	$501.0

A reconciliation of the income tax provision at the U.S. federal statutory rate to the income tax rate as reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2021	2020	2019
Statutory Income Tax	21.0%	21.0%	21.0%
Net Operating Loss Carryback	(0.7)	(3.8)	—
Tax Exempt Income	(1.1)	(0.8)	(0.5)
Tax Credits	(0.9)	(1.3)	(1.1)
Policyholder Reserves	2.4	0.7	—
Other Items, Net	1.8	1.9	1.0
Effective Tax	22.5%	17.7%	20.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued
Our net deferred tax liability consists of the following.

	December 31
	2021	2020
	(in millions of dollars)
Deferred Tax Asset
Reserves	$889.7	$1,279.6
Employee Benefits	176.6	218.7
Other	57.5	52.9
Gross Deferred Tax Asset	1,123.8	1,551.2
Less: Valuation Allowance	12.7	14.5
Net Deferred Tax Asset	1,111.1	1,536.7

Deferred Tax Liability
Deferred Acquisition Costs	134.9	185.5
Fixed Assets	71.1	74.7
Invested Assets	1,144.9	1,443.5
Cost of Reinsurance	171.6	180.4
Other	47.0	68.7
Gross Deferred Tax Liability	1,569.5	1,952.8
Net Deferred Tax Liability	$458.4	$416.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued
Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Income Before Tax
Domestic	$957.0	$924.7	$1,289.5
Foreign	106.0	39.3	92.6
Total	$1,063.0	$964.0	$1,382.1

Current Tax Expense (Benefit)
Federal	$180.7	$(98.4)	$273.6
State and Local	2.6	1.5	1.3
Foreign	29.5	(19.7)	(0.1)
Total	212.8	(116.6)	274.8

Deferred Tax Expense (Benefit)
Federal	13.3	250.5	(9.5)
State and Local	(2.2)	1.0	(0.1)
Foreign	14.9	36.1	16.6
Total	26.0	287.6	7.0

Total Tax Expense	$238.8	$171.0	$281.8

On June 10, 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax increase from 19 percent to 25 percent, effective April 1, 2023, which resulted in $24.2 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in 2021. On July 22, 2020, the Finance Act 2020 was enacted, resulting in a U.K. tax rate increase from 17 percent to 19 percent, retroactively effective April 1, 2020, which resulted in tax expense of $9.3 million of additional tax expense for the revaluation of our deferred tax assets and liabilities in 2020. In addition, we recorded a tax benefit of $36.5 million in 2020 for tax losses that were carried back to a tax year in which the US statutory tax rate was 35 percent pursuant to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

As of December 31, 2021, our plans for the future repatriations of cash from our foreign subsidiaries can include no more than the amount of capital above that which is required by U.K. regulatory capital requirements. The remainder of our investment in our foreign subsidiaries is indefinitely reinvested and we have not recorded any deferred taxes on the approximately $0.6 billion of the excess of the U.S. GAAP carrying values over the tax basis of investments in our foreign subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued
Our consolidated statements of income include the following changes in unrecognized tax benefits.

	December 31
	2021	2020	2019
	(in millions of dollars)
Balance at Beginning of Year	$219.7	$241.0	$262.2
Increases (Decreases) for Tax Positions Related to Prior Years	(20.9)	(21.0)	(21.1)
Lapse of the Applicable Statute of Limitations	—	(0.3)	(0.1)
Balance at End of Year	198.8	219.7	241.0
Less Tax Attributable to Temporary Items Included Above	(84.7)	(105.9)	(127.1)
Total Unrecognized Tax Benefits That if Recognized Would Affect the Effective Tax Rate	$114.1	$113.8	$113.9

In 2018, we recorded $261.1 million gross unrecognized tax benefits for a policyholder reserves position taken on our 2017 federal tax return, which if recognized, would decrease our tax expense by $112.9 million. The balances of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility are $84.7 million at December 31, 2021, $105.9 million at December 31, 2020, and $127.1 million at December 31, 2019. It is reasonably possible that this item could reverse in the next 12 months following review by the IRS. We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense. We recognized $5.5 million,$7.8 million, and $12.8 million of interest expense related to unrecognized tax benefits during 2021, 2020 and 2019, respectively. The liability for net interest expense on uncertain tax positions was approximately $26.2 million, $20.6 million, and $12.8 million as of December 31, 2021, 2020 and 2019, respectively.

We file federal and state income tax returns in the United States and in foreign jurisdictions. Tax year 2015 and tax years subsequent to 2016 remain subject to examination by the IRS. Tax years subsequent to 2017 for the subsidiaries not included in the consolidated tax return remain subject to examination by the IRS. All other major foreign jurisdictions remain subject to examination for tax years subsequent to 2019 with the exception of Poland for which tax years subsequent to 2015 remain subject to examination. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

We file state income tax returns in nearly every state in the United States. Tax year 2015 and tax years subsequent to 2016 remain subject to examination depending on the statute of limitation established by the various states, which is generally three to four years.

We have federal net operating losses that can be carried forward indefinitely of $113.2 million as of December 31, 2021. Our federal capital loss carryforward, related to subsidiaries not included in the consolidated U.S. federal return, was $0.6 million at December 31, 2021 and is expected to be utilized by the time it expires in 2022. We have net operating loss carryforwards for state and local income tax of approximately $182.2 million, most of which is expected to expire unused between 2022 and 2041.

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.  Our valuation allowance was $12.7 million and $14.5 million at December 31, 2021 and 2020, the majority of which related to our cumulative deferred state income tax benefits. The de minimis remaining amount of our valuation allowance relates to unrealized tax losses on buildings which we own and occupy in the U.K. We recorded a decrease in our valuation allowance of $1.8 million during 2021 and a decrease of $13.8 million in 2020, primarily in other comprehensive income.

Total income taxes refunded during 2021 was $51.0 million. Total income taxes paid during 2020 and 2019 were $200.0 million, and $35.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt
Long-term debt consists of the following:

			December 31
			2021	2020
	Interest Rates	Maturities	(in millions of dollars)
Outstanding Principal
Senior Notes issued 1998	6.750 - 7.250%	2028	$335.8	$335.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2014	4.000%	2024	350.0	350.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2019	4.000%	2029	400.0	400.0
Senior Notes issued 2019	4.500%	2049	450.0	450.0
Senior Notes issued 2020	4.500%	2025	—	500.0
Senior Notes issued 2021	4.125%	2051	600.0	—
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	20.5	20.5
Junior Subordinated Debt Securities issued 1998	7.405%	2038	203.7	203.7
Junior Subordinated Debt Securities issued 2018	6.250%	2058	300.0	300.0
Less:
Unamortized Net Premium			2.3	6.0
Unamortized Debt Issuance Costs			(34.6)	(34.8)
Total Long-term Debt			$3,442.2	$3,345.7

Long-term debt is comprised of our unsecured notes, which consist of senior notes and medium-term notes and rank highest in priority, followed by our junior subordinated debt securities. The senior notes are callable and may be redeemed, in whole or in part, at any time. The medium-term notes are non-callable and the junior subordinated debt securities are callable under limited, specified circumstances.

The aggregate contractual principal maturities are $2.0 million in 2023, $350.0 million in 2024, $275.0 million in 2025, and $2,847.5 million thereafter.

Unsecured Notes

In June 2021, we issued $600.0 million of 4.125% senior notes due 2051. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

In September 2020, our $400.0 million 5.625% senior unsecured notes matured.

In May 2020, we issued $500.0 million of 4.500% senior notes due 2025. In June 2021, we purchased and retired these senior notes, for which we incurred costs of $67.3 million and has been recorded within cost related to the early retirement of debt in the consolidated statements of income and is included within our Corporate segment.

During 2019 we purchased and retired (i) $30.3 million aggregate principal amount of our 7.190% medium-term notes due 2028; (ii) $30.0 million aggregate principal amount of our 7.250% senior notes due 2028; and (iii) $350.0 million aggregate principal amount of our 3.000% senior notes due 2021, for which we incurred costs of $27.3 million and has been recorded within cost related to the early retirement of debt in the consolidated statements of income and is included within our Corporate segment.

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

Northwind Holdings made periodic principal payments on the Northwind notes of $45.0 million in 2020 and $60.0 million in 2019. In December 2020, Northwind Holdings redeemed the remaining $35.0 million of principal on the Northwind notes, and was released of any contractual collateral requirements.

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

Interest Paid

Interest paid on long-term and short-term debt and related securities during 2021, 2020, and 2019 was $181.6 million, $178.1 million, and $172.9 million, respectively.

Credit Facilities

We have access to two separate unsecured revolving credit facilities, each with a different syndicate of lenders. One of our credit facilities is under a five-year agreement and is effective through April 2024. The terms of this agreement provide for a borrowing capacity of $500.0 million with an option to be increased up to $700.0 million. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2021, letters of credit totaling $0.4 million had been issued from this credit facility, but there were no borrowed amounts outstanding.

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

Borrowings under the credit facilities are subject to financial covenants, negative covenants, and events of default that are customary. The two primary financial covenants include limitations based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness. The credit facilities provide for borrowings at an interest rate based either on the prime rate or federal funds rate.

Facility Agreement for Contingent Issuance of Senior Notes

During November 2021, we entered into a 20-year facility agreement with a Delaware trust in connection with the sale by the trust of $400.0 million of pre-capitalized trust securities in a Rule 144A private placement. The trust invested the proceeds from the sale of the trust securities in a portfolio of principal and interest strips of U.S. Treasury securities. The facility agreement provides us the right to issue and sell to the trust, on one or more occasions, up to an aggregate principal amount outstanding at any one time of $400.0 million of our 4.046% senior notes which would be due August 15, 2041 in exchange for a corresponding amount of U.S. Treasury securities held by the trust. These senior notes will not be issued unless and until the issuance right is exercised. In return, we will pay a semi-annual facility fee to the trust at a rate of 2.225% per year on the unexercised portion of the maximum amount of senior notes that we could issue and sell to the trust and we will reimburse the trust for its expenses. We may also direct the trust to grant the right to exercise the issuance right with respect to all or a designated amount of the senior notes to one or more assignees (who are our consolidated subsidiaries or persons to whom we have an obligation).

The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, such as paying the facility fee or reimbursing the trust for its expenses, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving the company. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity, excluding accumulated other comprehensive income, falls below $2.0 billion, subject to adjustment from time to time in certain cases, and upon certain other events described in the facility agreement.

Prior to any involuntary exercise of the issuance right, we have the right to repurchase any or all of the 4.046% senior notes then held by the trust in exchange for U.S. Treasury securities. We may redeem any outstanding 4.046% senior notes, in whole or in part, prior to their maturity. Prior to February 15, 2041, the redemption price will equal the greater of par or a make-whole redemption price. On or after February 15, 2041, any outstanding 4.046% senior notes may be redeemed at par.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
Amortization Period of Actuarial Gain or Loss and Prior Service Cost or Credit

Because all participants in the U.S. and U.K. pension plans are considered inactive, we amortize the net actuarial (gain) loss and prior service credit for these plans over the average remaining life expectancy of the plans. As of December 31, 2021, the estimate of the average remaining life expectancy of the plans was approximately 25 years for the U.S. plan and 30 years for U.K. plan.

The following table provides the changes in the benefit obligation and fair value of plan assets and the funded status of the plans.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2021	2020	2021	2020	2021	2020
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$2,277.2	$2,106.9	$300.0	$256.9	$120.5	$127.2
Service Cost	9.6	11.0	—	—	—	—
Interest Cost	65.0	73.0	4.2	4.9	3.0	4.1
Plan Participant Contributions	—	—	—	—	0.1	0.1
Actuarial (Gain) Loss (1)	(57.9)	212.4	(18.0)	33.8	(3.0)	(0.3)
Benefits and Expenses Paid	(86.4)	(126.1)	(5.2)	(5.1)	(10.3)	(10.6)
Curtailment Gain	—	—	—	(0.7)	—	—
Change in Foreign Exchange Rates	—	—	(2.7)	10.2	—	—
Benefit Obligation at End of Year	$2,207.5	$2,277.2	$278.3	$300.0	$110.3	$120.5

Accumulated Benefit Obligation at December 31	$2,207.5	$2,277.2	$276.5	$297.5	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,710.9	$1,600.0	$294.1	$252.8	$9.3	$9.9
Actual Return on Plan Assets	167.6	227.9	18.0	36.4	0.1	0.1
Employer Contributions	9.6	9.1	—	—	9.8	9.8
Plan Participant Contributions	—	—	—	—	0.1	0.1
Benefits and Expenses Paid	(86.4)	(126.1)	(5.2)	(5.1)	(10.3)	(10.6)
Change in Foreign Exchange Rates	—	—	(3.2)	10.0	—	—
Fair Value of Plan Assets at End of Year	$1,801.7	$1,710.9	$303.7	$294.1	$9.0	$9.3

Underfunded (Overfunded) Status	$405.8	$566.3	$(25.4)	$5.9	$101.3	$111.2

(1) The actuarial gains recognized in 2021 for the U.S. and U.K. pension plans were primarily driven by increases in the discount rate assumption. The actuarial losses recognized in 2020 for the U.S. and U.K. pension plans were primarily driven by decreases in the discount rate assumption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2021 and 2020 are as follows.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2021	2020	2021	2020	2021	2020
	(in millions of dollars)
Current Liability	$8.4	$8.0	$—	$—	$1.4	$1.5
Noncurrent Liability	397.4	558.3	—	5.9	99.9	109.7
Noncurrent Asset	—	—	(25.4)	—	—	—
Underfunded (Overfunded) Status	$405.8	$566.3	$(25.4)	$5.9	$101.3	$111.2

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(621.8)	$(767.9)	$(42.9)	$(70.5)	$13.6	$11.0
Prior Service Credit (Cost)	(0.6)	(0.6)	(0.2)	(0.2)	2.7	2.9
	(622.4)	(768.5)	(43.1)	(70.7)	16.3	13.9
Income Tax	239.2	273.9	9.1	16.0	4.9	5.4
Total Included in Accumulated Other Comprehensive Income (Loss)	$(383.2)	$(494.6)	$(34.0)	$(54.7)	$21.2	$19.3

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2021 and 2020.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2021	2020	2021	2020	2021	2020
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(494.6)	$(455.4)	$(54.7)	$(48.9)	$19.3	$19.5
Net Actuarial Gain (Loss)
Amortization	21.3	18.7	1.3	1.1	—	—
All Other Changes	124.8	(91.2)	26.3	(8.5)	2.6	(0.1)
Prior Service Credit (Cost)
Amortization	—	0.1	—	—	(0.2)	(0.2)
Curtailment Gain	—	—	—	0.1	—	—
Change in Income Tax	(34.7)	33.2	(6.9)	1.5	(0.5)	0.1
Accumulated Other Comprehensive Income (Loss) at End of Year	$(383.2)	$(494.6)	$(34.0)	$(54.7)	$21.2	$19.3

Plan Assets

The objective of our U.S. pension and OPEB plans is to maximize long-term return, within acceptable risk levels, in a manner that is consistent with the fiduciary standards of the Employee Retirement Income Security Act (ERISA), while maintaining sufficient liquidity to pay current benefits and expenses.

Our U.S. qualified defined benefit pension plan assets include a diversified blend of domestic, international, global, and emerging market equity securities, fixed income securities, opportunistic credit securities, real estate investments, alternative investments, and cash equivalents.  Equity securities are comprised of funds and individual securities that are benchmarked against the respective indices specified below. International and global equity funds may allocate a certain percentage of assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
to forward currency contracts. Fixed income securities include funds and U.S. government and agency asset-backed securities, corporate investment-grade bonds, private placement securities, and bonds issued by states or other municipalities. Opportunistic credits consist of investments in funds that hold varied fixed income investments purchased at depressed values with the intention to later sell those investments for a gain. Real estate investments consist primarily of funds that hold commercial real estate investments. Alternative investments, which include private equity direct investments and private equity funds of funds, utilize proprietary strategies that are intended to have a low correlation to the U.S. stock market. Prohibited investments include, but are not limited to, unlisted securities, options, short sales, and investments in securities issued by Unum Group or its affiliates. The invested asset classes, asset types, and benchmark indices for our U.S. qualified defined benefit pension plan is as follows. We target approximately 36 percent to equity securities, 40 percent to fixed income securities, and 24 percent to opportunistic credits, alternative, and real estate investments.

Asset Class	Asset Type	Benchmark Indices
Equity Securities	Collective funds; Individual holdings	Standard & Poor's 500; Russell 2000 Value and Growth; Morgan Stanley Capital International (MSCI) Europe Australasia Far East Small Cap; MSCI Emerging Markets; MSCI World and World Minimum Volatility; FTSE RAFI All-World Low Volatility
Fixed Income	Collective funds; Individual holdings	Bloomberg Barclays Long Corporate Index; Custom Index
Opportunistic Credits	Collective fund	Custom Index
Real Estate	Collective fund	National Council of Real Estate Investment Fund Open-end Diversified Core Equity Index
Alternative Investments (Private Equity)	Fund of funds; Direct investments	Custom Index

The investment strategy for our U.K. pension was adjusted in 2021 with the intention to increase the funded ratio in a risk-controlled manner where the risk taken in the investment strategy reduces as the funded status of the plan increases. Assets for our U.K. pension plan are invested in a portfolio of diversified growth assets as well as a portfolio of fixed interest and index-linked securities. The portfolio of growth assets consists of funds invested primarily in global equity securities, investment-grade and below-investment-grade fixed interest securities, including emerging market securities as well as diversified alternatives. The portfolio of fixed interest and index-linked securities are invested primarily in leveraged interest rate and inflation-linked gilt funds of varying durations designed to broadly match the interest rate and inflation sensitivities of the plan's liabilities. At December 31, 2021, our target allocation was approximately 60 percent to growth assets and 40 percent to fixed interest and index-linked securities. As the funded status of the plan increases, we utilize a de-risking framework whereby the allocation to fixed interest and index-linked securities increases and the allocation to growth assets is lowered. Simultaneously, the hedge ratio of interest rate and inflation risk will increase with the intention of reducing funding level volatility. There are no categories of investments that are specifically prohibited by the U.K. plan, but there are general guidelines that ensure prudent investment action is taken. Such guidelines include the prevention of the plan from using derivatives for speculative purposes and limiting the concentration of risk in any one type of investment.

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

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$—	$—	$144.9	$144.9
U.S. Small Cap	32.8	—	—	30.5	63.3
Global	—	—	—	388.7	388.7
Emerging Markets	—	—	—	59.8	59.8
Fixed Income Securities:
U.S. Government and Agencies[1]	419.3	—	—	—	419.3
Corporate	—	—	—	103.3	103.3
Opportunistic Credits	—	—	—	212.5	212.5
Real Estate	—	—	—	132.1	132.1
Alternative Investments:
Private Equity Direct Investments	—	—	—	80.4	80.4
Private Equity Funds of Funds	—	—	—	50.5	50.5
Cash Equivalents	146.9	—	—	—	146.9
Total Invested Assets	$599.0	$—	$—	$1,202.7	$1,801.7

1 U.S. Government and Agencies Fixed Income Securities includes derivative assets.

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

Certain equity, opportunistic credit, fixed-income securities, and real estate investments are valued based on the NAV of the underlying holdings as of the reporting date. We made no adjustments to the NAV for 2021 or 2020. These investments have no unfunded commitments and no specific redemption restrictions.

Alternative investments are valued based on NAV in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2021 or 2020. The private equity direct investments and private equity funds of funds generally cannot be redeemed by investors. Distributions of capital from the sale of underlying fund assets may occur at any time, but are generally concentrated between five and eight years from the formation of the fund.

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

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$113.1	$—	$—	$44.2	$157.3
Fixed Interest and Index-linked Securities	124.1	—	—	—	124.1
Alternative Investments	—	—	—	18.2	18.2
Cash Equivalents	4.1	—	—	—	4.1
Total Plan Assets	$241.3	$—	$—	$62.4	$303.7

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$—	$—	$176.0	$176.0
Fixed Interest and Index-linked Securities	116.8	—	—	—	116.8
Cash Equivalents	1.3	—	—	—	1.3
Total Plan Assets	$118.1	$—	$—	$176.0	$294.1

The level 1 diversified growth assets and fixed interest and index-linked securities consist of individual funds that are valued based on unadjusted quoted prices from active markets for identical securities. Certain diversified growth assets were valued based on the NAV of the underlying holdings as of the reporting date. Alternative investments are valued based on NAV one quarter in arrears. We evaluate the need for adjustments to the NAV of the alternative investments based on an evaluation of cash flows in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2021 or 2020. These investments have no unfunded commitments and no specific redemption restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$9.0	$9.0

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$9.3	$9.3

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31, 2021
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$9.3	$0.1	$9.9	$(10.3)	$9.0

	Year Ended December 31, 2020
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$9.9	$0.1	$9.9	$(10.6)	$9.3

For the years ended December 31, 2021 and 2020, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of Level 3 during 2021 or 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2021	2020	2021	2020	2021	2020
Benefit Obligations
Discount Rate	3.10%	2.90%	2.00%	1.40%	2.90%	2.60%
Rate of Compensation Increase	N/A	N/A	2.90%	2.80%	N/A	N/A

Net Periodic Benefit Cost
Discount Rate	2.90%	3.60%	1.40%	2.00%	2.60%	3.40%
Expected Return on Plan Assets	6.00%	7.00%	3.50%	4.10%	5.75%	5.75%
Rate of Compensation Increase	N/A	N/A	2.80%	2.90%	N/A	N/A

We set the discount rate assumption annually for each of our retirement-related benefit plans at the measurement date to reflect the yield on a portfolio of high quality fixed income corporate debt instruments matched against projected cash flows for future benefits.

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

The expected return assumption for the life insurance reserve for our OPEB plan is based on full investment in fixed income securities with an average book yield of 4.59 percent and 4.87 percent in 2021 and 2020, respectively.

The rate of compensation increase assumption for our U.K. pension plan is generally based on periodic studies of compensation trends.

At December 31, 2021 and 2020, the annual rates of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year are 6.25 percent and 6.50 percent, respectively, for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rates are assumed to change gradually to 5.00 percent by 2027 for measurement at December 31, 2021 and remain at that level thereafter. The annual rates of increase in the per capita cost of covered postretirement health benefits do not apply to retirees whose postretirement health care benefits are provided through an exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost (credit) for the years ended December 31.

	Pension Benefits
	U.S. Plans			U.K. Plan			OPEB
	2021	2020	2019	2021	2020	2019	2021	2020	2019
	(in millions of dollars)
Service Cost	$9.6	$11.0	$10.9	$—	$—	$—	$—	$—	$—
Interest Cost	65.0	73.0	83.3	4.2	4.9	6.1	3.0	4.1	5.3
Expected Return on Plan Assets	(100.6)	(106.7)	(99.4)	(9.8)	(9.5)	(8.9)	(0.5)	(0.5)	(0.6)
Amortization of:
Net Actuarial Loss (Gain)	21.3	18.7	20.2	1.3	1.1	0.9	—	—	(2.5)
Prior Service Credit	—	0.1	—	—	—	—	(0.2)	(0.2)	(0.2)
Curtailment Gain	—	—	—	—	0.1	—	—	—	—
Total Net Periodic Benefit Cost (Credit)	$(4.7)	$(3.9)	$15.0	$(4.3)	$(3.4)	$(1.9)	$2.3	$3.4	$2.0

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost (credit) are included in other expenses.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
	U.S. Plans	U.K. Plan	OPEB
	(in millions of dollars)
Year			Gross	Subsidy Payments	Net
2022	$79.9	$5.2	$10.6	$0.1	$10.5
2023	83.2	5.3	10.1	0.1	10.0
2024	86.9	5.5	9.5	0.1	9.4
2025	90.8	5.6	9.1	0.1	9.0
2026	95.7	5.8	8.5	—	8.5
2027-2031	534.6	31.0	36.2	0.1	36.1

Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2021 and made no amount of voluntary contributions during 2021. We do not expect to make any contributions in 2022. The funding policy for our U.S. non-qualified defined benefit pension plan is to contribute the amount of the benefit payments made during the year. Our expected return on plan assets and discount rate will not affect the cash contributions we are required to make to our U.S. pension plan because such contributions are determined under the minimum funding requirements as set forth in ERISA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
We made no contributions to our U.K. plan during 2021, nor do we expect to make any contributions in 2022, either voluntary or those required to meet the requirements under U.K. legislation.

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

Defined Contribution Plans

We offer a 401(k) plan to all eligible U.S. employees under which a portion of employee contributions is matched. We match dollar-for-dollar up to 5.0 percent of base salary and any recognized sales and performance-based incentive compensation for employee contributions into the plan. We also make an additional non-elective contribution of 4.5 percent of earnings for all eligible employees and made a separate transition contribution for eligible employees who met certain age and years of service criteria as of December 31, 2013. The separate transition contributions continued through December 31, 2020, at which point they ended. The 401(k) plan remains in compliance with ERISA guidelines and continues to qualify for a “safe harbor” from most annual discrimination testing.

We also offer a defined contribution plan to all eligible U.K. employees and offer related employer contributions. If an employee elects to make a minimum contribution of at least 1.0 percent of their base salary, we match with a contribution of 8.0 percent. We increase our contribution to a maximum of 12.0 percent as the employee increases their contribution from 1.0 percent to 5.0 percent. We do not increase our contribution percentage on employee contributions in excess of 5.0 percent.

During the years ended December 31, 2021, 2020, and 2019, we recognized costs of $79.8 million, $83.4 million, and $77.3 million, respectively, for our U.S. defined contribution plan. We recognized costs of $4.9 million, $5.0 million, and $4.4 million in 2021, 2020, and 2019, respectively, for our U.K. defined contribution plan.

Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars, except share data)
Numerator
Net Income	$824.2	$793.0	$1,100.3

Denominator (000s)
Weighted Average Common Shares - Basic	204,232.9	203,642.0	209,728.9
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	615.0	113.3	125.5
Weighted Average Common Shares - Assuming Dilution	204,847.9	203,755.3	209,854.4

Net Income Per Common Share
Basic	$4.04	$3.89	$5.25
Assuming Dilution	$4.02	$3.89	$5.24

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued
reduce earnings per share). We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock success units, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from stock options, nonvested stock success units, and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested stock success units and nonvested restricted stock units. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 1.1 million, 1.6 million, and 1.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. See Note 11 for further discussion of our stock-based compensation plans.

Common Stock

Our board of directors has authorized the repurchase of Unum Group's common stock under the following repurchase programs:

	Share Repurchase Program Authorized During
	October 2021	May 2019
	(in millions of dollars)
Authorized Repurchase Amount	$250.0	$750.0
Remaining Repurchase Amount at Year End 2021	200.0	—

The October 2021 share repurchase program has an expiration date of December 31, 2022.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Year Ended December 31
	2021	2020	2019
	(in millions)
Shares Repurchased	1.9	—	12.3
Cost of Shares Repurchased[1]	$50.0	$—	$400.4

1 Includes commissions of $0.4 million for the year ended December 31, 2019.

In November 2021, we entered into an accelerated repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received an initial delivery of 1.4 million shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. We simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock at our option. The final price adjustment settlement, along with the delivery of the remaining shares, also occurred in November 2021, resulting in the delivery to us of 0.5 million additional shares. In total, we repurchased 1.9 million shares pursuant to the accelerated repurchase agreement.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation
Description of Stock Plans

Under the Stock Incentive Plan of 2017 (the 2017 Plan), up to 17 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each full-value award, defined as any award other than a stock option or stock appreciation right, is counted as 1.76 shares. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. Stock options generally have a term of eight years after the date of grant and fully vest after three years.  At December 31, 2021, approximately 8.3 million shares were available for future grants under the 2017 Plan.

We issue new shares of common stock for all of our stock plan vestings and exercises.

Stock Success Units (SSUs)

Activity for SSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2020	321	$18.78
Vested	(102)	18.78
Forfeited	(11)	18.78
Outstanding at December 31, 2021	208	18.78

During 2020, we issued SSUs with a weighted average grant date fair value per share of $18.78. There were no issuances of SSUs during 2021. SSUs vest over a six year period, beginning at the date of grant. One-third of the SSUs are eligible for accelerated vesting on a cumulative basis at the end of each of the one-, three-, and five-year service periods that began on January 1, 2021, if certain performance goals are achieved. Forfeitable dividends on SSUs are accrued in the form of cash. Compensation cost for SSUs subject to accelerated vesting due to the achievement of certain performance conditions at the end of the one-, three-, and five-year service periods is recognized over the implicit service period.

The total fair value of SSUs that vested during 2021 was $1.9 million. No SSUs vested during 2020. At December 31, 2021, we had $2.6 million of unrecognized compensation cost related to SSUs that will be recognized over a remaining weighted average period of 1.6 years.

Performance Share Units (PSUs)

Activity for PSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2020	517	$30.31
Granted[1]	(30)	51.26
Vested	(169)	38.81
Forfeited	(10)	31.12
Outstanding at December 31, 2021	308	23.58

[1]Reflects adjustments made as a result of the application of the performance factor, which was less than 100 percent for the 2018 PSU grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued
During 2020 and 2019, we issued PSUs with a weighted average grant date fair value per share of $23.49 and $41.57, respectively. There were no new issuances of PSUs during 2021. Vesting for the PSUs occurs at the end of a three-year period and is contingent upon our achievement of prospective company performance goals and our total shareholder return relative to a board-approved peer group during the three-year period. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 40 percent to 180 percent of the initial number of PSUs issued, with the potential for no award if company performance goals are not achieved during the three-year period. Forfeitable dividend equivalents on PSUs have previously been accrued in the form of additional PSUs. Beginning with the March 1, 2020 grant, forfeitable dividends are accrued as cash.

PSU shares in the preceding table represent aggregate initial target awards and accrued dividend equivalents and do not reflect potential increases or decreases resulting from the application of the performance factor determined after the end of the performance periods. At December 31, 2021, the three-year performance period for the 2019 PSU grant was completed and the related shares vested, but the performance factor had not yet been applied. The performance factor will be applied during the first quarter of 2022, with distribution of the stock at that time. Granted and vested amounts in the preceding table also include an adjustment to reflect the application of the performance factor to the 2018 PSU grant, which occurred during the first quarter of 2021.

The total fair value of shares vested during 2021, 2020, and 2019 was $6.6 million, $6.5 million, and $6.5 million, respectively. At December 31, 2021, we had approximately $2.2 million of unrecognized compensation cost related to PSUs that will be recognized in 2022. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. Compensation cost for PSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The fair value of PSUs is estimated on the date of initial grant using the Monte-Carlo simulation model. Key assumptions used to value PSUs granted during the years shown are as follows:

	Year Ended December 31
	2020	2019
Expected Volatility (based on our and our peer group historical daily stock prices)	23%	23%
Expected Life (equals the performance period)	3 years	3 years
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	0.85%	2.53%

Cash Incentive Units (CIUs)

Activity for CIUs classified as a liability is as follows:

		Weighted Average
	Units	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2020	—	$—
Granted	7,223	1.02
Outstanding at December 31, 2021	7,223	1.02

During 2021, we issued CIUs with a weighted average grant date fair value per unit of $1.02. CIUs are denominated and settled in cash. Vesting for the CIUs occurs at the end of a three-year period and is based upon prospective company performance measures and our total shareholder return relative to a board-approved peer group during the three-year period. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 0 percent to 200 percent of the initial number of CIUs issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued
CIUs in the preceding table represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the application of the performance factor determined after the end of the performance periods. No CIUs vested as of December 31, 2021.

At December 31, 2021, we had approximately $5.3 million of unrecognized compensation cost related to CIUs that will be recognized over a weighted average period of 2.0 years. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. Compensation cost for CIUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The fair value of CIUs is estimated at each reporting period using the Monte-Carlo simulation model. Key assumptions used to value CIUs granted during current year are as follows:

Year Ended December 31, 2021
Expected Volatility (based on our and our peer group historical daily stock prices)	50%
Expected Life (equals the performance period)	3 years
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	0.71%

Restricted Stock Units (RSUs)

Activity for RSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2020	1,593	$27.57
Granted	1,373	27.02
Vested	(820)	29.09
Forfeited	(130)	26.84
Outstanding at December 31, 2021	2,016	26.63

During 2021, 2020, and 2019, we issued RSUs with a weighted average grant date fair value per share of $27.02, $22.71, and $37.07, respectively.  RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on RSUs have previously been accrued in the form of additional RSUs. Beginning with the March 1, 2020 grant, forfeitable dividends are accrued as cash. Compensation cost for RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The total fair value of shares vested during 2021, 2020, and 2019 was $23.9 million, $25.1 million, and $19.5 million, respectively. At December 31, 2021, we had $29.9 million of unrecognized compensation cost related to RSUs that will be recognized over a weighted average period of 0.9 years.

Cash-Settled RSUs

Activity for cash-settled RSUs classified as a liability is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2020	68	$22.94
Vested	(22)	25.44
Outstanding at December 31, 2021	46	25.44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued
During 2020, we issued cash-settled RSUs with a weighted average grant date fair value per share of $22.94. There were no new issuances of cash-settled RSUs during 2021 Cash-settled RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Forfeitable dividends on cash-settled RSUs are accrued in the form of cash. Compensation cost for cash-settled RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period. The total fair value of cash-settled RSUs that vested during 2021 was $0.6 million. No cash-settled RSUs vested during 2020.

The amount payable per unit awarded is equal to the price per share of Unum Group's common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation cost over the service period. Changes in the amount of the liability due to stock price changes after the service period are recognized as compensation cost during the period in which the changes occur. At December 31, 2021, we had $0.7 million of unrecognized compensation cost related to cash-settled RSUs that will be recognized over a weighted average period of 0.6 years.

Stock Options

Stock option activity is summarized as follows:

			Remaining	Intrinsic
	Shares	Weighted Average	Contractual Term	Value
	(000s)	Exercise Price	(in years)	(in millions)
Outstanding at December 31, 2020	40	$24.25
Exercised	(40)	24.25
Outstanding at December 31, 2021	—		—	$—

Stock options vested over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock options subject to accelerated vesting at the date of retirement eligibility was recognized over the implicit service period. The intrinsic value of options exercised in 2021, 2020, and 2019 was $0.1 million, $0.1 million, and $0.3 million, respectively. There were no stock options granted or vested in the years 2019 through 2021. At December 31, 2021, we had no unrecognized compensation cost related to stock options as there are no exercisable stock options outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued
Expense

Compensation expense for the stock plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Performance Share Units	$3.3	$5.6	$5.0
Cash Incentive Units	3.2	—	—
Restricted Stock Units and Cash-Settled Restricted Stock Units	25.5	23.9	21.0
Stock Success Units	2.8	0.4	—
Other	0.6	0.5	0.6
Total Compensation Expense, Before Income Tax	$35.4	$30.4	$26.6

Total Compensation Expense, Net of Income Tax	$31.1	$26.1	$22.7

Cash received under all share-based payment arrangements for the years ended December 31, 2021, 2020, and 2019 was $3.8 million, $4.4 million, and $6.1 million, respectively.

Note 12 - Reinsurance

Reinsurance activity related to both our premium income and changes in reserves for future benefits are as follows:

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Direct Premium Income	$9,742.8	$9,621.9	$9,576.3
Reinsurance Assumed	90.6	94.1	116.5
Reinsurance Ceded	(352.4)	(337.9)	(327.2)
Net Premium Income	$9,481.0	$9,378.1	$9,365.6

Ceded Benefits and Change in Reserves for Future Benefits	$862.5	$628.8	$650.1

In December 2020, Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere Life), and Unum Life Insurance Company of America (Unum America), wholly-owned domestic insurance subsidiaries of Unum Group and collectively referred to as "the ceding companies", each entered into a separate reinsurance agreements with Commonwealth Annuity and Life Insurance Company (Commonwealth), to reinsure on a coinsurance basis effective as of July 1, 2020 approximately 75 percent of the Closed Block individual disability business, primarily direct business written by the ceding companies. In March 2021, we completed the second phase of the reinsurance transaction, pursuant to which the ceding companies and Commonwealth amended and restated their respective reinsurance agreements to reinsure on a coinsurance and modified coinsurance basis effective as of January 1, 2021, a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business previously assumed by the ceding companies. Commonwealth has established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the relevant reinsurance agreement. In connection with the first phase of the reinsurance transaction which occurred in December 2020, the ceding companies paid a total ceding commission to Commonwealth of $437.7 million and transferred additional assets consisting primarily of fixed maturity securities and cash totaling $6,669.8 million. In connection with the second phase of the reinsurance transaction which occurred in March 2021, Commonwealth paid a total ceding commission to the ceding companies of $18.2 million. Also in connection with the second

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Reinsurance - Continued
phase, the ceding companies transferred additional assets consisting primarily of fixed maturity securities and cash to Commonwealth of $767.0 million.

In December 2020, Provident Life and Casualty Insurance Company (PLC), also a wholly-owned domestic insurance subsidiary of Unum Group, entered into an agreement with Commonwealth whereby PLC will provide a 12-year volatility cover to Commonwealth for the active life cohort (ALR cohort). As part of this agreement, PLC received a payment from Commonwealth of approximately $62 million. In March 2021, PLC and Commonwealth amended and restated this agreement to incorporate the ALR cohort related to the additional business that was reinsured between the ceding companies and Commonwealth as part of the second phase of the transaction. As part of the amended and restated volatility cover, PLC received a payment from Commonwealth of approximately $18 million. At the end of the 12-year coverage period in 2032, Commonwealth will retain the remaining incidence and claims risk on the ALR cohort of the ceded business. Under this volatility cover, annual settlements will be made equal to the difference between the actual and estimated cash flows and reserve changes during the year. Upon expiration of the 12-year period, a terminal settlement will be made based on the final disabled life reserves. As a result of the volatility cover, the reinsurance agreement covering the ALR cohort, does not pass risk transfer requirements under GAAP and is accounted for under the deposit method.

As a result of the reinsurance transaction, we recognized the following items for the first phase in December 2020 and the second phase in March 2021, respectively:

•Net realized investment gains totaling $1,302.3 million and $67.6 million related to the transfer of investments.
•Increase in benefits and change in reserves for future benefits of $1,284.5 million and $133.1 million resulting from the realization of previously unrealized investment gains and losses recorded in accumulated other comprehensive income.
•Transaction costs totaling $21.0 million and $6.2 million.
•Reinsurance recoverable of $6,141.5 million and $990.0 million related to the policies on claim status (DLR cohort).
•Cost of reinsurance, or prepaid reinsurance premium, of $815.7 million and $43.1 million related to the DLR cohort.
•Deposit asset of $88.2 million and $5.0 million related to the ALR cohort.
•Tax benefit of $36.5 million, in connection with the first phase.
•Payable of $307.2 million related to the portfolio of invested assets associated with the business ceded on a modified coinsurance basis, in connection with the second phase.

The cost of reinsurance is amortized over the expected run-off pattern of the ceded reserves for the DLR cohort and we recognized $79.1 million and $2.6 million in amortization expense for 2021 and 2020, respectively. The deposit asset is adjusted over the 12-year period of the volatility cover based on cash flows related to the ALR cohort, settlement payments as determined above, and accretion of interest and will result in an amount equal to the expected disabled life reserve for the ALR cohort at the expiration of the volatility cover. Both the cost of reinsurance and the deposit asset are reported in Other Assets within our Consolidated Balance Sheets.

As of December 31, 2021, Commonwealth accounted for approximately 60 percent of the total reinsurance recoverable and the majority of our total cost of reinsurance. Commonwealth has an A rating by A.M. Best Company (AM Best) and has also established collateralized trust accounts for our benefit to secure its obligations. In addition, nine other major companies, which account for approximately 35 percent of our reinsurance recoverable at December 31, 2021, are also rated A or better by either AM Best or Standard & Poor's Ratings Services (S&P), or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. The remaining 5 percent of our reinsurance recoverable is primarily related to business reinsured with other companies also rated A- or better by AM Best or S&P, with overseas entities with equivalent ratings, or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Less than one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or S&P, or not rated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

The Unum US segment is comprised of group disability, group life and accidental death and dismemberment, and supplemental and voluntary lines of business. The group disability line of business includes long-term and short-term disability, medical stop-loss, and fee-based service products. The supplemental and voluntary line of business includes individual disability, voluntary benefits, and dental and vision products. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants.

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

The Colonial Life segment includes insurance for accident, sickness, and disability products, which includes our dental and vision products, life products, and cancer and critical illness products marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agent sales force and brokers.

The Closed Block segment consists of group and individual long-term care, individual disability, and other insurance products no longer actively marketed. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. Individual disability in this segment generally consists of policies we sold prior to the mid-1990s and entirely discontinued selling in 2004. In December 2020, we entered into the first phase of a reinsurance agreement to reinsure the majority of our Closed Block individual disability products to a third party. In March 2021, we completed the second phase of the reinsurance transaction to reinsure a portion of the remaining Closed Block individual disability business that was not ceded in December 2020. See Note 12 for further discussion. Other insurance products include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

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

Costs Related to Organizational Design Update

During the third quarter of 2020, we realigned certain parts of our organizational structure by shifting resources to accelerate growth, fund priority investments, and simplify and improve our business practices. In connection with this update, we incurred charges of $23.3 million, which primarily consisted of employee severance and benefit costs as well as certain costs related to lease terminations and the disposal of certain fixed assets. These costs were recorded within either compensation expense or other expenses in the consolidated statements of income and were included within our Corporate segment. This update did not result in the exit or disposal of any of our lines of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued
Segment information is as follows:

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$1,827.8	$1,828.5	$1,823.1
Group Short-term Disability	864.0	799.2	768.8
Group Life and Accidental Death & Dismemberment
Group Life	1,641.9	1,640.5	1,662.0
Accidental Death & Dismemberment	165.1	163.9	165.7
Supplemental and Voluntary
Individual Disability	459.8	456.0	440.7
Voluntary Benefits	846.7	875.2	910.2
Dental and Vision	272.7	255.6	246.1
	6,078.0	6,018.9	6,016.6
Unum International
Unum UK
Group Long-term Disability	401.9	364.9	353.4
Group Life	112.3	108.5	115.7
Supplemental	112.6	99.8	89.5
Unum Poland	90.2	79.6	71.9
	717.0	652.8	630.5
Colonial Life
Accident, Sickness, and Disability	953.3	975.1	973.4
Life	384.7	376.4	351.6
Cancer and Critical Illness	352.2	360.5	360.0
	1,690.2	1,712.0	1,685.0
Closed Block
Long-term Care	704.3	666.9	651.6
Individual Disability	284.0	319.6	374.3
All Other	7.5	7.9	7.6
	995.8	994.4	1,033.5

Total Premium Income	$9,481.0	$9,378.1	$9,365.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Year Ended December 31, 2021

Premium Income	$6,078.0	$717.0	$1,690.2	$995.8	$—	$9,481.0
Net Investment Income	721.6	132.7	172.0	1,159.0	27.9	2,213.2
Other Income	170.0	0.6	1.0	65.1	6.2	242.9
Adjusted Operating Revenue	$6,969.6	$850.3	$1,863.2	$2,219.9	$34.1	$11,937.1

Adjusted Operating Income (Loss)	$464.9	$105.7	$329.2	$394.7	$(177.9)	$1,116.6
Interest and Debt Expense	$—	$—	$—	$—	$185.0	$185.0
Depreciation and Amortization	$400.9	$21.0	$275.4	$5.1	$0.7	$703.1

Year Ended December 31, 2020

Premium Income	$6,018.9	$652.8	$1,712.0	$994.4	$—	$9,378.1
Net Investment Income	720.3	104.6	155.7	1,370.3	9.8	2,360.7
Other Income	154.9	0.5	1.1	66.6	1.1	224.2
Adjusted Operating Revenue	$6,894.1	$757.9	$1,868.8	$2,431.3	$10.9	$11,963.0

Adjusted Operating Income (Loss)	$825.4	$76.6	$335.4	$241.4	$(200.8)	$1,278.0
Interest and Debt Expense	$—	$—	$—	$3.1	$185.1	$188.2
Depreciation and Amortization	$421.7	$20.1	$273.9	$5.9	$0.7	$722.3

Year Ended December 31, 2019

Premium Income	$6,016.6	$630.5	$1,685.0	$1,033.5	$—	$9,365.6
Net Investment Income	739.4	122.5	148.0	1,404.9	20.5	2,435.3
Other Income	142.8	0.6	3.4	71.3	3.1	221.2
Adjusted Operating Revenue	$6,898.8	$753.6	$1,836.4	$2,509.7	$23.6	$12,022.1

Adjusted Operating Income (Loss)	$1,031.1	$107.9	$344.5	$137.7	$(188.6)	$1,432.6
Interest and Debt Expense	$—	$—	$—	$5.3	$172.1	$177.4
Depreciation and Amortization	$422.8	$18.7	$276.6	$7.7	$1.7	$727.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

		Unum	Colonial
	Unum US	International	Life	Total
	(in millions of dollars)
Deferred Acquisition Costs

Year Ended December 31, 2021
Beginning of Year	$1,168.7	$32.0	$1,071.9	$2,272.6
Capitalization	242.7	12.8	252.6	508.1
Amortization	(319.0)	(8.0)	(259.1)	(586.1)
Adjustment Related to Unrealized Investment Gains and Losses	3.8	—	10.9	14.7
Foreign Currency	—	(1.4)	—	(1.4)
End of Year	$1,096.2	$35.4	$1,076.3	$2,207.9

Year Ended December 31, 2020
Beginning of Year	$1,223.0	$26.4	$1,074.6	$2,324.0
Capitalization	291.5	12.1	272.6	576.2
Amortization	(341.0)	(7.4)	(257.7)	(606.1)
Adjustment Related to Unrealized Investment Gains and Losses	(4.8)	—	(17.6)	(22.4)
Foreign Currency	—	0.9	—	0.9
End of Year	$1,168.7	$32.0	$1,071.9	$2,272.6

Year Ended December 31, 2019
Beginning of Year	$1,239.4	$20.0	$1,050.0	$2,309.4
Capitalization	334.5	12.8	311.3	658.6
Amortization	(344.0)	(7.1)	(258.8)	(609.9)
Adjustment Related to Unrealized Investment Gains and Losses	(6.9)	—	(27.9)	(34.8)
Foreign Currency	—	0.7	—	0.7
End of Year	$1,223.0	$26.4	$1,074.6	$2,324.0

	December 31
	2021	2020
	(in millions of dollars)
Assets
Unum US	$18,696.3	$19,034.2
Unum International	4,086.5	4,206.2
Colonial Life	4,895.9	4,864.3
Closed Block	38,287.9	38,187.2
Corporate	4,149.0	4,333.9
Total Assets	$70,115.6	$70,625.8

Revenue is primarily derived from sources in the United States, the United Kingdom, and Poland. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum International segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued
We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At December 31, 2021 and 2020 goodwill was $352.2 million and $353.0 million, respectively, with $280.0 million attributable to Unum US in each year, $44.5 million and $45.3 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in each year.

Stockholders' equity is allocated to the operating segments on the basis of an internal allocation formula that reflects the volume and risk components of each operating segment's business and aligns allocated equity with our target capital levels for regulatory and rating agency purposes. We modify this formula periodically to recognize changes in the views of capital requirements.

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses and amortization of the cost of reinsurance as well as certain other items specified in the reconciliations below. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

Investment gains or losses primarily include realized investment gains or losses, expected investment credit losses, and gains or losses on derivatives. Investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of investment gains or losses. Although we may experience investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities.

As previously discussed in Note 12, we have exited a substantial portion of our Closed Block individual disability product line through the two phases of the reinsurance transaction that were executed in December 2020 and March 2021. As a result, we exclude the amortization of the cost of reinsurance that was recognized as a result of the exit of the business related to the DLR cohort of policies. We believe that the exclusion of the amortization of the cost of reinsurance provides a better view of our results from our ongoing businesses.

We may, at other times, exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

See above and Notes 3, 6, 8, 12, and 15 for further discussion regarding the items specified in the reconciliation below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Total Revenue	$12,013.8	$13,162.1	$11,998.9
Excluding:
Net Investment Gain (Loss)	76.7	1,199.1	(23.2)
Adjusted Operating Revenue	$11,937.1	$11,963.0	$12,022.1

Income Before Income Tax	$1,063.0	$964.0	$1,382.1
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	67.6	1,302.3	—
Net Investment Gain (Loss), Other	9.1	(103.2)	(23.2)
Total Net Investment Gain (Loss)	76.7	1,199.1	(23.2)
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	(139.3)	(1,305.5)	—
Amortization of the Cost of Reinsurance	(79.1)	(2.6)	—
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(218.4)	(1,308.1)	—
Net Reserve Change Related to Reserve Assumption Updates	181.4	(169.0)	—
Impairment Loss on Internal-Use Software	(12.1)	—	—
Cost Related to Early Retirement of Debt	(67.3)	—	(27.3)
Impairment Loss on ROU Asset	(13.9)	(12.7)	—
Costs Related to Organizational Design Update	—	(23.3)	—
Adjusted Operating Income	$1,116.6	$1,278.0	$1,432.6

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

Miscellaneous Matters

Three alleged securities class action lawsuits were filed against Unum Group and individual defendants as follows:

•On June 13, 2018, an alleged securities class action lawsuit entitled Cynthia Pittman v. Unum Group, Richard McKenney, John McGarry, and Daniel Waxenberg was filed in the United States District Court for the Eastern District of Tennessee. The plaintiff sought to represent purchasers of Unum Group publicly traded securities between January 31, 2018 and May 2, 2018. The plaintiff alleged the Company caused its shares to trade at artificially high levels by failing to disclose information about the rate of long-term care policy terminations and long-term care claim incidence resulting in misleading statements about capital management plans and long-term care reserves. The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and sought compensatory damages in an amount to be proven at trial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued
•On July 13, 2018, an alleged securities class action lawsuit entitled Scott Cunningham v. Unum Group, Richard McKenney, John McGarry, and Daniel Waxenberg was filed in the United States District Court for the Eastern District of Tennessee. The allegations, class period, and damages claimed mirrored those in the Pittman matter.

•On July 25, 2018, an alleged securities class action lawsuit entitled City of Taylor Police and Fire Retirement System v. Unum Group, Richard McKenney, John McGarry, Steve Zabel, and Daniel Waxenberg was filed in the United States District Court for the Eastern District of Tennessee. The plaintiff sought to represent purchasers of Unum Group publicly traded securities between October 27, 2016 and May 1, 2018. The allegations and damages claimed mirrored those in the Pittman matter.

On November 9, 2018, the court consolidated the Pittman, Cunningham, and City of Taylor Police and Fire Retirement System cases into one matter entitled In re Unum Group Securities Litigation, appointed a lead plaintiff and lead plaintiff’s counsel, and directed the plaintiff to file a consolidated amended complaint. On January 15, 2019, the plaintiff filed a consolidated amended complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and sought compensatory damages in an amount to be proven at trial as well as costs, expenses, and attorney’s fees. On March 18, 2019, the Company filed a motion to dismiss the consolidated amended complaint. On June 1, 2020, the court granted the Company's motion and dismissed the cases with prejudice. On June 26, 2020, the plaintiff filed a notice of appeal with the Sixth Circuit Court of Appeals, which, on June 28, 2021 affirmed the district court's dismissal of the cases with prejudice. Plaintiff has exhausted all avenues of appeal. The cases are now closed.

Note 15 - Leases

We lease certain buildings and equipment under various noncancellable operating lease agreements. In addition, we have sub-lease agreements on a limited number of our building lease agreements. We generally have the option to renew the majority of our building leases and equipment leases at the end of the lease term at the fair rental value at the time of renewal.

We do not have any lease agreements or sub-lease agreements that contain variable lease payments. In addition, we do not have lease agreements or sub-lease agreements that contain residual value guarantees or impose any financial restrictions or covenants with the lessors.
Operating lease information is as follows:

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Lease Cost
Operating Lease Cost	$35.2	$48.6	$29.4
Sublease Income	(1.0)	(1.3)	(1.9)
Total Lease Cost	$34.2	$47.3	$27.5

Other Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	$29.9	$30.8	$28.9
Weighted-Average Remaining Lease Term	6 years	6 years	7 years
Weighted-Average Discount Rate	4.45%	4.37%	4.60%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Leases - Continued

As of December 31, 2021, aggregate undiscounted minimum lease payments and the reconciliation to our lease liability are as follows (in millions of dollars):

2022	$22.6
2023	16.5
2024	12.7
2025	9.9
2026	8.5
2027 and Thereafter	25.9
Total	96.1
Less Imputed Interest	13.5
Lease Liability	$82.6

The right-of-use asset was $49.1 million and $82.9 million at December 31, 2021 and 2020, respectively.

During 2021 and 2020, we recognized impairment losses of $13.9 million and $12.7 million, respectively, on the ROU asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment losses were recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. The fair value of the ROU asset was determined based on a discounted cash flow model utilizing estimated market rates for sub-lease rentals. The impairment losses for each period are recorded within other expenses in the consolidated statements of income and are included within our Corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 16 - Statutory Financial Information
Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. life insurance companies is reported in conformity with statutory accounting principles prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by applicable domiciliary state laws. The commissioners of the states of domicile have the right to permit other specific practices that may deviate from prescribed practices. In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves were deficient by $2.1 billion as of December 31, 2018, the financial statement date of the examination period. The amount reserves are deficient by may increase or decrease over time based on changes in assumed reinvestment rates, policyholder inventories, rate increase activity, and the underlying growth in the locked in statutory reserve basis as well as updates to other long term actuarial assumptions. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. During the fourth quarter of 2020, reserves were deficient by approximately $2.3 billion, prior to the 2020 phase-in adjustment. The increase in the reserve deficiency from the original $2.1 billion as of December 31, 2018 was primarily driven by changes in the assumed reinvestment rate. The 2020 phase-in amount was recorded in the fourth quarter of 2020 and was approximately $229 million, resulting in $2.1 billion remaining to be phased in as of December 31, 2020. During the fourth quarter of 2021, reserves were deficient by approximately $2.7 billion, prior to the 2021 phase in adjustment. The increase in the reserve deficiency from the balance as of December 31, 2020 was primarily driven by changes in the assumed reinvestment rate. The 2021 phase in amount was recorded in the fourth quarter of 2021 and was approximately $438 million, resulting in approximately $2.3 billion remaining to be phased in as of December 31, 2021. The phase in amounts for both 2020 and 2021 were funded using cash flows from operations and capital contributions from Unum Group. This strengthening is incorporated by using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows and capital contributions from Unum Group. If the permitted practice was not granted by the MBOI to phase in these additional statutory reserves, the impact to the risk-based capital ratio would have triggered a regulatory event. Our other traditional U.S. life insurance subsidiaries have no prescribed or permitted statutory accounting practices that differ materially from statutory accounting principles prescribed by the NAIC.

Unum America cedes certain blocks of business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary (captive reinsurer) domiciled in the United States, with Unum Group as the ultimate parent. This captive reinsurer was established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by Unum America.

Fairwind, which is domiciled in the state of Vermont, is required to follow GAAP in accordance with Vermont reporting requirements for pure captive insurance companies, unless the commissioner permits the use of some other basis of accounting. Fairwind has permission from Vermont to follow accounting practices that are generally consistent with current NAIC statutory accounting principles for its insurance reserves and invested assets supporting reserves. All other assets and liabilities are accounted for in accordance with GAAP, as prescribed by Vermont, which includes the full recognition of deferred tax assets which are more likely than not to be realized. Statutory accounting principles have a stricter limitation for the recognition of deferred tax assets. The impact of following the prescribed and permitted practices of Vermont rather than statutory accounting principles prescribed by the NAIC resulted in higher capital and surplus for Fairwind of approximately $360 million and $287 million as of December 31, 2021 and 2020 respectively. Included in the 2021 and 2020 results for Fairwind were the $438 million and $229 million increases to long-term care statutory reserves assumed from Unum America.

In December 2020, prior to entering into the reinsurance transaction with Commonwealth, Provident, Paul Revere Life, and Unum America recaptured their respective reinsurance agreements with Northwind Reinsurance Company (Northwind Re), a wholly-owned domestic special purpose reinsurance subsidiary. See Note 12 for further discussion regarding the reinsurance transaction with Commonwealth.

Northwind Re was established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by the aforementioned companies, and has no material state prescribed accounting practices that differ from statutory accounting principles prescribed by the NAIC. As a result of the recapture of the reinsurance agreements during 2020, no insurance risk remains in Northwind Re. In 2021, Northwind Re obtained a Certificate of Dormancy from the Vermont Department of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 16 - Statutory Financial Information - Continued
Financial Regulation authorizing it to exist as a dormant captive insurance company. Therefore, Fairwind remains the only active captive reinsurer.

The operating results and capital and surplus of our traditional U.S. life insurance subsidiaries and our captive reinsurers, prepared in accordance with prescribed or permitted accounting practices of the NAIC or states of domicile, are presented separately below.

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Combined Net Income (Loss)
Traditional U.S. Life Insurance Subsidiaries	$779.5	$646.8	$982.1
Captive Reinsurers	$(159.0)	$(201.0)	$(122.5)

Combined Net Gain (Loss) from Operations, After Tax
Traditional U.S. Life Insurance Subsidiaries	$681.1	$726.2	$1,027.2
Captive Reinsurers	$(247.4)	$(149.4)	$(108.4)

	December 31
	2021	2020
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Life Insurance Subsidiaries	$3,950.3	$3,875.0
Captive Reinsurers	$1,258.4	$2,088.0

Solvency II, a European Union directive prescribes capital requirements and risk management standards for the European insurance industry. As derived from the most recent annual financial statements for December 31, 2020, based on Solvency II requirements, regulatory net loss and own funds available of our United Kingdom insurance subsidiary, Unum Limited, were £28.1 million and £608.3 million, respectively.

Risk-based capital (RBC) standards for U.S. life insurance companies are prescribed by the NAIC. The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. The total adjusted capital of each of our U.S. insurance subsidiaries at December 31, 2021 is in excess of those RBC levels.

Restrictions under applicable state insurance laws limit the amount of dividends that can be paid to a parent company from its insurance subsidiaries in any 12-month period without prior approval by regulatory authorities. For life insurance companies domiciled in the U.S., that limitation generally equals, depending on the state of domicile, either ten percent of an insurer's statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding net realized capital gains and losses, of the preceding year. The payment of dividends to a parent company from a life insurance subsidiary is generally further limited to the amount of unassigned funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 16 - Statutory Financial Information - Continued
Based on the restrictions under current law, approximately $861 million is available, without prior approval by regulatory authorities, during 2022 for the payment of dividends to Unum Group from its traditional U.S. life insurance subsidiaries. The ability of our captive insurers to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind.

We also have the ability to receive dividends from our foreign subsidiaries, primarily in the U.K., for which the payment may be subject to applicable insurance company regulations and capital guidance. Approximately £130 million is considered distributable from Unum Limited during 2022, subject to local solvency standards and regulatory approval.

Deposits

At December 31, 2021 and 2020, our U.S. life insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $117.7 million and $135.5 million, respectively, held for the protection of policyholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2021.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2021, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2021, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Unum Group

Opinion on Internal Control Over Financial Reporting

We have audited Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unum Group and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 25, 2022

ITEM 9B. OTHER INFORMATION

Annual Incentive Plan

On February 19, 2022, the human capital committee (the Committee) of the board of directors adopted a new Annual Incentive Plan (the AIP). The AIP is effective as of January 1, 2022 and will be used for the 2022 and subsequent Performance Periods (as defined below). The AIP is intended to motivate Participants (as defined below) to perform in a way that will enable the Company to reach or exceed its goals through cash incentive awards (Incentive Awards).

Employees of the Company and its subsidiaries who are designated by the Committee to participate in the AIP, including the Company’s chief executive officer and other executive officers (each, a Participant), are eligible to earn Incentive Awards based on the attainment of performance goals established for a particular calendar year (the Performance Period). The Committee, as the administrator of the AIP, has full authority to interpret the AIP and to determine the amount and terms of Incentive Awards thereunder. The Committee may delegate to the chair of the Committee or one or more officers of the Company the authority to take actions on its behalf pursuant to the AIP.

The amount of each Incentive Award for a Participant will be subject to the achievement of one or more performance goals established by the Committee, which may be different for different Participants and may include the use of corporate performance goals in conjunction with individual performance goals. Incentive Awards earned by Participants under the AIP will be paid in cash as soon as reasonably practicable after the level of attainment of the applicable performance goals has been certified by the Committee and final Incentive Award amounts have been approved by the Committee following the end of the applicable Performance Period.

The above description of the AIP does not purport to be complete and is qualified in its entirety by reference to the full text of the AIP, a copy of which is attached hereto as Exhibit 10.36 and incorporated herein by reference.

Amendments to the Amended and Restated Bylaws

Effective February 22, 2022, our board of directors adopted amendments to Unum Group’s Amended and Restated Bylaws (the Bylaws). Article II of the Bylaws was amended to conform references to meeting logistics for improved consistency (Sections 1 through 4), to clarify that presence at an adjourned meeting may occur by means of remote communications (Section 4), and to require that documents submitted to the Company under the special meeting provisions of the Bylaws be delivered in writing (Section 10). Article II, Section 6 and Article III, Section 2 of the Bylaws were amended to require advance notice to the company from stockholders proposing to bring business or director nominations before an annual meeting of certain additional information and to require that this information be updated before the meeting, if necessary. Article VIII, Section 9 of the Bylaws was amended to allow, to the extent permitted by law, insurance coverage for the professional liability of the company’s directors, officers, and employees to be provided by a licensed insurance company owned by the Company. The above description of the amendments to the Bylaws is qualified in its entirety by reference to the full text of the Bylaws, as amended, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors," sub-captions "Director Nominees" and "Summary of Director Qualifications and Experience", in our definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Board and Committee Governance", sub-caption "Codes of Conduct and Ethics", in our definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Board and Committee Governance", sub-caption "Committees of the Board", in our definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the procedures by which our shareholders may recommend nominees to our board of directors is included under the caption "Corporate Governance", sub-caption "Process for Selecting and Nominating Directors", in our definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation and compensation committee matters is included under the caption "Information About the Board of Directors", sub-caption "Director Compensation", under the caption "Board and Committee Governance", sub-caption "Compensation Committee Interlocks and Insider Participation" and sub-captions "The Board's Role in Risk Oversight" and "Compensation Risk", and under the captions "Compensation Discussion and Analysis", "Compensation Committee Report", "Compensation Tables", "Post-Employment Compensation" and "CEO Pay Ratio" in our definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions "Ownership of Company Securities", including sub-caption "Security Ownership of Certain Shareholders", in our definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to equity compensation plan information is included under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to director independence and transactions with related persons is included under the caption "Information About the Board of Directors", sub-caption "Director Independence", and under the caption "Board and Committee Governance", sub-caption "Related Party Transactions and Policy", in our definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2021 and 2020 and our audit committee's pre-approval policies and procedures are included under the caption "Items to Be Voted On", sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services", in our definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
as of December 31, 2021
Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount shown on the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$460.1	$580.1	$580.1
States, Municipalities, and Political Subdivisions	4,150.2	4,727.5	4,727.5
Foreign Governments	952.0	1,146.6	1,146.6
Public Utilities	5,266.4	6,416.0	6,416.0
Mortgage/Asset-Backed Securities	587.9	638.3	638.3
All Other Corporate Bonds	25,966.1	29,823.4	29,823.4
Redeemable Preferred Stocks	4.0	4.1	4.1
Total Fixed Maturity Securities	37,386.7	43,336.0	43,336.0

Mortgage Loans	2,568.7		2,560.4
Policy Loans	3,662.9		3,662.9
Other Long-term Investments
Derivatives	—		39.5	(2)
Perpetual Preferred Equity Securities	33.6		33.7	(3)
Private Equity Partnerships	846.7		978.6	(3)
Miscellaneous Long-term Investments	151.2		151.2
Short-term Investments	1,388.0		1,388.0

Total Investments	$46,037.8		$52,150.3

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

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2021	2020
	(in millions of dollars)
Assets
Fixed Maturity Securities - at fair value (amortized cost: $826.4; $349.5)	$820.8	$355.1
Other Long-term Investments	10.3	10.6
Short-term Investments	629.5	164.5
Investment in Subsidiaries	13,711.1	14,122.6
Deferred Income Tax	144.5	158.8
Other Assets	508.1	496.7
Total Assets	$15,824.3	$15,308.3

Liabilities and Stockholders' Equity

Liabilities
Long-term Debt	$3,442.2	$3,345.7
Pension and Postretirement Benefits	507.1	677.5
Other Liabilities	458.6	414.1
Total Liabilities	4,407.9	4,437.3

Stockholders' Equity
Common Stock	30.7	30.7
Additional Paid-in Capital	2,408.1	2,376.2
Accumulated Other Comprehensive Income	354.1	374.2
Retained Earnings	11,853.2	11,269.6
Treasury Stock	(3,229.7)	(3,179.7)
Total Stockholders' Equity	11,416.4	10,871.0

Total Liabilities and Stockholders' Equity	$15,824.3	$15,308.3

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Cash Dividends from Subsidiaries	$909.8	$974.6	$1,089.4
Non-Cash Dividends from Subsidiaries	719.6	—	—
Other Income	53.5	51.7	63.9
Total Revenue	1,682.9	1,026.3	1,153.3

Interest and Debt Expense	185.9	187.1	173.2
Cost Related to Early Retirement of Debt	67.3	—	27.3
Other Expenses	39.1	51.1	53.4
Total Expenses	292.3	238.2	253.9

Income of Parent Company Before Income Tax	1,390.6	788.1	899.4
Income Tax Benefit	(24.1)	(15.3)	(21.5)

Income of Parent Company	1,414.7	803.4	920.9
Equity in Undistributed Earnings (Loss) of Subsidiaries	(590.5)	(10.4)	179.4

Net Income	824.2	793.0	1,100.3

Other Comprehensive Income (Loss), Net of Tax	(20.1)	336.9	851.5

Comprehensive Income	$804.1	$1,129.9	$1,951.8

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2021	2020	2019
	(in millions of dollars)
Cash Provided by Operating Activities	$861.0	$964.0	$1,000.0

Cash Flows from Investing Activities
Proceeds from Sales and Maturities of Fixed Maturity Securities	245.5	138.8	16.6
Proceeds from Sales and Maturities of Other Investments	20.1	46.6	5.6
Purchase of Fixed Maturity Securities	(2.0)	(384.7)	—
Purchase of Other Investments	(0.9)	(22.0)	—
Net Sales (Purchases) of Short-term Investments	(465.0)	440.6	(309.0)
Cash Distributions to Subsidiaries	(300.9)	(965.5)	(389.0)
Net Purchases of Property and Equipment	(91.3)	(81.6)	(85.9)
Cash Used by Investing Activities	(594.5)	(827.8)	(761.7)

Cash Flows from Financing Activities
Short-term Debt Repayment	—	(400.0)	—
Issuance of Long-term Debt	588.1	494.1	841.9
Long-term Debt Repayment	(500.0)	—	(433.1)
Cost Related to Early Retirement of Debt	(62.8)	—	(25.9)
Issuance of Common Stock	3.4	4.4	6.1
Repurchase of Common Stock	(50.0)	—	(400.3)
Dividends Paid to Stockholders	(239.4)	(231.9)	(229.2)
Other, Net	(1.6)	(1.4)	(3.7)
Cash Used by Financing Activities	(262.3)	(134.8)	(244.2)

Increase (Decrease) in Cash	$4.2	$1.4	$(5.9)

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and subsidiaries.

Note 2 - Debt

Long-term debt consists of the following:

			December 31
			2021	2020
	Interest Rates	Maturities	(in millions of dollars)
Outstanding Principal
Senior Notes issued 1998	6.750 - 7.250%	2028	$335.8	$335.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2014	4.000%	2024	350.0	350.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2019	4.000%	2029	400.0	400.0
Senior Notes issued 2019	4.500%	2049	450.0	450.0
Senior Notes issued 2020	4.500%	2025	—	500.0
Senior Notes issued 2021	4.125%	2051	600.0	—
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	20.5	20.5
Junior Subordinated Debt Securities issued 1998	7.405%	2038	203.7	203.7
Junior Subordinated Debt Securities issued 2018	6.250%	2058	300.0	300.0
Less:
Unamortized Net Premium			2.3	6.0
Unamortized Debt Issuance Costs			(34.6)	(34.8)
Total Long-term Debt			$3,442.2	$3,345.7

The senior notes are callable and may be redeemed, in whole or in part, at any time. The medium-term notes are non-callable. The junior subordinated debt securities are callable under limited, specified circumstances. The aggregate contractual principal maturities are $2.0 million in 2023, $350.0 million in 2024, $275.0 million in 2025, and $2,847.5 million thereafter.

Unsecured Notes

In June 2021, we issued $600.0 million of 4.125% senior notes due 2051. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

In September 2020, our $400.0 million 5.625% senior unsecured notes matured.

In May 2020, we issued $500.0 million of 4.500% senior notes due 2025. In June 2021, we purchased and retired these senior notes, for which we incurred costs of $67.3 million and has been recorded within cost related to the early retirement of debt in the statements of income.

During 2019 we purchased and retired (i) $30.3 million aggregate principal amount of our 7.190% medium-term notes due 2028; (ii) $30.0 million aggregate principal amount of our 7.250% senior notes due 2028; and (iii) $350.0 million aggregate principal amount of our 3.000% senior notes due 2021, for which we incurred costs of $27.3 million and has been recorded within cost related to the early retirement of debt in the statements of income.

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

Interest Paid

Interest paid on long-term and short-term debt and related securities during 2021, 2020, and 2019 was $181.6 million, $176.6 million, and $168.4 million, respectively.

Credit Facilities

We have access to two separate unsecured revolving credit facilities, each with a different syndicate of lenders. One of our credit facilities is under a five-year agreement and is effective through April 2024. The terms of this agreement provide for a borrowing capacity of $500.0 million with an option to be increased up to $700.0 million. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2021, letters of credit totaling $0.4 million had been issued from this credit facility, but there were no borrowed amounts outstanding.

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

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Borrowings under the credit facilities are subject to financial covenants, negative covenants, and events of default that are customary. The two primary financial covenants include limitations based on Unum Group and subsidiaries' leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness. The credit facilities provide for borrowings at an interest rate based either on the prime rate or federal funds rate.

Facility Agreement for Contingent Issuance of Senior Notes

During November 2021, we entered into a 20-year facility agreement with a Delaware trust in connection with the sale by the trust of $400.0 million of pre-capitalized trust securities in a Rule 144A private placement. The trust invested the proceeds from the sale of the trust securities in a portfolio of principal and interest strips of U.S. Treasury securities. The facility agreement provides us the right to issue and sell to the trust, on one or more occasions, up to an aggregate principal amount outstanding at any one time of $400.0 million of our 4.046% senior notes which would be due August 15, 2041 in exchange for a corresponding amount of U.S. Treasury securities held by the trust. These senior notes will not be issued unless and until the issuance right is exercised. In return, we will pay a semi-annual facility fee to the trust at a rate of 2.225% per year on the unexercised portion of the maximum amount of senior notes that we could issue and sell to the trust and we will reimburse the trust for its expenses. We may also direct the trust to grant the right to exercise the issuance right with respect to all or a designated amount of the senior notes to one or more assignees (who are the consolidated subsidiaries of Unum Group or persons to whom we have an obligation).

The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, such as paying the facility fee or reimbursing the trust for its expenses, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving the company. We are also required to exercise the issuance right in full if our stockholders’ equity, excluding accumulated other comprehensive income, falls below $2.0 billion, subject to adjustment from time to time in certain cases, and upon certain other events described in the facility agreement.

Prior to any involuntary exercise of the issuance right, we have the right to repurchase any or all of the 4.046% senior notes then held by the trust in exchange for U.S. Treasury securities. We may redeem any outstanding 4.046% senior notes, in whole or in part, prior to their maturity. Prior to February 15, 2041, the redemption price will equal the greater of par or a make-whole redemption price. On or after February 15, 2041, any outstanding 4.046% senior notes may be redeemed at par.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)
December 31, 2021

Unum US	$1,096.2	$10,959.4	$41.5	$1,262.5
Unum International	35.4	2,765.5	131.8	171.2
Colonial Life	1,076.3	2,730.1	36.3	210.3
Closed Block	—	31,552.5	137.9	263.7
Total	$2,207.9	$48,007.5	$347.5	$1,907.7

December 31, 2020

Unum US	$1,168.7	$11,681.4	$44.0	$1,191.2
Unum International	32.0	2,794.2	123.3	175.6
Colonial Life	1,071.9	2,628.5	36.9	217.2
Closed Block	—	32,548.9	145.1	271.4
Total	$2,272.6	$49,653.0	$349.3	$1,855.4

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Unum Group and Subsidiaries

Segment	Premium Income	Net Investment Income[1]	Benefits and Change in Reserves for Future Benefits[2]	Amortization of Deferred Acquisition Costs	All Other Expenses[3]	Premiums Written[4]
	(in millions of dollars)
December 31, 2021

Unum US	$6,078.0	$721.6	$4,338.8	$319.0	$1,631.9	$4,168.9
Unum International	717.0	132.7	556.2	8.0	180.4	520.6
Colonial Life	1,690.2	172.0	910.4	259.1	364.5	1,223.3
Closed Block	995.8	1,159.0	1,793.2	—	284.0	983.0
Corporate	—	27.9	—	—	305.3	—
Total	$9,481.0	$2,213.2	$7,598.6	$586.1	$2,766.1

December 31, 2020

Unum US	$6,018.9	$720.3	$4,138.7	$341.0	$1,589.0	$4,088.6
Unum International	652.8	104.6	500.9	7.4	173.0	456.0
Colonial Life	1,712.0	155.7	906.5	257.7	369.2	1,252.4
Closed Block	994.4	1,370.3	3,426.8	—	240.2	979.3
Corporate	—	9.8	—	—	247.7	—
Total	$9,378.1	$2,360.7	$8,972.9	$606.1	$2,619.1

December 31, 2019

Unum US	$6,016.6	$739.4	$4,022.1	$344.0	$1,501.6	$4,073.9
Unum International	630.5	122.5	469.8	7.1	168.8	443.7
Colonial Life	1,685.0	148.0	865.0	258.8	368.1	1,249.6
Closed Block	1,033.5	1,404.9	2,139.3	—	232.7	1,020.8
Corporate	—	20.5	—	—	239.5	—
Total	$9,365.6	$2,435.3	$7,496.2	$609.9	$2,510.7

1 Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

2 Included in benefits and change in reserves for future benefits were the following:
•In 2021 and 2020, reserve increases of $2.1 million and $151.5 million, respectively, in the Closed Block segment related to reserve assumption updates for our long-term care product line. In 2021 and 2020, reserve increases of $25.1 million and $17.5 million, respectively, in the Closed Block segment related to reserve assumption updates for our group pension product line. In 2021, a reserve decrease of $215.0 million in the Unum US segment related to reserve assumption updates in our Unum US group long-term disability product line. Also in 2021, we increased reserves for our Closed Block individual disability product line by $6.4 million.
•In 2021 and 2020, an increase in benefits and change in reserves for future benefits of $133.1 million and $1,284.5 million, respectively, resulting from the recognition of the adjustment related to unrealized investment gains and losses previously recognized in accumulated other comprehensive income related to the Closed Block individual disability reinsurance transaction.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Unum Group and Subsidiaries

3 Includes commissions, interest and debt expense, deferral of acquisition costs, compensation expense, and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics. Also included in all other expenses were the following:
•In 2021, an impairment loss of $12.1 million was recorded in our Corporate segment for previously capitalized internal-use software that we no longer plan to utilize.
•In 2021 and 2019, costs related to early retirement of debt of $67.3 million and $27.3 million, respectively, in the Corporate segment.
•In 2021 and 2020, the amortization of the cost of reinsurance of $79.1 million and $2.6 million, respectively, and transaction costs of $6.2 million and $21.0 million, respectively, related to the Closed Block individual disability reinsurance transaction.
•In 2021 and 2020, a right-of-use asset impairment of $13.9 million and $12.7 million, respectively, related to one of our operating leases for office space that we do not plan to continue using to support general operations in the Corporate segment.
•In 2020, costs related to organizational design updates of $23.3 million in the Corporate segment.

4 Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2021

Life Insurance in Force	$1,007,562.2	$37,794.6	$920.3	$970,687.9	0.1%

Premium Income:
Life Insurance	$2,550.7	$150.2	$7.6	$2,408.1	0.3%
Accident, Health, and Other Insurance	7,192.1	202.2	83.0	7,072.9	1.2%
Total	$9,742.8	$352.4	$90.6	$9,481.0	1.0%

Year Ended December 31, 2020

Life Insurance in Force	$979,755.7	$41,550.9	$896.4	$939,101.2	0.1%

Premium Income:
Life Insurance	$2,536.8	$141.9	$8.0	$2,402.9	0.3%
Accident, Health, and Other Insurance	7,085.1	196.0	86.1	6,975.2	1.2%
Total	$9,621.9	$337.9	$94.1	$9,378.1	1.0%

Year Ended December 31, 2019

Life Insurance in Force	$990,371.0	$41,669.8	$1,018.4	$949,719.6	0.1%

Premium Income:
Life Insurance	$2,549.7	$137.2	$8.2	$2,420.7	0.3%
Accident, Health, and Other Insurance	7,026.6	190.0	108.3	6,944.9	1.6%
Total	$9,576.3	$327.2	$116.5	$9,365.6	1.2%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Year[3]	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts[1]	Deductions[2]	Balance at End of Year
	(in millions of dollars)
Year Ended December 31, 2021

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$38.8	$18.2	$—	$22.8	$34.2

Allowance for expected credit losses (deducted from reinsurance recoverable)	$11.7	$0.7	$—	$10.1	$2.3

Year Ended December 31, 2020

Real Estate reserve (deducted from other long-term investments)	$0.3	$—	$—	$0.3	$—

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$23.8	$34.2	$0.1	$19.3	$38.8

Allowance for doubtful accounts (deducted from reinsurance recoverable)	$1.8	$10.1	$—	$0.2	$11.7

Year Ended December 31, 2019

Real Estate reserve (deducted from other long-term investments)	$1.5	$—	$—	$1.2	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$9.9	$5.3	$0.1	$6.9	$8.4

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

3 In 2020, ASC 326 "Financial Instruments - Credit Losses" was adopted resulting in a beginning balance adjustment of $13.5 million to Allowance for expected credit losses (deducted from accounts and premiums receivable) and $1.8 million beginning balance for Allowance for expected credit losses (deducted from reinsurance recoverable).

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

(2.5)
Amended and Restated Reinsurance Agreement, dated March 31, 2021, by and between Provident Life and Accident Insurance Company and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.1 of Unum Group's Form 8-K filed on April 5, 2021).

(2.6)
Amended and Restated Reinsurance Agreement, dated March 31, 2021, by and between The Paul Revere Life Insurance Company and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.2 of Unum Group's Form 8-K filed on April 5, 2021).

(2.7)
Amended and Restated Reinsurance Agreement, dated March 31, 2021, by and between Unum Life Insurance Company of America and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.3 of Unum Group's Form 8-K filed on April 5, 2021).

(3.1)	Amended and Restated Certificate of Incorporation of Unum Group, effective May 24, 2018 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 25, 2018).

(3.2)	Amended and Restated Bylaws of Unum Group, as amended effective February 22, 2022.

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

(4.9)	Form of 6.250% Junior Subordinated Notes due 2058 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on May 29, 2018).

(4.10)	Form of 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on June 13, 2019).

(4.11)	Form of 4.500% Senior Notes due 2049 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on September 11, 2019).

(4.12)	Form of 4.125% Senior Notes due 2051 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on June 14, 2021).

(4.13)	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

(10.8)	Third Amendment to the Unum Group Supplemental Pension Plan, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2015). *

(10.9)	Fourth Amendment to the Unum Group Supplemental Pension Plan, effective as of January 1, 2021. (incorporated by reference to Exhibit 10.9 of Unum Group's Form 10-K filed on February 17, 2021). *

(10.10)
Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2001).

(10.11)	Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004, as amended (incorporated by reference to Exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.12)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 3, 2005).

(10.13)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of our Form 8‑K filed on October 3, 2005).

(10.14)	Unum Group Stock Incentive Plan of 2007, as amended (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.15)	Severance Pay Plan for Executive Vice Presidents (EVPs) (incorporated by reference to Exhibit 10.15 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2019). *

(10.16)	Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on April 12, 2012). *

(10.17)	Unum Group Non-Qualified Defined Contribution Retirement Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.31 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.18)
First Amendment to Unum Group Non-Qualified Defined Contribution Retirement Plan, effective as of January 1, 2019. (incorporated by reference to exhibit 10.19 of Unum Group's Form 10-K filed on February 17, 2021). *

(10.19)
Second Amendment to Unum Group Non-Qualified Defined Contribution Retirement Plan, effective as of January 1, 2020 (incorporated by reference to Exhibit 10.20 to Unum Group's Form 10-K filed on February 17, 2021). *

(10.20)
Amended and Restated Credit Agreement, dated as of April 29, 2019, among Unum Group, as Borrower, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, Fronting Bank and Swingline Lender (incorporated by reference to Exhibit 10.1 of our form 10-Q filed on July 31, 2019).

(10.21)	Letter Agreement with Richard P. McKenney, dated January 30, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on February 3, 2015). *

(10.22)	Severance Agreement between Unum Group and Richard P. McKenney, dated effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on February 3, 2015). *

(10.23)
Amended and Restated Aircraft Time-Sharing Agreement between Unum Group and Richard P. McKenney, dated as of August 9, 2019. (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on October 30, 2019).

(10.24)	Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit A of Unum Group's definitive proxy statement on Schedule 14A filed on April 13, 2017). *

(10.25)
Form of Restricted Stock Unit Agreement with Non-Employee Director for awards under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on May 25, 2017). *

(10.26)
Form of Restricted Stock Unit Agreement with Employee in U.S. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.37 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2018). *

(10.27)
Form of Restricted Stock Unit Agreement with Employee in U.K. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.38 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2018). *

(10.28)
Form of Performance Share Unit Agreement with Employee in U.S. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.39 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2018). *

(10.29)
Form of Performance Share Unit Agreement with Employee in U.K. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.40 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2018). *

(10.30)
Form of Restricted Stock Unit Agreement with Employee in U.S. for awards in 2020 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.37 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2019). *

(10.31)
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

(10.35)	Annual Incentive Plan of Unum Group, as amended and restated effective January 1, 2020 (incorporated by reference to Exhibit 10.40 of Unum Group's Form 10-K filed on February 17, 2021). *

(10.36)	Annual Incentive Plan of Unum Group, effective January 1, 2022. *

(10.37)	Unum Group 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Unum Group’s Form 8-K filed on June 2, 2020). *

(10.38)	Form of Success Incentive Plan Cash Success Unit and Stock Success Unit Agreement with Employee in U.S. (incorporated by reference to Exhibit 10.1 of Unum Group's Form 8-K filed on August 26, 2020). *

(10.39)	Form of Success Incentive Plan Cash Success Unit and Stock Success Unit Agreement with Employee in U.K. (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on August 26, 2020). *

(10.40)
Form of Restricted Stock Unit Agreement with Executive in U.S. for awards in 2021 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.44 of Unum Group's Form 10-K filed on February 17, 2021). *

(10.41)
Form of Restricted Stock Unit Agreement with Executive in U.K. for awards in 2021 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.45 of Unum Group's Form 10-K filed on February 17, 2021). *

(10.42)	Form of Cash Incentive Unit Agreement (for employee in the U.S.) (incorporated by reference to Exhibit 10.1 of Unum Group's Form 8-K filed on March 2, 2021). *

(10.43)	Form of Cash Incentive Unit Agreement (for employee in the U.K.) (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on March 2, 2021). *

(10.44)	Form of Restricted Stock Unit Agreement with Executive in U.S. for awards in 2022. *

(10.45)	Form of Restricted Stock Unit Agreement with Executive in U.K. for awards in 2022. *

(10.46)	Form of Cash Incentive Unit Agreement (for employee in the U.S.) for awards in 2022. *

(10.47)	Form of Cash Incentive Unit Agreement (for employee in the U.K.) for awards in 2022. *

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

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

Unum Group
(Registrant)
By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date:	February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard P. McKenney	President and Chief Executive Officer	February 25, 2022
Richard P. McKenney	and a Director (principal executive officer)

/s/ Steven A. Zabel	Executive Vice President, Chief Financial Officer	February 25, 2022
Steven A. Zabel	(principal financial officer)

/s/ Cherie A. Pashley	Senior Vice President, Chief Accounting Officer	February 25, 2022
Cherie A. Pashley	(principal accounting officer)

Name	Title	Date

*	Director	February 25, 2022
Theodore H. Bunting, Jr.

*	Director	February 25, 2022
Susan L. Cross

*	Director	February 25, 2022
Susan D. DeVore

*	Director	February 25, 2022
Joseph J. Echevarria

*	Director	February 25, 2022
Cynthia L. Egan

*	Director	February 25, 2022
Kevin T. Kabat

*	Director	February 25, 2022
Timothy F. Keaney

*	Director	February 25, 2022
Gloria C. Larson

*	Director	February 25, 2022
Ronald P. O'Hanley

*	Director	February 25, 2022
Francis J. Shammo

* By: /s/ J. Paul Jullienne		February 25, 2022
J. Paul Jullienne
Attorney-in-Fact