Form 10-Q
period 2022-03-31
Unum Group
filed 2022-05-06
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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

201,094,534 shares of the registrant's common stock were outstanding as of May 4, 2022.

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

Cautionary Statement Regarding Forward-Looking Statements - Continued

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•The impact of COVID-19 on our business, financial position, results of operations, liquidity and capital resources, and overall business operations.
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
•Our ability to meet environment, social, and governance standards and expectations of investors, regulators, customers, and other stakeholders.

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	March 31	December 31
	2022	2021
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $37,669.7; $37,386.7; allowance for credit losses of $4.1; $—)	$39,946.0	$43,336.0
Mortgage Loans (net of allowance for credit losses of $7.9; $8.3)	2,529.5	2,560.4
Policy Loans	3,573.5	3,662.9
Other Long-term Investments	1,280.4	1,203.0
Short-term Investments	1,295.5	1,388.0
Total Investments	48,624.9	52,150.3

Other Assets
Cash and Bank Deposits	106.6	75.0
Accounts and Premiums Receivable (net of allowance for credit losses of $35.0; $34.2)	1,571.6	1,519.9
Reinsurance Recoverable (net of allowance for credit losses of $2.3; $2.3)	10,640.3	10,919.3
Accrued Investment Income	658.5	602.7
Deferred Acquisition Costs	2,229.2	2,207.9
Goodwill	350.8	352.2
Property and Equipment	454.9	462.7
Other Assets	1,834.9	1,825.6

Total Assets	$66,471.7	$70,115.6

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2022	2021
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,874.2	$1,907.7
Reserves for Future Policy and Contract Benefits	45,258.0	48,007.5
Unearned Premiums	431.9	347.5
Other Policyholders’ Funds	1,816.9	1,790.9
Income Tax Payable	227.2	159.1
Deferred Income Tax	202.8	458.4
Long-term Debt	3,442.9	3,442.2
Other Liabilities	2,594.7	2,585.9

Total Liabilities	55,848.6	58,699.2

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 308,030,461 and 307,334,853 shares	30.8	30.7
Additional Paid-in Capital	2,395.8	2,408.1
Accumulated Other Comprehensive Income (Loss)	(580.1)	354.1
Retained Earnings	12,043.8	11,853.2
Treasury Stock - at cost: 106,163,793 and 104,820,670 shares	(3,267.2)	(3,229.7)

Total Stockholders' Equity	10,623.1	11,416.4

Total Liabilities and Stockholders' Equity	$66,471.7	$70,115.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2022	2021
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,403.3	$2,378.3
Net Investment Income	527.2	548.7
Net Investment Gain (Loss)	(13.8)	84.6
Other Income	65.8	60.4
Total Revenue	2,982.5	3,072.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,843.9	2,051.2
Commissions	273.2	259.9
Interest and Debt Expense	46.9	44.4
Deferral of Acquisition Costs	(141.8)	(130.6)
Amortization of Deferred Acquisition Costs	156.1	166.4
Compensation Expense	248.3	236.9
Other Expenses	243.8	245.0
Total Benefits and Expenses	2,670.4	2,873.2

Income Before Income Tax	312.1	198.8

Income Tax Expense (Benefit)
Current	83.3	67.5
Deferred	(24.7)	(21.7)
Total Income Tax Expense	58.6	45.8

Net Income	$253.5	$153.0

Net Income Per Common Share
Basic	$1.25	$0.75
Assuming Dilution	$1.25	$0.75

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2022	2021
	(in millions of dollars)
Net Income	$253.5	$153.0

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax benefit of $775.1; $434.2)	(2,893.8)	(1,646.0)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense of $536.9; $331.8)	1,997.7	1,256.5
Change in Net Gain on Hedges (net of tax benefit of $2.9; $5.4)	(10.4)	(20.7)
Change in Foreign Currency Translation Adjustment (net of tax expense of $0.8; $1.8)	(31.9)	7.3
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $0.9; $1.2)	4.2	3.8
Total Other Comprehensive Loss	(934.2)	(399.1)

Comprehensive Loss	$(680.7)	$(246.1)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2022	2021
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$30.7	$30.7
Common Stock Activity	0.1	—
Balance at End of Period	30.8	30.7

Additional Paid-in Capital
Balance at Beginning of Year	2,408.1	2,376.2
Repurchase of Common Stock	(12.5)	—
Other Common Stock Activity	0.2	4.6
Balance at End of Period	2,395.8	2,380.8

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	354.1	374.2
Other Comprehensive Loss	(934.2)	(399.1)
Balance at End of Period	(580.1)	(24.9)

Retained Earnings
Balance at Beginning of Year	11,853.2	11,269.6
Net Income	253.5	153.0
Dividends to Stockholders (per common share: $0.300; $0.285)	(62.9)	(59.4)
Balance at End of Period	12,043.8	11,363.2

Treasury Stock
Balance at Beginning of Year	(3,229.7)	(3,179.7)
Repurchase of Common Stock	(37.5)	—
Balance at End of Period	(3,267.2)	(3,179.7)

Total Stockholders' Equity at End of Period	$10,623.1	$10,570.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2022	2021
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$253.5	$153.0
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Change in Receivables	239.2	4.5
Change in Deferred Acquisition Costs	14.3	35.8
Change in Insurance Reserves and Liabilities	(38.3)	259.3
Change in Income Taxes	58.3	44.9
Change in Other Accrued Liabilities	(127.1)	(72.4)
Non-cash Components of Net Investment Income	(111.3)	(108.0)
Net Investment (Gain) Loss	13.8	(84.6)
Depreciation	30.0	29.3
Cash Related to Reinsurance Transaction	—	(456.8)
Amortization of the Cost of Reinsurance	16.7	20.0
Other, Net	(23.3)	(18.8)
Net Cash Provided (Used) by Operating Activities	325.8	(193.8)

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	171.9	157.4
Proceeds from Maturities of Fixed Maturity Securities	427.1	856.3
Proceeds from Sales and Maturities of Other Investments	102.0	68.2
Purchases of Fixed Maturity Securities	(931.9)	(1,185.0)
Purchases of Other Investments	(128.6)	(62.5)
Net Sales and Maturities of Short-term Investments	190.2	769.0
Net Increase (Decrease) in Payables for Collateral on Investments	(1.3)	16.1
Net Purchases of Property and Equipment	(21.8)	(30.9)
Net Cash Provided (Used) by Investing Activities	(192.4)	588.6

Cash Flows from Financing Activities
Issuance of Common Stock	0.6	0.8
Repurchase of Common Stock	(50.0)	—
Dividends Paid to Stockholders	(62.0)	(58.4)
Proceeds from Policyholder Account Deposits	31.2	33.9
Payments for Policyholder Account Withdrawals	(21.6)	(24.2)
Cash Received Related to Active Life Volatility Cover Agreement	—	17.9
Net Cash Used by Financing Activities	(101.8)	(30.0)

Net Increase in Cash and Bank Deposits	31.6	364.8

Cash and Bank Deposits at Beginning of Year	75.0	197.0

Cash and Bank Deposits at End of Period	$106.6	$561.8

Certain prior year amounts were reclassified to conform to current year presentation. See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2022
Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2021.

In 2021, we changed the presentation of policyholder account deposits and withdrawals related to our universal life products to present the activity on a gross basis within the financing activities section of the Consolidated Statements of Cash Flows. As a result of this change, we determined that certain historical adjustments related to the cost of insurance, policy administration expenses and surrender charges for these products were incorrectly presented as a component of net cash used by financing activities rather than as a component of net cash provided by operating activities. We determined that the impact of the error to the previously issued Consolidated Statements of Cash Flows was not material and we have corrected the error. The impact of this correction for the three months ended March 31, 2021 was a decrease to the change in insurance reserves and liabilities within net cash used by operating activities of $31.8 million, with a corresponding decrease to net cash used by financing activities. Within net cash used by financing activities, the other, net line item was adjusted as a result of the error correction to separately present proceeds from policyholder account deposits and payments for policyholder account withdrawals. The error had no impact on our financial position or our results of operations.

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

Note 2 - Accounting Developments

Accounting Updates Adopted in 2022:

Standard	Description	Date of Adoption	Effect on Financial Statements

Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
	The amendments in this update simplified the accounting for convertible instruments by removing certain separation models in the guidance related to convertible instruments and expanded related disclosure requirements. The amendments also revised the requirements for a contract or embedded derivative that is potentially settled in an entity's own stock to be classified as equity and also amended certain guidance related to the computations of earnings per share for convertible instruments and contracts in an entity's own stock. This guidance was applied in the period of adoption.	January 1, 2022	The adoption of this update did not have an effect on our financial position or results of operations, and did not expand our disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 2 - Accounting Developments - Continued
Accounting Updates Outstanding:

Standard	Description	Date of Adoption	Effect on Financial Statements

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related amendments	The amendments in this update provide optional guidance, for a limited period of time, to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The guidance allows for various practical expedients and exceptions when applying GAAP to contracts, hedging relationships, and other transactions affected either by discontinued rates as a direct result of reference rate reform or a market-wide change in interest rates used for discounting, margining or contract price alignment, if certain criteria are met. Specifically, the guidance provides certain practical expedients for contract modifications, fair value hedges, and cash flow hedges, and also provides certain exceptions related to changes in the critical terms of a hedging relationship. The guidance also allows for a one-time election to sell or transfer debt securities that were both classified as held-to-maturity prior to January 1, 2020 and reference a rate affected by the reform.	Adoption is permitted as of the beginning of the interim period that includes March 12, 2020 (the issuance date of the update), or any date thereafter, through December 31, 2022, at which point the guidance will sunset.	We do not anticipate needing to adopt this guidance, but we will continue to monitor our contracts and hedging relationships throughout the adoption period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 2 - Accounting Developments - Continued

Standard	Description	Date of Adoption	Effect on Financial Statements
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments	This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income. These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. The update also requires that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in other comprehensive income. This update also simplifies the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations but are no longer subject to an impairment test. Significant additional disclosures will also be required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. The application of this guidance will vary based upon the specific requirements of the update but will generally result in either a modified retrospective or full retrospective approach with changes applied as of the beginning of the earliest period presented. Early adoption is permitted.	January 1, 2023	We will adopt this update effective January 1, 2023 using the modified retrospective approach with changes applied as of the beginning of the earliest period presented or January 1, 2021, also referred to as the transition date. We are continuing to evaluate the effects of implementing this update. We expect that the most significant impact at the transition date will be the requirement to update the discount rate assumption to reflect an upper-medium grade fixed-income instrument, which will be generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities and will result in a decrease to accumulated other comprehensive income within our total stockholders’ equity balance of approximately $6.5 billion to $7 billion. After the transition date, we will be required to update the discount rate each subsequent reporting period with changes recorded in other comprehensive income (OCI) and expect that this could have a material impact on OCI. We also expect that the adoption will have a material impact on our results of operations and will significantly expand our disclosures. We do not have products with market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 2 - Accounting Developments - Continued

Standard	Description	Date of Adoption	Effect on Financial Statements
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The amendments in this update eliminate the troubled debt restructuring recognition and measurement guidance and instead require that an entity evaluate whether the modification represents a new loan or the continuation of an existing loan. The amendments also enhance the disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, the amendments in this update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments in this update should be applied prospectively, except for the transition method related to the recognition and measurement of troubled debt restructurings, for which an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.	January 1, 2023	We do not anticipate that the adoption of this update will have an effect on our financial position or results of operations but will expand our disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 3 - Fair Values of Financial Instruments - Continued
pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether it is a bid or market quote. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2022, we have applied valuation approaches and techniques on a consistent basis to similar assets and liabilities and consistent with those approaches and techniques used at year end 2021.

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
March 31, 2022
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
Unum Group and Subsidiaries
March 31, 2022
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 3 - Fair Values of Financial Instruments - Continued
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

At March 31, 2022, approximately 20.7 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 79.3 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•63.0 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•15.1 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•1.2 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since the Company has collateralization agreements in place with each counterparty which limit the Company’s exposure, any credit risk is immaterial. Therefore, the Company determined that no adjustments for credit risk were required as of March 31, 2022 or December 31, 2021.

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
March 31, 2022
Note 3 - Fair Values of Financial Instruments - Continued
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		March 31, 2022
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$255.1	Not redeemable	$127.4
		36.5	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	11.3
Total Private Credit		291.6		138.7

Private Equity	(b)	402.6	Not redeemable	277.1
		21.8	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	45.9
Total Private Equity		424.4		323.0

Real Assets	(c)	271.0	Not redeemable	299.0
		58.9	Quarterly / 90 days notice	—
Total Real Assets		329.9		299.0

Total Partnerships		$1,045.9		$760.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 3 - Fair Values of Financial Instruments - Continued

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
March 31, 2022
Note 3 - Fair Values of Financial Instruments - Continued
(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of March 31, 2022, the estimated remaining life of the investments that do not allow for redemptions is approximately 36 percent in the next 3 years, 52 percent during the period from 3 to 5 years, 10 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of March 31, 2022, the estimated remaining life of the investments that do not allow for redemptions is approximately 33 percent in the next 3 years, 16 percent during the period from 3 to 5 years, 49 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of March 31, 2022, the estimated remaining life of the investments that do not allow for redemptions is approximately 9 percent in the next 3 years, 47 percent during period from 3 to 5 years, 39 percent during the period from 5 to 10 years, and 5 percent during the period from 10 to 15 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 3 - Fair Values of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	March 31, 2022
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$93.1	$444.2	$—	$—	$537.3
States, Municipalities, and Political Subdivisions	10.5	4,296.8	—	—	4,307.3
Foreign Governments	—	1,044.3	20.4	—	1,064.7
Public Utilities	530.1	5,304.8	13.7	—	5,848.6
Mortgage/Asset-Backed Securities	—	509.3	49.8	—	559.1
All Other Corporate Bonds	7,637.8	19,906.7	80.7	—	27,625.2
Redeemable Preferred Stocks	—	3.8	—	—	3.8
Total Fixed Maturity Securities	8,271.5	31,509.9	164.6	—	39,946.0

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	47.3	—	—	47.3
Total Derivatives	—	47.3	—	—	47.3
Perpetual Preferred and Equity Securities	—	27.5	10.5	—	38.0
Private Equity Partnerships	—	—	—	1,045.9	1,045.9
Total Other Long-term Investments	—	74.8	10.5	1,045.9	1,131.2
Total Financial Instrument Assets Carried at Fair Value	$8,271.5	$31,584.7	$175.1	$1,045.9	$41,077.2

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$1.0	$—	$—	$1.0
Foreign Exchange Contracts	—	34.4	—	—	34.4
Embedded Derivative in Modified Coinsurance Arrangement	—	—	33.5	—	33.5
Total Derivatives	—	35.4	33.5	—	68.9
Total Financial Instrument Liabilities Carried at Fair Value	$—	$35.4	$33.5	$—	$68.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2021
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$580.1	$—	$—	$580.1
States, Municipalities, and Political Subdivisions	—	4,714.1	13.4	—	4,727.5
Foreign Governments	—	1,125.8	20.8	—	1,146.6
Public Utilities	230.8	6,140.7	44.5	—	6,416.0
Mortgage/Asset-Backed Securities	—	451.1	187.2	—	638.3
All Other Corporate Bonds	3,288.7	25,673.2	861.5	—	29,823.4
Redeemable Preferred Stocks	—	4.1	—	—	4.1
Total Fixed Maturity Securities	3,519.5	38,689.1	1,127.4	—	43,336.0

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	39.5	—	—	39.5
Total Derivatives	—	39.5	—	—	39.5
Perpetual Preferred and Equity Securities		27.9	5.8	—	33.7
Private Equity Partnerships	—	—	—	978.6	978.6
Total Other Long-term Investments	—	67.4	5.8	978.6	1,051.8
Total Financial Instrument Assets Carried at Fair Value	$3,519.5	$38,756.5	$1,133.2	$978.6	$44,387.8

Liabilities
Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$35.0	$—	$—	$35.0
Embedded Derivative in Modified Coinsurance Arrangement	—	—	30.1	—	30.1
Total Derivatives	—	35.0	30.1	—	65.1
Total Financial Instrument Liabilities Carried at Fair Value	$—	$35.0	$30.1	$—	$65.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 3 - Fair Values of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2022
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI(1)	Purchases	Sales	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$13.4	$—	$—	$—	$—	$—	$(13.4)	$—	$—	$—
Foreign Governments	20.8	—	(0.4)	—	—	—	—	20.4	(0.4)	—
Public Utilities	44.5	(4.1)	2.2	—	—	15.6	(44.5)	13.7	2.2	—
Mortgage/Asset-Backed Securities	187.2	—	(9.2)	7.3	—	—	(135.5)	49.8	(9.2)	—
All Other Corporate Bonds	861.5	—	(5.7)	2.6	—	13.2	(790.9)	80.7	(5.7)	—
Total Fixed Maturity Securities	1,127.4	(4.1)	(13.1)	9.9	—	28.8	(984.3)	164.6	(13.1)	—

Perpetual Preferred and Equity Securities	5.8	2.8	—	1.9	—	—	—	10.5	—	2.8
Embedded Derivative in Modified Coinsurance Arrangement	(30.1)	(3.4)	—	—	—	—	—	(33.5)	—	(3.4)
(1) Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 3 - Fair Values of Financial Instruments - Continued

	Three Months Ended March 31, 2021
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$15.5	$—	$—	$—	$—	$—	$(15.5)	$—	$—	$—
Foreign Governments	21.8	—	(0.1)	—	—	—	—	21.7	(0.1)	—
Public Utilities	185.7	—	(4.6)	—	—	36.0	(113.7)	103.4	(4.6)	—
Mortgage/Asset-Backed Securities	81.3	—	(34.5)	—	(32.6)	86.1	(23.1)	77.2	(34.5)	—
All Other Corporate Bonds	943.1	—	(13.8)	—	—	—	(430.1)	499.2	(13.8)	—
Total Fixed Maturity Securities	1,247.4	—	(53.0)	—	(32.6)	122.1	(582.4)	701.5	(53.0)	—

Perpetual Preferred and Equity Securities	4.7	—	—	—	—	0.5	—	5.2	—	—
Embedded Derivative in Modified Coinsurance Arrangement	(39.8)	16.9	—	—	—	—	—	(22.9)	—	16.9

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
March 31, 2022
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

	March 31, 2022
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$13.7	Discounted Cash Flows	Projected Liability Cash Flows	(a)	Investment Analyst Assumptions
All Other Corporate Bonds - Private	17.4	Market Approach	Volatility of Credit Market Convention	(c) (d)	5.61% - 5.61% / 5.61% Priced at Par Value
Perpetual Preferred and Equity Securities	10.5	Market Approach	Market Convention	(d)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(33.5)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(e)	Actuarial Assumptions 0.8%

	December 31, 2021
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$111.8	Market Approach	Lack of Marketability Volatility of Credit	(b) (c)	0.14% - 0.73% / 0.51% 6.30% - 6.30% / 6.30%
Perpetual Preferred and Equity Securities	5.8	Market Approach	Market Convention	(d)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(30.1)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(e)	Actuarial Assumptions 0.7%

(a)Represents a decision to price based on discounted expected future cash flows
(b)Represents basis point adjustments to apply a discount due to the illiquidity of an investment
(c)Represents basis point adjustments for credit-specific factors
(d)Represents a decision to price based on par value, cost, owner's equity, or the price of the most recent capital funding round when limited data is available
(e)Represents various actuarial assumptions required to derive the liability cash flows. Fair value of embedded derivative is most often driven by the change in the weighted average credit spread to the swap curve for the assets backing the hypothetical loan

Other than market convention, the impact of isolated decreases in unobservable inputs will result in a higher estimated fair value, where as isolated increases in unobservable inputs will result in a lower estimated fair value. The unobservable input for market convention is not sensitive to input movements. The projected liability cash flows used in the fair value measurement of our Level 3 embedded derivative are based on expected claim payments. If claim payments increase, the projected liability cash flows will increase, resulting in a decrease in the fair value of the embedded derivative. Decreases in projected liability cash flows will result in an increase in the fair value of the embedded derivative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,283.0 million and $3,373.7 million as of March 31, 2022 and December 31, 2021, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
March 31, 2022
Note 3 - Fair Values of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	March 31, 2022
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,517.7	$—	$2,517.7	$2,529.5
Policy Loans	—	—	3,680.8	3,680.8	3,573.5
Other Long-term Investments
Miscellaneous Long-term Investments	—	23.3	7.5	30.8	30.8
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,541.0	$3,688.3	$6,229.3	$6,133.8

Liabilities
Long-term Debt	$3,036.2	$499.9	$—	$3,536.1	$3,442.9
Payable for Collateral on FHLB Funding Agreements	—	178.2	—	178.2	178.2
Other Liabilities
Unfunded Commitments	—	0.7	—	0.7	0.7
Total Financial Instrument Liabilities Not Carried at Fair Value	$3,036.2	$678.8	$—	$3,715.0	$3,621.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2021
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,677.8	$—	$2,677.8	$2,560.4
Policy Loans	—	—	3,807.1	3,807.1	3,662.9
Other Long-term Investments
Miscellaneous Long-term Investments	—	22.1	9.5	31.6	31.6
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,699.9	$3,816.6	$6,516.5	$6,254.9

Liabilities
Long-term Debt	$2,237.3	$1,641.8	$—	$3,879.1	$3,442.2
Payables for Collateral on FHLB Funding Agreements	—	160.9	—	160.9	160.9
Other Liabilities
Unfunded Commitments	—	0.7	—	0.7	0.7
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,237.3	$1,803.4	$—	$4,040.7	$3,603.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 4 - Investments
Fixed Maturity Securities

At March 31, 2022 and December 31, 2021, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	March 31, 2022
	Amortized Cost	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$461.8	$—	$77.0	$1.5	$537.3
States, Municipalities, and Political Subdivisions	4,223.4	—	307.3	223.4	4,307.3
Foreign Governments	933.7	—	179.2	48.2	1,064.7
Public Utilities	5,235.7	4.1	687.4	70.4	5,848.6
Mortgage/Asset-Backed Securities	536.4	—	23.4	0.7	559.1
All Other Corporate Bonds	26,274.7	—	1,931.0	580.5	27,625.2
Redeemable Preferred Stocks	4.0	—	—	0.2	3.8
Total Fixed Maturity Securities	$37,669.7	$4.1	$3,205.3	$924.9	$39,946.0

	December 31, 2021
	Amortized Cost	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$460.1	$—	$120.1	$0.1	$580.1
States, Municipalities, and Political Subdivisions	4,150.2	—	584.2	6.9	4,727.5
Foreign Governments	952.0	—	215.3	20.7	1,146.6
Public Utilities	5,266.4	—	1,159.4	9.8	6,416.0
Mortgage/Asset-Backed Securities	587.9	—	50.4	—	638.3
All Other Corporate Bonds	25,966.1	—	3,919.9	62.6	29,823.4
Redeemable Preferred Stocks	4.0	—	0.1	—	4.1
Total Fixed Maturity Securities	$37,386.7	$—	$6,049.4	$100.1	$43,336.0

(1) Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2022
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$24.4	$1.4	$1.9	$0.1
States, Municipalities, and Political Subdivisions	1,958.7	223.2	1.2	0.2
Foreign Governments	196.6	39.2	35.1	9.0
Public Utilities	826.3	59.2	59.2	11.2
Mortgage/Asset-Backed Securities	102.6	0.7	0.1	—
All Other Corporate Bonds	7,072.4	516.8	416.1	63.7
Redeemable Preferred Stocks	3.8	0.2	—	—
Total Fixed Maturity Securities	$10,184.8	$840.7	$513.6	$84.2

	December 31, 2021
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$9.3	$0.1	$—	$—
States, Municipalities, and Political Subdivisions	326.4	6.9	0.4	—
Foreign Governments	234.4	18.9	10.7	1.8
Public Utilities	263.3	9.1	17.6	0.7
Mortgage/Asset-Backed Securities	29.2	—	0.1	—
All Other Corporate Bonds	2,146.3	51.6	199.4	11.0
Total Fixed Maturity Securities	$3,008.9	$86.6	$228.2	$13.5

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	March 31, 2022
	Amortized Cost, Net of ACL	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$894.4	$16.3	$880.1	$0.3	$30.3
Over 1 year through 5 years	6,651.9	253.2	6,063.1	14.3	827.7
Over 5 years through 10 years	10,860.0	864.3	7,695.0	239.3	3,790.0
Over 10 years	18,722.9	2,048.1	14,153.0	670.3	5,947.7
	37,129.2	3,181.9	28,791.2	924.2	10,595.7
Mortgage/Asset-Backed Securities	536.4	23.4	456.4	0.7	102.7
Total Fixed Maturity Securities	$37,665.6	$3,205.3	$29,247.6	$924.9	$10,698.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 4 - Investments - Continued

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

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of March 31, 2022:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$37,423.1	$3,132.0	$878.9	95.0%
Below-Investment-Grade	2,522.9	73.3	46.0	5.0
Total Fixed Maturity Securities	$39,946.0	$3,205.3	$924.9	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At March 31, 2022, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

As of March 31, 2022, we held 563 individual investment-grade fixed maturity securities and 77 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 48 investment-grade fixed maturity securities and 8 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
March 31, 2022
Note 4 - Investments - Continued
•Rating agency and governmental actions
•Bid and offering prices and the level of trading activity
•Adverse changes in estimated cash flows for securitized investments
•Changes in fair value subsequent to the balance sheet date
•Any other key measures for the related security

While determining whether a credit loss exists is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of problem investments and the recording of credit losses on a timely basis for investments determined to have a credit loss. As of March 31, 2022, we determined that a credit loss had occurred for securities we own related to one issuer, which are classified as "public utilities" in the preceding tables. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of our estimated value. For these securities, we recorded an allowance for credit losses totaling $4.1 million based on the present value of our best estimate of cash flows to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. When estimating future cash flows, we analyze the strength of the issuer’s balance sheet, its debt obligations and near-term funding arrangements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets.

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as "public utilities" at March 31, 2022 and "all other corporate bonds" at March 31, 2021:

	Three Months Ended March 31
	2022	2021
	(in millions of dollars)
Balance, beginning of period	$—	$6.8
Credit losses on securities for which credit losses were not previously recorded	4.1	—
Change in allowance on securities with allowance recorded in previous period	—	0.5
Balance, end of period	$4.1	$7.3

At March 31, 2022, we had commitments of $44.0 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of March 31, 2022, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,053.1 million, comprised of $7.2 million of tax credit partnerships and $1,045.9 million of private equity partnerships. At December 31, 2021, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $987.9 million, comprised of $9.3 million of tax credit partnerships and $978.6 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 4 - Investments - Continued
The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended March 31
	2022	2021
	(in millions of dollars)
Income Tax Credits	$2.1	$5.4
Amortization, Net of Tax	(1.5)	(3.7)
Income Tax Benefit	$0.6	$1.7

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $0.7 million of unfunded unconditional commitments at March 31, 2022. See Note 3 for commitments to fund private equity partnerships.

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

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,537.4 million and $2,568.7 million at March 31, 2022 and December 31, 2021, respectively. The allowance for expected credit losses was $7.9 million and $8.3 million at March 31, 2022 and December 31, 2021, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $8.0 million and $8.1 million at March 31, 2022 and December 31, 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	March 31, 2022		December 31, 2021
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$715.6	28.3%	$780.0	30.5%
Industrial	746.7	29.5	734.4	28.7
Office	491.4	19.4	467.2	18.2
Retail	530.6	21.0	533.3	20.8
Other	45.2	1.8	45.5	1.8
Total	$2,529.5	100.0%	$2,560.4	100.0%

Region
New England	$54.3	2.1%	$54.9	2.1%
Mid-Atlantic	194.2	7.7	214.7	8.4
East North Central	314.9	12.4	298.4	11.7
West North Central	186.5	7.4	193.1	7.5
South Atlantic	585.3	23.2	582.1	22.7
East South Central	119.6	4.7	120.7	4.7
West South Central	226.5	9.0	243.2	9.6
Mountain	288.8	11.4	290.6	11.3
Pacific	559.4	22.1	562.7	22.0
Total	$2,529.5	100.0%	$2,560.4	100.0%

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

We evaluate each of our mortgage loans individually for impairment and assign an internal quality rating based on a comprehensive rating system used to evaluate the risk of the loan. The factors we use to derive our internal quality ratings may include the following:

•Loan-to-value ratio based on internal appraisal of property
•Debt service coverage ratio based on current operating income
•Property location, including regional economics, trends and demographics
•Age, condition, and construction quality of property
•Current and historical occupancy of property
•Lease terms relative to market
•Tenant size and financial strength
•Borrower's financial strength
•Borrower's equity in transaction
•Additional collateral, if any

Although all available and applicable factors are considered in our analysis, loan-to-value and debt service coverage ratios are the most critical factors in determining whether we will initially issue the loan and also in assigning values and determining impairment. We assign an overall rating to each loan using an internal rating scale of AA (highest quality) to B (lowest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 4 - Investments - Continued
quality). We review and adjust, as needed, our internal quality ratings on an annual basis. This review process is performed more frequently for mortgage loans deemed to have a higher risk of delinquency.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators:

	March 31, 2022		December 31, 2021
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$27.2	1.1%	$27.3	1.1%
A	702.4	27.8	709.6	27.7
BBB	1,779.1	70.3	1,802.6	70.4
BB	20.8	0.8	20.9	0.8
Total	$2,529.5	100.0%	$2,560.4	100.0%

Loan-to-Value Ratio(1)
<= 65%	$1,322.4	52.3%	$1,346.1	52.6%
> 65% <= 75%	1,070.6	42.3	1,076.8	42.0
> 75% <= 85%	124.1	4.9	114.9	4.5
> 85%	12.4	0.5	22.6	0.9
Total	$2,529.5	100.0%	$2,560.4	100.0%
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022
	Prior to 2018	2018	2019	2020	2021	2022	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$3.3	$23.9	$—	$—	$—	$—	$27.2
A	489.6	78.6	28.6	17.5	81.4	7.9	703.6
BBB	722.9	273.9	330.1	162.1	270.3	26.3	1,785.6
BB	15.0	6.0	—	—	—	—	21.0
Total Amortized Cost	1,230.8	382.4	358.7	179.6	351.7	34.2	2,537.4
Allowance for credit losses	(3.6)	(1.4)	(1.4)	(0.6)	(0.8)	(0.1)	(7.9)
Carrying Amount	$1,227.2	$381.0	$357.3	$179.0	$350.9	$34.1	$2,529.5

Loan-to-Value Ratio(1)
<=65%	$887.9	$171.0	$80.2	$53.9	$123.9	$7.9	$1,324.8
>65<=75%	211.4	205.4	278.5	125.7	227.8	26.3	1,075.1
>75%<=85%	124.8	—	—	—	—	—	124.8
>85%	6.7	6.0	—	—	—	—	12.7
Total Amortized Cost	1,230.8	382.4	358.7	179.6	351.7	34.2	2,537.4
Allowance for credit losses	(3.6)	(1.4)	(1.4)	(0.6)	(0.8)	(0.1)	(7.9)
Carrying Amount	$1,227.2	$381.0	$357.3	$179.0	$350.9	$34.1	$2,529.5
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 4 - Investments - Continued

	December 31, 2021
	Prior to 2017	2017	2018	2019	2020	2021	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$3.3	$—	$24.0	$—	$—	$—	$27.3
A	414.6	68.0	71.1	28.9	17.6	110.6	710.8
BBB	561.2	227.3	283.3	331.9	163.1	242.6	1,809.4
BB	5.0	10.2	6.0	—	—	—	21.2
Total Amortized Cost	984.1	305.5	384.4	360.8	180.7	353.2	2,568.7
Allowance for credit losses	(2.6)	(1.4)	(1.4)	(1.4)	(0.7)	(0.8)	(8.3)
Carrying Amount	$981.5	$304.1	$383.0	$359.4	$180.0	$352.4	$2,560.4

Loan-to-Value Ratio(1)
<=65%	$779.1	$146.9	$163.0	$80.7	$54.3	$124.7	$1,348.7
>65<=75%	115.7	115.4	215.4	280.1	126.4	228.5	1,081.5
>75%<=85%	89.3	26.3	—	—	—	—	115.6
>85%	—	16.9	6.0	—	—	—	22.9
Total Amortized Cost	984.1	305.5	384.4	360.8	180.7	353.2	2,568.7
Allowance for credit losses	(2.6)	(1.4)	(1.4)	(1.4)	(0.7)	(0.8)	(8.3)
Carrying Amount	$981.5	$304.1	$383.0	$359.4	$180.0	$352.4	$2,560.4
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 4 - Investments - Continued
The following table presents a roll-forward of allowance for expected credit losses by loan-to-value ratio for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio(1)
<=65%	$2.6	$(0.2)	$—	$—	$2.4
>65<=75%	4.7	(0.2)	—	—	4.5
>75%<=85%	0.7	—	—	—	0.7
>85%	0.3	—	—	—	0.3
Total	$8.3	$(0.4)	$—	$—	$7.9

	Three Months Ended March 31, 2021
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio(1)
<=65%	$3.4	$(0.4)	$—	$—	$3.0
>65<=75%	7.3	(1.0)	—	—	6.3
>75%<=85%	1.3	(0.1)	—	—	1.2
>85%	1.1	(0.1)	—	—	1.0
Total	$13.1	$(1.6)	$—	$—	$11.5
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

The decrease in our estimate of expected losses during the first quarter of 2022 is primarily due to improved economic conditions and recovery from COVID-19, specifically as it relates to underlying commercial real estate values, and reflects market conditions as of March 31, 2022.

There were no troubled debt restructurings during the three months ended March 31, 2022 and 2021. At March 31, 2022 and December 31, 2021, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the three months ended March 31, 2022 and 2021.

We had no impaired mortgage loans during three months ended March 31, 2022, or 2021, nor did we recognize any interest income on mortgage loans subsequent to impairment.

At March 31, 2022, we had commitments of $26.5 million to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At both March 31, 2022 and December 31, 2021, we had $0.1 million of expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

In the first quarter of 2022, we reclassified property previously held for the production of income to property held for sale. The carrying value of the property was $40.0 million and $40.9 million as of March 31, 2022 and December 31, 2021, respectively, and is primarily recorded within our Corporate segment. The estimated fair value less costs to sell is above the carrying value of the property and we expect to close the sale of the property in 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
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

As of March 31, 2022, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $240.7 million, for which we received collateral in the form of cash and securities of $73.3 million and $176.0 million, respectively. As of December 31, 2021, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $283.7 million, for which we received collateral in the form of cash and securities of $94.8 million and $198.6 million, respectively. We had no outstanding repurchase agreements at March 31, 2022 or December 31, 2021.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	March 31, 2022	December 31, 2021
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$0.4	$0.1
State, Municipalities, and Political Subdivisions	0.6	0.1
Public Utilities	4.3	3.1
All Other Corporate Bonds	68.0	91.5
Total Borrowings	$73.3	$94.8
Gross Amount of Recognized Liability for Securities Lending Transactions	73.3	94.8
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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
March 31, 2022
Note 4 - Investments - Continued
stock purchases may be required, based on the amount of funds we borrow from the FHLBs. The carrying value of common stock owned, collateral posted, and advances received are as follows:

	March 31, 2022	December 31, 2021
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$23.3	$22.1
Advances from FHLB	178.2	160.9

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$640.9	$786.1
Commercial Mortgage Loans	886.7	930.0
Total Carrying Value of Collateral Posted to FHLB	$1,527.6	$1,716.1

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
March 31, 2022
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

	March 31, 2022
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$47.3	$—	$47.3	$(13.0)	$(32.6)	$1.7
Securities Lending	240.7	—	240.7	(167.4)	(73.3)	—
Total	$288.0	$—	$288.0	$(180.4)	$(105.9)	$1.7

Financial Liabilities:
Derivatives	$35.4	$—	$35.4	$(35.2)	$—	$0.2
Securities Lending	73.3	—	73.3	(73.3)	—	—
Total	$108.7	$—	$108.7	$(108.5)	$—	$0.2

	December 31, 2021
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$39.5	$—	$39.5	$(9.8)	$(28.4)	$1.3
Securities Lending	283.7	—	283.7	(188.9)	(94.8)	—
Total	$323.2	$—	$323.2	$(198.7)	$(123.2)	$1.3

Financial Liabilities:
Derivatives	$35.0	$—	$35.0	$(34.0)	$—	$1.0
Securities Lending	94.8	—	94.8	(94.8)	—	—
Total	$129.8	$—	$129.8	$(128.8)	$—	$1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended March 31
	2022	2021
	(in millions of dollars)
Fixed Maturity Securities	$455.5	$469.8
Derivatives	14.4	16.2
Mortgage Loans	27.0	26.3
Policy Loans	4.7	4.8
Other Long-term Investments
Perpetual Preferred Securities[1]	2.9	3.6
Private Equity Partnerships[2]	32.4	35.9
Other	2.1	2.1
Short-term Investments	0.8	0.6
Gross Investment Income	539.8	559.3
Less Investment Expenses	9.6	7.5
Less Investment Income on Participation Fund Account Assets	3.0	3.1
Net Investment Income	$527.2	$548.7

1 The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2022 related to perpetual preferred securities still held at March 31, 2022 was $2.4 million. The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2021 related to perpetual preferred securities still held at March 31, 2021 was $2.7 million.

2 The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2022 related to private equity partnerships still held at March 31, 2022 was $16.3 million. The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2021 related to private equity partnerships still held at March 31, 2021 was $27.0 million. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended March 31
	2022	2021
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales[1]	$0.3	$71.3
Gross Losses on Sales	(8.8)	(1.1)
Credit Losses	(4.1)	(8.3)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.4	2.5
Gross Losses on Sales	—	—
Change in Allowance for Credit Losses	0.5	1.7
Embedded Derivative in Modified Coinsurance Arrangement	(3.4)	16.9
All Other Derivatives	1.8	1.7
Foreign Currency Transactions	(1.5)	(0.1)
Net Investment Gain (Loss)	$(13.8)	$84.6

1Gross gains on sales of fixed maturity securities for the three months ended March 31, 2021 includes gains of $67.6 million as a result of the second phase of the reinsurance transaction that we completed during the first quarter of 2021. See Note 12 for further discussion.

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
March 31, 2022
Note 5 - Derivative Financial Instruments - Continued
Derivatives designated as fair value hedges and previously used to reduce our exposure to interest rate and duration risk included:

•Interest rate swaps were used to effectively convert certain fixed rate, long-term debt into floating rate long-term debt. Under these swap agreements, we received a fixed rate of interest and paid a variable rate of interest.

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
March 31, 2022
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. As of March 31, 2022 and December 31, 2021, we had $1.7 million and $1.3 million credit exposure on derivatives, respectively. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	March 31, 2022	December 31, 2021
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$35.0	$32.0
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$27.6	$27.6

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $35.4 million and $35.0 million at March 31, 2022 and December 31, 2021, respectively.

Cash Flow Hedges

As of March 31, 2022 and December 31, 2021, we had $181.3 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

During the first quarter of 2022, we entered into a $15.0 million notional forward benchmark interest rate lock in order to hedge the anticipated purchase of fixed maturity securities.

During the first quarter of 2021, in connection with the Closed Block individual disability reinsurance transaction, we reclassified $0.6 million of deferred gains from accumulated other comprehensive income into earnings included in the net investment gain (loss) line item on our income statement. The deferred gains were related to previously terminated interest rate swaps designated as hedging instruments of fixed maturity securities in the Closed Block individual disability product line. See Note 12 for further discussion.

As of March 31, 2022, we expect to amortize approximately $47.6 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2022, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2051.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 5 - Derivative Financial Instruments - Continued
Fair Value Hedges

As of March 31, 2022 and December 31, 2021, we had $531.6 million and $498.5 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following table summarizes the carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$466.8	$466.3	$(3.3)	$2.0

For the three months ended March 31, 2022 and March 31, 2021, $3.3 million and $(7.0) million respectively, of the derivative instruments' gain (loss) was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of March 31, 2022 and December 31, 2021, we held $148.2 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of March 31, 2022 and December 31, 2021, we held $11.3 million and $11.6 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of March 31, 2022 and December 31, 2021, we held $58.2 million and $41.7 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

As of March 31, 2022 and December 31, 2021, we held $83.9 million and $89.2 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

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
March 31, 2022
Note 5 - Derivative Financial Instruments - Continued
Locations and Amounts of Derivative Financial Instruments

The following tables summarize the fair values and notional amounts of derivative financial instruments, as reported in our consolidated balance sheets. Derivative assets are included in other long-term investments, while derivative liabilities are included in other liabilities within our consolidated balance sheets. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	March 31, 2022
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$15.0	$—	$1.0
Foreign Currency Interest Rate Swaps	181.3	14.9	7.8
Total Cash Flow Hedges	196.3	14.9	8.8

Fair Value Hedges
Foreign Currency Interest Rate Swaps	531.6	30.4	5.5

Total Designated as Hedging Instruments	$727.9	$45.3	$14.3

Not Designated as Hedging Instruments
Credit Default Swaps	$11.3	$—	$—
Foreign Currency Forwards	58.2	—	—
Foreign Currency Interest Rate Swaps	148.2	2.0	21.1
Total Return Swaps	83.9	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	—	33.5
Total Not Designated as Hedging Instruments	$301.6	$2.0	$54.6

Total Derivatives	$1,029.5	$47.3	$68.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 5 - Derivative Financial Instruments - Continued

	December 31, 2021
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Currency Interest Rate Swaps	$181.3	$16.2	$7.0

Fair Value Hedges
Foreign Currency Interest Rate Swaps	498.5	21.9	5.7

Total Designated as Hedging Instruments	$679.8	$38.1	$12.7

Not Designated as Hedging Instruments
Credit Default Swaps	$11.6	$—	$—
Foreign Currency Forwards	41.7	—	—
Foreign Currency Interest Rate Swaps	148.2	1.4	22.3
Total Return Swaps	89.2	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	—	30.1
Total Not Designated as Hedging Instruments	$290.7	$1.4	$52.4

Total Derivatives	$970.5	$39.5	$65.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2022			2021
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$527.2	$(13.8)	$46.9	$548.7	$84.6	$44.4

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	50.4	—	0.7	52.0	2.4	7.3
Derivatives Designated as Hedging Instruments	13.4	—	—	15.5	1.8	0.1
Foreign Exchange Contracts:
Hedged items	2.8	—	—	3.1	—	—
Derivatives Designated as Hedging Instruments	0.2	—	—	0.3	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	2.7	(5.3)	—	2.3	(9.5)	—
Derivatives Designated as Hedging Instruments	1.4	5.3	—	1.0	9.5	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended March 31
	2022	2021
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$(1.0)	$—
Foreign Exchange Contracts	(2.1)	(1.5)
Total	$(3.1)	$(1.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2022	2021
	(in millions of dollars)
Net Investment Gain (Loss)
Credit Default Swaps	$—	$(0.1)
Foreign Exchange Contracts	1.8	1.8
Embedded Derivative in Modified Coinsurance Arrangement	(3.4)	16.9
Total	$(1.6)	$18.6

Other Expenses
(Gain) Loss on Total Return Swaps	$5.7	$1.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 6 - Accumulated Other Comprehensive Income (Loss)
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2021	$962.2	$61.8	$(273.9)	$(396.0)	$354.1
Other Comprehensive Income (Loss) Before Reclassifications	(906.1)	0.4	(31.9)	1.1	(936.5)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	10.0	(10.8)	—	3.1	2.3
Net Other Comprehensive Income (Loss)	(896.1)	(10.4)	(31.9)	4.2	(934.2)
Balance at March 31, 2022	$66.1	$51.4	$(305.8)	$(391.8)	$(580.1)

Balance at December 31, 2020	$1,067.7	$97.8	$(261.3)	$(530.0)	$374.2
Other Comprehensive Income (Loss) Before Reclassifications	(447.2)	(6.8)	7.3	(0.5)	(447.2)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	57.7	(13.9)	—	4.3	48.1
Net Other Comprehensive Income (Loss)	(389.5)	(20.7)	7.3	3.8	(399.1)
Balance at March 31, 2021	$678.2	$77.1	$(254.0)	$(526.2)	$(24.9)

The net unrealized gain on securities consists of the following components:

	March 31	December 31
	2022	2021	Change
	(in millions of dollars)
Fixed Maturity Securities	$2,280.4	$5,949.3	$(3,668.9)
Deferred Acquisition Costs	(33.6)	(70.4)	36.8
Reserves for Future Policy and Contract Benefits	(2,104.4)	(4,659.5)	2,555.1
Reinsurance Recoverable	74.8	132.1	(57.3)
Income Tax	(151.1)	(389.3)	238.2
Total	$66.1	$962.2	$(896.1)

	March 31	December 31
	2021	2020	Change
	(in millions of dollars)
Fixed Maturity Securities	$5,517.4	$7,597.6	$(2,080.2)
Deferred Acquisition Costs	(66.6)	(85.1)	18.5
Reserves for Future Policy and Contract Benefits	(4,588.9)	(6,225.6)	1,636.7
Reinsurance Recoverable	133.3	200.2	(66.9)
Income Tax	(317.0)	(419.4)	102.4
Total	$678.2	$1,067.7	$(389.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Three Months Ended March 31
	2022	2021
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Investment Gain (Loss)
Net Gain (Loss) on Sales of Fixed Maturity Securities	$(8.5)	$68.3
Credit Losses on Fixed Maturity Securities	(4.1)	(8.3)
Loss on Benefits and Change in Reserves for Future Benefits	—	(133.1)
	(12.6)	(73.1)
Income Tax Benefit	(2.6)	(15.4)
Total	$(10.0)	$(57.7)

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps	$13.4	$15.3
Gain on Foreign Exchange Contracts	0.3	0.5
Net Investment Gain
Gain on Interest Rate Swaps	—	1.8
	13.7	17.6
Income Tax Expense	2.9	3.7
Total	$10.8	$13.9

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.0)	$(5.6)
Amortization of Prior Service Credit	0.1	0.1
	(3.9)	(5.5)
Income Tax Benefit	(0.8)	(1.2)
Total	$(3.1)	$(4.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses
Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2022	2021
	(in millions of dollars)
Balance at January 1	$23,664.7	$24,180.2
Less Reinsurance Recoverable	8,697.8	8,378.9
Net Balance at January 1	14,966.9	15,801.3

Incurred Related to
Current Year	1,856.6	1,870.3
Prior Years
Interest	164.0	183.4
All Other Incurred	(231.8)	(66.0)
Foreign Currency	(64.0)	17.3
Total Incurred	1,724.8	2,005.0

Paid Related to
Current Year	(483.7)	(472.1)
Prior Years	(1,337.1)	(1,342.5)
Total Paid	(1,820.8)	(1,814.6)

Reserves Ceded Pursuant to Reinsurance Transaction	—	(990.0)

Net Balance at March 31	14,870.9	15,001.7
Plus Reinsurance Recoverable	8,535.3	9,225.8
Balance at March 31	$23,406.2	$24,227.5

Certain prior year amounts were reclassified to conform to current year presentation.

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half of the period’s claim payments relative to prior years at our average reserve discount rate for the respective periods.

"Incurred Related to Prior Years - All Other Incurred" shown in the preceding chart reflects the current year development of the prior year unpaid claims and claim adjustment expenses. For 2021, this amount includes the increase in benefits and change in reserves for future benefits resulting from the realization of previously unrealized investment gains and losses as a result of the Closed Block individual disability reinsurance transaction which impacts the comparability between the years presented. Excluding that adjustment, the variability exhibited year over year is primarily caused by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves, primarily in our Unum US group long-term disability and Closed Block long-term care product lines. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

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
March 31, 2022
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

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	March 31
	2022	2021
	(in millions of dollars)
Policy and Contract Benefits	$1,874.2	$1,899.3
Reserves for Future Policy and Contract Benefits	45,258.0	48,112.3
Total	47,132.2	50,011.6
Less:
Life Reserves for Future Policy and Contract Benefits	8,415.7	8,389.3
Accident and Health Active Life Reserves	13,205.9	12,805.9
Adjustment Related to Unrealized Investment Gains and Losses	2,104.4	4,588.9
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,406.2	$24,227.5

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
March 31, 2022
Note 8 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended March 31
	2022	2021
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$463.9	$457.7
Group Short-term Disability	221.6	215.2
Group Life and Accidental Death & Dismemberment
Group Life	412.6	410.0
Accidental Death & Dismemberment	42.1	41.4
Supplemental and Voluntary
Voluntary Benefits	220.5	218.7
Individual Disability	113.6	115.7
Dental and Vision	70.6	67.1
	1,544.9	1,525.8
Unum International
Unum UK
Group Long-term Disability	103.4	97.1
Group Life	32.2	27.3
Supplemental	29.0	28.0
Unum Poland	23.2	22.0
	187.8	174.4
Colonial Life
Accident, Sickness, and Disability	239.7	240.7
Life	101.7	96.6
Cancer and Critical Illness	89.3	89.1
	430.7	426.4
Closed Block
Long-term Care	174.8	177.4
Individual Disability	63.4	72.1
All Other	1.7	2.2
	239.9	251.7

Total Premium Income	$2,403.3	$2,378.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 8 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2022

Premium Income	$1,544.9	$187.8	$430.7	$239.9	$—	$2,403.3
Net Investment Income	171.0	34.5	38.1	274.8	8.8	527.2
Other Income	47.1	0.2	0.3	16.0	2.2	65.8
Adjusted Operating Revenue	$1,763.0	$222.5	$469.1	$530.7	$11.0	$2,996.3

Adjusted Operating Income (Loss)	$171.6	$27.2	$90.1	$94.1	$(40.4)	$342.6

Three Months Ended March 31, 2021

Premium Income	$1,525.8	$174.4	$426.4	$251.7	$—	$2,378.3
Net Investment Income	179.7	26.0	37.7	297.2	8.1	548.7
Other Income	40.4	0.1	0.2	18.4	1.3	60.4
Adjusted Operating Revenue	$1,745.9	$200.5	$464.3	$567.3	$9.4	$2,987.4

Adjusted Operating Income (Loss)	$115.7	$26.4	$73.3	$97.0	$(38.9)	$273.5

	March 31	December 31
	2022	2021
	(in millions of dollars)
Assets
Unum US	$17,741.1	$18,696.3
Unum International	3,872.4	4,086.5
Colonial Life	4,759.5	4,895.9
Closed Block	36,213.4	38,287.9
Corporate	3,885.3	4,149.0
Total Assets	$66,471.7	$70,115.6

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
March 31, 2022
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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2022	2021
	(in millions of dollars)
Total Revenue	$2,982.5	$3,072.0
Excluding:
Net Investment Gain (Loss)	(13.8)	84.6
Adjusted Operating Revenue	$2,996.3	$2,987.4

Income Before Income Tax	$312.1	$198.8
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	67.6
Net Investment Gain (Loss), Other	(13.8)	17.0
Total Net Investment Gain (Loss)	(13.8)	84.6
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	—	(139.3)
Amortization of the Cost of Reinsurance	(16.7)	(20.0)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(16.7)	(159.3)

Adjusted Operating Income	$342.6	$273.5

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
March 31, 2022
Note 9 - Employee Benefit Plans - Continued
The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2022	2021	2022	2021	2022	2021
	(in millions of dollars)
Service Cost	$1.9	$2.4	$—	$—	$—	$—
Interest Cost	16.8	16.3	1.4	1.1	0.7	0.8
Expected Return on Plan Assets	(26.5)	(25.2)	(3.0)	(2.5)	(0.1)	(0.1)
Amortization of:
Net Actuarial (Gain) Loss	4.1	5.3	0.1	0.3	(0.2)	—
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost (Credit)	$(3.7)	$(1.2)	$(1.5)	$(1.1)	$0.3	$0.6

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost (credit) are included in other expenses.

Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2022	2021
	(in millions of dollars, except share data)
Numerator
Net Income	$253.5	$153.0

Denominator (000s)
Weighted Average Common Shares - Basic	202,628.8	204,133.3
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	875.5	604.0
Weighted Average Common Shares - Assuming Dilution	203,504.3	204,737.3

Net Income Per Common Share
Basic	$1.25	$0.75
Assuming Dilution	$1.25	$0.75

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock success units, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from stock options, nonvested stock success units, and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding nonvested stock success units and nonvested restricted stock units have grant prices ranging from $12.45 to $36.62. There were no outstanding stock options as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued
of March 31, 2022. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 0.3 million and 1.6 million potential common shares for the three months ended March 31, 2022 and 2021, respectively.

Common Stock

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. During the first quarter of 2021, we did not have an open share repurchase program and did not repurchase any shares. During October 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock through December 31, 2022, with the timing and amount of repurchase activity to be based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended March 31
	2022	2021
	(in millions)
Shares Repurchased	1.3	—
Cost of Shares Repurchased	$37.5	$—

In February 2022, we entered into an accelerated share repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received an initial delivery of 1.3 million shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. We recorded an increase to treasury stock within stockholders' equity on our consolidated balance sheet for the value of the initial 1.3 million shares received for $37.5 million. We simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the share repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock at our option. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in April 2022, resulting in the delivery to us of 0.4 million additional shares. As a result of the final settlement occurring subsequent to March 31, 2022, we recorded a decrease to additional paid-in capital within stockholders' equity on our consolidated balance sheet for the value of the shares held back by the counterparty as of March 31, 2022, which will be reclassified to treasury stock in the second quarter of 2022 in connection with the final settlement of the agreement. In total, we repurchased 1.7 million shares pursuant to the February 2022 accelerated share repurchase agreement. Following the completion of the February 2022 accelerated share repurchase agreement, the remaining repurchase amount under the current share repurchase program was $150.0 million.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 11 - Commitments and Contingent Liabilities

Contingent Liabilities

We are a defendant in a number of litigation matters that have arisen in the normal course of business, including the matters discussed below. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. Given the complexity and scope of our litigation and regulatory matters, it is not possible to predict the ultimate outcome of all pending

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 11 - Commitments and Contingent Liabilities - Continued
investigations or legal proceedings or provide reasonable estimates of potential losses, except if noted in connection with specific matters.

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

Note 12 - Other

Credit Facility Renewal

In April 2022, we amended and restated our existing credit agreement providing for a five-year $500 million senior unsecured revolving credit facility with a syndicate of lenders. The credit facility, which was previously set to expire in April 2024, was extended through April 2027. We may request that the lenders’ aggregate commitments of $500 million under the facility be increased by up to an additional $200 million. Certain of our traditional U.S. life insurance subsidiaries, Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, and Colonial Life & Accident Insurance Company, joined the agreement and may borrow under the credit facility, and we can elect to add additional insurance subsidiaries to the facility at any later date. Any obligation of a subsidiary under the credit facility is several only and not joint and is subject to an unconditional guarantee by Unum Group. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. Borrowings under the credit facility are subject to financial covenants, negative covenants, and events of default that are customary. The two primary financial covenants include limitations based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness. The credit facility provides for borrowings at an interest rate based on the prime rate, the federal funds rate or the Secured Overnight Financing Rate. The credit facility also provides for the issuance of letters of credit subject to certain terms and limitations. At March 31, 2022, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
March 31, 2022
Note 12 - Other - Continued
Allowance for Expected Credit Losses on Premiums Receivable

At March 31, 2022 and December 31, 2021, the allowance for expected credit losses on premiums receivables was $35.0 million and $34.2 million, respectively, on gross premiums receivable of $600.9 million and $530.7 million, respectively. The increase in the allowance of $0.8 million during the three months ended March 31, 2022 was driven primarily by an increase in the gross premiums receivable, partially offset by improvements in unemployment levels.

At March 31, 2021 and December 31, 2020, the allowance for expected credit losses on premiums receivables was $33.7 million and $38.8 million, respectively, on gross premiums receivable of $602.9 million and $525.8 million, respectively. The decrease in the allowance of $5.1 million during the three months ended March 31, 2021 was driven primarily by improvements in the age of premiums receivable and improvements in unemployment levels.

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

In December 2020, Provident Life and Casualty Insurance Company (PLC), also a wholly-owned domestic insurance subsidiary of Unum Group, entered into an agreement with Commonwealth whereby PLC will provide a 12-year volatility cover to Commonwealth for the active life cohort (ALR cohort). On March 31, 2021, PLC and Commonwealth amended and restated this agreement to incorporate the ALR cohort related to the additional business that was reinsured between the ceding companies and Commonwealth as part of the second phase of the transaction. As part of the amended and restated volatility cover, PLC received a payment from Commonwealth of $17.9 million. At the end of the 12-year coverage period, Commonwealth will retain the remaining incidence and claims risk on the ALR cohort of the ceded business.
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
•Cost of reinsurance, or prepaid reinsurance premium, of $43.1 million related to the DLR cohort. The total cost of reinsurance recognized on a combined basis for the first and second phases was $854.8 million for which we amortized $16.7 million and $20.0 million during the first three months of 2022 and 2021, respectively.
•Deposit asset of $5.0 million related to the ALR cohort. The total deposit asset recognized on a combined basis for the first and second phases was $91.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, Poland, and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere), Colonial Life & Accident Insurance Company (Colonial Life), Starmount Life Insurance Company, in the United Kingdom, Unum Limited, and in Poland, Unum Zycie TUiR S.A. (Unum Poland). We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2021.

Operating Performance and Capital Management

For the first quarter of 2022, we reported net income of $253.5 million, or $1.25 per diluted common share, compared to net income of $153.0 million, or $0.75 per diluted common share, in the first quarter of 2021.

Included in our results for the first quarter of 2022 are:

•A net investment loss on the Company’s investment portfolio of $13.8 million before tax and $10.6 million after tax, or $0.05 per diluted common share; and,
•Amortization of the cost of reinsurance of $16.7 million before tax and $13.2 million after tax, or $0.06 per diluted common share.

Included in our results for the first quarter of 2021 are:

•A net investment gain, excluding the net realized investment gain related to the reinsurance transaction, of $17.0 million before tax and $13.5 million after tax, or $0.06 per diluted common share;

•The impact from the second phase of the Closed Block individual disability reinsurance transaction, which resulted in a net loss of $71.7 million before tax and $56.7 million after tax, or $0.27 per diluted common share; and,
•Amortization of the cost of reinsurance of $20.0 million before tax and $15.8 million after tax, or $0.08 per diluted common share.

Excluding these items, after-tax adjusted operating income for the first quarter of 2022 was $277.3 million, or $1.36 per diluted common share compared to $212.0 million, or $1.04 per diluted common share, for the first quarter of 2021. See "Closed Block Individual Disability Reinsurance Transaction" and "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for further discussion and a reconciliation of these items.

Our Unum US segment reported an increase in adjusted operating income of 48.3 percent in the first quarter of 2022 compared to the same period of 2021, due primarily to favorable benefits experience in our group life and accidental death and dismemberment product line, partially offset by higher operating expenses and lower net investment income. The benefit ratio for our Unum US segment was 70.9 percent in the first quarter of 2022, compared to 74.3 percent in first quarter of 2021. Unum US sales increased 6.8 percent in first quarter 2022 compared to the same period of 2021.

Our Unum International segment reported an increase in adjusted operating income, as measured in U.S. dollars, of 3.0 percent in the first quarter of 2022 compared to the same period of 2021. As measured in local currency, our Unum UK line of business reported an increase in adjusted operating income of 3.2 percent in the first quarter of 2022 compared to the same period of 2021 due to higher premium income and net investment income, partially offset by unfavorable benefits experience. The benefit ratio for our Unum UK line of business was 80.7 percent in the first quarter of 2022, compared to 75.3 percent in the same period of 2021. Unum International sales, as measured in U.S. dollars, increased 47.4 percent in the first quarter of 2022 compared to the same period of 2021. Unum UK sales, as measured in local currency increased 55.2 percent in the first quarter of 2022 compared to the same period of 2021.

Our Colonial Life segment reported an increase in adjusted operating income of 22.9 percent in the first quarter of 2022 compared to the same period of 2021, due primarily to favorable benefits experience, partially offset by higher operating expenses. The benefit ratio for Colonial Life was 49.3 percent in the first quarter of 2022, compared to 55.4 percent in the same period of 2021. Colonial Life sales increased 15.3 percent in the first quarter of 2022 compared to the same period of 2021.

Our Closed Block segment reported income before income tax and net investment gains and losses of $77.4 million in the first quarter of 2022, which includes the amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction, compared to a loss before income tax and net investment gains and losses of $62.3 million in the same period of 2021, which includes the impacts related to the second phase of the Closed Block individual disability reinsurance transaction and the amortization of the cost of reinsurance. Excluding these items, our Closed Block segment reported adjusted operating income of $94.1 million in the first quarter of 2022, compared to $97.0 million in the same period of 2021. The long-term care interest adjusted loss ratio was favorable during the first quarter of 2022 relative to the same period of 2021 and is currently lower than our long-term range of expectations. The individual disability interest adjusted loss ratio was unfavorable relative to the same prior year period, excluding the reserve recognition impact from the second phase of the Closed Block individual disability reinsurance transaction during the first quarter of 2021. See "Closed Block Individual Disability Reinsurance Transaction" contained herein for further discussion.

Our net investment income has been pressured as the majority of our investments were made at a decreasing level of interest rates indicative of the prevailing trend over the last decades. A rising interest rate environment could positively impact our yields on new investments but could create unrealized losses in our current holdings. As of March 31, 2022, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell and it is not more likely than not that we will be required to sell before recovery in amortized cost. The net unrealized gain on our fixed maturity securities was $2.3 billion at March 31, 2022, compared to $5.9 billion at December 31, 2021, with the decrease due primarily to an increase in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.56 percent for the first three months of 2022 compared to a yield of 4.85 percent for full year 2021. We believe our capital and financial positions are strong. At March 31, 2022, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 400 percent. We repurchased 1.3 million shares of Unum Group common stock under our share repurchase program during the first quarter of 2022. Our weighted average common shares outstanding, assuming dilution, equaled 203.5 million and 204.7 million for the first quarter of 2022 and 2021, respectively. As of March 31, 2022, Unum Group and our intermediate holding companies had available holding company liquidity of $1,269 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Coronavirus Disease 2019 (COVID-19)

On March 11, 2020, the World Health Organization identified the spread of COVID-19 as a pandemic. COVID-19 continues to cause disruption to the global economy and has unfavorably impacted our company as well as the overall insurance industry. Due to the volatile and unprecedented nature of these events, we still cannot fully estimate the ultimate impact of the COVID-19 pandemic. We continue to closely monitor pandemic trends that have and may continue to have adverse impacts on our business.

During the first quarter of 2022, we have experienced lower mortality in our life products lines, resulting primarily from lessening impacts of COVID-19 on our insured population compared to the same period of 2021. With respect to our long-term care product line, during the first quarter of 2022, we have experienced elevated claimant mortality when compared with pre-pandemic levels.

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

We believe we have the appropriate liquidity and access to capital to avoid significant disruption to our operations. To the extent that we begin to experience a significant impact to our liquidity, we would likely suspend planned share repurchases, sell highly liquid invested assets, borrow funds through our memberships with regional Federal Home Loan Banks (FHLB), and/or borrow funds under our credit facility to meet operational cash flow requirements. Further discussion is included in "Liquidity and Capital Resources" contained herein in this Item 2.

Closed Block Individual Disability Reinsurance Transaction

In December 2020, we completed the first phase of a reinsurance transaction, pursuant to which Provident, Paul Revere and Unum America, wholly-owned domestic insurance subsidiaries of Unum Group, and collectively referred to as "the ceding companies", each entered into separate reinsurance agreements with Commonwealth Annuity and Life Insurance Company (Commonwealth), to reinsure on a coinsurance basis effective as of July 1, 2020, approximately 75 percent of the Closed Block individual disability business, primarily direct business written by the ceding companies. In March 2021, we completed the second phase of the reinsurance transaction, pursuant to which the ceding companies and Commonwealth amended and restated their respective reinsurance agreements to reinsure on a coinsurance and modified coinsurance basis effective as of January 1, 2021, a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business previously assumed by the ceding companies. Commonwealth established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreements.

In December 2020, Provident Life and Casualty Insurance Company (PLC), also a wholly-owned domestic insurance subsidiary of Unum Group, entered into an agreement with Commonwealth whereby PLC will provide a 12-year volatility cover to Commonwealth for the active life cohort (ALR cohort). As part of this agreement, PLC received a payment from Commonwealth of approximately $62 million. On March 31, 2021, PLC and Commonwealth amended and restated this agreement to incorporate the ALR cohort related to the additional business that was reinsured between the ceding companies and Commonwealth as part of the second phase of the transaction. As part of the amended and restated volatility cover, PLC received a payment from Commonwealth of $17.9 million. At the end of the 12-year coverage period, Commonwealth will retain the remaining incidence and claims risk on the ALR cohort of the ceded business.
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
•Cost of reinsurance, or prepaid reinsurance premium, of $43.1 million related to the DLR cohort. The total cost of reinsurance recognized on a combined basis for the first and second phases was $854.8 million for which we amortized $16.7 million and $20.0 million during the first three months of 2022 and 2021, respectively.
•Deposit asset of $5.0 million related to the ALR cohort. The total deposit asset recognized on a combined basis for the first and second phases was $91.8 million.

We released approximately $200 million of capital during the first quarter of 2021. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the impacts related to this reinsurance transaction.

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

Consolidated Company Outlook

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

Our near-term results will be influenced by COVID trends, specifically the mortality rate in our insured population and the rate and severity of infections. As the pandemic impacts continue to lessen, we anticipate seeing a recovery in our core business earnings from the underlying strength of our business. We expect positive operating trends in our core businesses during 2022, with solid premium growth and improving claim experience as impacts from COVID-19 lessen.

While interest rates have increased, the low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. The rising interest rate environment could positively impact our yields on new investments but could create unrealized losses in our current holdings. We also may continue to experience further volatility in miscellaneous investment income primarily related to changes in partnership net asset values and bond call activity.

As part of our discipline in pricing and reserving, we continuously monitor emerging claim trends and interest rates. We will continue to take appropriate pricing actions on new business and renewals that are reflective of the current environment.

Our business is well-diversified by geography within our markets, industry exposures and case size, and we continue to analyze and employ strategies that we believe will help us navigate the current environment. These strategies allow us to maintain financial flexibility to support the needs of our businesses, while also returning capital to our shareholders. We have strong core businesses that have a track record of generating significant capital, and we will continue to invest in our operations and expand into adjacent markets where we can best leverage our expertise and capabilities to capture market growth opportunities as those opportunities emerge. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our financial objectives.

Further discussion is included in "Reconciliation of Non-GAAP and Other Financial Measures," "Consolidated Operating Results," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained herein in this Item 2 and in the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended March 31
	2022		2021
	(in millions)	per share *	(in millions)	per share *
Net Income	$253.5	$1.25	$153.0	$0.75
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction (net of tax expense of $—; $14.2)	—	—	53.4	0.26
Net Investment Gain (Loss), Other (net of tax expense (benefit) of $(3.2); $3.5)	(10.6)	(0.05)	13.5	0.06
Total Net Investment Gain (Loss)	(10.6)	(0.05)	66.9	0.32
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs (net of tax benefit of $—; $29.2)	—	—	(110.1)	(0.53)
Amortization of the Cost of Reinsurance (net of tax benefit of $3.5; $4.2)	(13.2)	(0.06)	(15.8)	(0.08)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(13.2)	(0.06)	(125.9)	(0.61)
After-tax Adjusted Operating Income	$277.3	$1.36	$212.0	$1.04

* Assuming Dilution

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses and the amortization of the cost of reinsurance as well as other items as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2022	2021
	(in millions of dollars)
Total Revenue	$2,982.5	$3,072.0
Excluding:
Net Investment Gain (Loss)	(13.8)	84.6
Adjusted Operating Revenue	$2,996.3	$2,987.4

Income Before Income Tax	$312.1	$198.8
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	67.6
Net Investment Gain (Loss), Other	(13.8)	17.0
Total Net Investment Gain (Loss)	(13.8)	84.6
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	—	(139.3)
Amortization of the Cost of Reinsurance	(16.7)	(20.0)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(16.7)	(159.3)

Adjusted Operating Income	$342.6	$273.5

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2022.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021.

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

We are continuing our implementation efforts and are evaluating the effects of complying with this update. We expect that the most significant impact at the transition date will be the requirement to update the discount rate assumption to reflect an upper-

medium grade fixed-income instrument, which will be generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities and will result in a decrease to accumulated other comprehensive income (AOCI) within our total stockholders’ equity balance of approximately $6.5 billion to $7 billion as of January 1, 2021. In order to illustrate the sensitivity of this adjustment, if we had used interest rates as of December 31, 2021, the transition adjustment would have been a decrease to AOCI and total stockholders' equity of approximately $5.8 billion to $6.3 billion. The decrease in AOCI is driven primarily by the difference between the discount rate currently applied, which is based on an expected investment yield from our current investment strategy, and the single-A discount rate that will be required for our longest duration products. Our investment strategy reflects the illiquid nature of the majority of our liability cash flows and results in yields in the investment portfolios supporting the cash outflows required for these products that are generally higher than a single-A yield. In addition, the current discount rate applied to reserves for very long liability duration products such as long-term care, include an assumption for long-term yields rising to more historical levels. After the transition date, we will be required to update the discount rate each subsequent reporting period with changes recorded in other comprehensive income (OCI) and expect that this could have a material impact on OCI.

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

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2022	% Change	2021
Revenue
Premium Income	$2,403.3	1.1%	$2,378.3
Net Investment Income	527.2	(3.9)	548.7
Net Investment Gain (Loss)	(13.8)	(116.3)	84.6
Other Income	65.8	8.9	60.4
Total Revenue	2,982.5	(2.9)	3,072.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,843.9	(10.1)	2,051.2
Commissions	273.2	5.1	259.9
Interest and Debt Expense	46.9	5.6	44.4
Deferral of Acquisition Costs	(141.8)	8.6	(130.6)
Amortization of Deferred Acquisition Costs	156.1	(6.2)	166.4
Compensation Expense	248.3	4.8	236.9
Other Expenses	243.8	(0.5)	245.0
Total Benefits and Expenses	2,670.4	(7.1)	2,873.2

Income Before Income Tax	312.1	57.0	198.8
Income Tax	58.6	27.9	45.8

Net Income	$253.5	65.7	$153.0
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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.344 and 1.382 for the three months ended March 31, 2022 and 2021, respectively. If the first quarter 2021 results for our U.K. operations had been translated at the lower exchange rate of 2022, our adjusted operating revenue and adjusted operating income by segment would have both been lower by approximately $5 million and $1 million, respectively, in the first quarter of 2021. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income in our principal operating segments increased in the first quarter of 2022 relative to the same period of 2021 with higher growth in each of our principal operating business segments due to in-force block growth and higher overall sales. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income decreased in the first quarter of 2022 relative to the same period of 2021 due primarily to a decrease in the yield on invested assets and less favorable miscellaneous investment income, partially offset by a higher level of invested assets and higher investment income from inflation index-linked bonds held by Unum UK.

Credit losses on fixed maturity securities of $4.1 million and $8.3 million were recognized in net investment gains and losses for the first quarter of 2022 and 2021, respectively. Also included in net investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in gains (losses) of $(3.4) million and $16.9 million in the first quarter of 2022 and 2021, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. Also included in the first quarter of 2021 was a net realized investment gain totaling $67.6 million related to the transfer of investments in the second phase of Closed Block individual disability reinsurance transaction. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on investment gains and losses.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only (ASO) business, and the underlying results and associated net investment income of certain assumed blocks of individual disability reinsured business in the Closed Block segment.

Overall benefits experience in the first quarter of 2022 was favorable relative to the same period of 2021 driven primarily by lower mortality in our life product lines, due to the lessening impacts of COVID-19 on our insured population. Included in the first quarter of 2021 is the reserve recognition impact from the second phase of the Closed Block individual disability reinsurance transaction. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were higher during the first quarter of 2022 compared to the same period of 2021 driven by higher sales and growth in our in-force blocks of business in our principal operating business segments. The decrease in amortization of deferred acquisition costs in the first quarter of 2022 compared to the same period of 2021 is due primarily to a lower level of policy terminations in our Unum US voluntary benefits product line, partially offset by a higher level of policy terminations in our Colonial Life segment.

Other expenses and compensation expense, on a combined basis, increased in the first quarter of 2022 compared to the same period of 2021 due to an increase in operational investments in our business, an increase in employee-related expenses, and growth in our fee-based service products, partially offset by costs related to the Closed Block individual disability reinsurance transaction that occurred during the first quarter of 2021. Also impacting our results during the first quarter of 2021 was a decrease in the allowance for expected credit losses on premiums receivable balance which did not recur during the first quarter 2022.

Our effective income tax rate for the first quarter of 2022 was 18.8 percent, compared to 23.0 percent for the same prior year period. Our effective income tax rate differed from the U.S. statutory rate of 21 percent in effect for the first quarter of 2022 primarily due to the foreign tax rate differential. Our effective income tax rate differed from the U.S. statutory rate in effect for the first quarter of 2021 primarily due to global intangible low-taxed income, partially offset by favorable tax credits.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended March 31
	2022	% Change	2021
Unum US	$225.8	6.8%	$211.4

Unum International	$34.2	47.4%	$23.2

Colonial Life	$104.0	15.3%	$90.2

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

Segment Results

Our reporting segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate.

Unum US Segment

The Unum US segment is comprised of the group disability, group life and accidental death and dismemberment, and supplemental and voluntary lines of business. The group disability line of business includes long-term and short-term disability, medical stop-loss, and fee-based service products. The supplemental and voluntary line of business includes voluntary benefits, individual disability, and dental and vision products.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2022	% Change	2021
Adjusted Operating Revenue
Premium Income	$1,544.9	1.3%	$1,525.8
Net Investment Income	171.0	(4.8)	179.7
Other Income	47.1	16.6	40.4
Total	1,763.0	1.0	1,745.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,094.7	(3.4)	1,133.3
Commissions	153.2	3.6	147.9
Deferral of Acquisition Costs	(68.3)	2.1	(66.9)
Amortization of Deferred Acquisition Costs	79.7	(19.3)	98.7
Other Expenses	332.1	4.7	317.2
Total	1,591.4	(2.4)	1,630.2

Adjusted Operating Income	$171.6	48.3	$115.7

Operating Ratios (% of Premium Income):
Benefit Ratio	70.9%		74.3%
Other Expense Ratio	21.5%		20.8%
Adjusted Operating Income Ratio	11.1%		7.6%

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$463.9	1.4%	$457.7
Group Short-term Disability	221.6	3.0	215.2
Total Premium Income	685.5	1.9	672.9
Net Investment Income	90.3	(7.3)	97.4
Other Income	45.3	14.7	39.5
Total	821.1	1.4	809.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	506.1	0.6	503.3
Commissions	52.5	2.3	51.3
Deferral of Acquisition Costs	(12.7)	0.8	(12.6)
Amortization of Deferred Acquisition Costs	12.7	(1.6)	12.9
Other Expenses	199.9	4.8	190.8
Total	758.5	1.7	745.7

Adjusted Operating Income	$62.6	(2.3)	$64.1

Operating Ratios (% of Premium Income):
Benefit Ratio	73.8%		74.8%
Other Expense Ratio	29.2%		28.4%
Adjusted Operating Income Ratio	9.1%		9.5%

Persistency:
Group Long-term Disability	90.4%		90.7%
Group Short-term Disability	89.2%		86.1%

Premium income was higher in the first quarter of 2022 compared to the same period of 2021 driven by in-force block growth and higher sales across all product lines. Net investment income was lower in the first quarter of 2022 relative to the same period of 2021 due primarily to lower miscellaneous investment income and a decrease in the yield on invested assets. Other income increased in the first quarter of 2022 compared to the same period of 2021 due to growth in our fee-based service products.

Benefits experience was favorable in the first quarter of 2022 compared to the same period of 2021 due to lower claims incidence in the group short-term disability product line as well as favorable claim recoveries in our group long-term disability product line.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2022 compared to the same period of 2021 due primarily to in-force block growth and higher sales. The amortization of deferred acquisition costs decreased slightly in the first quarter of 2022 compared to the same period of 2021 due to a decline in the level of the deferred asset. Our other expense ratio increased in the first quarter of 2022 compared to the same period of 2021 due primarily to an increase in operational investments in our business and growth in our fee-based service products.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Group Life	$412.6	0.6%	$410.0
Accidental Death & Dismemberment	42.1	1.7	41.4
Total Premium Income	454.7	0.7	451.4
Net Investment Income	24.9	—	24.9
Other Income	0.4	33.3	0.3
Total	480.0	0.7	476.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	399.5	(10.4)	445.8
Commissions	36.7	(0.3)	36.8
Deferral of Acquisition Costs	(9.1)	(3.2)	(9.4)
Amortization of Deferred Acquisition Costs	8.2	(14.6)	9.6
Other Expenses	54.1	3.8	52.1
Total	489.4	(8.5)	534.9

Adjusted Operating Loss	$(9.4)	83.9	$(58.3)

Operating Ratios (% of Premium Income):
Benefit Ratio	87.9%		98.8%
Other Expense Ratio	11.9%		11.5%
Adjusted Operating Loss Ratio	(2.1)%		(12.9)%

Persistency:
Group Life	89.0%		90.1%
Accidental Death & Dismemberment	88.2%		89.7%

Premium income was slightly higher in the first quarter of 2022 compared to the same period of 2021 due to higher sales, partially offset by lower persistency. Net investment income in the first quarter of 2022 was consistent with the same period of 2021.

Benefits experience in the first quarter of 2022 was favorable compared to the same period of 2021 due to lower mortality in the group life product line, resulting primarily from lessening impacts of COVID-19 on our insured population.

Commissions and deferral of acquisition costs in the first quarter of 2022 were generally consistent compared to the same period of 2021. The amortization of deferred acquisition costs decreased in the first quarter of 2022 relative to the same period of 2021 due to a decline in the level of the deferred asset. The other expense ratio increased slightly in the first quarter of 2022 compared to the same period of 2021 due primarily to an increase in operational investments in our business.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$220.5	0.8%	$218.7
Individual Disability	113.6	(1.8)	115.7
Dental and Vision	70.6	5.2	67.1
Total Premium Income	404.7	0.8	401.5
Net Investment Income	55.8	(2.8)	57.4
Other Income	1.4	133.3	0.6
Total	461.9	0.5	459.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	189.1	2.7	184.2
Commissions	64.0	7.0	59.8
Deferral of Acquisition Costs	(46.5)	3.6	(44.9)
Amortization of Deferred Acquisition Costs	58.8	(22.8)	76.2
Other Expenses	78.1	5.1	74.3
Total	343.5	(1.7)	349.6

Adjusted Operating Income	$118.4	7.7	$109.9

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits	40.4%		39.3%
Individual Disability	42.5%		42.4%
Dental and Vision	73.4%		73.2%
Other Expense Ratio	19.3%		18.5%
Adjusted Operating Income Ratio	29.3%		27.4%

Persistency:
Voluntary Benefits	75.9%		74.3%
Individual Disability	89.3%		90.2%
Dental and Vision	84.0%		87.4%

Premium income was slightly higher in the first quarter of 2022 compared to the same period of 2021, with growth in the dental and vision and voluntary benefits product lines, partially offset by a decline in the individual disability product line. Net investment income was lower in the first quarter of 2022 compared to the same period of 2021 due to a decrease in the level of invested assets and lower miscellaneous investment income.

Benefits experience for voluntary benefits was unfavorable in the first quarter of 2022 compared to the same period of 2021 due to higher policy reserves driven by favorable persistency, partially offset by lower mortality within the life product line, resulting primarily from lessening impacts of COVID-19 on our insured population. Benefits experience for the individual disability and dental and vision product lines in the first quarter of 2022 was generally consistent compared to the same period of 2021.

Commissions and deferral of acquisition costs were higher for the first quarter of 2022 relative to the same period of 2021 due primarily to favorable persistency in the voluntary benefits product line and an increase in sales in the individual disability product line. The amortization of deferred acquisition costs decreased in the first quarter of 2022 relative to the same period of 2021 due to a lower level of policy terminations, primarily in the voluntary benefits product line. Our other expense ratio increased in the first quarter of 2022 compared to the same period of 2021 due primarily to a decrease in the allowance for expected credit losses on premium receivable balances during the first quarter of 2021 that did not recur during the same period of 2022 and an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2022	% Change	2021
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$40.6	30.5%	$31.1
Group Short-term Disability	27.8	15.4	24.1
Group Life and AD&D	33.6	11.3	30.2
Subtotal	102.0	19.4	85.4
Supplemental and Voluntary
Voluntary Benefits	94.3	(6.6)	101.0
Individual Disability	20.3	19.4	17.0
Dental and Vision	9.2	15.0	8.0
Subtotal	123.8	(1.7)	126.0
Total Sales	$225.8	6.8	$211.4

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$65.6	12.7%	$58.2
Large Case Market	36.4	33.8	27.2
Subtotal	102.0	19.4	85.4
Supplemental and Voluntary	123.8	(1.7)	126.0
Total Sales	$225.8	6.8	$211.4

Group sales increased during the first quarter of 2022 compared to the same period of 2021 due to higher sales to new and existing customers in both the core market, which we define as employee groups with fewer than 2,000 employees, and the large case market. Despite the increase in sales, we are continuing to experience strong competition in the large case market. The sales mix in the group market sector for the first three months of 2022 was approximately 64 percent core market and 36 percent large case market.

Voluntary benefits sales decreased during the first quarter of 2022 compared to the same period of 2021 due to lower sales to new customers in both the core and large case markets, partially offset by higher sales to existing customers in both the core and large case markets. Individual disability sales, which are primarily concentrated in the multi-life market, increased in the first quarter of 2022 compared to the same period of 2021 due to higher sales to existing customers, partially offset by a decline in sales to new customers. Dental and vision sales increased in the first quarter of 2022 compared to the same period of 2021 driven by higher sales to existing customers, partially offset by lower sales to new customers.

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

Our near-term results will be influenced by pandemic trends, specifically the mortality rate in our insured population along with the level and severity of infection rates. As the pandemic impacts continue to lessen, we anticipate seeing a recovery in earnings given the underlying strength of our business. We expect full year premium income to grow at a rate slightly higher than 2021. While we expect our claim experience to improve as impacts from COVID-19 lessen, we may also continue to experience claims volatility, particularly in our group disability and group and voluntary life products. We may also experience potential disruption in our overall claims processing activity, which can result in short-term unfavorable experience. Furthermore, we could continue to experience an increase in the volume of activity associated with our leave management services which would lead to an increase in expenses.

While interest rates have increased, the low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. A rising interest rate environment could positively impact our yields on new investments but could create unrealized losses in our current holdings. Our net investment income may continue to be impacted by fluctuations in miscellaneous investment income.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$103.4	6.5%	$97.1
Group Life	32.2	17.9	27.3
Supplemental	29.0	3.6	28.0
Unum Poland	23.2	5.5	22.0
Total Premium Income	187.8	7.7	174.4
Net Investment Income	34.5	32.7	26.0
Other Income	0.2	100.0	0.1
Total	222.5	11.0	200.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	147.3	13.7	129.5
Commissions	14.9	15.5	12.9
Deferral of Acquisition Costs	(3.5)	20.7	(2.9)
Amortization of Deferred Acquisition Costs	2.0	(4.8)	2.1
Other Expenses	34.6	6.5	32.5
Total	195.3	12.2	174.1

Adjusted Operating Income	$27.2	3.0	$26.4

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£77.1	9.5%	£70.4
Group Life	24.0	21.2	19.8
Supplemental	21.6	6.4	20.3
Total Premium Income	122.7	11.0	110.5
Net Investment Income	24.2	39.1	17.4
Other Income	0.1	N.M.	—
Total	147.0	14.9	127.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	99.0	19.0	83.2
Commissions	8.2	22.4	6.7
Deferral of Acquisition Costs	(1.2)	50.0	(0.8)
Amortization of Deferred Acquisition Costs	1.2	(7.7)	1.3
Other Expenses	20.6	9.0	18.9
Total	127.8	16.9	109.3

Adjusted Operating Income	£19.2	3.2	£18.6

Weighted Average Pound/Dollar Exchange Rate	1.344		1.382

Operating Ratios (% of Premium Income):
Benefit Ratio	80.7%		75.3%
Other Expense Ratio	16.8%		17.1%
Adjusted Operating Income Ratio	15.6%		16.8%

Persistency:
Group Long-term Disability	88.1%		87.0%
Group Life	88.0%		87.2%
Supplemental	90.4%		88.2%

N.M. = not a meaningful percentage

Premium income was higher in the first quarter of 2022 compared to the same period of 2021 due to growth in the in-force blocks resulting from the impact of rate increases in the group long-term disability product line, higher overall persistency, and higher sales.

Net investment income was higher in the first quarter of 2022 relative to the same period of 2021 due to higher investment income from inflation index-linked bonds, partially offset by a lower yield on fixed-rate bonds. Our investments in inflation index-linked bonds support the claim reserves associated with certain group policies that provide for inflation-linked increases in benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was unfavorable in the first quarter of 2022 relative to the same period of 2021 due to higher inflation-linked experience in benefits, and timing of notifications and claims resolutions in the group long-term disability product line resulting from the ongoing effects of disruptions to health services that were caused by COVID-19.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2022 relative to the same prior year period due primarily to higher sales. The amortization of deferred acquisition costs during the first quarter of 2022 was generally consistent with the same prior year period. The other expense ratio was slightly lower in the first quarter of 2022 relative to the same prior year period due to our continued focus on expense management and operating efficiencies.

Sales

(in millions of dollars and pounds)
	Three Months Ended March 31
	2022	% Change	2021
Unum International Sales by Product
Unum UK
Group Long-term Disability	$15.6	92.6%	$8.1
Group Life	8.3	27.7	6.5
Supplemental	5.9	15.7	5.1
Unum Poland	4.4	25.7	3.5
Total Sales	$34.2	47.4	$23.2

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$12.1	47.6%	$8.2
Large Case Market	11.8	84.4	6.4
Subtotal	23.9	63.7	14.6
Supplemental	5.9	15.7	5.1
Unum Poland	4.4	25.7	3.5
Total Sales	$34.2	47.4	$23.2

Unum UK Sales by Product
Group Long-term Disability	£11.6	96.6%	£5.9
Group Life	6.2	31.9	4.7
Supplemental	4.4	18.9	3.7
Total Sales	£22.2	55.2	£14.3

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£8.9	48.3%	£6.0
Large Case Market	8.9	93.5	4.6
Subtotal	17.8	67.9	10.6
Supplemental	4.4	18.9	3.7
Total Sales	£22.2	55.2	£14.3

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales increased in the first quarter of 2022 compared to the same period of 2021, driven by higher sales to new and existing customers in both the core market, which we define as employee groups with fewer than 500 employees, and the large case market.

Group life sales increased in the first quarter of 2022 compared to the same period of 2021 driven primarily by higher sales to new customers in the core and large case markets, partially offset by lower sales to existing customers in the large case market.

Supplemental sales increased in the first quarter of 2022 compared to the same period of 2021 due to higher sales for our dental products, partially offset by lower sales of our group critical illness products.

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

We expect to see increased demand for protection products as a result of the pandemic. We expect strong premium growth and improving claims experience but recognize that we could continue to experience claims volatility in our group life and disability product lines. Despite ongoing economic uncertainty, we believe we are well positioned to capitalize on future growth opportunities as the operating environment improves. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We will likely continue to experience higher net investment income and increases in our benefit ratio due to the higher level of inflation in the U.K. we expect over the coming year. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly to respond to external challenges.

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

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$239.7	(0.4)%	$240.7
Life	101.7	5.3	96.6
Cancer and Critical Illness	89.3	0.2	89.1
Total Premium Income	430.7	1.0	426.4
Net Investment Income	38.1	1.1	37.7
Other Income	0.3	50.0	0.2
Total	469.1	1.0	464.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	212.3	(10.1)	236.2
Commissions	85.6	9.3	78.3
Deferral of Acquisition Costs	(70.0)	15.1	(60.8)
Amortization of Deferred Acquisition Costs	74.4	13.4	65.6
Other Expenses	76.7	7.0	71.7
Total	379.0	(3.1)	391.0

Adjusted Operating Income	$90.1	22.9	$73.3

Operating Ratios (% of Premium Income):
Benefit Ratio	49.3%		55.4%
Other Expense Ratio	17.8%		16.8%
Adjusted Operating Income Ratio	20.9%		17.2%

Persistency:
Accident, Sickness, and Disability	74.5%		75.0%
Life	85.4%		84.1%
Cancer and Critical Illness	82.2%		82.3%

Premium income increased in the first quarter of 2022 compared to the same period of 2021 due to the life product line, driven by improved persistency and an increase in sales in prior periods. Net investment income was slightly higher in the first quarter of 2022 compared to the same period of 2021 due to an increase in the level of invested assets, partially offset by a decrease in the yield on invested assets.

Benefits experience in the first quarter of 2022 was favorable relative to the same period of 2021, with favorable claim experience across all products, partially resulting from lower mortality in the life product line due to lessening impacts of COVID-19 on our insured population.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2022 relative to the same period of 2021 due to higher sales in prior periods. The amortization of deferred acquisition costs in the first quarter of 2022 was higher relative to the same period of 2021 due to a higher level of policy terminations primarily in the accident, sickness, and disability product line. The other expense ratio was higher in the first quarter of 2022 relative to the same period of 2021 due primarily to a decrease in the allowance for expected credit losses on premium receivable balances during the first quarter of 2021 that did not recur and an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2022	% Change	2021
Sales by Product
Accident, Sickness, and Disability	$65.6	14.3%	$57.4
Life	23.8	15.5	20.6
Cancer and Critical Illness	14.6	19.7	12.2
Total Sales	$104.0	15.3	$90.2

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$72.7	16.7%	$62.3
Large Case Market	12.1	5.2	11.5
Subtotal	84.8	14.9	73.8
Public Sector	19.2	17.1	16.4
Total Sales	$104.0	15.3	$90.2

Sales for each of our product lines and market sectors have increased during the first quarter of 2022 relative to the same period of 2021. The number of new accounts decreased 3.5 percent in the first quarter of 2022 compared to the same period of 2021. The average new case size increased 7.9 percent in the first quarter of 2022 compared to the same period of 2021.

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

In 2022, we expect positive operating trends with full year premium income to grow from the prior year, but at a rate that is below pre-pandemic levels. While we expect our claim experience to continue to improve as impacts from COVID-19 lessen, we could continue to experience claims volatility, particularly in our life and disability products. While interest rates have increased, the lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Long-term Care	$174.8	(1.5)%	$177.4
Individual Disability	63.4	(12.1)	72.1
All Other	1.7	(22.7)	2.2
Total Premium Income	239.9	(4.7)	251.7
Net Investment Income	274.8	(7.5)	297.2
Other Income	16.0	(13.0)	18.4
Total	530.7	(6.5)	567.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	389.6	(29.4)	552.2
Commissions	19.5	(6.3)	20.8
Other Expenses	44.2	(21.9)	56.6
Total	453.3	(28.0)	629.6

Income (Loss) Before Income Tax and Net Investment Gains and Losses	77.4	N.M.	(62.3)
Impacts from Closed Block Individual Disability Reinsurance Transaction	—	N.M.	139.3
Amortization of the Cost of Reinsurance	16.7	(16.5)	20.0
Adjusted Operating Income	$94.1	(3.0)	$97.0

Interest Adjusted Loss Ratios:
Long-term Care	70.2%		77.7%
Individual Disability [1]	78.7%		68.9%

Operating Ratios (% of Premium Income):
Other Expense Ratio [2]	11.5%		12.1%
Income (Loss) Ratio	32.3%		(24.8)%
Adjusted Operating Income Ratio	39.2%		38.5%

Persistency:
Long-term Care	95.4%		93.3%
Individual Disability	86.5%		87.7%

[1] Excluded from the first quarter of 2021 is the $133.1 million reserve recognition related to the second phase of the reinsurance transaction that occurred during the first quarter of 2021.
[2] Excludes $16.7 million and $20.0 million of amortization of the cost of reinsurance for the first quarter of 2022 and 2021, respectively. Also excluded from the first quarter of 2021 is $6.2 million of transaction costs related to the reinsurance transaction that occurred during the first quarter of 2021.

N.M. = not a meaningful percentage

Premium income for long-term care decreased in the first quarter of 2022 relative to the same period of 2021 due to policy terminations and maturities, partially offset by rate increases. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Premium income for individual disability decreased in the first quarter of 2022 compared to the same period of 2021 due to policy terminations and maturities.

Net investment income was lower during the first quarter of 2022 relative to the same period of 2021 primarily due to a decline in the yield on invested assets and lower miscellaneous investment income, partially offset by an increase in the level of invested assets. Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of individual disability business.

The interest adjusted loss ratio for long-term care was favorable during the first quarter of 2022 relative to the same period of 2021 driven primarily by lower claim incidence and continues to be favorable compared to our long-term expectations. The interest adjusted loss ratio for long-term care for the rolling twelve months, excluding the reserve increase of $2.1 million related to the assumption updates in the third quarter of 2021, was 75.5 percent. The interest adjusted loss ratio for individual disability, excluding the reserve recognition impact from the reinsurance transaction in the first quarter of 2021, was unfavorable for the first quarter of 2022 relative to the same period of 2021 due primarily to volatility as a result of the relatively small amount of business retained.

The other expense ratio, excluding certain transaction costs incurred and the amortization of the cost of reinsurance related to the previously discussed reinsurance transaction, was lower in the first quarter of 2022 relative to the same period of 2021 due to our continued focus on expense management and operating efficiencies.

Segment Outlook

We will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. We will continue to explore structural options to enhance financial flexibility. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over time as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income and the increased allocation towards alternative assets, primarily private equity partnership investments, in the long-term care product line portfolio. We record changes in our share of the net asset value (NAV) of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. As these net asset values are volatile and can fluctuate materially with changes in market economic conditions, there may possibly be significant movements up or down in future periods as conditions change. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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

As a result of the execution of the reinsurance transaction related to our Closed Block individual disability line of business where we have fully ceded a significant portion of this business, we expect that the primary impact on earnings will be the amortization of the cost of reinsurance for that agreement which we expect will be approximately $67 million for 2022. The cost of reinsurance will continue to be amortized on a declining trajectory consistent with the expected run-off pattern of the ceded reserves, which we estimate to be approximately 25 years. Due to the relatively small amount of business that has been retained, we expect that the interest adjusted loss ratio will be more volatile from period to period and we expect minimal earnings related to the retained business.

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

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2022	% Change	2021
Adjusted Operating Revenue
Net Investment Income	$8.8	8.6%	$8.1
Other Income	2.2	69.2	1.3
Total	11.0	17.0	9.4

Interest and Other Expenses	51.4	6.4	48.3

Adjusted Operating Loss	$(40.4)	(3.9)	$(38.9)

Adjusted operating loss increased in the first quarter of 2022 relative to the same period of 2021 due primarily to increased employee-related costs and interest and debt expenses.

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

Closed Block Individual Disability Reinsurance Transaction

As part of the second phase of the Closed Block individual disability reinsurance transaction entered into in December 2020 with Commonwealth, in March of 2021 we transferred fixed maturity securities of $226.8 million on an amortized cost basis and $293.7 million on a fair value basis and we recorded a total realized investment gain from the transfer of these securities, including a related net gain from cash flow hedges of $67.6 million. See "Executive Summary" for further information on the reinsurance transaction contained herein in this Item 2.

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2022

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,875.4	$109.4	$698.4	$50.6	$2,177.0	$160.0
Capital Goods	3,669.9	201.9	918.8	68.9	2,751.1	270.8
Communications	2,579.6	205.5	677.6	49.6	1,902.0	255.1
Consumer Cyclical	1,488.5	53.0	370.4	30.8	1,118.1	83.8
Consumer Non-Cyclical	6,435.1	389.3	1,606.3	127.9	4,828.8	517.2
Energy	3,291.7	292.6	472.0	29.1	2,819.7	321.7
Financial Institutions	3,637.5	30.2	1,461.0	121.7	2,176.5	151.9
Mortgage/Asset-Backed	559.1	22.7	102.7	0.7	456.4	23.4
Sovereigns	1,064.7	131.0	231.7	48.2	833.0	179.2
Technology	1,746.7	(4.1)	661.5	54.5	1,085.2	50.4
Transportation	1,904.6	72.5	626.3	47.6	1,278.3	120.1
U.S. Government Agencies and Municipalities	4,844.6	159.4	1,986.2	224.9	2,858.4	384.3
Public Utilities	5,848.6	617.0	885.5	70.4	4,963.1	687.4
Total	$39,946.0	$2,280.4	$10,698.4	$924.9	$29,247.6	$3,205.3

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of March 31, 2022 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2022. The increase in the unrealized loss on fixed maturity securities during the first quarter of 2022 was due primarily to an increase in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2022	2021
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$491.6	$29.9	$42.8	$6.1	$122.1
> 90 <= 180 days	199.5	29.4	0.2	30.2	6.1
> 180 <= 270 days	109.1	0.7	26.3	3.0	10.4
> 270 days <= 1 year	1.1	21.8	1.4	3.0	2.1
> 1 year <= 2 years	67.2	5.1	3.9	2.2	6.9
> 2 years <= 3 years	1.7	—	—	—	2.3
Sub-total	870.2	86.9	74.6	44.5	149.9

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	3.1	—	—	—	—
> 180 <= 270 days	3.7	—	—	—	—
> 270 days <= 1 year	—	1.5	—	—	—
> 1 year <= 2 years	1.9	—	—	—	—
Sub-total	8.7	1.5	—	—	—

Total	$878.9	$88.4	$74.6	$44.5	$149.9

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2022	2021
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$24.8	$0.8	$0.4	$0.3	$3.9
> 90 <= 180 days	5.9	0.3	—	2.4	3.8
> 180 <= 270 days	1.9	—	2.0	2.9	—
> 270 days <= 1 year	—	2.2	2.1	—	—
> 1 year <= 2 years	1.8	2.5	2.6	2.8	5.8
> 2 years <= 3 years	3.7	0.3	0.2	—	0.4
> 3 years	7.9	5.6	4.8	7.2	8.5
Sub-total	46.0	11.7	12.1	15.6	22.4

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	—	—	—	5.4

Total	$46.0	$11.7	$12.1	$15.6	$27.8

At March 31, 2022, we held one investment-grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security was a foreign government debt obligation and had a fair value of $156.6 million and a gross unrealized loss of $34.5 million.

We had no individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first quarter of 2022 or 2021.

As of March 31, 2022, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $2,495.6 million and $2,522.9 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased from 5.8 percent at December 31, 2021 to 5.2 percent at March 31, 2022 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,529.5 million and $2,560.4 million at March 31, 2022 and December 31, 2021, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $7.9 million and $8.3 million at March 31, 2022 and December 31, 2021, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. We held no impaired mortgage loans at March 31, 2022 or December 31, 2021. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.
Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,045.9 million and $978.6 million at March 31, 2022 and December 31, 2021, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $32.4 million for the partnerships in the first quarter of 2022 reflecting the market conditions of the fourth quarter of 2021. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $760.7 million of commitments for additional investments in the partnerships at March 31, 2022 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward starting interest rate swaps and options on forward starting interest rate swaps and U.S. Treasury rates, current and forward starting currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure was $1.7 million at March 31, 2022. We held $35.0 million of net cash collateral from our counterparties at March 31, 2022. The carrying value of fixed maturity securities posted as collateral to our counterparties was $27.6 million at March 31, 2022. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
For further information see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021, and Notes 3, 4, and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of March 31, 2022, Unum Group and our intermediate holding companies had available holding company liquidity of $1,269 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. In October 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock through December 2022, with the timing and amount of repurchase activity to be based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. In February 2022, we entered into an accelerated share repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received an initial delivery of 1.3 million shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in April 2022, resulting in the delivery to us of 0.4 million additional shares. In total, we repurchased 1.7 million shares pursuant to the February 2022 accelerated share repurchase agreement. Following the completion of the February 2022 accelerated share repurchase agreement, the remaining repurchase amount under the current share repurchase program was $150.0 million. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Liquidity and Capital Resource Considerations - COVID-19

We have not yet experienced a significant impact to our liquidity as a result of the collection of premiums and submitted claims activity; however we continually monitor the development of these items. We believe we have the appropriate liquidity and access to capital to avoid significant disruption to our operations. To the extent that we begin to experience a significant impact to our liquidity, we would likely suspend planned share repurchases, sell highly liquid invested assets, borrow funds through our memberships with regional FHLBs, and/or borrow funds under our credit facility to meet operational cash flow requirements.

For further discussion of the key considerations regarding the impacts of COVID-19 see "Executive Summary" herein in this Item 2.

Closed Block Individual Disability Reinsurance Transaction

In December 2020, we completed the first phase of a reinsurance transaction, pursuant to which Provident, Paul Revere, and Unum America, wholly-owned domestic insurance subsidiaries of Unum Group and collectively referred to as "the ceding companies", each entered into separate reinsurance agreements with Commonwealth to reinsure, on a coinsurance basis effective as of July 1, 2020, approximately 75 percent of the Closed Block individual disability insurance business, primarily direct business written by the ceding companies. In March 2021, we completed the second phase of the reinsurance transaction, pursuant to which the ceding companies and Commonwealth amended and restated their respective reinsurance agreements to reinsure on a coinsurance and modified coinsurance basis effective as of January 1, 2021, a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business previously assumed by the ceding companies. Commonwealth established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreements. In connection with the second phase of the reinsurance transaction in March 2021, Commonwealth paid a ceding commission to the ceding companies of $18.2 million and the ceding companies transferred assets of $767 million, which consisted primarily of cash and fixed maturity securities. We released approximately $200 million of capital during the first quarter of 2021 as a result of the closing of the second phase of the transaction.

See "Executive Summary" contained herein in this Item 2 for further discussion on the impacts related to this reinsurance transaction.

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

Restrictions under applicable state insurance laws limit the amount of dividends that can be paid to a parent company from its insurance subsidiaries in any 12-month period without prior approval by regulatory authorities. For life insurance companies domiciled in the U.S., that limitation generally equals, depending on the state of domicile, either ten percent of an insurer's statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized capital gains and losses, of the preceding year. The payment of dividends to a parent company from a life insurance subsidiary is generally further limited to the amount of unassigned funds.

In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves are deficient by $2,100 million as of December 31, 2018, the financial statement date of the examination period. The amount reserves are deficient by may increase or decrease over time based on changes in assumed reinvestment rates, policyholder inventories, rate increase activity, and the underlying growth in the locked in statutory reserve basis as well as updates to other long term actuarial assumptions. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. During the fourth quarter of 2020, reserves were deficient by approximately $2,290 million, prior to the 2020 phase-in adjustment. The increase in the reserve deficiency from the original $2,100 million as of December 31, 2018 was primarily driven by changes in the assumed reinvestment rate. The 2020 phase-in amount was recorded in the fourth quarter of 2020 and was approximately $229 million, resulting in $2,061 million remaining to be phased in as of December 31, 2020. During the fourth quarter of 2021, reserves were deficient by approximately $2,748 million, prior to the 2021 phase in adjustment. The increase in the reserve deficiency from the balance as of December 31,

2020 was primarily driven by changes in the assumed reinvestment rate. The 2021 phase in amount was recorded in the fourth quarter of 2021 and was approximately $438 million, resulting in approximately $2,310 million remaining to be phased in as of December 31, 2021. The phase in amounts for both 2020 and 2021 were funded using cash flows from operations and capital contributions from Unum Group. During the first quarter of 2022, a $50 million phase-in amount was recorded, resulting in approximately $2,260 million remaining to be phased in as of March 31, 2022. The strengthening is incorporated by using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows and capital contributions from Unum Group.

Unum America cedes blocks of business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Fairwind did not pay dividends in 2021 nor do we anticipate that Fairwind will pay dividends in 2022. During the first quarter of 2022, Unum Group made $215.0 million in capital contributions to Fairwind in anticipation of the premium deficiency reserve establishment during 2022 resulting from the resolution of the examination of Unum America by the MBOI.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at March 31, 2022 are in line with our expectations and are significantly above the level that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of Solvency II, an European Union (EU) directive that is part of retained UK law pursuant to the European Union (Withdrawal) Act 2018, which prescribes capital requirements and risk management standards for the European insurance industry. Our U.K. holding company is also subject to the Solvency II requirements relevant to insurance holding companies while, together with certain of its subsidiaries including Unum Limited, the group (the Unum UK Solvency II Group) is subject to group supervision under Solvency II. The Unum UK Solvency II Group received approval from the U.K. Prudential Regulation Authority to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime continues to be implemented. In connection with the U.K.’s exit from the EU, the U.K. government is reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations. Recent economic conditions have caused volatility in our solvency ratios used to monitor capital adequacy.

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

Funding for Employee Benefit Plans

During the three months ended March 31, 2022, we made contributions of $16.3 million and £1.0 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $59 million and £3 million during the remainder of 2022. We made no contributions to our U.S. and U.K. qualified defined benefit pension plans during the three months ended March 31, 2022. We do not expect to make any contributions to either plan during 2022. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt, Credit Facilities, and Other Sources of Liquidity

Our long-term debt balance at March 31, 2022 was $3,442.9 million, net of deferred debt issuance costs of $34.0 million, and consisted primarily of unsecured senior notes and junior subordinated debt securities.

In April 2022, we amended and restated our existing credit agreement providing for a five-year $500 million senior unsecured revolving credit facility with a syndicate of lenders. The credit facility, which was previously set to expire in April 2024, was extended through April 2027. We may request that the lenders’ aggregate commitments of $500 million under the facility be increased by up to an additional $200 million. Certain of our traditional U.S. life insurance subsidiaries, Unum America, Provident, and Colonial Life joined the agreement and may borrow under the credit facility, and we can elect to add additional insurance subsidiaries to the facility at any later date. Any obligation of a subsidiary under the credit facility is several only and not joint and is subject to an unconditional guarantee by Unum Group. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for borrowings at an interest rate based on the prime rate, the federal funds rate or the Secured Overnight Financing Rate. The credit facility also provides for the issuance of letters of credit subject to certain terms and limitations. At March 31, 2022, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

We also have a five-year, £75 million senior unsecured standby letter of credit facility with a different syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75 million until its scheduled expiration in July 2026. The credit facility provides for borrowings at an interest rate based on the prime rate or the federal funds rate. No amounts have been drawn on the letter of credit. If drawings are made in the future, we may elect to borrow such amounts from the lenders pursuant to term loans made under the credit facility.

Each credit facility includes financial covenants based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness.

We also have a 20-year facility agreement with a Delaware trust that gives us the right to issue and to sell to the trust, on one or more occasions, up to $400.0 million of 4.046% senior notes in exchange for U.S. Treasury securities held by the trust. These senior notes will not be issued unless and until the issuance right is exercised. The exercise of the issuance right triggers recognition of the senior notes on our consolidated balance sheets. We may also direct the trust to grant the right to exercise the issuance right with respect to all or a designated amount of the senior notes to one or more assignees (who are our consolidated subsidiaries or persons to whom we have an obligation). We pay a semi-annual facility fee to the trust at a rate of 2.225% per year on the unexercised portion of the maximum amount of senior notes that we could issue and sell to the trust and we reimburse the trust for its expenses.

There are no significant financial covenants associated with any of our outstanding notes or debt securities. We continually monitor our compliance with our credit facility covenants and remain in compliance. We have not observed any current trends that would cause a breach of any of our credit facility covenants.

See "Debt" and Note 8 of the "Notes to Consolidated Financial Statements" contained in Part II, Items 7 and 8, respectively, of our annual report on Form 10-K for the year ended December 31, 2021 for further discussion.

Commitments

As of March 31, 2022, we had commitments of $44.0 million to fund certain investments in private placement fixed maturity securities, $760.7 million to fund certain private equity partnerships, and $26.5 million to fund commercial mortgage loans.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021. During the first three months of 2022, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of March 31, 2022, we held $73.3 million of cash collateral from securities lending agreements. The average cash collateral balance during the first three months of 2022 was $88.7 million, and the maximum amount outstanding at any month end was $100.0 million. As of March 31, 2022, we held $176.0 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2022 was $187.9 million, and the maximum amount outstanding at any month end was $200.8 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at March 31, 2022, nor did we utilize any securities repurchase agreements during the first three months of 2022. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of March 31, 2022, we owned $23.3 million of FHLB common stock and had outstanding advances of $178.2 million from the regional FHLBs which were used the purpose of investing in either short-term investments or fixed maturity securities. As of March 31, 2022, we have additional borrowing capacity of approximately $834.1 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Three Months Ended March 31
	2022	2021
Net Cash Provided (Used) by Operating Activities	$325.8	$(193.8)
Net Cash Provided (Used) by Investing Activities	(192.4)	588.6
Net Cash Used by Financing Activities	(101.8)	(30.0)
Net Change in Cash and Bank Deposits	$31.6	$364.8

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

Included in the change in insurance reserves and liabilities and net investment (gain) loss to reconcile net income to net cash provided (used) by operating activities as reported in our consolidated statements of cash flows for the first quarter of 2021 were the impacts of the second phase of the Closed Block individual disability reinsurance transaction. Also included in operating cash flows for the first quarter of 2021 was $456.8 million of cash paid to the reinsurer related to the second phase of the Closed Block individual disability reinsurance transaction. See "Executive Summary" contained herein in this Item 2 and Note 12 of the "Notes to Consolidated Financial Statements" for additional information on the Closed Block individual disability reinsurance transaction.

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

Cash used to repurchase shares of Unum Group's common stock during the first three months of 2022 was $50.0 million. There were no share repurchases made during the first three months of 2021. During the first three months of 2022 and 2021, we paid dividends of $62.0 million and $58.4 million, respectively, to holders of Unum Group's common stock.

Included in financing cash flows during the first three months of 2021 was $17.9 million of cash received related to the ALR cohort volatility agreement with Commonwealth as a result of the second phase of the Closed Block individual disability reinsurance transaction.

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

There have been no changes in the rating agencies' outlooks or ratings during 2022 prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2021 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2021. During the first three months of 2022, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2022.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 11 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2022.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1)(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
January 1 - January 31, 2022	—	$—	—	$200,000,000
February 1 - February 28, 2022	1,343,123	(2)	1,343,123	150,000,000
March 1 - March 31, 2022	—	—	—	150,000,000
Total	1,343,123		1,343,123

(1) In October 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock through December 2022.

(2) In February 2022, we entered into an accelerated share repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received an initial delivery of 1,343,123 shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. We simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock at our option. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in April 2022, resulting in the delivery to us of 398,800 additional shares. In total, we repurchased 1,741,923 shares pursuant to the February 2022 accelerated share repurchase agreement. Following the completion of the February 2022 accelerated share repurchase agreement, the remaining repurchase amount under the current share repurchase program was $150.0 million.

ITEM 6. EXHIBITS

Index to Exhibits

(10.1)
Second Amended and Restated Credit Agreement, dated as of April 15, 2022, among Unum Group, Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, and Colonial Life & Accident Insurance Company, as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, Fronting Bank and Swingline Lender (incorporated by reference to Exhibit 10.1 of Unum Group’s Form 8-K filed on April 21, 2022).

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

Unum Group
(Registrant)
Date: May 6, 2022	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: May 6, 2022	By:	/s/ Cherie A. Pashley
Cherie A. Pashley
Senior Vice President, Chief Accounting Officer