Form 10-Q
period 2022-06-30
Unum Group
filed 2022-08-03
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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

200,000,411 shares of the registrant's common stock were outstanding as of August 1, 2022.

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
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $37,702.5; $37,386.7; allowance for credit losses of $4.1; $—)	$36,576.4	$43,336.0
Mortgage Loans (net of allowance for credit losses of $8.4; $8.3)	2,490.7	2,560.4
Policy Loans	3,524.3	3,662.9
Other Long-term Investments	1,391.6	1,203.0
Short-term Investments	1,336.1	1,388.0
Total Investments	45,319.1	52,150.3

Other Assets
Cash and Bank Deposits	151.4	75.0
Accounts and Premiums Receivable (net of allowance for credit losses of $34.3; $34.2)	1,563.9	1,519.9
Reinsurance Recoverable (net of allowance for credit losses of $2.3; $2.3)	10,377.7	10,919.3
Accrued Investment Income	705.6	602.7
Deferred Acquisition Costs	2,247.6	2,207.9
Goodwill	347.7	352.2
Property and Equipment	447.5	462.7
Deferred Income Tax	149.9	—
Other Assets	1,810.7	1,825.6

Total Assets	$63,121.1	$70,115.6

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	June 30	December 31
	2022	2021
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,815.9	$1,907.7
Reserves for Future Policy and Contract Benefits	43,088.0	48,007.5
Unearned Premiums	437.0	347.5
Other Policyholders’ Funds	1,778.8	1,790.9
Income Tax Payable	232.6	159.1
Deferred Income Tax	5.8	458.4
Long-term Debt	3,442.8	3,442.2
Other Liabilities	2,615.1	2,585.9

Total Liabilities	53,416.0	58,699.2

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 308,132,633 and 307,334,853 shares	30.8	30.7
Additional Paid-in Capital	2,417.4	2,408.1
Accumulated Other Comprehensive Income (Loss)	(1,772.2)	354.1
Retained Earnings	12,353.7	11,853.2
Treasury Stock - at cost: 107,899,280 and 104,820,670 shares	(3,324.6)	(3,229.7)

Total Stockholders' Equity	9,705.1	11,416.4

Total Liabilities and Stockholders' Equity	$63,121.1	$70,115.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,417.3	$2,374.4	$4,820.6	$4,752.7
Net Investment Income	559.0	563.5	1,086.2	1,112.2
Net Investment Gain (Loss)	(4.1)	0.9	(17.9)	85.5
Other Income	68.7	54.2	134.5	114.6
Total Revenue	3,040.9	2,993.0	6,023.4	6,065.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,758.1	1,854.1	3,602.0	3,905.3
Commissions	274.4	259.7	547.6	519.6
Interest and Debt Expense	47.4	45.3	94.3	89.7
Cost Related to Early Retirement of Debt	—	67.3	—	67.3
Deferral of Acquisition Costs	(137.9)	(129.7)	(279.7)	(260.3)
Amortization of Deferred Acquisition Costs	142.6	136.0	298.7	302.4
Compensation Expense	259.9	247.4	508.2	484.3
Other Expenses	253.3	250.3	497.1	495.3
Total Benefits and Expenses	2,597.8	2,730.4	5,268.2	5,603.6

Income Before Income Tax	443.1	262.6	755.2	461.4

Income Tax Expense (Benefit)
Current	143.6	50.4	226.9	117.9
Deferred	(70.9)	29.3	(95.6)	7.6
Total Income Tax Expense	72.7	79.7	131.3	125.5

Net Income	$370.4	$182.9	$623.9	$335.9

Net Income Per Common Share
Basic	$1.84	$0.89	$3.09	$1.64
Assuming Dilution	$1.83	$0.89	$3.07	$1.64

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars)
Net Income	$370.4	$182.9	$623.9	$335.9

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain (Loss) on Securities Before Adjustment (net of tax expense (benefit) of $(721.3); $226.9; $(1,496.4); $(207.3))	(2,681.1)	858.8	(5,574.9)	(787.2)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $420.5; $(165.8); $957.4; $166.0)	1,550.1	(625.6)	3,547.8	630.9
Change in Net Gain on Hedges (net of tax benefit of $1.6; $—; $4.5; $5.4)	(5.0)	0.4	(15.4)	(20.3)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $5.3; $(0.2); $6.1; $1.6)	(61.1)	9.3	(93.0)	16.6
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $2.0; $1.2; $2.9; $2.4)	5.0	4.1	9.2	7.9
Total Other Comprehensive Income (Loss)	(1,192.1)	247.0	(2,126.3)	(152.1)

Comprehensive Income (Loss)	$(821.7)	$429.9	$(1,502.4)	$183.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars)
Common Stock
Balance at Beginning of Period	$30.8	$30.7	$30.7	$30.7
Common Stock Activity	—	—	0.1	—
Balance at End of Period	30.8	30.7	30.8	30.7

Additional Paid-in Capital
Balance at Beginning of Period	2,395.8	2,380.8	2,408.1	2,376.2
Common Stock Activity	21.6	6.0	9.3	10.6
Balance at End of Period	2,417.4	2,386.8	2,417.4	2,386.8

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	(580.1)	(24.9)	354.1	374.2
Other Comprehensive Income (Loss)	(1,192.1)	247.0	(2,126.3)	(152.1)
Balance at End of Period	(1,772.2)	222.1	(1,772.2)	222.1

Retained Earnings
Balance at Beginning of Period	12,043.8	11,363.2	11,853.2	11,269.6
Net Income	370.4	182.9	623.9	335.9
Dividends to Stockholders (per common share: $0.300; $0.285; $0.600; $0.570)	(60.5)	(58.5)	(123.4)	(117.9)
Balance at End of Period	12,353.7	11,487.6	12,353.7	11,487.6

Treasury Stock
Balance at Beginning of Period	(3,267.2)	(3,179.7)	(3,229.7)	(3,179.7)
Repurchases of Treasury Stock	(57.4)	—	(94.9)	—
Balance at End of Period	(3,324.6)	(3,179.7)	(3,324.6)	(3,179.7)

Total Stockholders' Equity at End of Period	$9,705.1	$10,947.5	$9,705.1	$10,947.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2022	2021
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$623.9	$335.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	469.3	281.5
Change in Deferred Acquisition Costs	19.0	42.1
Change in Insurance Reserves and Liabilities	(112.4)	316.2
Change in Income Taxes	24.9	185.2
Change in Other Accrued Liabilities	(86.7)	(64.8)
Non-cash Components of Net Investment Income	(240.3)	(246.7)
Net Investment (Gain) Loss	17.9	(85.5)
Depreciation	56.7	59.6
Cash Related to Reinsurance Transaction	—	(456.8)
Amortization of the Cost of Reinsurance	33.3	39.7
Other, Net	(21.0)	75.8
Net Cash Provided by Operating Activities	784.6	482.2

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	356.9	268.1
Proceeds from Maturities of Fixed Maturity Securities	785.8	1,393.5
Proceeds from Sales and Maturities of Other Investments	218.6	179.4
Purchases of Fixed Maturity Securities	(1,728.0)	(2,122.2)
Purchases of Other Investments	(248.9)	(167.9)
Net Sales (Purchases) of Short-term Investments	126.4	(72.8)
Net Increase in Payables for Collateral on Investments	19.3	72.8
Net Purchases of Property and Equipment	(44.4)	(57.6)
Net Cash Used by Investing Activities	(514.3)	(506.7)

Cash Flows from Financing Activities
Issuance of Long-term Debt	—	588.1
Long-term Debt Repayment	—	(500.0)
Cost Related to Early Retirement of Debt	—	(62.8)
Issuance of Common Stock	1.7	1.4
Repurchase of Common Stock	(93.4)	—
Dividends Paid to Stockholders	(122.3)	(116.7)
Proceeds from Policyholder Account Deposits	61.4	66.4
Payments for Policyholder Account Withdrawals	(38.8)	(42.8)
Cash Received Related to Active Life Volatility Cover Agreement	—	17.9
Other, Net	(2.5)	(0.9)
Net Cash Used by Financing Activities	(193.9)	(49.4)

Net Increase (Decrease) in Cash and Bank Deposits	76.4	(73.9)

Cash and Bank Deposits at Beginning of Year	75.0	197.0

Cash and Bank Deposits at End of Period	$151.4	$123.1

Certain prior year amounts were reclassified to conform to current year presentation. See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
June 30, 2022
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

In 2021, we changed the presentation of policyholder account deposits and withdrawals related to our universal life products to present the activity on a gross basis within the financing activities section of the Consolidated Statements of Cash Flows. As a result of this change, we determined that certain historical adjustments related to the cost of insurance, policy administration expenses and surrender charges for these products were incorrectly presented as a component of net cash used by financing activities rather than as a component of net cash provided by operating activities. We determined that the impact of the error to the previously issued Consolidated Statements of Cash Flows was not material and we have corrected the error. The impact of this correction for the six months ended June 30, 2021 was a decrease to the change in insurance reserves and liabilities within net cash used by operating activities of $62.0 million, with a corresponding decrease to net cash used by financing activities. Within net cash used by financing activities, the other, net line item was adjusted as a result of the error correction to separately present proceeds from policyholder account deposits and payments for policyholder account withdrawals. The error had no impact on our financial position or our results of operations.

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
Unum Group and Subsidiaries
June 30, 2022
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 2 - Accounting Developments - Continued

Standard	Description	Date of Adoption	Effect on Financial Statements
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments	This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income (loss) (OCI). These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. The update also requires that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in OCI. This update also simplifies the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations but are no longer subject to an impairment test. Significant additional disclosures will also be required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. The application of this guidance will vary based upon the specific requirements of the update but will generally result in either a modified retrospective or full retrospective approach with changes applied as of the beginning of the earliest period presented. Early adoption is permitted.	January 1, 2023
We will adopt this update effective January 1, 2023 using the modified retrospective approach with changes applied as of the beginning of the earliest period presented or January 1, 2021, also referred to as the transition date. We are continuing to evaluate the effects of implementing this update. We expect that the most significant impact at the transition date will be the requirement to update the discount rate assumption to reflect an upper-medium grade fixed-income instrument, which will be generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities and will result in a decrease to accumulated other comprehensive income (loss) within our total stockholders’ equity balance of approximately $6.5 billion to $7 billion. After the transition date, we will be required to update the discount rate each subsequent reporting period with changes recorded in OCI and expect that this could have a material impact on OCI. We expect that our net income will be materially affected by the following changes:

•The impact of updating the lifetime cohort net premium ratios (lifetime loss ratio) for actual experience each reporting period will generally cause earnings patterns to be more consistent from period to period, with variances in experience reflected in earnings over the cohort lifetime;
•Alignment of amortization of deferred acquisition costs to a constant level basis and modification of amortization periods to reflect the expected term of the related contracts could result in either higher or lower income for the affected product lines;
•Accelerated recognition of the provision for adverse deviation or other differences from current best estimate values for policies issued prior to the transition date and due to not establishing the provision for policies issued on or after the transition date will generally result in higher income most notably in the initial years after the transition date; and
•Establishing reserves for claims incurred on or after the transition date at interest rates prescribed by the update could result in either higher or lower income for the affected product lines depending on the policy issue date and the interest rate environment at that time.

This update will also significantly expand our disclosures. We do not have products with market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
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
June 30, 2022
Note 3 - Fair Values of Financial Instruments
Fair Value Measurements for Financial Instruments Carried at Fair Value

We report fixed maturity securities, which are classified as available-for-sale securities, derivative financial instruments, and unrestricted equity securities at fair value in our consolidated balance sheets. We report our investments in private equity partnerships at our share of the partnerships' net asset value or its equivalent (NAV) as a practical expedient for fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 3 - Fair Values of Financial Instruments - Continued
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
June 30, 2022
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
Unum Group and Subsidiaries
June 30, 2022
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
June 30, 2022
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

At June 30, 2022, approximately 20.2 percent of our fixed maturity securities were valued using active trades from TRACE pricing or market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 79.8 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•63.3 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•15.2 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•1.3 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of June 30, 2022 or December 31, 2021.

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
June 30, 2022
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

The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		June 30, 2022
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$268.0	Not redeemable	$106.3
		33.8	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	14.5
Total Private Credit		301.8		120.8

Private Equity	(b)	432.7	Not redeemable	277.0
		26.7	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	43.7
Total Private Equity		459.4		320.7

Real Assets	(c)	299.2	Not redeemable	280.4
		59.6	Quarterly / 90 days notice	—
Total Real Assets		358.8		280.4

Total Partnerships		$1,120.0		$721.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
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

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of June 30, 2022, the estimated remaining life of the investments that do not allow for redemptions is approximately 31 percent in the next 3 years, 56 percent during the period from 3 to 5 years, 11 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of June 30, 2022, the estimated remaining life of the investments that do not allow for redemptions is approximately 36 percent in the next 3 years, 15 percent during the period from 3 to 5 years, 46 percent during the period from 5 to 10 years, and 3 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of June 30, 2022, the estimated remaining life of the investments that do not allow for redemptions is approximately 24 percent in the next 3 years, 35 percent during period from 3 to 5 years, 38 percent during the period from 5 to 10 years, and 3 percent during the period from 10 to 15 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 3 - Fair Values of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used.

	June 30, 2022
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$87.0	$417.7	$—	$—	$504.7
States, Municipalities, and Political Subdivisions	9.2	3,921.2	—	—	3,930.4
Foreign Governments	—	881.2	20.2	—	901.4
Public Utilities	290.5	5,084.3	13.6	—	5,388.4
Mortgage/Asset-Backed Securities	—	548.3	11.6	—	559.9
All Other Corporate Bonds	6,991.4	18,193.0	103.5	—	25,287.9
Redeemable Preferred Stocks	—	3.7	—	—	3.7
Total Fixed Maturity Securities	7,378.1	29,049.4	148.9	—	36,576.4

Other Long-term Investments
Derivatives
Forwards	—	5.1	—	—	5.1
Foreign Exchange Contracts	—	88.4	—	—	88.4
Total Derivatives	—	93.5	—	—	93.5
Perpetual Preferred and Equity Securities	—	26.1	10.9	—	37.0
Private Equity Partnerships	—	—	—	1,120.0	1,120.0
Total Other Long-term Investments	—	119.6	10.9	1,120.0	1,250.5
Total Financial Instrument Assets Carried at Fair Value	$7,378.1	$29,169.0	$159.8	$1,120.0	$37,826.9

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$2.8	$—	$—	$2.8
Foreign Exchange Contracts	—	27.5	—	—	27.5
Embedded Derivative in Modified Coinsurance Arrangement	—	—	34.3	—	34.3
Total Derivatives	—	30.3	34.3	—	64.6
Total Financial Instrument Liabilities Carried at Fair Value	$—	$30.3	$34.3	$—	$64.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 3 - Fair Values of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2022
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Foreign Governments	$20.4	$—	$(0.2)	$—	$—	$—	$—	$20.2	$(0.2)	$—
Public Utilities	13.7	—	(0.1)	—	—	—	—	13.6	(0.1)	—
Mortgage/Asset-Backed Securities	49.8	—	(0.8)	—	(0.6)	0.2	(37.0)	11.6	(0.8)	—
All Other Corporate Bonds	80.7	—	(9.9)	—	—	50.5	(17.8)	103.5	(9.9)	—
Total Fixed Maturity Securities	164.6	—	(11.0)	—	(0.6)	50.7	(54.8)	148.9	(11.0)	—

Perpetual Preferred and Equity Securities	10.5	—	—	0.4	—	—	—	10.9	—	—
Embedded Derivative in Modified Coinsurance Arrangement	(33.5)	(0.8)	—	—	—	—	—	(34.3)	—	(0.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 3 - Fair Values of Financial Instruments - Continued

	Three Months Ended June 30, 2021
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Foreign Governments	$21.7	$—	$(0.2)	$—	$—	$—	$—	$21.5	$(0.2)	$—
Public Utilities	103.4	—	2.3	—	—	16.8	(18.0)	104.5	2.3	—
Mortgage/Asset-Backed Securities	77.2	—	(15.5)	—	(8.4)	10.3	(48.7)	14.9	(15.5)	—
All Other Corporate Bonds	499.2	—	3.7	—	(17.1)	128.0	(212.8)	401.0	3.7	—
Total Fixed Maturity Securities	701.5	—	(9.7)	—	(25.5)	155.1	(279.5)	541.9	(9.7)	—

Perpetual Preferred and Equity Securities	5.2	—	—	0.3	—	—	—	5.5	—	—
Embedded Derivative in Modified Coinsurance Arrangement	(22.9)	1.7	—	—	—	—	—	(21.2)	—	1.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2022
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$13.4	$—	$—	$—	$—	$—	$(13.4)	$—	$—	$—
Foreign Governments	20.8	—	(0.6)	—	—	—	—	20.2	(0.6)	—
Public Utilities	44.5	(4.1)	2.1	—	(10.8)	15.6	(33.7)	13.6	2.1	(4.1)
Mortgage/Asset-Backed Securities	187.2	—	(5.6)	8.9	(4.9)	—	(174.0)	11.6	(5.6)	—
All Other Corporate Bonds	861.5	—	(20.6)	32.6	(20.9)	13.2	(762.3)	103.5	(20.6)	—
Total Fixed Maturity Securities	1,127.4	(4.1)	(24.7)	41.5	(36.6)	28.8	(983.4)	148.9	(24.7)	(4.1)

Perpetual Preferred and Equity Securities	5.8	2.8	—	2.3	—	—	—	10.9	—	2.8
Embedded Derivative in Modified Coinsurance Arrangement	(30.1)	(4.2)	—	—	—	—	—	(34.3)	—	(4.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2021
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$15.5	$—	$—	$—	$—	$—	$(15.5)	$—	$—	$—
Foreign Governments	21.8	—	(0.3)	—	—	—	—	21.5	(0.3)	—
Public Utilities	185.7	—	(2.3)	—	(21.3)	36.0	(93.6)	104.5	(2.3)	—
Mortgage/Asset-Backed Securities	81.3	—	(24.7)	—	(62.0)	26.0	(5.7)	14.9	(24.7)	—
All Other Corporate Bonds	943.1	—	(9.0)	—	(17.4)	109.5	(625.2)	401.0	(9.0)	—
Total Fixed Maturity Securities	1,247.4	—	(36.3)	—	(100.7)	171.5	(740.0)	541.9	(36.3)	—

Perpetual Preferred and Equity Securities	4.7	—	—	0.3	—	0.5	—	5.5	—	—
Embedded Derivative in Modified Coinsurance Arrangement	(39.8)	18.6	—	—	—	—	—	(21.2)	—	18.6

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
June 30, 2022
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

	June 30, 2022
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$13.6	Discounted Cash Flows	Projected Liability Cash Flows	(a)	Investment Analyst Assumptions
All Other Corporate Bonds - Private	11.1	Market Approach	Volatility of Credit Market Convention	(c) (d)	4.86% - 4.86% / 4.86% Priced at Par Value
Perpetual Preferred and Equity Securities	10.9	Market Approach	Market Convention	(d)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(34.3)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(e)	Actuarial Assumptions 1.0%

	December 31, 2021
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$111.8	Market Approach	Lack of Marketability Volatility of Credit	(b) (c)	0.14% - 0.73% / 0.51% 6.30% - 6.30% / 6.30%
Perpetual Preferred and Equity Securities	5.8	Market Approach	Market Convention	(d)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(30.1)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(e)	Actuarial Assumptions 0.7%

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
June 30, 2022
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,240.4 million and $3,373.7 million as of June 30, 2022 and December 31, 2021, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
June 30, 2022
Note 3 - Fair Values of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	June 30, 2022
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,357.7	$—	$2,357.7	$2,490.7
Policy Loans	—	—	3,618.0	3,618.0	3,524.3
Other Long-term Investments
Miscellaneous Long-term Investments	—	17.9	5.4	23.3	23.3
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,375.6	$3,623.4	$5,999.0	$6,038.3

Liabilities
Long-term Debt	$3,133.1	$45.9	$—	$3,179.0	$3,442.8
Other Liabilities
Unfunded Commitments	—	0.7	—	0.7	0.7
Payable for Collateral on FHLB Funding Agreements	—	132.3	—	132.3	132.3
Total Financial Instrument Liabilities Not Carried at Fair Value	$3,133.1	$178.9	$—	$3,312.0	$3,575.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2021
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,677.8	$—	$2,677.8	$2,560.4
Policy Loans	—	—	3,807.1	3,807.1	3,662.9
Other Long-term Investments
Miscellaneous Long-term Investments	—	22.1	9.5	31.6	31.6
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,699.9	$3,816.6	$6,516.5	$6,254.9

Liabilities
Long-term Debt	$2,237.3	$1,641.8	$—	$3,879.1	$3,442.2
Other Liabilities
Unfunded Commitments	—	0.7	—	0.7	0.7
Payable for Collateral on FHLB Funding Agreements	—	160.9	—	160.9	160.9
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,237.3	$1,642.5	$—	$3,879.8	$3,442.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 4 - Investments
Fixed Maturity Securities

At June 30, 2022 and December 31, 2021, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	June 30, 2022
	Amortized Cost, Gross of ACL(1)	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$464.4	$—	$49.6	$9.3	$504.7
States, Municipalities, and Political Subdivisions	4,254.1	—	176.4	500.1	3,930.4
Foreign Governments	909.2	—	89.5	97.3	901.4
Public Utilities	5,256.2	4.1	345.2	208.9	5,388.4
Mortgage/Asset-Backed Securities	553.9	—	13.8	7.8	559.9
All Other Corporate Bonds	26,260.7	—	805.1	1,777.9	25,287.9
Redeemable Preferred Stocks	4.0	—	—	0.3	3.7
Total Fixed Maturity Securities	$37,702.5	$4.1	$1,479.6	$2,601.6	$36,576.4

	December 31, 2021
	Amortized Cost, Gross of ACL(1)	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$460.1	$—	$120.1	$0.1	$580.1
States, Municipalities, and Political Subdivisions	4,150.2	—	584.2	6.9	4,727.5
Foreign Governments	952.0	—	215.3	20.7	1,146.6
Public Utilities	5,266.4	—	1,159.4	9.8	6,416.0
Mortgage/Asset-Backed Securities	587.9	—	50.4	—	638.3
All Other Corporate Bonds	25,966.1	—	3,919.9	62.6	29,823.4
Redeemable Preferred Stocks	4.0	—	0.1	—	4.1
Total Fixed Maturity Securities	$37,386.7	$—	$6,049.4	$100.1	$43,336.0

(1) Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	June 30, 2022
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$204.0	$9.2	$1.9	$0.1
States, Municipalities, and Political Subdivisions	2,305.9	499.8	1.1	0.3
Foreign Governments	234.6	83.1	32.8	14.2
Public Utilities	1,724.3	191.2	51.3	17.7
Mortgage/Asset-Backed Securities	322.8	7.8	0.1	—
All Other Corporate Bonds	15,401.0	1,678.4	377.9	99.5
Redeemable Preferred Stocks	3.7	0.3	—	—
Total Fixed Maturity Securities	$20,196.3	$2,469.8	$465.1	$131.8

	December 31, 2021
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$9.3	$0.1	$—	$—
States, Municipalities, and Political Subdivisions	326.4	6.9	0.4	—
Foreign Governments	234.4	18.9	10.7	1.8
Public Utilities	263.3	9.1	17.6	0.7
Mortgage/Asset-Backed Securities	29.2	—	0.1	—
All Other Corporate Bonds	2,146.3	51.6	199.4	11.0
Total Fixed Maturity Securities	$3,008.9	$86.6	$228.2	$13.5

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	June 30, 2022
	Amortized Cost, Net of ACL	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,112.7	$9.5	$811.5	$5.2	$305.5
Over 1 year through 5 years	6,500.3	141.3	2,969.2	115.1	3,557.3
Over 5 years through 10 years	10,766.9	494.2	4,417.3	661.6	6,182.2
Over 10 years	18,764.6	820.8	7,480.0	1,811.9	10,293.5
	37,144.5	1,465.8	15,678.0	2,593.8	20,338.5
Mortgage/Asset-Backed Securities	553.9	13.8	237.0	7.8	322.9
Total Fixed Maturity Securities	$37,698.4	$1,479.6	$15,915.0	$2,601.6	$20,661.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
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

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of June 30, 2022:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$34,416.3	$1,467.6	$2,388.7	91.8%
Below-Investment-Grade	2,160.1	12.0	212.9	8.2
Total Fixed Maturity Securities	$36,576.4	$1,479.6	$2,601.6	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At June 30, 2022, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

As of June 30, 2022, we held 796 individual investment-grade fixed maturity securities and 122 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 50 investment-grade fixed maturity securities and 6 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
June 30, 2022
Note 4 - Investments - Continued
•Bid and offering prices and the level of trading activity
•Adverse changes in estimated cash flows for securitized investments
•Changes in fair value subsequent to the balance sheet date
•Any other key measures for the related security

While determining whether a credit loss exists is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of problem investments and the recording of credit losses on a timely basis for investments determined to have a credit loss. We calculate the allowance for credit losses of fixed maturity securities based on the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. When estimating future cash flows, we analyze the strength of the issuer’s balance sheet, its debt obligations and near-term funding arrangements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. As of June 30, 2022, with respect to the fixed maturity securities for which the allowance for credit losses was recognized, we do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of our estimated value.

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as "public utilities" at June 30, 2022 and "all other corporate bonds" at June 30, 2021:

	Three Months Ended June 30
	2022	2021
	(in millions of dollars)
Balance, beginning of period	$4.1	$7.3
Change in allowance on securities sold during the period	—	(7.3)
Balance, end of period	$4.1	$—

	Six Months Ended June 30
	2022	2021
	(in millions of dollars)
Balance, beginning of period	$—	$6.8
Credit losses on securities for which credit losses were not previously recorded	4.1	—
Change in allowance on securities with allowance recorded in previous period	—	0.5
Change in allowance on securities sold during the period	—	(7.3)
Balance, end of period	$4.1	$—

At June 30, 2022, we had commitments of $47.0 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of June 30, 2022, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,125.1 million, comprised of $5.1 million of tax credit partnerships and $1,120.0 million of private equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 4 - Investments - Continued
partnerships. At December 31, 2021, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $987.9 million, comprised of $9.3 million of tax credit partnerships and $978.6 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars)
Income Tax Credits	$2.0	$5.4	$4.1	$10.8
Amortization, Net of Tax	(1.5)	(3.7)	(3.0)	(7.4)
Income Tax Benefit	$0.5	$1.7	$1.1	$3.4

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $0.7 million of unfunded unconditional commitments at June 30, 2022. See Note 3 for commitments to fund private equity partnerships.

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

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,499.1 million and $2,568.7 million at June 30, 2022 and December 31, 2021, respectively. The allowance for expected credit losses was $8.4 million and $8.3 million at June 30, 2022 and December 31, 2021, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $7.8 million and $8.1 million at June 30, 2022 and December 31, 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	June 30, 2022		December 31, 2021
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$715.0	28.7%	$780.0	30.5%
Industrial	738.6	29.6	734.4	28.7
Office	454.7	18.3	467.2	18.2
Retail	537.8	21.6	533.3	20.8
Other	44.6	1.8	45.5	1.8
Total	$2,490.7	100.0%	$2,560.4	100.0%

Region
New England	$53.8	2.2%	$54.9	2.1%
Mid-Atlantic	196.5	7.9	214.7	8.4
East North Central	319.9	12.8	298.4	11.7
West North Central	184.9	7.4	193.1	7.5
South Atlantic	575.9	23.1	582.1	22.7
East South Central	103.6	4.2	120.7	4.7
West South Central	224.4	9.0	243.2	9.6
Mountain	286.6	11.5	290.6	11.3
Pacific	545.1	21.9	562.7	22.0
Total	$2,490.7	100.0%	$2,560.4	100.0%

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
June 30, 2022
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators:

	June 30, 2022		December 31, 2021
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$30.2	1.2%	$27.3	1.1%
A	696.8	28.0	709.6	27.7
BBB	1,743.3	70.0	1,802.6	70.4
BB	20.4	0.8	20.9	0.8
Total	$2,490.7	100.0%	$2,560.4	100.0%

Loan-to-Value Ratio(1)
<= 65%	$1,296.3	52.1%	$1,346.1	52.6%
> 65% <= 75%	1,091.4	43.8	1,076.8	42.0
> 75% <= 85%	90.8	3.6	114.9	4.5
> 85%	12.2	0.5	22.6	0.9
Total	$2,490.7	100.0%	$2,560.4	100.0%
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022
	Prior to 2018	2018	2019	2020	2021	2022	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$6.2	$24.0	$—	$—	$—	$—	$30.2
A	460.7	78.3	36.1	17.4	81.1	24.4	698.0
BBB	683.2	272.3	320.6	154.5	278.8	40.7	1,750.1
BB	14.8	6.0	—	—	—	—	20.8
Total Amortized Cost	1,164.9	380.6	356.7	171.9	359.9	65.1	2,499.1
Allowance for credit losses	(3.8)	(1.6)	(1.4)	(0.5)	(0.8)	(0.3)	(8.4)
Carrying Amount	$1,161.1	$379.0	$355.3	$171.4	$359.1	$64.8	$2,490.7

Loan-to-Value Ratio(1)
<=65%	$824.5	$170.3	$87.3	$68.8	$130.5	$17.2	$1,298.6
>65<=75%	242.1	204.3	269.4	103.1	229.4	47.9	1,096.2
>75%<=85%	91.7	—	—	—	—	—	91.7
>85%	6.6	6.0	—	—	—	—	12.6
Total Amortized Cost	1,164.9	380.6	356.7	171.9	359.9	65.1	2,499.1
Allowance for credit losses	(3.8)	(1.6)	(1.4)	(0.5)	(0.8)	(0.3)	(8.4)
Carrying Amount	$1,161.1	$379.0	$355.3	$171.4	$359.1	$64.8	$2,490.7
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
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
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 4 - Investments - Continued
The following table presents a roll-forward of the allowance for expected credit losses by loan-to-value ratio for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio(1)
<=65%	$2.4	$(0.1)	$—	$—	$2.3
>65<=75%	4.5	0.3	—	—	4.8
>75%<=85%	0.7	0.2	—	—	0.9
>85%	0.3	0.1	—	—	0.4
Total	$7.9	$0.5	$—	$—	$8.4

	Three Months Ended June 30, 2021
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio(1)
<=65%	$3.0	$0.2	$—	$—	$3.2
>65<=75%	6.3	(0.1)	—	—	6.2
>75%<=85%	1.2	0.3	—	—	1.5
>85%	1.0	(0.5)	—	—	0.5
Total	$11.5	$(0.1)	$—	$—	$11.4

	Six Months Ended June 30, 2022
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio(1)
<=65%	$2.6	$(0.3)	$—	$—	$2.3
>65<=75%	4.7	0.1	—	—	4.8
>75%<=85%	0.7	0.2	—	—	0.9
>85%	0.3	0.1	—	—	0.4
Total	$8.3	$0.1	$—	$—	$8.4

	Six Months Ended June 30, 2021
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio(1)
<=65%	$3.4	$(0.2)	$—	$—	$3.2
>65<=75%	7.3	(1.1)	—	—	6.2
>75%<=85%	1.3	0.2	—	—	1.5
>85%	1.1	(0.6)	—	—	0.5
Total	$13.1	$(1.7)	$—	$—	$11.4
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 4 - Investments - Continued
The marginal increase in our estimate of expected losses during the second quarter and first six months of 2022 is primarily driven by heightened uncertainty surrounding the future macroeconomic outlook, and reflects market conditions as of June 30, 2022.

There were no troubled debt restructurings during the three and six months ended June 30, 2022 and 2021. At June 30, 2022 and December 31, 2021, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the three and six months ended June 30, 2022 or 2021.

We had no impaired mortgage loans during three and six months ended June 30, 2022 or 2021, nor did we recognize any interest income on mortgage loans subsequent to impairment.

At June 30, 2022, we had commitments of $10.0 million to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At June 30, 2022 and December 31, 2021, we had a de minimis amount and $0.1 million, respectively, of expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

During the first quarter of 2022, we reclassified property previously held for the production of income to property held for sale. The carrying value of the property was $40.0 million and $40.9 million as of June 30, 2022 and December 31, 2021, respectively, and is primarily recorded within our Corporate segment. The estimated fair value less costs to sell is above the carrying value of the property and we expect to close the sale of the property in 2022.

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

As of June 30, 2022, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $297.3 million, for which we received collateral in the form of cash and securities of $112.0 million and $196.3 million, respectively. As of December 31, 2021, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $283.7 million, for which we received collateral in the form of cash and securities of $94.8 million and $198.6 million, respectively. We had no outstanding repurchase agreements at June 30, 2022 or December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 4 - Investments - Continued
The remaining contractual maturities of our securities lending agreements disaggregated by class of assets pledged are as follows:

	June 30, 2022	December 31, 2021
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$0.1	$0.1
States, Municipalities, and Political Subdivisions	2.8	0.1
Public Utilities	4.1	3.1
All Other Corporate Bonds	105.0	91.5
Total Borrowings	$112.0	$94.8
Gross Amount of Recognized Liability for Securities Lending Transactions	112.0	94.8
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	June 30, 2022	December 31, 2021
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$17.9	$22.1
Advances from FHLB	132.3	160.9

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$628.2	$786.1
Commercial Mortgage Loans	853.2	930.0
Total Carrying Value of Collateral Posted to FHLB	$1,481.4	$1,716.1

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
June 30, 2022
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

	June 30, 2022
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$93.5	$—	$93.5	$(26.1)	$(62.8)	$4.6
Securities Lending	297.3	—	297.3	(185.3)	(112.0)	—
Total	$390.8	$—	$390.8	$(211.4)	$(174.8)	$4.6

Financial Liabilities:
Derivatives	$30.3	$—	$30.3	$(30.3)	$—	$—
Securities Lending	112.0	—	112.0	(112.0)	—	—
Total	$142.3	$—	$142.3	$(142.3)	$—	$—

	December 31, 2021
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$39.5	$—	$39.5	$(9.8)	$(28.4)	$1.3
Securities Lending	283.7	—	283.7	(188.9)	(94.8)	—
Total	$323.2	$—	$323.2	$(198.7)	$(123.2)	$1.3

Financial Liabilities:
Derivatives	$35.0	$—	$35.0	$(34.0)	$—	$1.0
Securities Lending	94.8	—	94.8	(94.8)	—	—
Total	$129.8	$—	$129.8	$(128.8)	$—	$1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars)
Fixed Maturity Securities	$467.7	$471.4	$923.2	$941.2
Derivatives	15.8	17.7	30.2	33.9
Mortgage Loans	25.9	24.7	52.9	51.0
Policy Loans	5.0	5.0	9.7	9.8
Other Long-term Investments
Perpetual Preferred Securities[1]	(0.8)	2.0	2.1	5.6
Private Equity Partnerships[2]	53.6	51.9	86.0	87.8
Other	1.7	1.3	3.8	3.4
Short-term Investments	2.5	0.3	3.3	0.9
Gross Investment Income	571.4	574.3	1,111.2	1,133.6
Less Investment Expenses	9.5	7.8	19.1	15.3
Less Investment Income on Participation Fund Account Assets	2.9	3.0	5.9	6.1
Net Investment Income	$559.0	$563.5	$1,086.2	$1,112.2

1 The net unrealized gain (loss) recognized in net investment income for the three and six months ended June 30, 2022 related to perpetual preferred securities still held at June 30, 2022 was $(1.4) million and $1.0 million, respectively. The net unrealized gain (loss) recognized in net investment income for the three and six months ended June 30, 2021 related to perpetual preferred securities still held at June 30, 2021 was $1.5 million and $4.2 million, respectively.

2 The net unrealized gain recognized in net investment income for the three and six months ended June 30, 2022 related to private equity partnerships still held at June 30, 2022 was $26.9 million and $43.2 million, respectively. The net unrealized gain recognized in net investment income for the three and six months ended June 30, 2021 related to private equity partnerships still held at June 30, 2021 was $32.0 million and $59.0 million, respectively. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales[1]	$0.5	$2.3	$0.8	$73.6
Gross Losses on Sales	(4.2)	(2.5)	(13.0)	(3.6)
Credit Losses	—	(1.0)	(4.1)	(9.3)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	—	1.0	1.4	3.5
Change in Allowance for Credit Losses	(0.4)	(0.1)	0.1	1.6
Embedded Derivative in Modified Coinsurance Arrangement	(0.8)	1.7	(4.2)	18.6
All Other Derivatives	3.7	(0.1)	5.5	1.6
Foreign Currency Transactions	(2.9)	(0.4)	(4.4)	(0.5)
Net Investment Gain (Loss)	$(4.1)	$0.9	$(17.9)	$85.5

1Gross gains on sales of fixed maturity securities for the six months ended June 30, 2021 includes gains of $67.6 million as a result of the second phase of the reinsurance transaction that we completed during the first quarter of 2021. See Note 12 for further discussion.

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
June 30, 2022
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

•Foreign currency forward contracts are used to minimize foreign currency risk. A foreign currency forward is a derivative without an initial investment where we and the counterparty agree to exchange a specific amount of currencies, at a specific exchange rate, on a specific date. We use these forward contracts to hedge the currency risk arising from foreign-currency denominated investments.

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
June 30, 2022
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. As of June 30, 2022 and December 31, 2021, we had $4.6 million and $1.3 million credit exposure on derivatives, respectively. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	June 30, 2022	December 31, 2021
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$62.8	$32.0
Fixed Maturity Securities	8.3	—
	$71.1	$32.0
Carrying Value of Collateral Posted to Counterparties
Cash	$5.3	$—
Fixed Maturity Securities	13.0	27.6
	$18.3	$27.6

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $30.3 million and $35.0 million at June 30, 2022 and December 31, 2021, respectively.

Cash Flow Hedges

At both June 30, 2022 and December 31, 2021, we had $181.3 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

During the second quarter and first six months of 2022, we entered into $164.0 million and $179.0 million, respectively, of notional forward benchmark interest rate locks in order to hedge the anticipated purchase of fixed maturity securities.

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

During the first quarter of 2021, in connection with the Closed Block individual disability reinsurance transaction, we reclassified $0.6 million of deferred gains from accumulated other comprehensive income (loss) into earnings included in the net investment gain (loss) line item on our income statement. The deferred gains were related to previously terminated interest rate swaps designated as hedging instruments of fixed maturity securities in the Closed Block individual disability product line. See Note 12 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 5 - Derivative Financial Instruments - Continued

As of June 30, 2022, we expect to amortize approximately $44.4 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income (loss) into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income (loss) into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of June 30, 2022, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2051.

Fair Value Hedges

As of June 30, 2022 and December 31, 2021, we had $537.9 million and $498.5 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following table summarizes the carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$406.6	$466.3	$(30.9)	$2.0

For the three and six months ended June 30, 2022, $10.3 million and $13.7 million, respectively, of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. For the three and six months ended June 30, 2021, $17.1 million and $10.2 million, respectively, of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of June 30, 2022 and December 31, 2021, we held $148.2 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of June 30, 2022, we held no single name credit default swaps. As of December 31, 2021, we held $11.6 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of June 30, 2022 and December 31, 2021, we held $59.5 million and $41.7 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

As of June 30, 2022 and December 31, 2021, we held $71.6 million and $89.2 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 5 - Derivative Financial Instruments - Continued

We have an embedded derivative in a modified coinsurance arrangement for which we include in our net investment gains and losses, a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract. There are no credit-related counterparty triggers, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down.

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the notional amounts and fair values of derivative financial instruments, as reported in our consolidated balance sheets. Derivative assets are included in other long-term investments, while derivative liabilities are included in other liabilities within our consolidated balance sheets. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	June 30, 2022
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$179.0	$5.1	$2.8
Foreign Currency Interest Rate Swaps	181.3	18.1	4.6
Total Cash Flow Hedges	360.3	23.2	7.4

Fair Value Hedges
Foreign Currency Interest Rate Swaps	537.9	65.4	2.6

Total Designated as Hedging Instruments	$898.2	$88.6	$10.0

Not Designated as Hedging Instruments
Foreign Currency Forwards	$59.5	$4.9	$—
Foreign Currency Interest Rate Swaps	148.2	—	20.3
Total Return Swaps	71.6	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	—	34.3
Total Not Designated as Hedging Instruments	$279.3	$4.9	$54.6

Total Derivatives	$1,177.5	$93.5	$64.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
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
June 30, 2022
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30
	2022			2021
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$559.0	$(4.1)	$47.4	$563.5	$0.9	$45.3

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	50.3	—	0.7	54.8	—	7.3
Derivatives Designated as Hedging Instruments	13.0	—	—	16.5	—	0.1
Foreign Exchange Contracts:
Hedged items	2.8	—	—	4.1	—	—
Derivatives Designated as Hedging Instruments	0.4	—	—	0.6	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	3.1	(27.6)	—	2.4	1.1	—
Derivatives Designated as Hedging Instruments	2.7	27.6	—	1.2	(1.1)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 5 - Derivative Financial Instruments - Continued

	Six Months Ended June 30
	2022			2021
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$1,086.2	$(17.9)	$94.3	$1,112.2	$85.5	$89.7

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	100.7	—	1.4	106.8	2.4	14.6
Derivatives Designated as Hedging Instruments	26.4	—	—	32.0	1.8	0.2
Foreign Exchange Contracts:
Hedged items	5.6	—	—	7.2	—	—
Derivatives Designated as Hedging Instruments	0.6	—	—	0.9	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	5.8	(32.9)	—	4.7	(8.4)	—
Derivatives Designated as Hedging Instruments	4.1	32.9	—	2.2	8.4	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$3.3	$—	$2.3	$—
Foreign Exchange Contracts	6.4	0.4	4.3	(1.1)
Total	$9.7	$0.4	$6.6	$(1.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars)
Net Investment Gain (Loss)
Credit Default Swaps	$—	$(0.1)	$—	$(0.2)
Foreign Exchange Contracts	3.7	0.1	5.5	1.8
Embedded Derivative in Modified Coinsurance Arrangement	(0.8)	1.7	(4.2)	18.6
Total	$2.9	$1.7	$1.3	$20.2

Other Expenses
(Gain) Loss on Total Return Swaps	$13.0	$(5.0)	$18.7	$(3.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 6 - Accumulated Other Comprehensive Income (Loss)
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at March 31, 2022	$66.1	$51.4	$(305.8)	$(391.8)	$(580.1)
Other Comprehensive Income (Loss) Before Reclassifications	(1,133.8)	5.5	(61.1)	2.0	(1,187.4)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	2.8	(10.5)	—	3.0	(4.7)
Net Other Comprehensive Income (Loss)	(1,131.0)	(5.0)	(61.1)	5.0	(1,192.1)
Balance at June 30, 2022	$(1,064.9)	$46.4	$(366.9)	$(386.8)	$(1,772.2)

Balance at March 31, 2021	$678.2	$77.1	$(254.0)	$(526.2)	$(24.9)
Other Comprehensive Income (Loss) Before Reclassifications	231.4	13.7	9.3	(0.5)	253.9
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	1.8	(13.3)	—	4.6	(6.9)
Net Other Comprehensive Income	233.2	0.4	9.3	4.1	247.0
Balance at June 30, 2021	$911.4	$77.5	$(244.7)	$(522.1)	$222.1

Balance at December 31, 2021	$962.2	$61.8	$(273.9)	$(396.0)	$354.1
Other Comprehensive Income (Loss) Before Reclassifications	(2,039.9)	5.9	(93.0)	3.1	(2,123.9)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	12.8	(21.3)	—	6.1	(2.4)
Net Other Comprehensive Income (Loss)	(2,027.1)	(15.4)	(93.0)	9.2	(2,126.3)
Balance at June 30, 2022	$(1,064.9)	$46.4	$(366.9)	$(386.8)	$(1,772.2)

Balance at December 31, 2020	$1,067.7	$97.8	$(261.3)	$(530.0)	$374.2
Other Comprehensive Income (Loss) Before Reclassifications	(215.8)	6.9	16.6	(1.0)	(193.3)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	59.5	(27.2)	—	8.9	41.2
Net Other Comprehensive Income (Loss)	(156.3)	(20.3)	16.6	7.9	(152.1)
Balance at June 30, 2021	$911.4	$77.5	$(244.7)	$(522.1)	$222.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
The net unrealized gain (loss) on securities consists of the following components:

				Change at June 30, 2022
	June 30	March 31	December 31	Three Months	Six Months
	2022	2022	2021	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$(1,122.0)	$2,280.4	$5,949.3	$(3,402.4)	$(7,071.3)
Deferred Acquisition Costs	(8.1)	(33.6)	(70.4)	25.5	62.3
Reserves for Future Policy and Contract Benefits	(104.2)	(2,104.4)	(4,659.5)	2,000.2	4,555.3
Reinsurance Recoverable	19.7	74.8	132.1	(55.1)	(112.4)
Income Tax	149.7	(151.1)	(389.3)	300.8	539.0
Total	$(1,064.9)	$66.1	$962.2	$(1,131.0)	$(2,027.1)

				Change at June 30, 2021
	June 30	March 31	December 31	Three Months	Six Months
	2021	2021	2020	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$6,603.1	$5,517.4	$7,597.6	$1,085.7	$(994.5)
Deferred Acquisition Costs	(79.8)	(66.6)	(85.1)	(13.2)	5.3
Reserves for Future Policy and Contract Benefits	(5,386.6)	(4,588.9)	(6,225.6)	(797.7)	839.0
Reinsurance Recoverable	152.8	133.3	200.2	19.5	(47.4)
Income Tax	(378.1)	(317.0)	(419.4)	(61.1)	41.3
Total	$911.4	$678.2	$1,067.7	$233.2	$(156.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Gain (Loss)
Gain (Loss) on Sales of Securities	$(3.7)	$(0.6)	$(12.2)	$67.7
Credit Losses on Fixed Maturity Securities	—	(1.0)	(4.1)	(9.3)
Loss on Benefits and Change in Reserves for Future Benefits	—	—	—	(133.1)
	(3.7)	(1.6)	(16.3)	(74.7)
Income Tax Expense (Benefit)	(0.9)	0.2	(3.5)	(15.2)
Total	$(2.8)	$(1.8)	$(12.8)	$(59.5)

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$13.0	$16.4	$26.4	$31.7
Gain on Foreign Exchange Contracts	0.2	0.4	0.5	0.9
Net Investment Gain
Gain on Interest Rate Swaps	—	—	—	1.8
	13.2	16.8	26.9	34.4
Income Tax Expense	2.7	3.5	5.6	7.2
Total	$10.5	$13.3	$21.3	$27.2

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(3.8)	$(5.8)	$(7.8)	$(11.4)
Amortization of Prior Service Credit	—	—	0.1	0.1
	(3.8)	(5.8)	(7.7)	(11.3)
Income Tax Benefit	(0.8)	(1.2)	(1.6)	(2.4)
Total	$(3.0)	$(4.6)	$(6.1)	$(8.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses
Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2022	2021
	(in millions of dollars)
Balance at January 1	$23,664.7	$24,180.2
Less Reinsurance Recoverable	$8,697.8	$8,378.9
Net Balance at January 1	$14,966.9	$15,801.3

Incurred Related to
Current Year	$3,525.6	$3,631.4
Prior Years
Interest	$317.8	$359.2
All Other Incurred	$(366.6)	$(236.4)
Foreign Currency	$(220.4)	$25.0
Total Incurred	$3,256.4	$3,779.2

Paid Related to
Current Year	$(1,248.2)	$(1,274.7)
Prior Years	$(2,254.4)	$(2,243.7)
Total Paid	$(3,502.6)	$(3,518.4)

Reserves Ceded Pursuant to Reinsurance Transaction	$—	$(990.0)

Net Balance at June 30	$14,720.7	$15,072.1
Plus Reinsurance Recoverable	$8,372.3	$9,042.2
Balance at June 30	$23,093.0	$24,114.3

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

"Incurred Related to Prior Years - All Other Incurred" shown in the preceding chart reflects the current year development of the prior year unpaid claims and claim adjustment expenses. For 2021, this amount includes the increase in benefits and change in reserves for future benefits resulting from the realization of previously unrealized investment gains and losses as a result of the Closed Block individual disability reinsurance transaction, which impacts the comparability between the years presented. Excluding that adjustment, the variability exhibited year over year is primarily caused by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves, primarily in our Unum US group long-term disability and Closed Block long-term care product lines. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

Closed Block Individual Disability Reinsurance Transaction

In connection with the second phase of the Closed Block individual disability reinsurance transaction that closed in March 2021, we recorded a reinsurance recoverable of $990.0 million representing the ceded reserves related to the cohort of policies on claim status as of January 1, 2021 and an increase in benefits and change in reserves for future benefits of $133.1 million resulting from the realization of previously unrealized investment gains and losses recorded in accumulated other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

comprehensive income (loss). These impacts are reflected in the chart shown above and the reconciliation shown below. See Note 12 for further discussion regarding the total impacts of the Closed Block individual disability reinsurance transaction.

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	June 30
	2022	2021
	(in millions of dollars)
Policy and Contract Benefits	$1,815.9	$1,890.4
Reserves for Future Policy and Contract Benefits	43,088.0	48,952.0
Total	44,903.9	50,842.4
Less:
Life Reserves for Future Policy and Contract Benefits	8,418.8	8,431.1
Accident and Health Active Life Reserves	13,287.9	12,910.4
Adjustment Related to Unrealized Investment Gains and Losses	104.2	5,386.6
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,093.0	$24,114.3

The adjustment related to unrealized investment gains and losses reflects the changes that would be necessary to policyholder liabilities if the unrealized investment gains and losses related to the corresponding available-for-sale securities had been realized. Changes in this adjustment are reported as a component of other comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 8 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$474.4	$458.6	$938.3	$916.3
Group Short-term Disability	232.1	213.6	453.7	428.8
Group Life and Accidental Death & Dismemberment
Group Life	419.6	414.6	832.2	824.6
Accidental Death & Dismemberment	43.8	42.0	85.9	83.4
Supplemental and Voluntary
Voluntary Benefits	215.7	212.1	436.2	430.8
Individual Disability	117.8	113.6	231.4	229.3
Dental and Vision	68.9	67.6	139.5	134.7
	1,572.3	1,522.1	3,117.2	3,047.9
Unum International
Unum UK
Group Long-term Disability	94.3	105.1	197.7	202.2
Group Life	33.3	28.0	65.5	55.3
Supplemental	29.4	27.9	58.4	55.9
Unum Poland	22.4	22.5	45.6	44.5
	179.4	183.5	367.2	357.9
Colonial Life
Accident, Sickness, and Disability	238.2	236.4	477.9	477.1
Life	101.3	96.1	203.0	192.7
Cancer and Critical Illness	88.1	87.2	177.4	176.3
	427.6	419.7	858.3	846.1
Closed Block
Long-term Care	173.7	174.9	348.5	352.3
Individual Disability	62.4	72.4	125.8	144.5
All Other	1.9	1.8	3.6	4.0
	238.0	249.1	477.9	500.8

Total Premium Income	$2,417.3	$2,374.4	$4,820.6	$4,752.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 8 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended June 30, 2022

Premium Income	$1,572.3	$179.4	$427.6	$238.0	$—	$2,417.3
Net Investment Income	167.8	50.8	38.7	291.5	10.2	559.0
Other Income	50.7	0.3	0.2	16.5	1.0	68.7
Adjusted Operating Revenue	$1,790.8	$230.5	$466.5	$546.0	$11.2	$3,045.0

Adjusted Operating Income (Loss)	$295.4	$24.9	$101.1	$79.3	$(36.9)	$463.8

Three Months Ended June 30, 2021

Premium Income	$1,522.1	$183.5	$419.7	$249.1	$—	$2,374.4
Net Investment Income	183.6	35.7	41.6	294.7	7.9	563.5
Other Income	41.3	0.1	0.3	12.1	0.4	54.2
Adjusted Operating Revenue	$1,747.0	$219.3	$461.6	$555.9	$8.3	$2,992.1

Adjusted Operating Income (Loss)	$179.3	$24.8	$95.8	$111.2	$(48.5)	$362.6

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Six Months Ended June 30, 2022

Premium Income	$3,117.2	$367.2	$858.3	$477.9	$—	$4,820.6
Net Investment Income	338.8	85.3	76.8	566.3	19.0	1,086.2
Other Income	97.8	0.5	0.5	32.5	3.2	134.5
Adjusted Operating Revenue	$3,553.8	$453.0	$935.6	$1,076.7	$22.2	$6,041.3

Adjusted Operating Income (Loss)	$467.0	$52.1	$191.2	$173.4	$(77.3)	$806.4

Six Months Ended June 30, 2021

Premium Income	$3,047.9	$357.9	$846.1	$500.8	$—	$4,752.7
Net Investment Income	363.3	61.7	79.3	591.9	16.0	1,112.2
Other Income	81.7	0.2	0.5	30.5	1.7	114.6
Adjusted Operating Revenue	$3,492.9	$419.8	$925.9	$1,123.2	$17.7	$5,979.5

Adjusted Operating Income (Loss)	$295.0	$51.2	$169.1	$208.2	$(87.4)	$636.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 8 - Segment Information - Continued

	June 30	December 31
	2022	2021
	(in millions of dollars)
Assets
Unum US	$16,743.8	$18,696.3
Unum International	3,386.8	4,086.5
Colonial Life	4,594.7	4,895.9
Closed Block	34,439.3	38,287.9
Corporate	3,956.5	4,149.0
Total Assets	$63,121.1	$70,115.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 8 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars)
Total Revenue	$3,040.9	$2,993.0	$6,023.4	$6,065.0
Excluding:
Net Investment Gain (Loss)	(4.1)	0.9	(17.9)	85.5
Adjusted Operating Revenue	$3,045.0	$2,992.1	$6,041.3	$5,979.5

Income Before Income Tax	$443.1	$262.6	$755.2	$461.4
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	—	—	67.6
Net Investment Gain (Loss), Other	(4.1)	0.9	(17.9)	17.9
Total Net Investment Gain (Loss)	(4.1)	0.9	(17.9)	85.5
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	—	—	—	(139.3)
Amortization of the Cost of Reinsurance	(16.6)	(19.7)	(33.3)	(39.7)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(16.6)	(19.7)	(33.3)	(179.0)
Cost Related to Early Retirement of Debt	—	(67.3)	—	(67.3)
Impairment Loss on ROU Asset	—	(13.9)	—	(13.9)
Adjusted Operating Income	$463.8	$362.6	$806.4	$636.1

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
June 30, 2022
Note 9 - Employee Benefit Plans - Continued
The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2022	2021	2022	2021	2022	2021
	(in millions of dollars)
Service Cost	$2.0	$2.4	$—	$—	$—	$—
Interest Cost	16.8	16.1	1.2	1.0	0.8	0.7
Expected Return on Plan Assets	(26.5)	(25.1)	(2.7)	(2.5)	(0.1)	(0.2)
Amortization of:
Net Actuarial (Gain) Loss	4.0	5.4	0.1	0.4	(0.3)	—
Total Net Periodic Benefit Cost (Credit)	$(3.7)	$(1.2)	$(1.4)	$(1.1)	$0.4	$0.5

	Six Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2022	2021	2022	2021	2022	2021
	(in millions of dollars)
Service Cost	$3.9	$4.8	$—	$—	$—	$—
Interest Cost	33.6	32.4	2.6	2.1	1.5	1.5
Expected Return on Plan Assets	(53.0)	(50.3)	(5.7)	(5.0)	(0.2)	(0.3)
Amortization of:
Net Actuarial (Gain) Loss	8.1	10.7	0.2	0.7	(0.5)	—
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost (Credit)	$(7.4)	$(2.4)	$(2.9)	$(2.2)	$0.7	$1.1

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost (credit) are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 10 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars, except share data)
Numerator
Net Income	$370.4	$182.9	$623.9	$335.9

Denominator (000s)
Weighted Average Common Shares - Basic	201,151.7	204,504.5	201,888.8	204,323.1
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,280.0	769.3	1,077.7	686.7
Weighted Average Common Shares - Assuming Dilution	202,431.7	205,273.8	202,966.5	205,009.8

Net Income Per Common Share
Basic	$1.84	$0.89	$3.09	$1.64
Assuming Dilution	$1.83	$0.89	$3.07	$1.64

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock success units, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from stock options, nonvested stock success units, and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding nonvested stock success units and nonvested restricted stock units have grant prices ranging from $12.45 to $36.45. There were no outstanding stock options as of June 30, 2022. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 0.1 million and 0.2 million potential common shares for the three and six months ended June 30, 2022. There were approximately 0.3 million and 0.9 million potential common shares that were antidilutive for the three and six months ended June 30, 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2022
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

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars, except share data)
Shares Repurchased (000s)	1,735.5	—	3,078.6	—
Cost of Shares Repurchased[1]	$57.4	$—	$94.9	$—

1Includes commissions of $0.1 million for the three and six months ended June 30, 2022.

In February 2022, we entered into an accelerated share repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received an initial delivery of 1.3 million shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. In the first quarter of 2022, we recorded an increase to treasury stock within stockholders' equity on our consolidated balance sheet for the value of the initial 1.3 million shares received for $37.5 million. We simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the share repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock at our option. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in April 2022, resulting in the delivery to us of 0.4 million additional shares. As a result of the final settlement occurring in April 2022, we recorded a reduction of $12.5 million to additional paid-in capital within stockholders' equity on our consolidated balance sheet as of March 31, 2022 for the value of shares held back by the counterparty. In the second quarter of 2022 we reclassified the $12.5 million from additional paid-in capital to treasury stock within stockholders' equity on our consolidated balance sheet. In total, we repurchased 1.7 million shares pursuant to the February 2022 accelerated share repurchase agreement. Also during the second quarter of 2022, we repurchased 1.4 million shares in open market transactions at a cost of $44.9 million. As of June 30, 2022, the remaining repurchase amount under the current share repurchase program was $105.1 million.

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
June 30, 2022
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

Note 12 - Debt & Other

Debt, Term Loan Facility, and Credit Facility Renewal

In August 2022, we entered into a five-year $350.0 million senior unsecured delayed draw term loan facility with a syndicate of lenders. The term loan facility is scheduled to mature in August 2027. Amounts due under the term loan facility incur interest based on the prime rate, the federal funds rate or the Secured Overnight Financing Rate (SOFR).

Also in August 2022, we issued a redemption notice to purchase and retire, in September 2022, the $350.0 million aggregate principal amount of our 4.000% senior notes due 2024.

In April 2022, we amended and restated our existing credit agreement providing for a five-year $500 million senior unsecured revolving credit facility with a syndicate of lenders. The credit facility, which was previously set to expire in April 2024, was extended through April 2027. We may request that the lenders’ aggregate commitments of $500 million under the facility be increased by up to an additional $200 million. Certain of our traditional U.S. life insurance subsidiaries, Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, and Colonial Life & Accident Insurance Company, joined the agreement and may borrow under the credit facility, and we can elect to add additional insurance subsidiaries to the facility at any later date. Any obligation of a subsidiary under the credit facility is several only and not joint and is subject to an unconditional guarantee by Unum Group. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for borrowings at an interest rate based on the prime rate, the federal funds rate or the SOFR. The credit facility also provides for the issuance of letters of credit subject to certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
June 30, 2022
Note 12 - Other - Continued
terms and limitations. At June 30, 2022, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

Borrowings under the term loan facility and the credit facility are subject to financial covenants, negative covenants, and events of default that are customary. The term loan facility and the credit facility include financial covenants based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness.

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

Income Tax

In June 2021, the Finance Bill 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023, which resulted in $24.2 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in the second quarter of 2021.

Allowance for Expected Credit Losses on Premiums Receivable

At June 30, 2022, March 31, 2022, and December 31, 2021, the allowance for expected credit losses on premiums receivable was $34.3 million, $35.0 million, and $34.2 million, respectively, on gross premiums receivable of $593.4 million, $600.9 million, and $530.7 million, respectively. The decrease in the allowance of $0.7 million during the three months ended June 30, 2022, was driven primarily by a decline in the gross premium receivable balance and an improvement in the age of premiums due to be collected. The allowance for expected credit losses on premiums receivable remained generally consistent during the six months ended June 30, 2022.

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

Impairment Loss on Right-of-Use Asset

During the second quarter of 2021, we recognized an impairment loss of $13.9 million on the right-of-use (ROU) asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment loss was recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. The fair value of the ROU asset was determined based on a discounted cash flow model utilizing estimated market rates for sub-lease rentals. The impairment loss is recorded within other expenses in the consolidated statement of income and is included within our Corporate segment.

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
June 30, 2022
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
•Increase in benefits and change in reserves for future benefits of $133.1 million resulting from the realization of previously unrealized investment gains and losses recorded in accumulated other comprehensive income (loss).
•Transaction costs totaling $6.2 million.
•Reinsurance recoverable of $990.0 million related to the policies on claim status.
•Payable of $307.2 million related to the portfolio of invested assets associated with the business ceded on a modified coinsurance basis.
•Cost of reinsurance, or prepaid reinsurance premium, of $43.1 million related to the DLR cohort. The total cost of reinsurance recognized on a combined basis for the first and second phases was $854.8 million for which we amortized $16.6 million and $33.3 million during the three and six months ended June 30, 2022, respectively, and $19.7 million and $39.7 million during the three and six month periods ended June 30, 2021, respectively.
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

Operating Performance and Capital Management

For the second quarter of 2022, we reported net income of $370.4 million, or $1.83 per diluted common share, compared to net income of $182.9 million, or $0.89 per diluted common share, in the second quarter of 2021. For the first six months of 2022, we reported net income of $623.9 million, or $3.07 per diluted common share, compared to net income of $335.9 million, or $1.64 per diluted common share in the same period of 2021.

Included in our results for the second quarter of 2022 are:

•A net investment loss on the Company's investment portfolio of $4.1 million before tax and $3.1 million after tax, or $0.02 per diluted common share; and,
•Amortization of the cost of reinsurance of $16.6 million before tax and $13.1 million after tax, or $0.06 per diluted common share.

Included in our results for the first six months of 2022 are:

•A net investment loss of $17.9 million before tax and $13.7 million after tax, or $0.07 per diluted common share; and,
•Amortization of the cost of reinsurance of $33.3 million before tax and $26.3 million after tax, or $0.13 per diluted common share.

Included in our results for the second quarter of 2021 are:

•A net investment gain of $0.9 million before tax and $0.6 million after tax, or $0.01 per diluted common share;
•Amortization of the cost of reinsurance of $19.7 million before tax and $15.5 million after tax or $0.08 per diluted common share;
•Cost related to the early retirement of debt of $67.3 million before tax and $53.2 million after tax, or $0.26 per diluted common share;
•An impairment loss on the right-of-use (ROU) asset of $13.9 million before tax and $11.0 million after tax, or $0.05 per diluted common share; and,
•Tax expense related to a U.K. tax rate increase of $24.2 million, or $0.12 per diluted common share.

Included in our results for the first six months of 2021 are:

•A net investment gain, excluding the net realized investment gain related to the Closed Block individual disability reinsurance transaction, of $17.9 million before tax and $14.1 million after tax, or $0.07 per diluted common share;
•Amortization of the cost of reinsurance of $39.7 million before tax and $31.3 million after tax, or $0.16 per diluted common share;
•Cost related to the early retirement of debt of $67.3 million before tax and $53.2 million after tax, or $0.26 per diluted common share;
•An impairment loss on the ROU asset of $13.9 million before tax and $11.0 million after tax, or $0.05 per diluted common share;
•Tax expense related to a U.K. tax rate increase of $24.2 million, or $0.12 per diluted common share; and,
•The impact from the second phase of the Closed Block individual disability reinsurance transaction that closed in the first quarter of 2021, which resulted in a net loss of $71.7 million before tax and $56.7 million after tax, or $0.27 per diluted common share.

Excluding these items, after-tax adjusted operating income for the second quarter of 2022 was $386.6 million, or $1.91 per diluted common share compared to $286.2 million, or $1.39 per diluted common share, for the same period of 2021. After-tax adjusted operating income was $663.9 million, or $3.27 per diluted common share, in the first six months of 2022, compared to $498.2 million, or $2.43 per diluted common share, in the first six months of 2021. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for a reconciliation of these items.

Our Unum US segment reported an increase in adjusted operating income of 64.8 percent and 58.3 percent in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021, due to favorable benefits experience primarily in our group product lines, and an increase in premium income, partially offset by higher operating expenses and lower net investment income. The benefit ratio for our Unum US segment was 62.6 percent and 66.7 percent in the second quarter and first six months of 2022, respectively, compared to 71.7 percent and 73.0 percent in second quarter and first six months of 2021. Unum US sales increased 25.6 percent and 16.2 percent in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021.

Our Unum International segment reported adjusted operating income, as measured in U.S. dollars, in the second quarter and first six months of 2022 that was generally consistent to the same periods of 2021. As measured in local currency, our Unum UK line of business reported an increase in adjusted operating income of 14.9 percent and 8.8 percent in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021 due primarily to higher net investment income and premium income, partially offset by unfavorable benefits experience. The benefit ratio for our Unum UK line of business was 89.7 percent and 85.2 percent in the second quarter and first six months of 2022, respectively, compared to 82.5 percent and 79.0 percent in the same periods of 2021. Unum International sales, as measured in U.S. dollars, increased 8.2 percent and 24.3 percent in the second quarter and first six months of 2022 compared to the same periods of 2021. Unum UK sales, as measured in local currency increased 20.3 percent and 34.4 percent in the second quarter and first six months of 2022 relative to the same periods of 2021.

Our Colonial Life segment reported an increase in adjusted operating income of 5.5 percent and 13.1 percent in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021 due primarily to favorable benefits experience and premium income, partially offset by higher operating expenses and lower net investment income. The benefit ratio for Colonial Life was 47.6 percent and 48.4 percent in the second quarter and first six months of 2022, respectively, compared to 51.7 percent and 53.5 percent in the same periods of 2021. Colonial Life sales increased 6.4 percent and 10.4 percent in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021.

Our Closed Block segment reported income before income tax and net investment gains and losses of $62.7 million and $140.1 million in the second quarter and first six months of 2022, which includes the amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction, compared to income before income tax and net investment gains and losses of $91.5 million and $29.2 million in the same periods of 2021, which includes the impacts related to the second phase of the Closed Block individual disability reinsurance transaction during the first quarter of 2021 and the amortization of the cost of reinsurance. Excluding these items, our Closed Block segment reported adjusted operating income of $79.3 million and $173.4 million in the second quarter and first six months of 2022 compared to $111.2 million and $208.2 million in the same periods of 2021. The long-term care interest adjusted loss ratio was less favorable in the second quarter and first six months of 2022 relative to the same periods of 2021. The interest adjusted loss ratio for individual disability, excluding the reserve recognition impact from the reinsurance transaction during the first quarter of 2021, was less favorable during the second quarter and first six months of 2022 relative to the same periods of 2021. See "Closed Block Individual Disability Reinsurance Transaction" contained herein for further discussion.

Our net investment income has been pressured as the majority of our investments were made at a decreasing level of interest rates indicative of the prevailing trend over the last decades. A rising interest rate environment could positively impact our yields on new investments but could continue to create unrealized losses in our current holdings. As of June 30, 2022, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell and it is not more likely than not that we will be required to sell before recovery in amortized cost. The net unrealized loss on our fixed maturity securities was $1.1 billion at June 30, 2022, compared to a $5.9 billion net unrealized gain as of December 31, 2021, with the decrease due primarily to an increase in U.S. Treasury rates and credit spreads. The earned book yield on our investment portfolio was 4.68 percent for the first six months of 2022 compared to a yield of 4.85 percent for full year 2021.

We believe our capital and financial positions are strong. At June 30, 2022, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 415 percent. During the first six months of 2022, we repurchased 3.1 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $95 million. Our weighted average common shares outstanding, assuming dilution, equaled 202.4 million and 205.3 million for the second quarters of 2022 and 2021, respectively, and 203.0 million and 205.0 million for the first six months of 2022 and 2021, respectively. As of June 30, 2022, Unum Group and our intermediate holding companies had available holding company liquidity of $1,177 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Coronavirus Disease 2019 (COVID-19)

COVID-19 continues to cause disruption to the global economy and has unfavorably impacted our company as well as the overall insurance industry. During the first six months of 2022, we have experienced lower mortality in our life products lines, resulting primarily from lessening impacts of COVID-19 on our insured population compared to the same period of 2021. Due to the volatile and unprecedented nature of these events, we still cannot fully estimate the ultimate impact of the COVID-19 pandemic. We continue to closely monitor pandemic trends that have and may continue to have adverse impacts on our business.

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
•Increase in benefits and change in reserves for future benefits of $133.1 million, or $105.1 million after tax, resulting from the realization of previously unrealized investment gains and losses recorded in accumulated other comprehensive income (loss).
•Transaction costs totaling $6.2 million, or $5.0 million after tax.
•Reinsurance recoverable of $990.0 million related to the policies on claim status (DLR cohort).
•Payable of $307.2 million related to the portfolio of invested assets associated with the business ceded on a modified coinsurance basis.
•Cost of reinsurance, or prepaid reinsurance premium, of $43.1 million related to the DLR cohort. The total cost of reinsurance recognized on a combined basis for the first and second phases was $854.8 million for which we amortized $16.6 million and $33.3 million, or $13.1 million after tax and $26.3 million after tax, during the three and six month periods ended June 30, 2022, respectively, compared to $19.7 million and $39.7 million, or $15.5 million after tax and $31.3 million after tax, during the three and six month periods ended June 30, 2021, respectively.
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

Impairment Loss on ROU Asset

During the second quarter of 2021, we recognized an impairment loss of $13.9 million, or $11.0 million after tax, on the ROU asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment loss was recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. For further information related to the impairment loss on the ROU asset, see Note 12 of the "Notes to Consolidated Financial Statements" contained in Item 1.

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

U.K. Tax Law Change

In June 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023, which resulted in $24.2 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in the second quarter of 2021. The U.K. tax rate increase may cause volatility in our effective tax rate prior to the April 1, 2023 effective date as a result of changes in the deferred tax balance related to our Unum UK business.

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

Our near-term results will be influenced by COVID trends, specifically the mortality rate in our insured population and the rate and severity of infections. As the pandemic impacts have lessened in the first half of 2022, we have experienced recovery in our core business earnings from the underlying strength of our business. We expect positive operating trends in our core businesses during 2022 in comparison to the prior year, with solid premium growth and improved claim experience.

The rising interest rate environment could positively impact our yields on new investments, but could continue to create unrealized losses in our current holdings. We also may continue to experience further volatility in miscellaneous investment income primarily related to changes in partnership net asset values and bond call activity.

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

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See "Executive Summary" contained herein in Item 2 and Notes 7 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the total impacts of the Closed Block individual disability reinsurance transaction, the amortization of the cost of reinsurance, the cost related to the early retirement of debt, the impairment loss on the ROU asset, and the U.K. tax rate increase.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended June 30
	2022		2021
	(in millions)	per share *	(in millions)	per share *
Net Income	$370.4	$1.83	$182.9	$0.89
Excluding:
Net Investment Gain (Loss) (net of tax expense (benefit) of $(1.0); $0.3)	(3.1)	(0.02)	0.6	0.01
Amortization of the Cost of Reinsurance (net of tax benefit of $3.5; $4.2)	(13.1)	(0.06)	(15.5)	(0.08)
Cost Related to Early Retirement of Debt (net of tax benefit of $—; $14.1)	—	—	(53.2)	(0.26)
Impairment Loss on ROU Asset (net of tax benefit of $—; $2.9)	—	—	(11.0)	(0.05)
Impact of U.K. Tax Rate Increase	—	—	(24.2)	(0.12)
After-tax Adjusted Operating Income	$386.6	$1.91	$286.2	$1.39

* Assuming Dilution

	Six Months Ended June 30
	2022		2021
	(in millions)	per share *	(in millions)	per share *
Net Income	$623.9	$3.07	$335.9	$1.64
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction (net of tax expense of $—; $14.2)	—	—	53.4	0.26
Net Investment Gain (Loss), Other (net of tax expense (benefit) of $(4.2); $3.8)	(13.7)	(0.07)	14.1	0.07
Total Net Investment Gain (Loss)	(13.7)	(0.07)	67.5	0.33
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs (net of tax benefit of $—; $29.2)	—	—	(110.1)	(0.53)
Amortization of the Cost of Reinsurance (net of tax benefit of $7.0; $8.4)	(26.3)	(0.13)	(31.3)	(0.16)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(26.3)	(0.13)	(141.4)	(0.69)
Cost Related to Early Retirement of Debt (net of tax benefit of $—; $14.1)	—	—	(53.2)	(0.26)
Impairment Loss on ROU Asset (net of tax benefit of $—; $2.9)	—	—	(11.0)	(0.05)
Impact of U.K. Tax Rate Increase	—	—	(24.2)	(0.12)
After-tax Adjusted Operating Income	$663.9	$3.27	$498.2	$2.43

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(in millions of dollars)
Total Revenue	$3,040.9	$2,993.0	$6,023.4	$6,065.0
Excluding:
Net Investment Gain (Loss)	(4.1)	0.9	(17.9)	85.5
Adjusted Operating Revenue	$3,045.0	$2,992.1	$6,041.3	$5,979.5

Income Before Income Tax	$443.1	$262.6	$755.2	$461.4
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	—	—	67.6
Net Investment Gain (Loss), Other	(4.1)	0.9	(17.9)	17.9
Total Net Investment Gain (Loss)	(4.1)	0.9	(17.9)	85.5
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	—	—	—	(139.3)
Amortization of the Cost of Reinsurance	(16.6)	(19.7)	(33.3)	(39.7)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(16.6)	(19.7)	(33.3)	(179.0)
Cost Related to Early Retirement of Debt	—	(67.3)	—	(67.3)
Impairment Loss on ROU Asset	—	(13.9)	—	(13.9)
Adjusted Operating Income	$463.8	$362.6	$806.4	$636.1

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2022.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021.

Accounting Developments

In 2018, the Financial Accounting Standards Board issued Accounting Standard Update 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts”. This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review and, if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, we will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income (loss) (OCI). These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. We will adopt this guidance effective January 1, 2023 using the modified retrospective approach with changes applied as of the beginning of the earliest period presented or January 1, 2021, also referred to as the transition date.

We are continuing our implementation efforts and are evaluating the effects of complying with this update. We expect that the most significant impact at the transition date will be the requirement to update the discount rate assumption to reflect an upper-medium grade fixed-income instrument, which will be generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities and will result in a decrease to accumulated other comprehensive income (loss) (AOCI) within our total stockholders’ equity balance of approximately $6.5 billion to $7 billion as of January 1, 2021. In order to illustrate the sensitivity of this adjustment, if we had used interest rates as of June 30, 2022, the transition adjustment would have been a decrease to AOCI and total stockholders' equity of approximately $2.0 billion to $2.5 billion. The decrease in AOCI is driven primarily by the difference between the discount rate currently applied, which is based on an expected investment yield from our current investment strategy, and the single-A discount rate that will be required for our longest duration products. Our investment strategy reflects the illiquid nature of the majority of our liability cash flows and results in yields in the investment portfolios supporting the cash outflows required for these products that are generally higher than a single-A yield. In addition, the current discount rate applied to reserves for very long liability duration products such as long-term care, include an assumption for long-term yields rising to more historical levels. After the transition date, we will be required to update the discount rate each subsequent reporting period with changes recorded in OCI and expect that this could have a material impact on OCI.

We expect that our net income will be materially affected by the following changes:
•The impact of updating the lifetime cohort net premium ratios (lifetime loss ratio) for actual experience each reporting period will generally cause earnings patterns to be more consistent from period to period, with variances in experience reflected in earnings over the cohort lifetime;
•Alignment of amortization of deferred acquisition costs to a constant level basis and modification of amortization periods to reflect the expected term of the related contracts could result in either higher or lower income for the affected product lines;
•Accelerated recognition of the provision for adverse deviation or other differences from current best estimate values for policies issued prior to the transition date and due to not establishing the provision for policies issued on or after the transition date will generally result in higher income most notably in the initial years after the transition date; and
•Establishing reserves for claims incurred on or after the transition date at interest rates prescribed by the update could result in either higher or lower income for the affected product lines depending on the policy issue date and the interest rate environment at that time.

This update will also significantly expand our disclosures. We do not have products with market risk benefits.

Although this update will significantly impact our GAAP-based financial position and results of operations, the update will not impact cash flows, statutory-based financial position or results of operations, or our view of our businesses.

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Revenue
Premium Income	$2,417.3	1.8%	$2,374.4	$4,820.6	1.4%	$4,752.7
Net Investment Income	559.0	(0.8)	563.5	1,086.2	(2.3)	1,112.2
Net Investment Gain (Loss)	(4.1)	N.M.	0.9	(17.9)	N.M.	85.5
Other Income	68.7	26.8	54.2	134.5	17.4	114.6
Total Revenue	3,040.9	1.6	2,993.0	6,023.4	(0.7)	6,065.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,758.1	(5.2)	1,854.1	3,602.0	(7.8)	3,905.3
Commissions	274.4	5.7	259.7	547.6	5.4	519.6
Interest and Debt Expense	47.4	4.6	45.3	94.3	5.1	89.7
Cost Related to Early Retirement of Debt	—	(100.0)	67.3	—	(100.0)	67.3
Deferral of Acquisition Costs	(137.9)	6.3	(129.7)	(279.7)	7.5	(260.3)
Amortization of Deferred Acquisition Costs	142.6	4.9	136.0	298.7	(1.2)	302.4
Compensation Expense	259.9	5.1	247.4	508.2	4.9	484.3
Other Expenses	253.3	1.2	250.3	497.1	0.4	495.3
Total Benefits and Expenses	2,597.8	(4.9)	2,730.4	5,268.2	(6.0)	5,603.6

Income Before Income Tax	443.1	68.7	262.6	755.2	63.7	461.4
Income Tax Expense	72.7	(8.8)	79.7	131.3	4.6	125.5

Net Income	$370.4	102.5	$182.9	$623.9	85.7	$335.9

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.244 and 1.393 for the three months ended June 30, 2022 and 2021, and 1.294 and 1.387 for the six months ended June 30, 2022 and 2021, respectively. If the 2021 results for our U.K. operations had been translated at the exchange rates of 2022, our adjusted operating revenue and adjusted operating income by segment would have been lower by approximately $21 million and $3 million, respectively, in the second quarter of 2021 and lower by approximately $25 million and $3 million, respectively, in the first six months of 2021. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for our principal operating business segments in the second quarter and first six months of 2022 increased compared to the same periods of 2021, primarily due to in-force block growth, generally favorable persistency and higher overall sales. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income decreased in the second quarter and first six months of 2022 compared to the same periods of 2021 primarily due to lower miscellaneous investment income, as well as a decline in the yield on invested assets, partially offset by a higher level of invested assets and higher investment income from inflation index-linked bonds held by Unum UK.

We did not recognize any credit losses on fixed maturity securities during the second quarter of 2022 and credit losses on fixed maturity securities were $1.0 million during the second quarter of 2021. Credit losses on fixed maturity securities during the first six months of 2022 and 2021 were $4.1 million and $9.3 million, respectively. Also included in net investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $(0.8) million and $1.7 million in the second quarters of 2022 and 2021, respectively, and $(4.2) million and $18.6 million in first six months of 2022 and 2021, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. Also included in the net investment gains and losses for the first six months of 2021 is a net realized investment gain of $67.6 million related to the transfer of investments in the second phase of the Closed Block individual disability reinsurance transaction. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on investment gains and losses.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only (ASO) business, and the underlying results and associated net investment income of certain assumed blocks of individual disability reinsured business in the Closed Block segment.

Overall benefits experience was favorable in the second quarter and first six months of 2022 relative to the same periods of 2021. Included in the overall benefits experience for the first six months of 2021 is the reserve recognition impact from the second phase of the Closed Block individual disability reinsurance transaction that occurred during the first quarter of 2021. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were higher during the second quarter and first six months of 2022 compared to the same periods of 2021 driven primarily by higher sales and growth in our in-force blocks of business in our Colonial Life and Unum US segments. The increase in amortization of deferred acquisition costs in the second quarter of 2022 compared to the same period of 2021 is due primarily to a higher level of policy terminations in our Colonial Life segment. The decrease in the amortization of deferred acquisition costs in the first six months of 2022 compared to the same period of 2021 is due primarily to a lower level of policy terminations in our Unum US voluntary benefits product line, partially offset by a higher level of policy terminations in our Colonial Life segment.

Cost related to early retirement of debt for the second quarter and first six months of 2021 includes costs associated with the purchase and retirement of $500.0 million aggregate principal amount of our 4.500% senior notes due 2025. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Other expenses and compensation expense, on a combined basis, increased in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to an increase in employee-related costs driven by wage inflation, growth in our fee-based service products, and a decrease in the allowance for expected credit losses on premiums receivable in the second quarter and first six months of 2021 that did not recur to the same extent during the same periods of 2022. Partially offsetting the increase in expenses for the first six months of 2022 compared to the same period of 2021 are costs related to the second phase of the Closed Block individual disability reinsurance transaction that occurred in the first quarter of 2021 and a reduction in the amortization of the cost of reinsurance associated with the transaction.

Our effective income tax rates for the second quarter and first six months of 2022 were 16.4 percent and 17.4 percent of income before income tax, respectively, compared to 30.4 percent and 27.2 percent for the same prior year periods. Our effective income tax rates differed from the U.S. statutory rate of 21 percent in effect for the second quarter and first six months of 2022 primarily due to the foreign tax rate differential. Our effective income tax rates differed from the U.S. statutory rate of 21 percent in effect for the second quarter and first six months of 2021 primarily due to the unfavorable impact of the U.K. tax rate increase enacted in June 2021, and global intangible low-taxed income tax. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Unum US	$262.1	25.6%	$208.6	$487.9	16.2%	$420.0

Unum International	$35.8	8.2%	$33.1	$70.0	24.3%	$56.3

Colonial Life	$118.2	6.4%	$111.1	$222.2	10.4%	$201.3

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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income	$1,572.3	3.3%	$1,522.1	$3,117.2	2.3%	$3,047.9
Net Investment Income	167.8	(8.6)	183.6	338.8	(6.7)	363.3
Other Income	50.7	22.8	41.3	97.8	19.7	81.7
Total	1,790.8	2.5	1,747.0	3,553.8	1.7	3,492.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	983.6	(9.9)	1,092.1	2,078.3	(6.6)	2,225.4
Commissions	154.1	4.4	147.6	307.3	4.0	295.5
Deferral of Acquisition Costs	(64.9)	(0.8)	(65.4)	(133.2)	0.7	(132.3)
Amortization of Deferred Acquisition Costs	73.0	(1.2)	73.9	152.7	(11.5)	172.6
Other Expenses	349.6	9.4	319.5	681.7	7.1	636.7
Total	1,495.4	(4.6)	1,567.7	3,086.8	(3.5)	3,197.9

Adjusted Operating Income	$295.4	64.8	$179.3	$467.0	58.3	$295.0

Operating Ratios (% of Premium Income):
Benefit Ratio	62.6%		71.7%	66.7%		73.0%
Other Expense Ratio	22.2%		21.0%	21.9%		20.9%
Adjusted Operating Income Ratio	18.8%		11.8%	15.0%		9.7%

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$474.4	3.4%	$458.6	$938.3	2.4%	$916.3
Group Short-term Disability	232.1	8.7	213.6	453.7	5.8	428.8
Total Premium Income	706.5	5.1	672.2	1,392.0	3.5	1,345.1
Net Investment Income	87.5	(6.9)	94.0	177.8	(7.1)	191.4
Other Income	49.8	25.1	39.8	95.1	19.9	79.3
Total	843.8	4.7	806.0	1,664.9	3.0	1,615.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	469.2	(6.6)	502.4	975.3	(3.0)	1,005.7
Commissions	53.4	5.1	50.8	105.9	3.7	102.1
Deferral of Acquisition Costs	(12.5)	—	(12.5)	(25.2)	0.4	(25.1)
Amortization of Deferred Acquisition Costs	12.8	—	12.8	25.5	(0.8)	25.7
Other Expenses	213.4	10.8	192.6	413.3	7.8	383.4
Total	736.3	(1.3)	746.1	1,494.8	0.2	1,491.8

Adjusted Operating Income	$107.5	79.5	$59.9	$170.1	37.2	$124.0

Operating Ratios (% of Premium Income):
Benefit Ratio	66.4%		74.7%	70.1%		74.8%
Other Expense Ratio	30.2%		28.7%	29.7%		28.5%
Adjusted Operating Income Ratio	15.2%		8.9%	12.2%		9.2%

Persistency:
Group Long-term Disability				90.9%		90.1%
Group Short-term Disability				89.2%		87.2%

Premium income was higher in the second quarter and first six months of 2022 compared to the same periods of 2021 driven by in-force block growth, favorable persistency, and higher sales across all product lines. Net investment income was lower in the second quarter and first six months of 2022 relative to the same periods of 2021 due primarily to lower miscellaneous investment income and a decrease in the yield on invested assets. Other income increased in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to continued growth in our fee-based service products.

Benefits experience was favorable in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to favorable claim recoveries in our group long-term disability product line as well as lower claims incidence in both the group short-term and long-term disability product lines.

Commissions were higher in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to in-force block growth, favorable persistency, and higher sales. The deferral of acquisition costs and the amortization of deferred acquisition costs were generally consistent in the second quarter and first six months of 2022 with the same periods of 2021. Our other expense ratio increased in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to increases in employee-related costs as a result of wage inflation, growth in our fee-based service products, and operational investments in our business.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Group Life	$419.6	1.2%	$414.6	$832.2	0.9%	$824.6
Accidental Death & Dismemberment	43.8	4.3	42.0	85.9	3.0	83.4
Total Premium Income	463.4	1.5	456.6	918.1	1.1	908.0
Net Investment Income	24.9	(7.4)	26.9	49.8	(3.9)	51.8
Other Income	0.4	(20.0)	0.5	0.8	—	0.8
Total	488.7	1.0	484.0	968.7	0.8	960.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	327.5	(15.8)	388.8	727.0	(12.9)	834.6
Commissions	38.2	6.4	35.9	74.9	3.0	72.7
Deferral of Acquisition Costs	(8.8)	(2.2)	(9.0)	(17.9)	(2.7)	(18.4)
Amortization of Deferred Acquisition Costs	8.3	(13.5)	9.6	16.5	(14.1)	19.2
Other Expenses	56.2	5.0	53.5	110.3	4.5	105.6
Total	421.4	(12.0)	478.8	910.8	(10.2)	1,013.7

Adjusted Operating Income (Loss)	$67.3	N.M.	$5.2	$57.9	N.M.	$(53.1)

Operating Ratios (% of Premium Income):
Benefit Ratio	70.7%		85.2%	79.2%		91.9%
Other Expense Ratio	12.1%		11.7%	12.0%		11.6%
Adjusted Operating Income (Loss) Ratio	14.5%		1.1%	6.3%		(5.8)%

Persistency:
Group Life				89.4%		90.1%
Accidental Death & Dismemberment				88.2%		89.6%

N.M. = not a meaningful percentage

Premium income was higher in the second quarter and first six months of 2022 compared to the same periods of 2021 driven by in-force block growth, partially offset by lower persistency. Net investment income was lower in the second quarter and first six months of 2022 relative to the same periods of 2021 due primarily to lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

Benefits experience was favorable in the second quarter and first six months of 2022 compared to the same periods of 2021 largely due to lower mortality in the group life product line, resulting primarily from lessening impacts of COVID-19 on our insured population.

Commissions were higher in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to in-force block growth. The deferral of acquisition costs was generally consistent in the second quarter and first six months of 2022 with the same periods of 2021. The amortization of deferred acquisition costs decreased in the second quarter and first six months of 2022 compared to the same periods of 2021 due to a decline in the level of the deferred asset. The other expense ratio increased in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to an increase in employee-related costs as a result of wage inflation and operational investments in our business.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$215.7	1.7%	$212.1	$436.2	1.3%	$430.8
Individual Disability	117.8	3.7	113.6	231.4	0.9	229.3
Dental and Vision	68.9	1.9	67.6	139.5	3.6	134.7
Total Premium Income	402.4	2.3	393.3	807.1	1.5	794.8
Net Investment Income	55.4	(11.6)	62.7	111.2	(7.4)	120.1
Other Income	0.5	(50.0)	1.0	1.9	18.8	1.6
Total	458.3	0.3	457.0	920.2	0.4	916.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	186.9	(7.0)	200.9	376.0	(2.4)	385.1
Commissions	62.5	2.6	60.9	126.5	4.8	120.7
Deferral of Acquisition Costs	(43.6)	(0.7)	(43.9)	(90.1)	1.5	(88.8)
Amortization of Deferred Acquisition Costs	51.9	0.8	51.5	110.7	(13.3)	127.7
Other Expenses	80.0	9.0	73.4	158.1	7.0	147.7
Total	337.7	(1.5)	342.8	681.2	(1.6)	692.4

Adjusted Operating Income	$120.6	5.6	$114.2	$239.0	6.6	$224.1

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits	40.8%		44.2%	40.6%		41.7%
Individual Disability	41.3%		48.4%	41.9%		45.4%
Dental and Vision	72.9%		77.1%	73.1%		75.1%
Other Expense Ratio	19.9%		18.7%	19.6%		18.6%
Adjusted Operating Income Ratio	30.0%		29.0%	29.6%		28.2%

Persistency:
Voluntary Benefits				75.8%		74.5%
Individual Disability				89.4%		89.0%
Dental and Vision				82.0%		86.6%

Premium income was higher in the second quarter and first six months of 2022 compared to the same periods of 2021, with growth across all product lines due primarily to generally favorable persistency and higher sales. Net investment income was lower in the second quarter and first six months of 2022 compared to the same periods of 2021 due to lower miscellaneous investment income, a decrease in the level of invested assets, and decline in yield on invested assets.

Benefits experience for voluntary benefits was favorable in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to favorable claims experience in the critical illness product line. Also impacting the comparison for the first six months of 2022 is lower mortality within the life product line, resulting primarily from lessening impacts of COVID-19 on our insured population, partially offset by higher policy reserves for all voluntary benefits products driven by favorable persistency. Benefits experience for the individual disability product line was favorable in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to lower claims activity. Benefits experience for the dental and vision product line was favorable in the second quarter and first six months of 2022 due primarily to lower claims incidence.

Commissions were higher in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to favorable sales and persistency in the voluntary benefits product line. The deferral of acquisition costs was generally consistent in the second quarter of 2022 compared to the same period of 2021, and was higher in the first six months of 2022 compared to the same period of 2021 due primarily to higher sales in the individual disability product line. The amortization of deferred acquisition costs was generally consistent in the second quarter of 2022 compared to the same period of 2021, and decreased in the first six months of 2022 relative to the same period of 2021 due to a lower level of policy terminations, primarily in the voluntary benefits product line. Our other expense ratio increased in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to an increase in employee-related costs as a result of wage inflation and a larger decrease in the allowance for expected credit losses on premium receivable balances during the second quarter and first six months of 2021 compared to the same periods of 2022.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$63.2	50.5%	$42.0	$103.8	42.0%	$73.1
Group Short-term Disability	36.3	16.3	31.2	64.1	15.9	55.3
Group Life and AD&D	77.0	20.7	63.8	110.6	17.7	94.0
Subtotal	176.5	28.8	137.0	278.5	25.2	222.4
Supplemental and Voluntary
Voluntary Benefits	54.0	23.6	43.7	148.3	2.5	144.7
Individual Disability	18.7	25.5	14.9	39.0	22.3	31.9
Dental and Vision	12.9	(0.8)	13.0	22.1	5.2	21.0
Subtotal	85.6	19.6	71.6	209.4	6.0	197.6
Total Sales	$262.1	25.6	$208.6	$487.9	16.2	$420.0

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$104.2	24.9%	$83.4	$169.8	19.9%	$141.6
Large Case Market	72.3	34.9	53.6	108.7	34.5	80.8
Subtotal	176.5	28.8	137.0	278.5	25.2	222.4
Supplemental and Voluntary	85.6	19.6	71.6	209.4	6.0	197.6
Total Sales	$262.1	25.6	$208.6	$487.9	16.2	$420.0

Group sales increased during the second quarter and first six months of 2022 compared to the same periods of 2021 due to higher sales to new and existing customers in both the core market, which we define as employee groups with fewer than 2,000 employees, and the large case market. Despite the increase in sales, we are continuing to experience strong competition for new customers in the large case market. The sales mix in the group market sector for the first six months of 2022 was approximately 61 percent core market and 39 percent large case market.

Voluntary benefits sales increased during the second quarter of 2022 compared to the same period of 2021 due primarily to higher sales to new customers in the large case market. Voluntary benefits sales increased during the first six months of 2022 compared to the same period of 2021 due to higher sales to existing customers in both the core and large case markets, partially offset by lower sales to new customers in the core market. Individual disability sales, which are primarily concentrated in the multi-life market, increased in the second quarter and first six months of 2022 compared to the same periods of 2021 due to higher sales to existing customers, partially offset by lower sales to new customers. Dental and vision sales in the second quarter of 2022 were generally consistent compared to the same period of 2021. Dental and vision sales increased in the first six months of 2022 compared to the same period of 2021 due to higher sales to existing customers, partially offset by lower sales to new customers.

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

Our near-term results will be influenced by pandemic trends, specifically the mortality rate in our insured population along with the level and severity of infection rates. As the pandemic impacts have lessened, we experienced a recovery in earnings given the underlying strength of our business. We expect full year premium income to grow at a higher rate than 2021, partially due to in-force block growth as a result of wage inflation and an increase in the number of lives covered for our group products. While we expect our claim experience to continue to improve as impacts from COVID-19 lessen, we may also continue to experience claims volatility, particularly in our group disability and group and voluntary life products. We may also experience potential disruption in our overall claims processing activity, which can result in short-term unfavorable experience. Furthermore, we could continue to experience an increase in the volume of activity associated with our leave management services which would lead to an increase in expenses.

A rising interest rate environment could positively impact our yields on new investments but could create further unrealized losses in our current holdings. Our net investment income may continue to be impacted by volatility in miscellaneous investment income.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$94.3	(10.3)%	$105.1	$197.7	(2.2)%	$202.2
Group Life	33.3	18.9	28.0	65.5	18.4	55.3
Supplemental	29.4	5.4	27.9	58.4	4.5	55.9
Unum Poland	22.4	(0.4)	22.5	45.6	2.5	44.5
Total Premium Income	179.4	(2.2)	183.5	367.2	2.6	357.9
Net Investment Income	50.8	42.3	35.7	85.3	38.2	61.7
Other Income	0.3	200.0	0.1	0.5	150.0	0.2
Total	230.5	5.1	219.3	453.0	7.9	419.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	154.4	4.7	147.5	301.7	8.9	277.0
Commissions	15.0	7.9	13.9	29.9	11.6	26.8
Deferral of Acquisition Costs	(2.9)	(14.7)	(3.4)	(6.4)	1.6	(6.3)
Amortization of Deferred Acquisition Costs	2.6	30.0	2.0	4.6	12.2	4.1
Other Expenses	36.5	5.8	34.5	71.1	6.1	67.0
Total	205.6	5.7	194.5	400.9	8.8	368.6

Adjusted Operating Income	$24.9	0.4	$24.8	$52.1	1.8	$51.2

Foreign Currency Translation

The functional currencies of Unum UK and Unum Poland are the British pound sterling and Polish zloty, respectively. Premium income, net investment income, claims, and expenses are received or paid in the functional currency, and we hold functional currency-denominated assets to support functional currency-denominated policy reserves and liabilities. We translate functional currency-denominated financial statement items into dollars for our consolidated financial reporting. We translate income statement items using an average exchange rate for the reporting period, and we translate balance sheet items using the exchange rate at the end of the period. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income (loss) in our consolidated balance sheets.

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£75.1	(0.1)%	£75.2	£152.2	4.5%	£145.6
Group Life	26.5	32.5	20.0	50.5	26.9	39.8
Supplemental	23.4	17.6	19.9	45.0	11.9	40.2
Total Premium Income	125.0	8.6	115.1	247.7	9.8	225.6
Net Investment Income	39.2	61.3	24.3	63.4	52.0	41.7
Other Income	—	N.M.	—	0.1	N.M.	—
Total	164.2	17.8	139.4	311.2	16.4	267.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	112.1	18.0	95.0	211.1	18.5	178.2
Commissions	8.7	17.6	7.4	16.9	19.9	14.1
Deferral of Acquisition Costs	(1.1)	(8.3)	(1.2)	(2.3)	15.0	(2.0)
Amortization of Deferred Acquisition Costs	1.9	46.2	1.3	3.1	19.2	2.6
Other Expenses	23.3	15.9	20.1	43.9	12.6	39.0
Total	144.9	18.2	122.6	272.7	17.6	231.9

Adjusted Operating Income	£19.3	14.9	£16.8	£38.5	8.8	£35.4

Weighted Average Pound/Dollar Exchange Rate	1.244		1.393	1.294		1.387

Operating Ratios (% of Premium Income):
Benefit Ratio	89.7%		82.5%	85.2%		79.0%
Other Expense Ratio	18.6%		17.5%	17.7%		17.3%
Adjusted Operating Income Ratio	15.4%		14.6%	15.5%		15.7%

Persistency:
Group Long-term Disability				87.4%		89.4%
Group Life				88.1%		84.3%
Supplemental				91.5%		89.2%

N.M. = not a meaningful percentage

Premium income was higher in the second quarter and first six months of 2022 compared to the same periods of 2021 due to in-force block growth.

Net investment income was higher in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to higher investment income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim reserves associated with certain group policies that provide for inflation-linked increases in benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was unfavorable in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to higher inflation index-linked experience in benefits, lower claim terminations in the group long-term disability product line, and higher claim incidence in our group critical illness product line.

Commissions increased in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to in-force block growth. The deferral of acquisition costs were generally consistent in the second quarter of 2022 compared to the same period of 2021. The deferral of acquisition costs increased in the first six months of 2022 compared to the same period of 2021 due primarily to in-force block growth. The amortization of deferred acquisition costs increased during the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to an increase in the level of the deferred asset. The other expense ratio was higher in the second quarter and first six months of 2022 compared to the same periods of 2021 due to an increase in operational investments in our business.

Sales

(in millions of dollars and pounds)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Unum International Sales by Product
Unum UK
Group Long-term Disability	$13.2	(13.2)%	$15.2	$28.8	23.6%	$23.3
Group Life	12.6	31.3	9.6	20.9	29.8	16.1
Supplemental	6.4	33.3	4.8	12.3	24.2	9.9
Unum Poland	3.6	2.9	3.5	8.0	14.3	7.0
Total Sales	$35.8	8.2	$33.1	$70.0	24.3	$56.3

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$11.4	(12.3)%	$13.0	$23.5	10.8%	$21.2
Large Case Market	14.4	22.0	11.8	26.2	44.0	18.2
Subtotal	25.8	4.0	24.8	49.7	26.1	39.4
Supplemental	6.4	33.3	4.8	12.3	24.2	9.9
Unum Poland	3.6	2.9	3.5	8.0	14.3	7.0
Total Sales	$35.8	8.2	$33.1	$70.0	24.3	$56.3

Unum UK Sales by Product
Group Long-term Disability	£10.5	(2.8)%	£10.8	£22.1	32.3%	£16.7
Group Life	10.0	44.9	6.9	16.2	39.7	11.6
Supplemental	5.0	42.9	3.5	9.4	30.6	7.2
Total Sales	£25.5	20.3	£21.2	£47.7	34.4	£35.5

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£9.1	(2.2)%	£9.3	£18.0	17.6%	£15.3
Large Case Market	11.4	35.7	8.4	20.3	56.2	13.0
Subtotal	20.5	15.8	17.7	38.3	35.3	28.3
Supplemental	5.0	42.9	3.5	9.4	30.6	7.2
Total Sales	£25.5	20.3	£21.2	£47.7	34.4	£35.5

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales decreased in the second quarter of 2022 compared to the same period of 2021 driven by lower sales to existing customers in the large case market and lower sales to new customers in the core market, which we define as employee groups with fewer than 500 employees, partially offset by higher sales to new customers in the large case market and existing customers in the core market. Group long-term disability sales were higher in the first six months of 2022 compared to the same period of 2021 driven by higher sales to new customers in the large case market and existing customers in the core market, partially offset by lower sales to new customers in the core market.

Group life sales increased in the second quarter and first six months of 2022 compared to the same periods of 2021 driven primarily by higher sales to new customers in both the core and large case markets. Also contributing to the increase in the second quarter of 2022 compared to the same period of 2021 were higher sales in the existing customers in the large case market.

Supplemental sales were higher in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to higher sales in the dental product line.

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

We expect strong premium growth, but recognize that we could continue to experience claims volatility across our lines of business as pandemic impacts lessen. Despite ongoing economic uncertainty, we believe we are well positioned to capitalize on future growth opportunities as the operating environment improves. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We will likely continue to experience higher net investment income and increases in our benefit ratio due to the higher level of inflation in the U.K. we expect over the coming year. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly to respond to external challenges.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$238.2	0.8%	$236.4	$477.9	0.2%	$477.1
Life	101.3	5.4	96.1	203.0	5.3	192.7
Cancer and Critical Illness	88.1	1.0	87.2	177.4	0.6	176.3
Total Premium Income	427.6	1.9	419.7	858.3	1.4	846.1
Net Investment Income	38.7	(7.0)	41.6	76.8	(3.2)	79.3
Other Income	0.2	(33.3)	0.3	0.5	—	0.5
Total	466.5	1.1	461.6	935.6	1.0	925.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	203.5	(6.1)	216.8	415.8	(8.2)	453.0
Commissions	86.4	10.6	78.1	172.0	10.0	156.4
Deferral of Acquisition Costs	(70.1)	15.1	(60.9)	(140.1)	15.1	(121.7)
Amortization of Deferred Acquisition Costs	67.0	11.5	60.1	141.4	12.5	125.7
Other Expenses	78.6	9.6	71.7	155.3	8.3	143.4
Total	365.4	(0.1)	365.8	744.4	(1.6)	756.8

Adjusted Operating Income	$101.1	5.5	$95.8	$191.2	13.1	$169.1

Operating Ratios (% of Premium Income):
Benefit Ratio	47.6%		51.7%	48.4%		53.5%
Other Expense Ratio	18.4%		17.1%	18.1%		16.9%
Adjusted Operating Income Ratio	23.6%		22.8%	22.3%		20.0%

Persistency:
Accident, Sickness, and Disability				74.2%		74.9%
Life				85.3%		84.3%
Cancer and Critical Illness				82.4%		81.9%

Premium income in the second quarter and first six months of 2022 was favorable compared to the same periods of 2021, due to higher sales in prior periods and higher overall persistency. Net investment income decreased during the second quarter and first six months of 2022 relative to the same periods of 2021 due to lower miscellaneous investment income and a decline in the yield on invested assets, partially offset by an increase in the level of invested assets.

Benefits experience during the second quarter and first six months of 2022 was favorable compared to the same periods of 2021, with favorable claim experience across all products.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2022 relative to the same periods of 2021 due to higher sales in prior periods. The amortization of deferred acquisition costs was higher during the second quarter and first six months of 2022 relative to the same periods of 2021 due to a higher level of policy terminations primarily in the accident, sickness, and disability product line. The other expense ratio was higher in the second quarter and first six months of 2022 relative to the same periods of 2021 due primarily to an increase in operational investments in our business, increase in employee-related costs as a result of wage inflation, and a decrease in the allowance for expected credit losses on premium receivable balances during the second quarter and first six months of 2021 that did not recur during the same periods of 2022.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Sales by Product
Accident, Sickness, and Disability	$73.0	5.5%	$69.2	$138.6	9.5%	$126.6
Life	28.7	9.5	26.2	52.5	12.2	46.8
Cancer and Critical Illness	16.5	5.1	15.7	31.1	11.5	27.9
Total Sales	$118.2	6.4	$111.1	$222.2	10.4	$201.3

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$79.3	9.2%	$72.6	$152.0	12.7%	$134.9
Large Case Market	13.5	(23.3)	17.6	25.6	(12.0)	29.1
Subtotal	92.8	2.9	90.2	177.6	8.3	164.0
Public Sector	25.4	21.5	20.9	44.6	19.6	37.3
Total Sales	$118.2	6.4	$111.1	$222.2	10.4	$201.3

Commercial market sales increased in the second quarter and first six months of 2022 compared to the same periods of 2021 due to higher sales to existing customers in the core market, which we define as accounts with fewer than 1,000 employees, partially offset by lower sales to new customers in the large case market. Public sector market sales increased in the second quarter and first six months of 2022 compared to the same periods of 2021 due to higher sales to existing customers. The number of new accounts decreased 6.0 percent and 4.8 percent, respectively, in the second quarter and first six months of 2022 compared to the same periods of 2021. The average new case size decreased 6.3 percent and 0.6 percent, respectively, in the second quarter and first six months of 2022 compared to the same periods of 2021.

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

In 2022, we expect positive operating trends with full year premium income growth compared to the prior year, but at a rate that is below pre-pandemic levels. While we expect our claim experience to continue to improve as impacts from COVID-19 lessen, we could continue to experience claims volatility, particularly in our life and disability products. Our net investment income may continue to be impacted by volatility in miscellaneous investment income. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

Closed Block Segment

The Closed Block segment consists of group and individual long-term care, individual disability, and other insurance products no longer actively marketed. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. Individual disability in this segment generally consists of policies we sold prior to the mid-1990s and entirely discontinued selling in 2004. As of March 2021, we ceded a significant portion of this individual disability business to a third party reinsurer. See "Executive Summary" herein Item 2 for further discussion. Other insurance products include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Long-term Care	$173.7	(0.7)%	$174.9	$348.5	(1.1)%	$352.3
Individual Disability	62.4	(13.8)	72.4	125.8	(12.9)	144.5
All Other	1.9	5.6	1.8	3.6	(10.0)	4.0
Total Premium Income	238.0	(4.5)	249.1	477.9	(4.6)	500.8
Net Investment Income	291.5	(1.1)	294.7	566.3	(4.3)	591.9
Other Income	16.5	36.4	12.1	32.5	6.6	30.5
Total	546.0	(1.8)	555.9	1,076.7	(4.1)	1,123.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	416.6	4.8	397.7	806.2	(15.1)	949.9
Commissions	18.9	(6.0)	20.1	38.4	(6.1)	40.9
Other Expenses	47.8	2.6	46.6	92.0	(10.9)	103.2
Total	483.3	4.1	464.4	936.6	(14.4)	1,094.0

Income Before Income Tax and Net Investment Gains and Losses	62.7	(31.5)	91.5	140.1	N.M.	29.2
Impacts from Closed Block Individual Disability Reinsurance Transaction	—	—	—	—	N.M.	139.3
Amortization of the Cost of Reinsurance	16.6	(15.7)	19.7	33.3	(16.1)	39.7
Adjusted Operating Income	$79.3	(28.7)	$111.2	$173.4	(16.7)	$208.2

Interest Adjusted Loss Ratios:
Long-term Care	85.9%		74.6%	78.0%		76.2%
Individual Disability[1]	79.5%		69.6%	79.1%		69.3%

Operating Ratios (% of Premium Income):
Other Expense Ratio[2]	13.1%		10.8%	12.3%		11.4%
Income Ratio	26.3%		36.7%	29.3%		5.8%
Adjusted Operating Income Ratio	33.3%		44.6%	36.3%		41.6%

Persistency:
Long-term Care				95.4%		95.4%
Individual Disability				86.9%		86.4%

[1]Excluded from the first six months of 2021 is the $133.1 million reserve recognition related to the second phase of the reinsurance transaction that occurred during the first quarter of 2021.
[2]Excludes amortization of the cost of reinsurance for the second quarter and first six months of 2022 and 2021, respectively. Also excluded from the first six months of 2021 is $6.2 million of transaction costs related to the reinsurance transaction that occurred during the first quarter of 2021.

N.M. = not a meaningful percentage

Premium income for long-term care decreased in the second quarter and first six months of 2022 relative to the same periods of 2021 due to policy terminations and maturities, partially offset by rate increases. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Premium income for individual disability decreased in the second quarter and first six months of 2022 compared to the same periods of 2021 due to policy terminations and maturities.

Net investment income was lower during the second quarter and first six months of 2022 relative to the same periods of 2021 due to a decline in the yield on invested assets and lower miscellaneous investment income, partially offset by an increase in the level of invested assets. Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of individual disability business.

The interest adjusted loss ratio for long-term care was less favorable during the second quarter and first six months of 2022 relative to the same periods of 2021 driven by lower claim terminations. The interest adjusted loss ratio for long-term care for the rolling twelve months, excluding the reserve increase of $2.1 million related to the assumption updates in the third quarter of 2021, was 78.3 percent. The interest adjusted loss ratio for individual disability, excluding the reserve recognition impact from the reinsurance transaction in the first quarter of 2021, was unfavorable during the second quarter and first six months of 2022 relative to the same periods of 2021 due primarily to volatility as a result of the relatively small amount of business retained.

The other expense ratio, excluding certain transaction costs incurred and the amortization of the cost of reinsurance related to the previously discussed reinsurance transaction, was higher in the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to a decline in the expense allowance related to the ceded block of individual disability business.

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

In consideration of the COVID-19 pandemic and related impacts, we would expect our Closed Block segment earnings to return to pre-pandemic levels as the impact of COVID-19 lessens, but we could temporarily experience greater than normal volatility across multiple risk factors. Specific to our long-term care line of business, we expect that we may experience additional volatility as it relates to mortality, incidence, and interest rates. We also may continue to experience volatility in miscellaneous investment income primarily related to changes in partnership net asset values and bond call activity.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Net Investment Income	$10.2	29.1%	$7.9	$19.0	18.8%	$16.0
Other Income	1.0	150.0	0.4	3.2	88.2	1.7
Total	11.2	34.9	8.3	22.2	25.4	17.7

Interest, Debt, and Other Expenses	48.1	(65.1)	138.0	99.5	(46.6)	186.3

Loss Before Income Tax and Net Investment Gains and Losses	(36.9)	71.5	(129.7)	(77.3)	54.2	(168.6)
Cost Related to Early Retirement of Debt	—	N.M.	67.3	—	N.M.	67.3
Impairment Loss on ROU Asset	—	N.M.	13.9	—	N.M.	13.9
Adjusted Operating Loss	$(36.9)	23.9	$(48.5)	$(77.3)	11.6	$(87.4)

N.M. = not a meaningful percentage

Adjusted operating loss, which excludes the cost related to the early retirement of debt and the impairment loss on the ROU asset during the second quarter and first six months of 2021, decreased in the second quarter and first six months of 2022 relative to the same periods of 2021 due primarily to lower pension expenses, and higher net investment income. Partially offsetting the favorability for the first six months of 2022 compared to the same period of 2021 is an increase in employee-related costs. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the cost related to the early retirement of debt and the ROU asset impairment.

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

Investments

Overview

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses. We seek to earn investment income while assuming risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities.

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

Closed Block Individual Disability Reinsurance Transaction

As part of the second phase of the Closed Block individual disability reinsurance transaction entered into in December 2020 with Commonwealth, in March 2021 we transferred fixed maturity securities of $226.8 million on an amortized cost basis and $293.7 million on a fair value basis and we recorded a total realized investment gain from the transfer of these securities, including a related net gain from cash flow hedges of $67.6 million. See "Executive Summary" for further information on the reinsurance transaction contained herein in this Item 2.

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of June 30, 2022

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,629.3	$(120.7)	$1,849.1	$178.3	$780.2	$57.6
Capital Goods	3,392.6	(108.6)	2,051.8	225.5	1,340.8	116.9
Communications	2,334.7	(29.6)	1,205.8	164.4	1,128.9	134.8
Consumer Cyclical	1,375.3	(65.3)	985.8	98.5	389.5	33.2
Consumer Non-Cyclical	5,877.1	(205.5)	3,572.8	417.5	2,304.3	212.0
Energy	2,931.9	28.7	1,228.0	117.5	1,703.9	146.2
Financial Institutions	3,472.8	(260.1)	2,637.4	306.0	835.4	45.9
Mortgage/Asset-Backed	559.9	6.0	322.9	7.8	237.0	13.8
Sovereigns	901.4	(7.8)	267.4	97.3	634.0	89.5
Technology	1,617.2	(132.3)	1,160.7	147.3	456.5	15.0
Transportation	1,660.7	(79.7)	1,091.2	123.2	569.5	43.5
U.S. Government Agencies and Municipalities	4,435.1	(283.4)	2,512.9	509.4	1,922.2	226.0
Public Utilities	5,388.4	136.3	1,775.6	208.9	3,612.8	345.2
Total	$36,576.4	$(1,122.0)	$20,661.4	$2,601.6	$15,915.0	$1,479.6

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of June 30, 2022 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2022. The increase in the unrealized loss on fixed maturity securities during the second quarter of 2022 was due primarily to an increase in U.S. Treasury rates and credit spreads.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2022		2021
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$514.7	$491.6	$29.9	$42.8	$6.1
> 90 <= 180 days	1,177.1	199.5	29.4	0.2	30.2
> 180 <= 270 days	268.9	109.1	0.7	26.3	3.0
> 270 days <= 1 year	147.1	1.1	21.8	1.4	3.0
> 1 year <= 2 years	66.5	67.2	5.1	3.9	2.2
> 2 years <= 3 years	6.5	1.7	—	—	—
Sub-total	2,180.8	870.2	86.9	74.6	44.5

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	10.3	—	—	—	—
> 90 <= 180 days	37.8	3.1	—	—	—
> 180 <= 270 days	80.6	3.7	—	—	—
> 270 days <= 1 year	39.4	—	1.5	—	—
> 1 year <= 2 years	39.8	1.9	—	—	—
Sub-total	207.9	8.7	1.5	—	—

Total	$2,388.7	$878.9	$88.4	$74.6	$44.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2022		2021
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$73.4	$24.8	$0.8	$0.4	$0.3
> 90 <= 180 days	92.8	5.9	0.3	—	2.4
> 180 <= 270 days	13.5	1.9	—	2.0	2.9
> 270 days <= 1 year	3.3	—	2.2	2.1	—
> 1 year <= 2 years	0.2	1.8	2.5	2.6	2.8
> 2 years <= 3 years	1.4	3.7	0.3	0.2	—
> 3 years	2.9	7.9	5.6	4.8	7.2
Sub-total	187.5	46.0	11.7	12.1	15.6

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	6.1	—	—	—	—
> 180 <= 270 days	3.4	—	—	—	—
> 270 days <= 1 year	1.4	—	—	—	—
> 2 years <= 3 years	5.4	—	—	—	—
> 3 years	9.1	—	—	—	—
Sub-total	25.4	—	—	—	—

Total	$212.9	$46.0	$11.7	$12.1	$15.6

As of June 30, 2022, we held 25 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of June 30, 2022

(in millions of dollars)
Classification	Fair Value	Unrealized Loss	Numbers of Issuers
Basic Industry	$45.4	$12.2	1
Capital Goods	136.9	38.0	3
Communications	124.4	24.4	2
Consumer Cyclical	115.0	28.6	2
Consumer Non-Cyclical	232.6	49.3	4
Energy	92.2	13.7	1
Financial Institutions	443.7	49.1	4
Sovereigns	238.8	83.3	2
Technology	113.5	27.0	2
Transportation	50.9	13.0	1
Public Utilities	156.5	40.4	3
Total	$1,749.9	$379.0	25

At June 30, 2022, we held one below investment-grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security was a pharmaceutical company and had a fair value of $37.2 million and a gross unrealized loss of $13.0 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At June 30, 2022, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

We had no individual investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first six months of 2022 or 2021.

As of June 30, 2022, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $2,361.0 million and $2,160.1 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased from 5.8 percent at December 31, 2021 to 4.8 percent at June 30, 2022 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Fixed Maturity Securities - Foreign Exposure

Our investments in issuers in foreign countries are chosen for specific portfolio management purposes, including asset and liability management and portfolio diversification across geographic lines and sectors to minimize non-market risks. In our approach to investing in fixed maturity securities, specific investments within foreign countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses.  For each security, we consider the political, legal, and financial environment of the sovereign entity in which an issuer is domiciled and operates. The country of domicile is based on consideration of the issuer's headquarters, in addition to location of the assets and the country in which the majority of sales and earnings are derived.  We do not have exposure to foreign currency risk, as the cash flows from these investments are either denominated in currencies or hedged into currencies to match the related liabilities. We continually evaluate our foreign investment risk exposure.

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,490.7 million and $2,560.4 million at June 30, 2022 and December 31, 2021, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $8.4 million and $8.3 million at June 30, 2022 and December 31, 2021, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. We held no impaired mortgage loans at June 30, 2022 or December 31, 2021. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,120.0 million and $978.6 million at June 30, 2022 and December 31, 2021, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $53.6 million and $86.0 million for the partnerships in the second quarter and first six months of 2022, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $721.9 million of commitments for additional investments in the partnerships at June 30, 2022 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward-starting interest rate swaps, options on forward-starting interest rate swaps and U.S. Treasury rates, current and forward-starting currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $4.6 million at June 30, 2022. The carrying value of fixed maturity securities and cash collateral received from our counterparties was $8.3 million and $62.8 million at June 30, 2022, respectively. The carrying value of fixed maturity securities and cash collateral posted to our counterparties was $13.0 million and $5.3 million at June 30, 2022, respectively. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 5 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

Other

Our exposure to non-current investments, defined as invested assets which are delinquent as to interest and/or principal payments, totaled $13.7 million and $19.8 million on a fair value basis at June 30, 2022 and December 31, 2021, respectively.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of June 30, 2022, Unum Group and our intermediate holding companies had available holding company liquidity of $1,177 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. In October 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock through December 2022, with the timing and amount of repurchase activity to be based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. In February 2022, we entered into an accelerated share repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received an initial delivery of 1.3 million shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in April 2022, resulting in the delivery to us of 0.4 million additional shares. In total, we repurchased 1.7 million shares pursuant to the February 2022 accelerated share repurchase agreement. Also during the second quarter of 2022, we repurchased 1.4 million shares in open market transactions at a cost of $44.9 million. As of June 30, 2022, the remaining repurchase amount under the current share repurchase program was $105.1 million. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves are deficient by $2,100 million as of December 31, 2018, the financial statement date of the examination period. The amount reserves are deficient by may increase or decrease over time based on changes in assumed reinvestment rates, policyholder inventories, rate increase activity, and the underlying growth in the locked in statutory reserve basis as well as updates to other long term actuarial assumptions. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. During the fourth quarter of 2020, reserves were deficient by approximately $2,290 million, prior to the 2020 phase-in adjustment. The increase in the reserve deficiency from the original $2,100 million as of December 31, 2018 was primarily driven by changes in the assumed reinvestment rate. The 2020 phase-in amount was recorded in the fourth quarter of 2020 and was approximately $229 million, resulting in $2,061 million remaining to be phased in as of December 31, 2020. During the fourth quarter of 2021, reserves were deficient by approximately $2,748 million, prior to the 2021 phase in adjustment. The increase in the reserve deficiency from the balance as of December 31, 2020 was primarily driven by changes in the assumed reinvestment rate. The 2021 phase in amount was recorded in the fourth quarter of 2021 and was approximately $438 million, resulting in approximately $2,310 million remaining to be phased in as of December 31, 2021. The phase in amounts for both 2020 and 2021 were funded using cash flows from operations and capital contributions from Unum Group. A $50 million phase-in amount was recorded in each of the first and second quarters of 2022, resulting in approximately $2,210 million remaining to be phased in as of June 30, 2022. The strengthening is incorporated by using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows and capital contributions from Unum Group.

Unum America cedes blocks of business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Fairwind did not pay dividends in 2021 nor do we anticipate that Fairwind will pay dividends in 2022. During the first six months of 2022, Unum Group made $350.0 million in capital contributions to Fairwind in anticipation of the premium deficiency reserve establishment during 2022.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at June 30, 2022 are in line with our expectations and are significantly above the level that would require state regulatory action.

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

Funding for Employee Benefit Plans

During the six months ended June 30, 2022, we made contributions of $32.4 million and £1.9 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $43 million and £2 million during the remainder of 2022. We made no contributions to our U.S. and U.K. qualified defined benefit pension plans during the six months ended June 30, 2022 and we do not expect to make any contributions to either plan during the remainder of 2022. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt, Term Loan Facility, Credit Facilities, and Other Sources of Liquidity

Our long-term debt balance at June 30, 2022 was $3,442.8 million, net of deferred debt issuance costs of $34.1 million, and consisted primarily of unsecured senior notes and junior subordinated debt securities.

In August 2022, we entered into a five-year $350 million senior unsecured delayed draw term loan facility with a syndicate of lenders. The term loan facility is scheduled to mature in August 2027. Amounts due under the term loan facility incur interest based on the prime rate, the federal funds rate or the Secured Overnight Financing Rate (SOFR).

Also in August 2022, we issued a redemption notice to purchase and retire, in September 2022, the $350 million aggregate principal amount of our 4.000% senior notes due 2024. We expect to utilize the borrowings under the term loan facility to redeem these senior notes.

In April 2022, we amended and restated our existing credit agreement providing for a five-year $500 million senior unsecured revolving credit facility with a syndicate of lenders. The credit facility, which was previously set to expire in April 2024, was extended through April 2027. We may request that the lenders’ aggregate commitments of $500 million under the facility be increased by up to an additional $200 million. Certain of our traditional U.S. life insurance subsidiaries, Unum
America, Provident, and Colonial Life, joined the agreement and may borrow under the credit facility, and we can elect to add additional insurance subsidiaries to the facility at any later date. Any obligation of a subsidiary under the credit facility is several only and not joint and is subject to an unconditional guarantee by Unum Group. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for borrowings at an interest rate based on the prime rate, the federal funds rate or the SOFR. The credit facility also provides for the issuance of letters of credit subject to certain terms and limitations. At June 30, 2022, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

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

Borrowings under the term loan facility and the credit facilities are subject to financial covenants, negative covenants, and events of default that are customary. The term loan facility and each credit facility include financial covenants based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness.

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

See "Debt, Credit Facilities and Other Sources of Liquidity" and Note 8 of the "Notes to Consolidated Financial Statements" contained in Part II, Items 7 and 8, respectively, of our annual report on Form 10-K for the year ended December 31, 2021 for further discussion.

Commitments

At June 30, 2022, we had unfunded unconditional commitments of $0.7 million to fund tax credit partnership investments and $10.5 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $47.0 million to fund certain investments in private placement fixed maturity securities and $721.9 million to fund certain private equity partnerships. As of June 30, 2022, we had $10.0 million of commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021. During the first six months of 2022, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of June 30, 2022, we held $112.0 million of cash collateral from securities lending agreements. The average cash collateral balance during the first six months of 2022 was $97.5 million, and the maximum amount outstanding at any month end was $122.1 million. As of June 30, 2022, we held $196.3 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first six months of 2022 was $191.3 million, and the maximum amount outstanding at any month end was $212.2 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at June 30, 2022, nor did we utilize any securities repurchase agreements during the first six months of 2022. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of June 30, 2022, we owned $17.9 million of FHLB common stock and had outstanding advances of $132.3 million from the regional FHLBs which were used for the purpose of investing in either short-term investments or fixed maturity securities. As of June 30, 2022, we have additional borrowing capacity of approximately $808.6 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Six Months Ended June 30
	2022	2021
Net Cash Provided by Operating Activities	$784.6	$482.2
Net Cash Used by Investing Activities	(514.3)	(506.7)
Net Cash Used by Financing Activities	(193.9)	(49.4)
Net Change in Cash and Bank Deposits	$76.4	$(73.9)

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

Cash used to repurchase shares of Unum Group's common stock during the first six months of 2022 was $93.4 million. There were no share repurchases made during the first six months of 2021.

During the first six months of 2022 and 2021, we paid dividends of $122.3 million and $116.7 million, respectively, to holders of Unum Group's common stock.

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

See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Debt, Term Loan Facility, Credit Facilities, and Other Sources of Liquidity" contained in this Item 2 for further information.

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

	AM Best	Fitch	Moody's	S&P
Issuer Credit Ratings	bbb	BBB-	Baa3	BBB

Financial Strength Ratings
Provident Life and Accident Insurance Company	A	A-	A3	A
Provident Life and Casualty Insurance Company	A	A-	NR	NR
Unum Life Insurance Company of America	A	A-	A3	A
First Unum Life Insurance Company	A	A-	A3	A
Colonial Life & Accident Insurance Company	A	A-	A3	A
The Paul Revere Life Insurance Company	A	A-	A3	A
Starmount Life Insurance Company	A	NR	NR	NR
Unum Insurance Company	A	A-	A3	NR
Unum Limited	NR	NR	NR	A-

Outlooks
Issuer Credit Rating	Positive	Stable	Stable	Stable
Financial Strength Rating	Stable	Stable	Stable	Stable

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

In July 2022, AM Best upgraded its financial strength rating on Unum Insurance Company from A- to A, reflecting the strategic importance of this subsidiary to Unum Group and also affirmed its financial strength rating for our other domestic insurance subsidiaries as well as their issuer credit ratings on our senior debt obligations. In addition, AM Best revised the outlook for the long-term issuer credit rating to positive from stable, reflecting strengthening in risk-adjusted capitalization, stable asset quality, adequate reserves, and enhanced liquidity. The AM Best outlook for financial strength rating remains stable.

There have been no other changes in the rating agencies' outlooks or ratings during 2022 prior to the date of this filing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2021. During the first six months of 2022, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2022.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 11 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the second quarter of 2022.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)(3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)(3)
April 1 - April 30, 2022	863,043	(3)	863,043	$135,081,115
May 1 - May 31, 2022	441,788	34.29	441,788	119,932,109
June 1 - June 30, 2022	430,656	34.54	430,656	105,058,646
Total	1,735,487		1,735,487

(1) The average price paid per share excludes the cost of commissions.

(2) In October 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock through December 2022.

(3) In February 2022, we entered into an accelerated share repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received an initial delivery of 1,343,123 shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. In the first quarter of 2022, we recorded an increase to treasury stock within stockholders' equity on our consolidated balance sheet for the value of the initial 1,343,123 shares received for $37.5 million. We simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the share repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock at our option. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in April 2022, resulting in the delivery to us of 398,800 additional shares. As a result of the final settlement occurring in April 2022, in the second quarter of 2022, we reclassified $12.5 million, the value of the shares held back by the counterparty as of March 31, 2022, which was originally recorded as a reduction to additional paid-in capital within stockholders' equity on our consolidated balance sheet, to treasury stock. In total, we repurchased 1,741,923 shares pursuant to the February 2022 accelerated share repurchase agreement. Also in April 2022, we repurchased 464,243 shares in open market transactions at a cost of $14.9 million and an average price per share of $32.14.

ITEM 6. EXHIBITS

Index to Exhibits

(10.1)	Unum Group 2022 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Unum Group’s Registration Statement on Form S-8 (Registration No. 333-265246) filed on May 26, 2022).

(10.2)	Form of Restricted Stock Unit Agreement with Non-Employee Director for awards under the Unum Group 2022 Stock Incentive Plan.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: August 3, 2022	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)