Form 10-Q
period 2022-09-30
Unum Group
filed 2022-11-02
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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

198,940,884 shares of the registrant's common stock were outstanding as of October 31, 2022.

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
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $37,721.4; $37,386.7; allowance for credit losses of $4.6; $—)	$34,148.2	$43,336.0
Mortgage Loans (net of allowance for credit losses of $8.7; $8.3)	2,476.4	2,560.4
Policy Loans	3,640.8	3,662.9
Other Long-term Investments	1,430.4	1,203.0
Short-term Investments	1,183.2	1,388.0
Total Investments	42,879.0	52,150.3

Other Assets
Cash and Bank Deposits	143.3	75.0
Accounts and Premiums Receivable (net of allowance for credit losses of $31.4; $34.2)	1,475.4	1,519.9
Reinsurance Recoverable (net of allowance for credit losses of $2.3; $2.3)	10,289.7	10,919.3
Accrued Investment Income	717.2	602.7
Deferred Acquisition Costs	2,254.6	2,207.9
Goodwill	344.4	352.2
Property and Equipment	442.4	462.7
Deferred Income Tax	523.1	—
Other Assets	1,797.6	1,825.6

Total Assets	$60,866.7	$70,115.6

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	September 30	December 31
	2022	2021
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,771.4	$1,907.7
Reserves for Future Policy and Contract Benefits	42,108.7	48,007.5
Unearned Premiums	394.0	347.5
Other Policyholders’ Funds	1,756.0	1,790.9
Income Tax Payable	212.2	159.1
Deferred Income Tax	6.5	458.4
Long-term Debt	3,429.2	3,442.2
Other Liabilities	2,529.2	2,585.9

Total Liabilities	52,207.2	58,699.2

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 308,189,371 and 307,334,853 shares	30.8	30.7
Additional Paid-in Capital	2,432.3	2,408.1
Accumulated Other Comprehensive Income (Loss)	(3,134.7)	354.1
Retained Earnings	12,698.3	11,853.2
Treasury Stock - at cost: 109,064,105 and 104,820,670 shares	(3,367.2)	(3,229.7)

Total Stockholders' Equity	8,659.5	11,416.4

Total Liabilities and Stockholders' Equity	$60,866.7	$70,115.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,391.7	$2,353.7	$7,212.3	$7,106.4
Net Investment Income	511.6	550.2	1,597.8	1,662.4
Net Investment Gain (Loss)	(4.4)	(0.1)	(22.3)	85.4
Other Income	63.0	65.9	197.5	180.5
Total Revenue	2,961.9	2,969.7	8,985.3	9,034.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,579.3	1,753.9	5,181.3	5,659.2
Commissions	271.5	258.3	819.1	777.9
Interest and Debt Expense	47.0	44.7	141.3	134.4
Cost Related to Early Retirement of Debt	4.2	—	4.2	67.3
Deferral of Acquisition Costs	(139.4)	(128.6)	(419.1)	(388.9)
Amortization of Deferred Acquisition Costs	150.8	138.4	449.5	440.8
Compensation Expense	285.9	241.6	794.1	725.9
Other Expenses	247.3	251.5	744.4	746.8
Total Benefits and Expenses	2,446.6	2,559.8	7,714.8	8,163.4

Income Before Income Tax	515.3	409.9	1,270.5	871.3

Income Tax Expense (Benefit)
Current	156.9	46.5	383.8	164.4
Deferred	(52.3)	34.8	(147.9)	42.4
Total Income Tax Expense	104.6	81.3	235.9	206.8

Net Income	$410.7	$328.6	$1,034.6	$664.5

Net Income Per Common Share
Basic	$2.05	$1.61	$5.14	$3.25
Assuming Dilution	$2.04	$1.60	$5.11	$3.24

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars)
Net Income	$410.7	$328.6	$1,034.6	$664.5

Other Comprehensive Loss
Change in Net Unrealized Gain (Loss) on Securities Before Adjustment (net of tax benefit of $(520.8); $(69.0); $(2,017.2); $(276.3))	(1,925.8)	(260.8)	(7,500.7)	(1,048.0)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense of $184.3; $49.5; $1,141.7; $215.5)	661.4	185.4	4,209.2	816.3
Change in Net Gain on Hedges (net of tax benefit of $8.1; $2.2; $12.6; $7.6)	(32.9)	(8.0)	(48.3)	(28.3)
Change in Foreign Currency Translation Adjustment (net of tax expense of $5.4; $1.8; $11.5; $3.4)	(71.1)	(30.5)	(164.1)	(13.9)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.1; $1.8; $4.0; $4.2)	5.9	5.7	15.1	13.6
Total Other Comprehensive Loss	(1,362.5)	(108.2)	(3,488.8)	(260.3)

Comprehensive Income (Loss)	$(951.8)	$220.4	$(2,454.2)	$404.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars)
Common Stock
Balance at Beginning of Period	$30.8	$30.7	$30.7	$30.7
Common Stock Activity	—	—	0.1	—
Balance at End of Period	30.8	30.7	30.8	30.7

Additional Paid-in Capital
Balance at Beginning of Period	2,417.4	2,386.8	2,408.1	2,376.2
Common Stock Activity	14.9	11.7	24.2	22.3
Balance at End of Period	2,432.3	2,398.5	2,432.3	2,398.5

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	(1,772.2)	222.1	354.1	374.2
Other Comprehensive Loss	(1,362.5)	(108.2)	(3,488.8)	(260.3)
Balance at End of Period	(3,134.7)	113.9	(3,134.7)	113.9

Retained Earnings
Balance at Beginning of Period	12,353.7	11,487.6	11,853.2	11,269.6
Net Income	410.7	328.6	1,034.6	664.5
Dividends to Stockholders (per common share: $0.330; $0.300; $0.930; $0.870)	(66.1)	(61.4)	(189.5)	(179.3)
Balance at End of Period	12,698.3	11,754.8	12,698.3	11,754.8

Treasury Stock
Balance at Beginning of Period	(3,324.6)	(3,179.7)	(3,229.7)	(3,179.7)
Repurchases of Treasury Stock	(42.6)	—	(137.5)	—
Balance at End of Period	(3,367.2)	(3,179.7)	(3,367.2)	(3,179.7)

Total Stockholders' Equity at End of Period	$8,659.5	$11,118.2	$8,659.5	$11,118.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2022	2021
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$1,034.6	$664.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	437.8	427.2
Change in Deferred Acquisition Costs	30.4	51.9
Change in Insurance Reserves and Liabilities	(125.5)	131.8
Change in Income Taxes	(21.6)	205.0
Change in Other Accrued Liabilities	(135.0)	(64.2)
Non-cash Components of Net Investment Income	(293.0)	(175.8)
Net Investment (Gain) Loss	22.3	(85.4)
Depreciation	83.5	90.0
Cash Related to Reinsurance Transaction	—	(456.8)
Amortization of the Cost of Reinsurance	48.5	59.4
Other, Net	(20.2)	59.8
Net Cash Provided by Operating Activities	1,061.8	907.4

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	453.4	322.3
Proceeds from Maturities of Fixed Maturity Securities	1,125.6	1,976.6
Proceeds from Sales and Maturities of Other Investments	306.4	273.8
Purchases of Fixed Maturity Securities	(2,380.5)	(3,123.5)
Purchases of Other Investments	(342.7)	(389.3)
Net Sales of Short-term Investments	204.9	67.1
Net Increase in Payables for Collateral on Investments	12.5	50.0
Net Purchases of Property and Equipment	(70.8)	(82.4)
Other, Net	—	(0.4)
Net Cash Used by Investing Activities	(691.2)	(905.8)

Cash Flows from Financing Activities
Issuance of Long-term Debt	349.2	588.1
Long-term Debt Repayment	(364.0)	(500.0)
Cost Related to Early Retirement of Debt	(3.6)	(62.8)
Issuance of Common Stock	2.7	2.3
Repurchase of Common Stock	(136.1)	—
Dividends Paid to Stockholders	(188.4)	(178.0)
Proceeds from Policyholder Account Deposits	90.9	97.5
Payments for Policyholder Account Withdrawals	(55.6)	(62.7)
Cash Received Related to Active Life Volatility Cover Agreement	5.2	40.4
Other, Net	(2.6)	(1.7)
Net Cash Used by Financing Activities	(302.3)	(76.9)

Net Increase (Decrease) in Cash and Bank Deposits	68.3	(75.3)

Cash and Bank Deposits at Beginning of Year	75.0	197.0

Cash and Bank Deposits at End of Period	$143.3	$121.7

Certain prior year amounts were reclassified to conform to current year presentation. See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2022
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

In 2021, we changed the presentation of policyholder account deposits and withdrawals related to our universal life products to present the activity on a gross basis within the financing activities section of the Consolidated Statements of Cash Flows. As a result of this change, we determined that certain historical adjustments related to the cost of insurance, policy administration expenses and surrender charges for these products were incorrectly presented as a component of net cash used by financing activities rather than as a component of net cash provided by operating activities. We determined that the impact of the error to the previously issued Consolidated Statements of Cash Flows was not material and we have corrected the error. The impact of this correction for the nine months ended September 30, 2021 was a decrease to the change in insurance reserves and liabilities within net cash used by operating activities of $91.9 million, with a corresponding decrease to net cash used by financing activities. Within net cash used by financing activities, the other, net line item was adjusted as a result of the error correction to separately present proceeds from policyholder account deposits and payments for policyholder account withdrawals. The error had no impact on our financial position or our results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 2 - Accounting Developments - Continued
Accounting Updates Outstanding:

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related amendment

The amendment in this update provide optional guidance, for a limited period of time, to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The guidance allows for various practical expedients and exceptions when applying GAAP to contracts, hedging relationships, and other transactions affected either by discontinued rates as a direct result of reference rate reform or a market-wide change in interest rates used for discounting, margining or contract price alignment, if certain criteria are met. Specifically, the guidance provides certain practical expedients for contract modifications, fair value hedges, and cash flow hedges, and also provides certain exceptions related to changes in the critical terms of a hedging relationship. The guidance also allows for a one-time election to sell or transfer debt securities that were both classified as held-to-maturity prior to January 1, 2020 and reference a rate affected by the reform.

The adoption of this update is permitted as of the beginning of the interim period that includes March 12, 2020 (the issuance date of the update), or any date thereafter, through December 31, 2022, at which point the guidance will sunset. We do not anticipate needing to adopt this guidance, but we will continue to monitor our contracts and hedging relationships throughout the adoption period.

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income (loss) (OCI). These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. The update also requires that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in OCI. This update also simplifies the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations but are no longer subject to an impairment test. Significant additional disclosures will also be required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. The application of this guidance will vary based upon the specific requirements of the update but will generally result in either a modified retrospective or full retrospective approach with changes applied as of the beginning of the earliest period presented. Early adoption is permitted. The update is effective for periods beginning January 1, 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 2 - Accounting Developments - Continued
We expect that the recast of our net income for 2021 will result in a net favorable impact due primarily to the following changes:

•Updating the lifetime cohort net premium ratios (lifetime loss ratio) for actual experience each reporting period will generally cause earnings patterns to be more consistent from period to period, with variances in experience reflected in earnings over the cohort lifetime. We expect this to result in an unfavorable impact to income for 2021.

•Alignment of amortization of deferred acquisition costs to a constant level basis and modification of amortization periods to reflect the expected term of the related contracts could result in either higher or lower income for the affected product lines. We expect this to result in a net favorable impact to income for 2021.

•Accelerated recognition of the provision for adverse deviation or other differences from current best estimate values for policies issued prior to the transition date and due to not establishing the provision for policies issued on or after the transition date will generally result in higher income most notably in the initial years after the transition date. We expect this to result in a favorable impact to income for 2021.

•Establishing reserves for claims incurred on or after the transition date at interest rates prescribed by the update could result in either higher or lower income for the affected product lines depending on the policy issue date and the interest rate environment at that time. We expect this to result in an unfavorable impact to income for 2021.

•Updating cash flow assumptions. We expect this to result in a favorable impact to income for 2021.

•Applying non-contemporaneous reinsurance accounting to the second phase of our Closed Block individual disability reinsurance transaction which was completed in the first quarter of 2021. The primary impacts of this change are.

◦Reversing the increase in benefits and change in reserves for future benefits resulting from the realization of previously unrealized investment gains and losses previously recorded in AOCI that will be removed as of the transition date which will have a favorable impact on income for 2021.

◦Remeasuring the ceded reserves as a separate cohort of reserves at interest rates prescribed by the update and the resulting change to the cost of reinsurance. We expect the differential in the discount rate applied to the direct and ceded cohorts of business will result in an unfavorable impact to income for 2021 partially offset by a decrease in the amortization of the cost of reinsurance as a result of a lower cost of reinsurance.

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

This update is effective for periods beginning January 1, 2023, and we do not anticipate that the adoption of this update will have an effect on our financial position or results of operations but will expand our disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued
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
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued

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
Recent issuance / supply
Security and issuer level spreads
Security creditor ratings/maturity/capital structure/optionality

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued
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

At September 30, 2022, approximately 26.6 percent of our fixed maturity securities were valued using active trades from TRACE pricing or market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 73.4 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•57.0 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

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

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of September 30, 2022 or December 31, 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued
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

The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		September 30, 2022
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$238.5	Not redeemable	$98.8
		36.9	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	11.1
Total Private Credit		275.4		109.9

Private Equity	(b)	417.6	Not redeemable	387.8
		29.3	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	42.5
Total Private Equity		446.9		430.3

Real Assets	(c)	342.5	Not redeemable	266.0
		59.8	Quarterly / 90 days notice	—
Total Real Assets		402.3		266.0

Total Partnerships		$1,124.6		$806.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued

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

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of September 30, 2022, the estimated remaining life of the investments that do not allow for redemptions is approximately 57 percent in the next 3 years, 33 percent during the period from 3 to 5 years, 8 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of September 30, 2022, the estimated remaining life of the investments that do not allow for redemptions is approximately 39 percent in the next 3 years, 17 percent during the period from 3 to 5 years, 42 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of September 30, 2022, the estimated remaining life of the investments that do not allow for redemptions is approximately 24 percent in the next 3 years, 30 percent during period from 3 to 5 years, and 46 percent during the period from 5 to 10 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used.

	September 30, 2022
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$81.5	$384.8	$—	$—	$466.3
States, Municipalities, and Political Subdivisions	18.7	3,616.6	0.2	—	3,635.5
Foreign Governments	—	789.1	20.0	—	809.1
Public Utilities	593.7	4,304.0	13.2	—	4,910.9
Mortgage/Asset-Backed Securities	—	519.1	11.2	—	530.3
All Other Corporate Bonds	8,413.6	15,255.6	123.4	—	23,792.6
Redeemable Preferred Stocks	—	3.5	—	—	3.5
Total Fixed Maturity Securities	9,107.5	24,872.7	168.0	—	34,148.2

Other Long-term Investments
Derivatives
Forwards	—	7.3	—	—	7.3
Foreign Exchange Contracts	—	120.8	—	—	120.8
Total Derivatives	—	128.1	—	—	128.1
Perpetual Preferred and Equity Securities	17.8	8.9	13.5	—	40.2
Private Equity Partnerships	—	—	—	1,124.6	1,124.6
Total Other Long-term Investments	17.8	137.0	13.5	1,124.6	1,292.9
Total Financial Instrument Assets Carried at Fair Value	$9,125.3	$25,009.7	$181.5	$1,124.6	$35,441.1

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$29.0	$—	$—	$29.0
Foreign Exchange Contracts	—	27.4	—	—	27.4
Embedded Derivative in Modified Coinsurance Arrangement	—	—	19.4	—	19.4
Total Derivatives	—	56.4	19.4	—	75.8
Total Financial Instrument Liabilities Carried at Fair Value	$—	$56.4	$19.4	$—	$75.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2022
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$(0.1)	$—	$—	$0.3	$—	$0.2	$(0.1)	$—
Foreign Governments	20.2	—	(0.2)	—	—	—	—	20.0	(0.2)	—
Public Utilities	13.6	(0.4)	—	—	—	—	—	13.2	—	(0.4)
Mortgage/Asset-Backed Securities	11.6	—	0.6	—	(0.3)	0.2	(0.9)	11.2	0.6	—
All Other Corporate Bonds	103.5	—	(5.4)	1.3	(13.0)	57.9	(20.9)	123.4	(5.4)	—
Total Fixed Maturity Securities	148.9	(0.4)	(5.1)	1.3	(13.3)	58.4	(21.8)	168.0	(5.1)	(0.4)

Perpetual Preferred and Equity Securities	10.9	(0.1)	—	2.7	—	—	—	13.5	—	(0.1)
Embedded Derivative in Modified Coinsurance Arrangement	(34.3)	14.9	—	—	—	—	—	(19.4)	—	14.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued

	Three Months Ended September 30, 2021
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Foreign Governments	$21.5	$—	$(0.4)	$—	$—	$—	$—	$21.1	$(0.3)	$—
Public Utilities	104.5	—	(0.4)	—	—	—	(59.5)	44.6	(0.4)	—
Mortgage/Asset-Backed Securities	14.9	—	(17.1)	—	(2.0)	48.3	(10.2)	33.9	(17.1)	—
All Other Corporate Bonds	401.0	—	(6.0)	50.0	(4.4)	256.0	(82.0)	614.6	(6.0)	—
Total Fixed Maturity Securities	541.9	—	(23.9)	50.0	(6.4)	304.3	(151.7)	714.2	(23.8)	—

Perpetual Preferred and Equity Securities	5.5	0.1	—	—	—	—	—	5.6	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	(21.2)	2.6	—	—	—	—	—	(18.6)	—	2.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued

	Nine Months Ended September 30, 2022
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$13.4	$—	$(0.1)	$0.3	$—	$—	$(13.4)	$0.2	$(0.1)	$—
Foreign Governments	20.8	—	(0.8)	—	—	—	—	20.0	(0.8)	—
Public Utilities	44.5	(4.6)	2.2	—	(10.8)	15.6	(33.7)	13.2	2.2	(4.6)
Mortgage/Asset-Backed Securities	187.2	—	(1.2)	9.9	(9.5)	—	(175.2)	11.2	(1.2)	—
All Other Corporate Bonds	861.5	—	(29.5)	8.8	(20.9)	18.3	(714.8)	123.4	(29.5)	—
Total Fixed Maturity Securities	1,127.4	(4.6)	(29.4)	19.0	(41.2)	33.9	(937.1)	168.0	(29.4)	(4.6)

Perpetual Preferred and Equity Securities	5.8	2.7	—	5.0	—	—	—	13.5	—	2.7
Embedded Derivative in Modified Coinsurance Arrangement	(30.1)	10.7	—	—	—	—	—	(19.4)	—	10.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued

	Nine Months Ended September 30, 2021
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$15.5	$—	$—	$—	$—	$—	$(15.5)	$—	$—	$—
Foreign Governments	21.8	—	(0.7)	—	—	—	—	21.1	(0.7)	—
Public Utilities	185.7	—	(2.3)	—	(21.3)	36.0	(153.5)	44.6	(2.3)	—
Mortgage/Asset-Backed Securities	81.3	—	(37.2)	—	(62.0)	62.1	(10.3)	33.9	(37.2)	—
All Other Corporate Bonds	943.1	—	(19.7)	133.9	(17.4)	47.5	(472.8)	614.6	(19.7)	—
Total Fixed Maturity Securities	1,247.4	—	(59.9)	133.9	(100.7)	145.6	(652.1)	714.2	(59.9)	—

Perpetual Preferred and Equity Securities	4.7	0.1	—	0.8	—	—	—	5.6	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	(39.8)	21.2	—	—	—	—	—	(18.6)	—	21.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued
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

	September 30, 2022
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$13.2	Discounted Cash Flows	Projected Liability Cash Flows	(a)	Investment Analyst Assumptions
Mortgage/Asset-Backed Securities - Private	9.7	Market Approach	Market Convention	(b)	Comparability Approach
All Other Corporate Bonds - Private	15.9	Market Approach	Volatility of Credit Market Convention	(d) (e)	4.61% - 4.61% / 4.61% Priced at Par Value
Perpetual Preferred and Equity Securities	13.5	Market Approach	Market Convention	(e)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(19.4)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(f)	Actuarial Assumptions 0.7%

	December 31, 2021
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$111.8	Market Approach	Lack of Marketability Volatility of Credit	(c) (d)	0.14% - 0.73% / 0.51% 6.30% - 6.30% / 6.30%
Perpetual Preferred and Equity Securities	5.8	Market Approach	Market Convention	(e)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(30.1)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(f)	Actuarial Assumptions 0.7%

(a)Represents a decision to price based on discounted expected future cash flows
(b)Represents a decision to price based on comparable underlying assets
(c)Represents basis point adjustments to apply a discount due to the illiquidity of an investment
(d)Represents basis point adjustments for credit-specific factors
(e)Represents a decision to price based on par value, cost, owner's equity, or the price of the most recent capital funding round when limited data is available
(f)Represents various actuarial assumptions required to derive the liability cash flows. Fair value of embedded derivative is most often driven by the change in the weighted average credit spread to the swap curve for the assets backing the hypothetical loan

Other than market convention, the impact of isolated decreases in unobservable inputs will result in a higher estimated fair value, whereas isolated increases in unobservable inputs will result in a lower estimated fair value. The unobservable input for market convention is not sensitive to input movements. The projected liability cash flows used in the fair value measurement of our Level 3 embedded derivative are based on expected claim payments. If claim payments increase, the projected liability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued
cash flows will increase, resulting in a decrease in the fair value of the embedded derivative. Decreases in projected liability cash flows will result in an increase in the fair value of the embedded derivative.

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,354.6 million and $3,373.7 million as of September 30, 2022 and December 31, 2021, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	September 30, 2022
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,210.4	$—	$2,210.4	$2,476.4
Policy Loans	—	—	3,714.6	3,714.6	3,640.8
Other Long-term Investments
Miscellaneous Long-term Investments	—	17.3	3.3	20.6	20.6
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,227.7	$3,717.9	$5,945.6	$6,137.8

Liabilities
Long-term Debt	$2,487.0	$552.2	$—	$3,039.2	$3,429.2
Other Liabilities
Unfunded Commitments	—	0.7	—	0.7	0.7
Payable for Collateral on FHLB Funding Agreements	—	118.5	—	118.5	118.5
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,487.0	$671.4	$—	$3,158.4	$3,548.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 3 - Fair Value of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 4 - Investments
Fixed Maturity Securities

At September 30, 2022 and December 31, 2021, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	September 30, 2022
	Amortized Cost, Gross of ACL(1)	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$466.2	$—	$23.1	$23.0	$466.3
States, Municipalities, and Political Subdivisions	4,286.9	—	80.4	731.8	3,635.5
Foreign Governments	872.6	—	36.3	99.8	809.1
Public Utilities	5,175.4	4.6	126.7	386.6	4,910.9
Mortgage/Asset-Backed Securities	555.0	—	7.4	32.1	530.3
All Other Corporate Bonds	26,361.3	—	364.6	2,933.3	23,792.6
Redeemable Preferred Stocks	4.0	—	—	0.5	3.5
Total Fixed Maturity Securities	$37,721.4	$4.6	$638.5	$4,207.1	$34,148.2

	December 31, 2021
	Amortized Cost, Gross of ACL(1)	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$460.1	$—	$120.1	$0.1	$580.1
States, Municipalities, and Political Subdivisions	4,150.2	—	584.2	6.9	4,727.5
Foreign Governments	952.0	—	215.3	20.7	1,146.6
Public Utilities	5,266.4	—	1,159.4	9.8	6,416.0
Mortgage/Asset-Backed Securities	587.9	—	50.4	—	638.3
All Other Corporate Bonds	25,966.1	—	3,919.9	62.6	29,823.4
Redeemable Preferred Stocks	4.0	—	0.1	—	4.1
Total Fixed Maturity Securities	$37,386.7	$—	$6,049.4	$100.1	$43,336.0

(1) Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	September 30, 2022
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$204.7	$22.5	$4.5	$0.5
States, Municipalities, and Political Subdivisions	2,420.8	713.7	35.0	18.1
Foreign Governments	218.4	74.3	45.4	25.5
Public Utilities	2,640.6	340.6	104.0	46.0
Mortgage/Asset-Backed Securities	399.5	32.1	0.1	—
All Other Corporate Bonds	17,240.4	2,606.5	850.8	326.8
Redeemable Preferred Stocks	3.5	0.5	—	—
Total Fixed Maturity Securities	$23,127.9	$3,790.2	$1,039.8	$416.9

	December 31, 2021
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$9.3	$0.1	$—	$—
States, Municipalities, and Political Subdivisions	326.4	6.9	0.4	—
Foreign Governments	234.4	18.9	10.7	1.8
Public Utilities	263.3	9.1	17.6	0.7
Mortgage/Asset-Backed Securities	29.2	—	0.1	—
All Other Corporate Bonds	2,146.3	51.6	199.4	11.0
Total Fixed Maturity Securities	$3,008.9	$86.6	$228.2	$13.5

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	September 30, 2022
	Amortized Cost, Net of ACL	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,155.4	$3.8	$481.5	$9.2	$668.5
Over 1 year through 5 years	6,680.4	74.8	1,671.1	268.2	4,815.9
Over 5 years through 10 years	10,456.2	267.7	3,537.7	1,013.3	6,172.9
Over 10 years	18,869.8	284.8	4,159.5	2,884.3	12,110.8
	37,161.8	631.1	9,849.8	4,175.0	23,768.1
Mortgage/Asset-Backed Securities	555.0	7.4	130.7	32.1	399.6
Total Fixed Maturity Securities	$37,716.8	$638.5	$9,980.5	$4,207.1	$24,167.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
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

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of September 30, 2022:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$32,134.9	$633.6	$3,973.5	94.4%
Below-Investment-Grade	2,013.3	4.9	233.6	5.6
Total Fixed Maturity Securities	$34,148.2	$638.5	$4,207.1	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2022, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

As of September 30, 2022, we held 892 individual investment-grade fixed maturity securities and 118 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 114 investment-grade fixed maturity securities and 11 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
September 30, 2022
Note 4 - Investments - Continued
•Bid and offering prices and the level of trading activity
•Adverse changes in estimated cash flows for securitized investments
•Changes in fair value subsequent to the balance sheet date
•Any other key measures for the related security

While determining whether a credit loss exists is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of problem investments and the recording of credit losses on a timely basis for investments determined to have a credit loss. We calculate the allowance for credit losses of fixed maturity securities based on the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. When estimating future cash flows, we analyze the strength of the issuer’s balance sheet, its debt obligations and near-term funding arrangements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. As of September 30, 2022, with respect to the fixed maturity securities for which the allowance for credit losses was recognized, we do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of our estimated value.

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as "public utilities" during the three and nine months ended September 30, 2022 and "all other corporate bonds" during the nine months ended September 30, 2021, respectively.

	Three Months Ended September 30
	2022	2021
	(in millions of dollars)
Balance, beginning of period	$4.1	$—
Change in allowance on securities with allowance recorded in previous period	0.5	—
Balance, end of period	$4.6	$—

	Nine Months Ended September 30
	2022	2021
	(in millions of dollars)
Balance, beginning of period	$—	$6.8
Credit losses on securities for which credit losses were not previously recorded	4.6	—
Change in allowance on securities with allowance recorded in previous period	—	0.5
Change in allowance on securities sold during the period	—	(7.3)
Balance, end of period	$4.6	$—

At September 30, 2022, we had commitments of $30.5 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 4 - Investments - Continued
As of September 30, 2022, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,127.6 million, comprised of $3.0 million of tax credit partnerships and $1,124.6 million of private equity partnerships. At December 31, 2021, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $987.9 million, comprised of $9.3 million of tax credit partnerships and $978.6 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars)
Income Tax Credits	$1.9	$5.1	$6.0	$15.9
Amortization, Net of Tax	(1.4)	(4.0)	(4.4)	(11.4)
Income Tax Benefit	$0.5	$1.1	$1.6	$4.5

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $0.7 million of unfunded unconditional commitments at September 30, 2022. See Note 3 for commitments to fund private equity partnerships.

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

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,485.1 million and $2,568.7 million at September 30, 2022 and December 31, 2021, respectively. The allowance for expected credit losses was $8.7 million and $8.3 million at September 30, 2022 and December 31, 2021, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $7.7 million and $8.1 million at September 30, 2022 and December 31, 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	September 30, 2022		December 31, 2021
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$693.1	28.0%	$780.0	30.5%
Industrial	741.3	29.9	734.4	28.7
Office	450.0	18.2	467.2	18.2
Retail	547.7	22.1	533.3	20.8
Other	44.3	1.8	45.5	1.8
Total	$2,476.4	100.0%	$2,560.4	100.0%

Region
New England	$53.1	2.1%	$54.9	2.1%
Mid-Atlantic	194.5	7.9	214.7	8.4
East North Central	315.2	12.7	298.4	11.7
West North Central	183.1	7.4	193.1	7.5
South Atlantic	571.1	23.1	582.1	22.7
East South Central	102.7	4.1	120.7	4.7
West South Central	214.7	8.7	243.2	9.6
Mountain	294.7	11.9	290.6	11.3
Pacific	547.3	22.1	562.7	22.0
Total	$2,476.4	100.0%	$2,560.4	100.0%

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
September 30, 2022
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators:

	September 30, 2022		December 31, 2021
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$30.1	1.2%	$27.3	1.1%
A	695.5	28.1	709.6	27.7
BBB	1,730.6	69.9	1,802.6	70.4
BB	20.2	0.8	20.9	0.8
Total	$2,476.4	100.0%	$2,560.4	100.0%

Loan-to-Value Ratio(1)
<= 65%	$1,317.6	53.3%	$1,346.1	52.6%
> 65% <= 75%	1,043.3	42.1	1,076.8	42.0
> 75% <= 85%	109.9	4.4	114.9	4.5
> 85%	5.6	0.2	22.6	0.9
Total	$2,476.4	100.0%	$2,560.4	100.0%
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022
	Prior to 2018	2018	2019	2020	2021	2022	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$6.1	$24.0	$—	$—	$—	$—	$30.1
A	453.3	78.0	43.2	17.3	80.8	24.2	696.8
BBB	676.6	270.7	303.6	153.6	277.4	55.7	1,737.6
BB	14.7	5.9	—	—	—	—	20.6
Total Amortized Cost	1,150.7	378.6	346.8	170.9	358.2	79.9	2,485.1
Allowance for credit losses	(4.0)	(1.6)	(1.4)	(0.5)	(0.8)	(0.4)	(8.7)
Carrying Amount	$1,146.7	$377.0	$345.4	$170.4	$357.4	$79.5	$2,476.4

Loan-to-Value Ratio(1)
<=65%	$812.7	$190.0	$102.3	$68.4	$129.7	$17.0	$1,320.1
>65<=75%	227.4	182.7	244.5	102.5	228.5	62.9	1,048.5
>75%<=85%	110.6	—	—	—	—	—	110.6
>85%	—	5.9	—	—	—	—	5.9
Total Amortized Cost	1,150.7	378.6	346.8	170.9	358.2	79.9	2,485.1
Allowance for credit losses	(4.0)	(1.6)	(1.4)	(0.5)	(0.8)	(0.4)	(8.7)
Carrying Amount	$1,146.7	$377.0	$345.4	$170.4	$357.4	$79.5	$2,476.4
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
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
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 4 - Investments - Continued
The following table presents a roll-forward of the allowance for expected credit losses by loan-to-value ratio for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio(1)
<=65%	$2.3	$0.2	$—	$—	$2.5
>65<=75%	4.8	0.4	—	—	5.2
>75%<=85%	0.9	(0.2)	—	—	0.7
>85%	0.4	(0.1)	—	—	0.3
Total	$8.4	$0.3	$—	$—	$8.7

	Three Months Ended September 30, 2021
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio(1)
<=65%	$3.2	$—	$—	$—	$3.2
>65<=75%	6.2	—	—	—	6.2
>75%<=85%	1.5	(0.1)	—	—	1.4
>85%	0.5	—	—	—	0.5
Total	$11.4	$(0.1)	$—	$—	$11.3

	Nine Months Ended September 30, 2022
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio(1)
<=65%	$2.6	$(0.1)	$—	$—	$2.5
>65<=75%	4.7	0.5	—	—	5.2
>75%<=85%	0.7	—	—	—	0.7
>85%	0.3	—	—	—	0.3
Total	$8.3	$0.4	$—	$—	$8.7

	Nine Months Ended September 30, 2021
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio(1)
<=65%	$3.4	$(0.2)	$—	$—	$3.2
>65<=75%	7.3	(1.1)	—	—	6.2
>75%<=85%	1.3	0.1	—	—	1.4
>85%	1.1	(0.6)	—	—	0.5
Total	$13.1	$(1.8)	$—	$—	$11.3
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 4 - Investments - Continued
The marginal increase in our estimate of expected losses during the third quarter and first nine months of 2022 is primarily driven by heightened uncertainty surrounding the future macroeconomic outlook and reflects market conditions as of September 30, 2022.

There were no troubled debt restructurings during the three and nine months ended September 30, 2022 and 2021. At September 30, 2022 and December 31, 2021, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the three and nine months ended September 30, 2022 or 2021.

We had no impaired mortgage loans during three and nine months ended September 30, 2022 or 2021, nor did we recognize any interest income on mortgage loans subsequent to impairment.

At September 30, 2022, we had commitments of $9.0 million to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At both September 30, 2022 and December 31, 2021 we had $0.1 million of expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

During the first quarter of 2022, we reclassified one property previously held for the production of income to property held for sale. The carrying value of the property was $40.1 million and $40.9 million as of September 30, 2022 and December 31, 2021, respectively, and is primarily recorded within our Corporate segment. The estimated fair value less cost to sell is above the carrying value of the property, and we expect to close the sale of the property in 2022.

During the third quarter of 2022, we reclassified two additional properties previously held for the production of income to property held for sale. The properties had a combined carrying value of $4.2 million and $4.1 million as of September 30, 2022 and December 31, 2021, respectively, and are recorded within our Corporate segment. The estimated fair value less cost to sell is above the carrying value of each property, and we expect to close the sale of both properties within the next twelve months.

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

As of September 30, 2022, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $231.0 million, for which we received collateral in the form of cash and securities of $100.1 million and $139.1 million, respectively. As of December 31, 2021, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $283.7 million, for which we received collateral in the form of cash and securities of $94.8 million and $198.6 million, respectively. We had no outstanding repurchase agreements at September 30, 2022 or December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 4 - Investments - Continued
The remaining contractual maturities of our securities lending agreements disaggregated by class of assets pledged are as follows:

	September 30, 2022	December 31, 2021
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$—	$0.1
States, Municipalities, and Political Subdivisions	3.4	0.1
Public Utilities	8.6	3.1
All Other Corporate Bonds	88.1	91.5
Total Borrowings	$100.1	$94.8
Gross Amount of Recognized Liability for Securities Lending Transactions	100.1	94.8
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	September 30, 2022	December 31, 2021
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$17.3	$22.1
Advances from FHLB	118.5	160.9

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$546.8	$786.1
Commercial Mortgage Loans	808.4	930.0
Total Carrying Value of Collateral Posted to FHLB	$1,355.2	$1,716.1

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
September 30, 2022
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

	September 30, 2022
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$128.1	$—	$128.1	$(45.5)	$(80.9)	$1.7
Securities Lending	231.0	—	231.0	(130.9)	(100.1)	—
Total	$359.1	$—	$359.1	$(176.4)	$(181.0)	$1.7

Financial Liabilities:
Derivatives	$56.4	$—	$56.4	$(54.6)	$—	$1.8
Securities Lending	100.1	—	100.1	(100.1)	—	—
Total	$156.5	$—	$156.5	$(154.7)	$—	$1.8

	December 31, 2021
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$39.5	$—	$39.5	$(9.8)	$(28.4)	$1.3
Securities Lending	283.7	—	283.7	(188.9)	(94.8)	—
Total	$323.2	$—	$323.2	$(198.7)	$(123.2)	$1.3

Financial Liabilities:
Derivatives	$35.0	$—	$35.0	$(34.0)	$—	$1.0
Securities Lending	94.8	—	94.8	(94.8)	—	—
Total	$129.8	$—	$129.8	$(128.8)	$—	$1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars)
Fixed Maturity Securities	$456.7	$478.5	$1,379.9	$1,419.7
Derivatives	14.9	15.2	45.1	49.1
Mortgage Loans	24.7	26.5	77.6	77.5
Policy Loans	5.1	4.9	14.8	14.7
Other Long-term Investments
Perpetual Preferred Securities[1]	1.1	0.4	3.2	6.0
Private Equity Partnerships	12.6	38.3	98.6	126.1
Other	3.6	0.3	7.4	3.7
Short-term Investments	5.9	0.2	9.2	1.1
Gross Investment Income	524.6	564.3	1,635.8	1,697.9
Less Investment Expenses	10.0	10.8	29.1	26.1
Less Investment Income on Participation Fund Account Assets	3.0	3.3	8.9	9.4
Net Investment Income	$511.6	$550.2	$1,597.8	$1,662.4

1 The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2022 related to perpetual preferred securities still held at September 30, 2022 was $0.5 million and $1.5 million, respectively. The net unrealized gain (loss) recognized in net investment income for the three and nine months ended September 30, 2021 related to perpetual preferred securities still held at September 30, 2021 was $(0.2) million and $4.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales[1]	$—	$1.3	$0.8	$74.9
Gross Losses on Sales	(13.4)	(5.4)	(26.4)	(9.0)
Credit Losses	(0.5)	—	(4.6)	(9.3)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	—	1.5	1.4	5.0
Change in Allowance for Credit Losses	(0.4)	—	(0.3)	1.6
Embedded Derivative in Modified Coinsurance Arrangement	14.9	2.6	10.7	21.2
All Other Derivatives	(0.9)	0.7	4.6	2.3
Foreign Currency Transactions	(4.1)	(0.8)	(8.5)	(1.3)
Net Investment Gain (Loss)	$(4.4)	$(0.1)	$(22.3)	$85.4

1Gross gains on sales of fixed maturity securities for the nine months ended September 30, 2021 includes gains of $67.6 million as a result of the second phase of the reinsurance transaction that we completed during the first quarter of 2021. See Note 12 for further discussion.

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

Derivatives designated as cash flow hedges and used to reduce our exposure to interest rate and duration risk are as follows:

•Interest rate swaps were used to hedge interest rate risks and to improve the matching of assets and liabilities. An interest rate swap is an agreement in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and variable rate interest amounts. We used interest rate swaps to hedge the anticipated purchase of fixed maturity securities thereby protecting us from the potential adverse impact of declining interest rates on the associated policy reserves. We also used interest rate swaps to hedge the potential adverse impact of rising interest rates in anticipation of issuing fixed rate long-term debt.

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
September 30, 2022
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

•Credit default swaps were used as economic hedges against credit risk but do not qualify for hedge accounting. A credit default swap is an agreement in which we agree with another party to pay, at specified intervals, a fixed-rate fee in exchange for insurance against a credit event on a specific investment. If a defined credit event occurred, our counterparty could have either paid us a net cash settlement, or we could have surrendered the specific investment to them in exchange for cash equal to the full notional amount of the swap. Credit events typically include events such as bankruptcy, failure to pay, or certain types of debt restructuring.

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
September 30, 2022
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. As of September 30, 2022 and December 31, 2021, we had $1.7 million and $1.3 million credit exposure on derivatives, respectively. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	September 30, 2022	December 31, 2021
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$81.7	$32.0
Fixed Maturity Securities	13.7	—
	$95.4	$32.0
Carrying Value of Collateral Posted to Counterparties
Cash	$6.1	$—
Fixed Maturity Securities	20.7	27.6
	$26.8	$27.6

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $56.4 million and $35.0 million at September 30, 2022 and December 31, 2021, respectively.

Cash Flow Hedges

As of September 30, 2022 and December 31, 2021, we had $178.0 million and $181.3 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

During the third quarter and first nine months of 2022, we entered into $500.0 million and $679.0 million, respectively, of notional forward benchmark interest rate locks in order to hedge the anticipated purchase of fixed maturity securities. As of September 30, 2022, we had $664.0 million notional amount of forward benchmark interest rate locks.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 5 - Derivative Financial Instruments - Continued
rate swaps designated as hedging instruments of fixed maturity securities in the Closed Block individual disability product line. See Note 12 for further discussion.

As of September 30, 2022, we expect to amortize approximately $39.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income (loss) into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income (loss) into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2022, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2052.

Fair Value Hedges

As of September 30, 2022 and December 31, 2021, we had $558.2 million and $498.5 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following table summarizes the carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$346.6	$466.3	$(60.6)	$2.0

For the three and nine months ended September 30, 2022, $0.2 million and $13.9 million, respectively, of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. For the three and nine months ended September 30, 2021, $0.4 million and $10.6 million, respectively, of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

At both September 30, 2022 and December 31, 2021, we held $148.2 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of September 30, 2022, we held no single name credit default swaps. As of December 31, 2021, we held $11.6 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of September 30, 2022 and December 31, 2021, we held $54.3 million and $41.7 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

As of September 30, 2022 and December 31, 2021, we held $70.2 million and $89.2 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 5 - Derivative Financial Instruments - Continued
non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

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

	September 30, 2022
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$664.0	$—	$29.0
Foreign Currency Interest Rate Swaps	178.0	22.4	2.2
Total Cash Flow Hedges	842.0	22.4	31.2

Fair Value Hedges
Foreign Currency Interest Rate Swaps	558.2	98.4	5.8

Total Designated as Hedging Instruments	$1,400.2	$120.8	$37.0

Not Designated as Hedging Instruments
Foreign Currency Forwards	$54.3	$7.3	$—
Foreign Currency Interest Rate Swaps	148.2	—	19.4
Total Return Swaps	70.2	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	—	19.4
Total Not Designated as Hedging Instruments	$272.7	$7.3	$38.8

Total Derivatives	$1,672.9	$128.1	$75.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
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
September 30, 2022
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30
	2022			2021
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$511.6	$(4.4)	$47.0	$550.2	$(0.1)	$44.7

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	50.2	—	0.7	63.4	0.3	7.3
Derivatives Designated as Hedging Instruments	14.1	—	—	14.6	0.2	0.1
Foreign Exchange Contracts:		—
Hedged items	2.7	(0.5)	—	2.9	—	—
Derivatives Designated as Hedging Instruments	(1.5)	—	—	0.3	(0.1)	—
Forward Benchmark Interest Rate Locks:
Hedged items	0.2	—	—	—	—	—
Derivatives Designated as Hedging Instruments	—	—	—	—	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	2.9	(29.6)	—	2.5	(10.4)	—
Derivatives Designated as Hedging Instruments	1.0	29.6	—	0.9	10.4	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 5 - Derivative Financial Instruments - Continued

	Nine Months Ended September 30
	2022			2021
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$1,597.8	$(22.3)	$141.3	$1,662.4	$85.4	$134.4

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	150.9	—	2.1	170.2	2.7	21.9
Derivatives Designated as Hedging Instruments	40.5	—	—	46.6	2.0	0.3
Foreign Exchange Contracts:
Hedged items	8.3	(0.5)	—	10.1	—	—
Derivatives Designated as Hedging Instruments	(0.9)	—	—	1.2	(0.1)	—
Forward Benchmark Interest Rate Locks:
Hedged items	0.2	—	—	—	—	—
Derivatives Designated as Hedging Instruments	—	—	—	—	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	8.7	(62.5)	—	7.2	(18.8)	—
Derivatives Designated as Hedging Instruments	5.1	62.5	—	3.1	18.8	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$(34.3)	$(0.2)	$(32.0)	$(0.2)
Foreign Exchange Contracts	7.1	4.6	11.4	3.5
Total	$(27.2)	$4.4	$(20.6)	$3.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars)
Net Investment Gain (Loss)
Credit Default Swaps	$—	$(0.1)	$—	$(0.3)
Foreign Exchange Contracts	(0.9)	0.8	4.6	2.6
Embedded Derivative in Modified Coinsurance Arrangement	14.9	2.6	10.7	21.2
Total	$14.0	$3.3	$15.3	$23.5

Other Expenses
(Gain) Loss on Total Return Swaps	$4.3	$0.6	$23.0	$(3.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 6 - Accumulated Other Comprehensive Income (Loss)
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at June 30, 2022	$(1,064.9)	$46.4	$(366.9)	$(386.8)	$(1,772.2)
Other Comprehensive Income (Loss) Before Reclassifications	(1,275.5)	(23.0)	(71.1)	2.8	(1,366.8)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	11.1	(9.9)	—	3.1	4.3
Net Other Comprehensive Income (Loss)	(1,264.4)	(32.9)	(71.1)	5.9	(1,362.5)
Balance at September 30, 2022	$(2,329.3)	$13.5	$(438.0)	$(380.9)	$(3,134.7)

Balance at June 30, 2021	$911.4	$77.5	$(244.7)	$(522.1)	$222.1
Other Comprehensive Income (Loss) Before Reclassifications	(79.3)	3.9	(30.5)	1.4	(104.5)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	3.9	(11.9)	—	4.3	(3.7)
Net Other Comprehensive Income (Loss)	(75.4)	(8.0)	(30.5)	5.7	(108.2)
Balance at September 30, 2021	$836.0	$69.5	$(275.2)	$(516.4)	$113.9

Balance at December 31, 2021	$962.2	$61.8	$(273.9)	$(396.0)	$354.1
Other Comprehensive Income (Loss) Before Reclassifications	(3,315.4)	(17.1)	(164.1)	5.9	(3,490.7)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	23.9	(31.2)	—	9.2	1.9
Net Other Comprehensive Income (Loss)	(3,291.5)	(48.3)	(164.1)	15.1	(3,488.8)
Balance at September 30, 2022	$(2,329.3)	$13.5	$(438.0)	$(380.9)	$(3,134.7)

Balance at December 31, 2020	$1,067.7	$97.8	$(261.3)	$(530.0)	$374.2
Other Comprehensive Income (Loss) Before Reclassifications	(295.1)	10.8	(13.9)	0.4	(297.8)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	63.4	(39.1)	—	13.2	37.5
Net Other Comprehensive Income (Loss)	(231.7)	(28.3)	(13.9)	13.6	(260.3)
Balance at September 30, 2021	$836.0	$69.5	$(275.2)	$(516.4)	$113.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
The net unrealized gain (loss) on securities consists of the following components:

				Change at September 30, 2022
	September 30	June 30	December 31	Three Months	Nine Months
	2022	2022	2021	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$(3,568.6)	$(1,122.0)	$5,949.3	$(2,446.6)	$(9,517.9)
Deferred Acquisition Costs	13.5	(8.1)	(70.4)	21.6	83.9
Reserves for Future Policy and Contract Benefits	764.3	(104.2)	(4,659.5)	868.5	5,423.8
Reinsurance Recoverable	(24.7)	19.7	132.1	(44.4)	(156.8)
Income Tax	486.2	149.7	(389.3)	336.5	875.5
Total	$(2,329.3)	$(1,064.9)	$962.2	$(1,264.4)	$(3,291.5)

				Change at September 30, 2021
	September 30	June 30	December 31	Three Months	Nine Months
	2021	2021	2020	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$6,273.3	$6,603.1	$7,597.6	$(329.8)	$(1,324.3)
Deferred Acquisition Costs	(73.0)	(79.8)	(85.1)	6.8	12.1
Reserves for Future Policy and Contract Benefits	(5,143.9)	(5,386.6)	(6,225.6)	242.7	1,081.7
Reinsurance Recoverable	138.2	152.8	200.2	(14.6)	(62.0)
Income Tax	(358.6)	(378.1)	(419.4)	19.5	60.8
Total	$836.0	$911.4	$1,067.7	$(75.4)	$(231.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Gain (Loss)
Gain (Loss) on Sales of Securities	$(13.4)	$(4.9)	$(25.6)	$62.8
Credit Losses on Fixed Maturity Securities	(0.5)	—	(4.6)	(9.3)
Loss on Benefits and Change in Reserves for Future Benefits	—	—	—	(133.1)
	(13.9)	(4.9)	(30.2)	(79.6)
Income Tax Benefit	(2.8)	(1.0)	(6.3)	(16.2)
Total	$(11.1)	$(3.9)	$(23.9)	$(63.4)

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$14.1	$14.5	$40.5	$46.2
Gain (Loss) on Foreign Exchange Contracts	(1.5)	0.3	(1.0)	1.2
Net Investment Gain
Gain on Interest Rate Swaps	—	0.2	—	2.0
Gain on Foreign Exchange Contracts	—	0.1	—	0.1
	12.6	15.1	39.5	49.5
Income Tax Expense	2.7	3.2	8.3	10.4
Total	$9.9	$11.9	$31.2	$39.1

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.0)	$(5.5)	$(11.8)	$(16.9)
Amortization of Prior Service Credit	0.1	0.1	0.2	0.2
	(3.9)	(5.4)	(11.6)	(16.7)
Income Tax Benefit	(0.8)	(1.1)	(2.4)	(3.5)
Total	$(3.1)	$(4.3)	$(9.2)	$(13.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses
Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2022	2021
	(in millions of dollars)
Balance at January 1	$23,664.7	$24,180.2
Less Reinsurance Recoverable	8,697.8	8,378.9
Net Balance at January 1	14,966.9	15,801.3

Incurred Related to
Current Year	5,130.1	5,471.1
Prior Years
Interest	460.5	525.3
All Other Incurred	(601.4)	(613.3)
Foreign Currency	(388.3)	(32.6)
Total Incurred	4,600.9	5,350.5

Paid Related to
Current Year	(2,118.6)	(2,225.3)
Prior Years	(3,051.2)	(3,021.8)
Total Paid	(5,169.8)	(5,247.1)

Reserves Ceded Pursuant to Reinsurance Transaction	—	(990.0)

Net Balance at September 30	14,398.0	14,914.7
Plus Reinsurance Recoverable	8,401.4	8,854.8
Balance at September 30	$22,799.4	$23,769.5

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

"Incurred Related to Prior Years - All Other Incurred" shown in the preceding chart reflects the current year development of the prior year unpaid claims and claim adjustment expenses. For both 2022 and 2021 this line item includes reserve assumption updates as discussed in the following paragraphs. For 2021, this amount includes the increase in benefits and change in reserves for future benefits resulting from the realization of previously unrealized investment gains and losses as a result of the Closed Block individual disability reinsurance transaction. Excluding the reserve assumption updates and impacts from the reinsurance transaction, the variability exhibited year over year is primarily caused by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves, primarily in our Unum US group long-term disability and Closed Block long-term care product lines. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

2022 Reserve Assumption Updates

During the third quarter of 2022, we completed our annual review of policy and claim reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during the third quarter of 2022, we updated our reserve assumptions to reflect our current estimate of future benefits obligations and determined that our claim reserves in our Unum US group long-term disability product line and our waiver of premium reserves for our Unum US group life product line should be reduced by $121.0 million and $34.0 million, respectively, due primarily to sustained improvement in claim recovery trends since our last assumption update, partially offset by lower social security benefit offsets for our group long-term disability product line. As a result, a reduction of approximately $155.0 million, which can be primarily attributed to prior year incurred claims, impacts the results shown in the preceding chart.

We also increased our claim reserves for the reinsured portion of our Closed Block individual disability product line by $193.9 million resulting primarily from updates to mortality assumptions for the advanced age portion of our claimant population. This increase is entirely related to the block that was ceded as a part of the Closed Block individual disability reinsurance transaction with Commonwealth Annuity and Life Insurance Company (Commonwealth). As a result, the increase in the Closed Block individual disability claim reserves had no impact on the net activity shown in the preceding chart.

2021 Reserve Assumption Updates

During the third quarter of 2021, we completed our annual review of policy and claim reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during the third quarter of 2021, we updated our reserve assumptions and determined that our claim reserves should be reduced by $215.0 million in our Unum US group long-term disability product line due primarily to sustained improvement in claim recovery trends since our last assumption update. We also increased our claim reserves for our Closed Block long-term care and individual disability product lines by $2.1 million and $6.4 million, respectively, to reflect our current estimate of future benefit obligations. As a result, a net reduction of $206.5 million, which can be primarily attributed to prior year incurred claims, impacts the results shown in the preceding chart. We increased policy reserves in our Closed Block group pension product line by $25.1 million as a result of this review which did not affect the results shown in the preceding chart.

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
September 30, 2022
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	September 30
	2022	2021
	(in millions of dollars)
Policy and Contract Benefits	$1,771.4	$1,920.4
Reserves for Future Policy and Contract Benefits	42,108.7	48,475.7
Total	43,880.1	50,396.1
Less:
Life Reserves for Future Policy and Contract Benefits	8,489.8	8,465.8
Accident and Health Active Life Reserves	13,355.2	13,016.9
Adjustment Related to Unrealized Investment Gains and Losses	(764.3)	5,143.9
Liability for Unpaid Claims and Claim Adjustment Expenses	$22,799.4	$23,769.5

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
September 30, 2022
Note 8 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$480.9	$451.4	$1,419.2	$1,367.7
Group Short-term Disability	232.2	212.4	685.9	641.2
Group Life and Accidental Death & Dismemberment
Group Life	417.7	404.2	1,249.9	1,228.8
Accidental Death & Dismemberment	43.8	39.6	129.7	123.0
Supplemental and Voluntary
Voluntary Benefits	199.0	209.6	635.2	640.4
Individual Disability	118.9	115.7	350.3	345.0
Dental and Vision	67.1	67.9	206.6	202.6
	1,559.6	1,500.8	4,676.8	4,548.7
Unum International
Unum UK
Group Long-term Disability	89.8	101.6	287.5	303.8
Group Life	35.0	29.1	100.5	84.4
Supplemental	27.4	28.3	85.8	84.2
Unum Poland	21.1	22.6	66.7	67.1
	173.3	181.6	540.5	539.5
Colonial Life
Accident, Sickness, and Disability	236.1	238.0	714.0	715.1
Life	100.2	94.6	303.2	287.3
Cancer and Critical Illness	87.0	88.2	264.4	264.5
	423.3	420.8	1,281.6	1,266.9
Closed Block
Long-term Care	174.5	176.1	523.0	528.4
Individual Disability	59.5	72.3	185.3	216.8
All Other	1.5	2.1	5.1	6.1
	235.5	250.5	713.4	751.3

Total Premium Income	$2,391.7	$2,353.7	$7,212.3	$7,106.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 8 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2022

Premium Income	$1,559.6	$173.3	$423.3	$235.5	$—	$2,391.7
Net Investment Income	170.6	37.0	38.6	251.4	14.0	511.6
Other Income	49.0	0.2	0.3	13.1	0.4	63.0
Adjusted Operating Revenue	$1,779.2	$210.5	$462.2	$500.0	$14.4	$2,966.3

Adjusted Operating Income (Loss)	$275.0	$29.9	$90.4	$34.1	$(49.5)	$379.9

Three Months Ended September 30, 2021

Premium Income	$1,500.8	$181.6	$420.8	$250.5	$—	$2,353.7
Net Investment Income	176.2	33.1	51.8	284.6	4.5	550.2
Other Income	43.5	0.4	0.3	19.3	2.4	65.9
Adjusted Operating Revenue	$1,720.5	$215.1	$472.9	$554.4	$6.9	$2,969.8

Adjusted Operating Income (Loss)	$88.5	$27.4	$80.1	$109.8	$(45.4)	$260.4

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Nine Months Ended September 30, 2022

Premium Income	$4,676.8	$540.5	$1,281.6	$713.4	$—	$7,212.3
Net Investment Income	509.4	122.3	115.4	817.7	33.0	1,597.8
Other Income	146.8	0.7	0.8	45.6	3.6	197.5
Adjusted Operating Revenue	$5,333.0	$663.5	$1,397.8	$1,576.7	$36.6	$9,007.6

Adjusted Operating Income (Loss)	$742.0	$82.0	$281.6	$207.5	$(126.8)	$1,186.3

Nine Months Ended September 30, 2021

Premium Income	$4,548.7	$539.5	$1,266.9	$751.3	$—	$7,106.4
Net Investment Income	539.5	94.8	131.1	876.5	20.5	1,662.4
Other Income	125.2	0.6	0.8	49.8	4.1	180.5
Adjusted Operating Revenue	$5,213.4	$634.9	$1,398.8	$1,677.6	$24.6	$8,949.3

Adjusted Operating Income (Loss)	$383.5	$78.6	$249.2	$318.0	$(132.8)	$896.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 8 - Segment Information - Continued

	September 30	December 31
	2022	2021
	(in millions of dollars)
Assets
Unum US	$16,183.0	$18,696.3
Unum International	2,910.5	4,086.5
Colonial Life	4,412.5	4,895.9
Closed Block	33,876.8	38,287.9
Corporate	3,483.9	4,149.0
Total Assets	$60,866.7	$70,115.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 8 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars)
Total Revenue	$2,961.9	$2,969.7	$8,985.3	$9,034.7
Excluding:
Net Investment Gain (Loss)	(4.4)	(0.1)	(22.3)	85.4
Adjusted Operating Revenue	$2,966.3	$2,969.8	$9,007.6	$8,949.3

Income Before Income Tax	$515.3	$409.9	$1,270.5	$871.3
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	—	—	67.6
Net Investment Gain (Loss), Other	(4.4)	(0.1)	(22.3)	17.8
Total Net Investment Gain (Loss)	(4.4)	(0.1)	(22.3)	85.4
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	—	—	—	(139.3)
Amortization of the Cost of Reinsurance	(15.2)	(19.7)	(48.5)	(59.4)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(15.2)	(19.7)	(48.5)	(198.7)
Net Reserve Decrease Related to Reserve Assumption Updates	155.0	181.4	155.0	181.4
Impairment Loss on Internal-Use Software	—	(12.1)	—	(12.1)
Cost Related to Early Retirement of Debt	—	—	—	(67.3)
Impairment Loss on ROU Asset	—	—	—	(13.9)
Adjusted Operating Income	$379.9	$260.4	$1,186.3	$896.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2022	2021	2022	2021	2022	2021
	(in millions of dollars)
Service Cost	$1.9	$2.4	$—	$—	$—	$—
Interest Cost	16.8	16.3	1.2	1.1	0.8	0.8
Expected Return on Plan Assets	(26.5)	(25.2)	(2.6)	(2.4)	(0.2)	(0.1)
Amortization of:
Net Actuarial (Gain) Loss	4.1	5.3	0.1	0.2	(0.2)	—
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost (Credit)	$(3.7)	$(1.2)	$(1.3)	$(1.1)	$0.3	$0.6

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2022	2021	2022	2021	2022	2021
	(in millions of dollars)
Service Cost	$5.8	$7.2	$—	$—	$—	$—
Interest Cost	50.4	48.7	3.8	3.2	2.3	2.3
Expected Return on Plan Assets	(79.5)	(75.5)	(8.3)	(7.4)	(0.4)	(0.4)
Amortization of:
Net Actuarial (Gain) Loss	12.2	16.0	0.3	0.9	(0.7)	—
Prior Service Credit	—	—	—	—	(0.2)	(0.2)
Total Net Periodic Benefit Cost (Credit)	$(11.1)	$(3.6)	$(4.2)	$(3.3)	$1.0	$1.7

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost (credit) are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 10 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars, except share data)
Numerator
Net Income	$410.7	$328.6	$1,034.6	$664.5

Denominator (000s)
Weighted Average Common Shares - Basic	200,035.3	204,645.8	201,262.3	204,429.6
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,614.9	496.5	1,256.7	623.3
Weighted Average Common Shares - Assuming Dilution	201,650.2	205,142.3	202,519.0	205,052.9

Net Income Per Common Share
Basic	$2.05	$1.61	$5.14	$3.25
Assuming Dilution	$2.04	$1.60	$5.11	$3.24

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock success units, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from stock options, nonvested stock success units, and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding nonvested stock success units and nonvested restricted stock units have grant prices ranging from $12.45 to $39.82. There were no outstanding stock options as of September 30, 2022. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive were de minimis and 0.1 million for the three and nine months ended September 30, 2022, respectively. There were approximately 1.3 million and 1.1 million potential common shares that were antidilutive for the three and nine months ended September 30, 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
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

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars, except share data)
Shares Repurchased (000s)	1,164.8	—	4,243.4	—
Cost of Shares Repurchased[1]	$42.6	$—	$137.5	$—

1Includes a de minimis amount and $0.1 million of commissions for the three and nine months ended September 30, 2022.

In February 2022, we entered into an accelerated share repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received an initial delivery of 1.3 million shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. We simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the share repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock at our option. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in April 2022, resulting in the delivery to us of 0.4 million additional shares. In total, we repurchased 1.7 million shares pursuant to the February 2022 accelerated share repurchase agreement. During the three and nine months ended September 30, 2022, we repurchased 1.2 million and 2.5 million shares, respectively, in open market transactions at a cost of $42.6 million and $87.5 million, respectively. As of September 30, 2022, the remaining repurchase amount under the current share repurchase program was $62.5 million.

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

In some of these matters, no specified amount is sought. In others, very large or indeterminate amounts, including punitive and treble damages, are asserted. There is a wide variation of pleading practice permitted in the United States courts with respect to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 11 - Commitments and Contingent Liabilities - Continued
requests for monetary damages, including some courts in which no specified amount is required and others which allow the plaintiff to state only that the amount sought is sufficient to invoke the jurisdiction of that court. Further, some jurisdictions permit plaintiffs to allege damages well in excess of reasonably possible verdicts. Based on our extensive experience and that of others in the industry with respect to litigating or resolving claims through settlement over an extended period of time, we believe that the monetary damages asserted in a lawsuit or claim bear little relation to the merits of the case, or the likely disposition value. Therefore, the specific monetary relief sought is not stated.

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

Note 12 - Debt and Other

Debt, Term Loan Facility, and Credit Facility Renewal

In September 2022, pursuant to privately negotiated transactions, we purchased, and the Provident Financing Trust I (the Trust) retired, $14.0 million aggregate liquidation amount of the Trust's 7.405% capital securities due 2038, which resulted in the reduction of a corresponding principal amount of our 7.405% junior subordinated debt securities due 2038 then held by the Trust. We incurred costs of $1.2 million related to the early retirement of the junior subordinated debt securities.

In August 2022, we entered into a five-year $350.0 million senior unsecured delayed draw term loan facility with a syndicate of lenders. Also in August 2022, we drew the entire amount of the term loan facility, which is scheduled to mature in August 2027. Amounts due under the term loan facility incur interest based on the prime rate, the federal funds rate or the Secured Overnight Financing Rate (SOFR). The proceeds from the term loan facility were used to redeem $350.0 million aggregate principal amount of our 4.000% senior notes due 2024. We incurred costs of $3.0 million related to the early retirement of these unsecured senior notes.

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
Unum Group and Subsidiaries
September 30, 2022
Note 12 - Debt and Other - Continued
terms and limitations. At September 30, 2022, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

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

Also in June 2021, we redeemed $500.0 million aggregate principal amount of our 4.500% senior notes due 2025, for which we incurred costs of $67.3 million related to the early retirement of debt.

Income Tax

In June 2021, the Finance Bill 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023, which resulted in $24.2 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in the second quarter of 2021.

Allowance for Expected Credit Losses on Premiums Receivable

At September 30, 2022, June 30, 2022, and December 31, 2021, the allowance for expected credit losses on premiums receivable was $31.4 million, $34.3 million, and $34.2 million, respectively, on gross premiums receivable of $561.1 million, $593.4 million, and $530.7 million, respectively. The decrease in the allowance of $2.9 million and $2.8 million during the three and nine months ended September 30, 2022, respectively, was driven primarily by an improvement in the age of premiums due to be collected and a decline in the gross receivable balance.

At September 30, 2021, June 30, 2021, and December 31, 2020, the allowance for expected credit losses on premiums receivable was $32.6 million, $31.0 million, and $38.8 million, respectively, on gross premiums receivable of $575.8 million, $576.3 million, and $525.8 million, respectively. The increase in the allowance of $1.6 million during the three months ended September 30, 2021 was driven primarily by increases in the age of premiums due to be collected. The decrease of $6.2 million during the nine months ended September 30, 2021, was driven primarily by improvements in the age of premiums due to be collected and improvements in unemployment levels.

Impairment Loss on Internal-Use Software

During the third quarter of 2021, we recognized an impairment loss of $12.1 million for previously capitalized internal-use software that we no longer plan to utilize. We determined that this internal-use software would no longer be developed in order to focus our efforts on the development of software that better supports our long-term strategic goals. The impairment loss reduced the carrying value of the internal-use software to zero and has been recorded within other expenses in the consolidated statement of income and is included within our Corporate segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
September 30, 2022
Note 12 - Debt and Other - Continued
Reinsurance

In December 2020, we completed the first phase of a reinsurance transaction, pursuant to which Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, and Unum Life Insurance Company of America, wholly-owned domestic insurance subsidiaries of Unum Group, and collectively referred to as "the ceding companies", each entered into separate reinsurance agreements with Commonwealth, to reinsure on a coinsurance basis effective as of July 1, 2020, approximately 75 percent of the Closed Block individual disability business, primarily direct business written by the ceding companies. On March 31, 2021, we completed the second phase of the reinsurance transaction, pursuant to which the ceding companies and Commonwealth amended and restated their respective reinsurance agreements to reinsure on a coinsurance and modified coinsurance basis effective as of January 1, 2021, a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business previously assumed by the ceding companies. Commonwealth established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreements.

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
•Cost of reinsurance, or prepaid reinsurance premium, of $43.1 million related to the DLR cohort. The total cost of reinsurance recognized on a combined basis for the first and second phases was $854.8 million for which we amortized $15.2 million and $48.5 million during the three and nine months ended September 30, 2022, respectively, and $19.7 million and $59.4 million during the three and nine month periods ended September 30, 2021, respectively.
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

The benefits we provide help the working world thrive throughout life's moments. As a leading provider of employee benefits, we offer a broad portfolio of products and services through the workplace.

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

Operating Performance and Capital Management

For the third quarter of 2022, we reported net income of $410.7 million, or $2.04 per diluted common share, compared to net income of $328.6 million, or $1.60 per diluted common share, in the third quarter of 2021. For the first nine months of 2022, we reported net income of $1,034.6 million, or $5.11 per diluted common share, compared to net income of $664.5 million, or $3.24 per diluted common share in the same period of 2021.

Included in our results for the third quarter of 2022 are:

•A net investment loss on the Company's investment portfolio of $4.4 million before tax and $3.4 million after tax, or $0.02 per diluted common share;
•Amortization of the cost of reinsurance of $15.2 million before tax and $12.1 million after tax, or $0.06 per diluted common share; and,
•A reserve decrease related to assumption updates of $155.0 million before tax and $122.5 million after tax, or $0.61 per diluted common share.

Included in our results for the first nine months of 2022 are:

•A net investment loss of $22.3 million before tax and $17.1 million after tax, or $0.09 per diluted common share;
•Amortization of the cost of reinsurance of $48.5 million before tax and $38.4 million after tax, or $0.19 per diluted common share; and,
•A reserve decrease related to assumption updates of $155.0 million before tax and $122.5 million after tax, or $0.61 per diluted common share.

Included in our results for the third quarter of 2021 are:

•A net investment loss of $0.1 million before tax and $0.1 million after tax, or a de minimis impact on earnings per diluted common share;
•Amortization of the cost of reinsurance of $19.7 million before tax and $15.5 million after tax or $0.08 per diluted common share;
•A net reserve decrease related to assumption updates of $181.4 million before tax and $143.3 million after tax, or $0.70 per diluted common share; and,
•An impairment loss on internal-use software of $12.1 million before tax and $9.6 million after tax, or $0.05 per diluted common share.

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

Excluding these items, after-tax adjusted operating income for the third quarter of 2022 was $303.7 million, or $1.51 per diluted common share compared to $210.5 million, or $1.03 per diluted common share, for the same period of 2021. After-tax adjusted operating income was $967.6 million, or $4.78 per diluted common share, in the first nine months of 2022, compared to $708.7 million, or $3.46 per diluted common share, in the first nine months of 2021. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for a reconciliation of these items.

Our Unum US segment reported income before income tax and net investment gains and losses of $430.0 million and $897.0 million in the third quarter and first nine months of 2022, respectively, compared to $303.5 million and $598.5 million in the third quarter and first nine months of 2021, respectively, which includes the reserve decreases related to the assumption updates during the third quarter of 2022 and 2021. Excluding these items, our Unum US segment reported adjusted operating income of $275.0 million and $742.0 million in the third quarter and first nine months of 2022, respectively, compared to $88.5 million and $383.5 million in the third quarter and first nine months of 2021, respectively. The increase in adjusted operating income in the third quarter and first nine months of 2022 compared to the same periods of 2021 is primarily due to favorable benefits experience in our group product lines, and an increase in premium income, partially offset by higher operating expenses and lower net investment income. The benefit ratio, excluding the reserve decreases in the third quarters of 2022 and 2021, for our Unum US segment was 63.4 percent and 65.6 percent in the third quarter and first nine months of 2022, respectively, compared to 77.6 percent and 74.5 percent in third quarter and first nine months of 2021, respectively. Unum US sales increased 11.0 percent and 14.9 percent in the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021. See "2022 Reserve Assumption Updates" and "2021 Reserve Assumption Updates" contained herein for further discussion.

Our Unum International segment reported adjusted operating income, as measured in U.S. dollars, of $29.9 million and $82.0 million and in the third quarter and first nine months of 2022, respectively, compared to $27.4 million and $78.6 million in the third quarter and first nine months of 2021, respectively. As measured in local currency, our Unum UK line of business reported adjusted operating income of £23.6 million and £62.1 million in the third quarter and first nine months of 2022, respectively, compared to £18.4 million and £53.8 million in the third quarter and first nine months of 2021, respectively. As measured in local currency, the increase in adjusted operating income in the third quarter and first nine months of 2022 compared to the same periods of 2021 is primarily due to higher net investment income and premium income, partially offset by higher operating expenses. The benefit ratio for our Unum UK line of business was 78.6 percent and 82.9 percent in the third quarter and first nine months of 2022, respectively, compared to 79.2 percent and 79.1 percent in the same periods of 2021. Unum International sales, as measured in U.S. dollars, increased 66.4 percent and 36.9 percent in the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021. Unum UK sales, as measured in local currency increased 106.0 percent and 55.6 percent in the third quarter and first nine months of 2022, respectively, relative to the same periods of 2021.

Our Colonial Life segment reported adjusted operating income of $90.4 million and $281.6 million in the third quarter and first nine months of 2022, respectively, compared to $80.1 million and $249.2 million in the third quarter and first nine months of 2021, respectively. The increase in adjusted operating income in the third quarter and first nine months of 2022 compared to the same periods of 2021 is primarily due to favorable benefits experience and premium income, partially offset by higher operating expenses and lower net investment income. The benefit ratio for Colonial Life was 46.8 percent and 47.9 percent in the third quarter and first nine months of 2022, respectively, compared to 55.9 percent and 54.3 percent in the same periods of 2021. Colonial Life sales increased 3.2 percent and 7.8 percent in the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021.

Our Closed Block segment reported income before income tax and net investment gains and losses of $18.9 million and $159.0 million in the third quarter and first nine months of 2022, respectively, which includes the amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction, compared to income before income tax and net investment gains and losses of $56.5 million and $85.7 million in the same periods of 2021, which includes the reserve increases related to the assumption updates during the third quarter of 2021, impacts related to the second phase of the Closed Block individual disability reinsurance transaction during the first quarter of 2021, and the amortization of the cost of reinsurance. Excluding these items, our Closed Block segment reported adjusted operating income of $34.1 million and $207.5 million in the third quarter and first nine months of 2022, respectively, compared to $109.8 million and $318.0 million in the same periods of 2021. The long-term care interest adjusted loss ratio was less favorable in the third quarter and first nine months of 2022 relative to the same periods of 2021, which excludes the reserve increase related to the assumption update in the third quarter of 2021. The interest adjusted loss ratio for individual disability was less favorable during the third quarter and first nine months of 2022 relative to the same periods of 2021, which excludes the reserve increase related to the assumption update in the third quarter of 2021 and the reserve recognition impact from the reinsurance transaction during the first quarter of 2021. See "Closed Block Individual Disability Reinsurance Transaction" contained herein for further discussion.

A rising interest rate environment could continue to positively impact our yields on new investments, but could also continue to create unrealized losses in our current holdings. Our net investment income has been pressured as the majority of our investments were made at a decreasing level of interest rates indicative of the prevailing trend over the last decades. As of September 30, 2022, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell and it is not more likely than not that we will be required to sell before recovery in amortized cost. The net unrealized loss on our fixed maturity securities was $3.6 billion at September 30, 2022, compared to a $5.9 billion net unrealized gain as of December 31, 2021, with the decrease due primarily to an increase in U.S. Treasury rates and credit spreads. The earned book yield on our investment portfolio was 4.59 percent for the first nine months of 2022 compared to a yield of 4.85 percent for full year 2021.

We believe our capital and financial positions are strong. At September 30, 2022, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 415 percent. During the first nine months of 2022, we repurchased 4.2 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $138 million. Our weighted average common shares outstanding, assuming dilution, equaled 201.7 million and 205.1 million for the third quarters of 2022 and 2021, respectively, and 202.5 million and 205.1 million for the first nine months of 2022 and 2021, respectively. As of September 30, 2022, Unum Group and our intermediate holding companies had available holding company liquidity of $1,079 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Coronavirus Disease 2019 (COVID-19)

COVID-19 continues to cause disruption to the global economy and has unfavorably impacted our company as well as the overall insurance industry. During the first nine months of 2022, we have experienced lower mortality in our life products lines, resulting primarily from lessening impacts of COVID-19 on our insured population compared to the same period of 2021. Due to the volatile and unprecedented nature of these events, we still cannot fully estimate the ultimate impact of the COVID-19 pandemic. We continue to closely monitor pandemic trends that have and may continue to have adverse impacts on our business.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. It imposes a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. We anticipate that our company will be an applicable corporation as early as 2023. We do not expect that any CAMT incurred would impact earnings since it would be offset with a credit toward regular income tax in subsequent years. We continue to monitor the ongoing guidance issued by the United States Treasury. The IRA also imposes a one percent excise tax on the fair market value of corporate stock repurchases after December 31, 2022. This excise tax would be recorded as part of the cost basis of treasury stock. We have not recorded any tax impact from the enactment of the IRA as of September 30, 2022.

2022 Reserve Assumption Updates

During the third quarter of 2022, we completed our annual review of policy and claim reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during the third quarter of 2022, we updated our reserve assumptions to reflect our current estimate of future benefit obligations and determined that our claim reserves in our Unum US group long-term disability product line and our waiver of premium reserves for our Unum US group life product line should be reduced by $121.0 million and $34.0 million before tax, or $95.6 million and $26.9 million after tax, respectively, due primarily to sustained improvement in claim recovery trends since our last assumption update, partially offset by lower social security benefit offsets for our group long-term disability product line.

We also increased our claim reserves for the reinsured portion of our Closed Block individual disability product line by $193.9 million before tax, or $153.2 million after tax, resulting primarily from updates to mortality assumptions for the advanced age portion of our claimant population. This increase is entirely related to the block that was ceded as a part of the Closed Block individual disability reinsurance transaction with Commonwealth Annuity and Life Insurance Company (Commonwealth) and as a result, a corresponding increase was reported in our consolidated balance sheet as a reinsurance recoverable, however there was no net impact on our consolidated results of operations for the period. The amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction is based upon expected claim reserve patterns and as such there was a resulting change in the timing of the amortization of the cost of reinsurance.

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

Closed Block Individual Disability Reinsurance Transaction

In December 2020, we completed the first phase of a reinsurance transaction, pursuant to which Provident, Paul Revere, and Unum America, wholly-owned domestic insurance subsidiaries of Unum Group, and collectively referred to as "the ceding companies", each entered into separate reinsurance agreements with Commonwealth, to reinsure on a coinsurance basis effective as of July 1, 2020, approximately 75 percent of the Closed Block individual disability business, primarily direct business written by the ceding companies. In March 2021, we completed the second phase of the reinsurance transaction, pursuant to which the ceding companies and Commonwealth amended and restated their respective reinsurance agreements to reinsure on a coinsurance and modified coinsurance basis effective as of January 1, 2021, a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business previously assumed by the ceding companies. Commonwealth established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreements.

In December 2020, Provident Life and Casualty Insurance Company (PLC), also a wholly-owned domestic insurance subsidiary of Unum Group, entered into an agreement with Commonwealth whereby PLC will provide a 12-year volatility cover to Commonwealth for the active life cohort (ALR cohort). As part of this agreement, PLC received a payment from Commonwealth of $62.1 million. On March 31, 2021, PLC and Commonwealth amended and restated this agreement to incorporate the ALR cohort related to the additional business that was reinsured between the ceding companies and Commonwealth as part of the second phase of the transaction. As part of the amended and restated volatility cover, PLC received a payment from Commonwealth of $17.9 million. At the end of the 12-year coverage period, Commonwealth will retain the remaining incidence and claims risk on the ALR cohort of the ceded business.

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
•Cost of reinsurance, or prepaid reinsurance premium, of $43.1 million related to the DLR cohort. The total cost of reinsurance recognized on a combined basis for the first and second phases was $854.8 million for which we amortized $15.2 million and $48.5 million, or $12.1 million after tax and $38.4 million after tax, during the three and nine month periods ended September 30, 2022, respectively, compared to $19.7 million and $59.4 million, or $15.5 million after tax and $46.8 million after tax, during the three and nine month periods ended September 30, 2021, respectively.
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

Our near-term results will be influenced by COVID trends, specifically the mortality rate in our insured population and the rate and severity of infections. As the pandemic impacts have lessened in the first nine months of 2022, we have experienced recovery in our core business earnings from the underlying strength of our business. We expect positive operating trends in our core businesses during 2022 in comparison to the prior year, with solid premium growth and improved claim experience.

The rising interest rate environment could continue to positively impact our yields on new investments, but could also continue to create unrealized losses in our current holdings. We also may continue to experience further volatility in miscellaneous investment income primarily related to bond calls and changes in partnership net asset values.

As part of our discipline in pricing and reserving, we continuously monitor emerging claim trends and interest rates. We will continue to take appropriate pricing actions on new business and renewals that are reflective of the current environment and may continue to utilize derivative financial instruments to manage interest rate risk.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended September 30
	2022		2021
	(in millions)	per share *	(in millions)	per share *
Net Income	$410.7	$2.04	$328.6	$1.60
Excluding:
Net Investment Loss (net of tax benefit of $1.0; $—)	(3.4)	(0.02)	(0.1)	—
Amortization of the Cost of Reinsurance (net of tax benefit of $3.1; $4.2)	(12.1)	(0.06)	(15.5)	(0.08)
Net Reserve Decrease Related to Reserve Assumption Updates (net of tax expense of $32.5; $38.1)	122.5	0.61	143.3	0.70
Impairment Loss on Internal-Use Software (net of tax benefit of $—; $2.5)	—	—	(9.6)	(0.05)
After-tax Adjusted Operating Income	$303.7	$1.51	$210.5	$1.03

* Assuming Dilution

	Nine Months Ended September 30
	2022		2021
	(in millions)	per share *	(in millions)	per share *
Net Income	$1,034.6	$5.11	$664.5	$3.24
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction (net of tax expense of $—; $14.2)	—	—	53.4	0.26
Net Investment Gain (Loss), Other (net of tax expense (benefit) of $(5.2); $3.8)	(17.1)	(0.09)	14.0	0.07
Total Net Investment Gain (Loss)	(17.1)	(0.09)	67.4	0.33
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs (net of tax benefit of $—; $29.2)	—	—	(110.1)	(0.53)
Amortization of the Cost of Reinsurance (net of tax benefit of $10.1; $12.6)	(38.4)	(0.19)	(46.8)	(0.24)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(38.4)	(0.19)	(156.9)	(0.77)
Net Reserve Decrease Related to Reserve Assumption Updates (net of tax expense of $32.5; $38.1)	122.5	0.61	143.3	0.70
Impairment Loss on Internal-Use Software (net of tax benefit of $—; $2.5)	—	—	(9.6)	(0.05)
Cost Related to Early Retirement of Debt (net of tax benefit of $—; $14.1)	—	—	(53.2)	(0.26)
Impairment Loss on ROU Asset (net of tax benefit of $—; $2.9)	—	—	(11.0)	(0.05)
Impact of U.K. Tax Rate Increase	—	—	(24.2)	(0.12)
After-tax Adjusted Operating Income	$967.6	$4.78	$708.7	$3.46

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in millions of dollars)
Total Revenue	$2,961.9	$2,969.7	$8,985.3	$9,034.7
Excluding:
Net Investment Gain (Loss)	(4.4)	(0.1)	(22.3)	85.4
Adjusted Operating Revenue	$2,966.3	$2,969.8	$9,007.6	$8,949.3

Income Before Income Tax	$515.3	$409.9	$1,270.5	$871.3
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	—	—	67.6
Net Investment Gain (Loss), Other	(4.4)	(0.1)	(22.3)	17.8
Total Net Investment Gain (Loss)	(4.4)	(0.1)	(22.3)	85.4
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	—	—	—	(139.3)
Amortization of the Cost of Reinsurance	(15.2)	(19.7)	(48.5)	(59.4)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(15.2)	(19.7)	(48.5)	(198.7)
Net Reserve Decrease Related to Reserve Assumption Updates	155.0	181.4	155.0	181.4
Impairment Loss on Internal-Use Software	—	(12.1)	—	(12.1)
Cost Related to Early Retirement of Debt	—	—	—	(67.3)
Impairment Loss on ROU Asset	—	—	—	(13.9)
Adjusted Operating Income	$379.9	$260.4	$1,186.3	$896.5
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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2022.

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

We are continuing our implementation efforts and are evaluating the effects of complying with this update. We expect that the most significant impact at the transition date will be the requirement to update the discount rate assumption to reflect an upper-medium grade fixed-income instrument, which will be generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities and will result in a decrease to accumulated other comprehensive income (loss) (AOCI) within our total stockholders’ equity balance of approximately $6.5 billion to $7 billion as of January 1, 2021. In order to illustrate the sensitivity of this adjustment, if we had used interest rates as of September 30, 2022, the transition adjustment would have been a decrease to AOCI and total stockholders' equity of approximately $0.5 billion to $1 billion. The decrease in AOCI is driven primarily by the difference between the discount rate currently applied, which is based on an expected investment yield from our current investment strategy, and the single-A discount rate that will be required for our longest duration products. Our investment strategy reflects the illiquid nature of the majority of our liability cash flows and results in yields in the investment portfolios supporting the cash outflows required for these products that are generally higher than a single-A yield. In addition, the discount rate applied to reserves for our longest duration products such as long-term care, includes an assumption for long-term yields rising to more historical levels. After the transition date, we will be required to update the discount rate each subsequent reporting period with changes recorded in OCI and expect that this could have a material impact on OCI.

We expect that the recast of our net income for 2021 will result in a net favorable impact due primarily to the following changes:

•Updating the lifetime cohort net premium ratios (lifetime loss ratio) for actual experience each reporting period will generally cause earnings patterns to be more consistent from period to period, with variances in experience reflected in earnings over the cohort lifetime. We expect this to result in an unfavorable impact to income for 2021. Our Unum US supplemental and voluntary, Colonial Life, and certain of our Closed Block product lines were most affected by this change due to generally favorable benefits experience observed during 2021.

•Alignment of amortization of deferred acquisition costs to a constant level basis and modification of amortization periods to reflect the expected term of the related contracts could result in either higher or lower income for the affected product lines. We expect this to result in a net favorable impact to income for 2021. Our Unum US and Colonial Life product lines were most affected by this change with an overall increased amortization period.

•Accelerated recognition of the provision for adverse deviation or other differences from current best estimate values for policies issued prior to the transition date and due to not establishing the provision for policies issued on or after the transition date will generally result in higher income most notably in the initial years after the transition date. We expect this to result in a favorable impact to income for 2021. Our Unum US supplemental and voluntary and Colonial Life product lines were most affected by this change.

•Establishing reserves for claims incurred on or after the transition date at interest rates prescribed by the update could result in either higher or lower income for the affected product lines depending on the policy issue date and the interest rate environment at that time. We expect this to result in an unfavorable impact to income for 2021. Certain of our Unum US and Closed Block product lines were most affected by this change.

•Updating cash flow assumptions. We expect this to result in a favorable impact to income for 2021. Certain of our Unum US, Colonial Life, and Closed Block product lines were most affected by this change.

•Applying non-contemporaneous reinsurance accounting to the second phase of our Closed Block individual disability reinsurance transaction which was completed in the first quarter of 2021. The primary impacts of this change are:

◦Reversing the increase in benefits and change in reserves for future benefits resulting from the realization of previously unrealized investment gains and losses previously recorded in AOCI that will be removed as of the transition date which will have a favorable impact on income for 2021.

◦Remeasuring the ceded reserves as a separate cohort of reserves at interest rates prescribed by the update and the resulting change to the cost of reinsurance. We expect the differential in the discount rate applied to the direct and ceded cohorts of business will result in an unfavorable impact to income for 2021 partially offset by a decrease in the amortization of the cost of reinsurance as a result of a lower cost of reinsurance.

We expect that all of the above changes will continue to impact our earnings in periods subsequent to 2021 to varying degrees and over varying time periods with the exception of the one-time impact related to not recognizing the increase in benefits and change in reserves for future benefits resulting from the realization of previously unrealized investment gains and losses previously recorded in AOCI related to the second phase of our Closed Block individual disability reinsurance transaction.

This update will also significantly expand our disclosures. We do not have products with market risk benefits.

Although this update will significantly impact our GAAP-based financial position and results of operations, the update will not impact cash flows, statutory-based financial position or results of operations, or our view of our businesses.

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Revenue
Premium Income	$2,391.7	1.6%	$2,353.7	$7,212.3	1.5%	$7,106.4
Net Investment Income	511.6	(7.0)	550.2	1,597.8	(3.9)	1,662.4
Net Investment Gain (Loss)	(4.4)	N.M.	(0.1)	(22.3)	N.M.	85.4
Other Income	63.0	(4.4)	65.9	197.5	9.4	180.5
Total Revenue	2,961.9	(0.3)	2,969.7	8,985.3	(0.5)	9,034.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,579.3	(10.0)	1,753.9	5,181.3	(8.4)	5,659.2
Commissions	271.5	5.1	258.3	819.1	5.3	777.9
Interest and Debt Expense	47.0	5.1	44.7	141.3	5.1	134.4
Cost Related to Early Retirement of Debt	4.2	N.M.	—	4.2	(93.8)	67.3
Deferral of Acquisition Costs	(139.4)	8.4	(128.6)	(419.1)	7.8	(388.9)
Amortization of Deferred Acquisition Costs	150.8	9.0	138.4	449.5	2.0	440.8
Compensation Expense	285.9	18.3	241.6	794.1	9.4	725.9
Other Expenses	247.3	(1.7)	251.5	744.4	(0.3)	746.8
Total Benefits and Expenses	2,446.6	(4.4)	2,559.8	7,714.8	(5.5)	8,163.4

Income Before Income Tax	515.3	25.7	409.9	1,270.5	45.8	871.3
Income Tax Expense	104.6	28.7	81.3	235.9	14.1	206.8

Net Income	$410.7	25.0	$328.6	$1,034.6	55.7	$664.5

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.169 and 1.380 for the three months ended September 30, 2022 and 2021, and 1.246 and 1.385 for the nine months ended September 30, 2022 and 2021, respectively. If the 2021 results for our U.K. operations had been translated at the exchange rates of 2022, our adjusted operating revenue and adjusted operating income by segment would have been lower by approximately $29 million and $4 million, respectively, in the third quarter of 2021 and lower by approximately $57 million and $8 million, respectively, in the first nine months of 2021. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for our principal operating business segments in the third quarter and first nine months of 2022 increased compared to the same periods of 2021, primarily due to in-force block growth and higher overall sales. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income decreased in the third quarter and first nine months of 2022 compared to the same periods of 2021 primarily due to lower miscellaneous investment income, partially offset by a higher level of invested assets and higher investment income from inflation index-linked bonds held by Unum UK. Also impacting the comparison for the first nine months of 2022 is a decline in the yield on invested assets.

Credit losses on fixed maturity securities were $0.5 million during the third quarter of 2022 and we did not recognize any credit losses on fixed maturity securities during the third quarter of 2021. Credit losses on fixed maturity securities during the first nine months of 2022 and 2021 were $4.6 million and $9.3 million, respectively. Also included in net investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in investment gains (losses) of $14.9 million and $2.6 million in the third quarters of 2022 and 2021, respectively, and $10.7 million and $21.2 million in first nine months of 2022 and 2021, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. Also included in the net investment gains and losses for the first nine months of 2021 is a net realized investment gain of $67.6 million related to the transfer of investments in the second phase of the Closed Block individual disability reinsurance transaction. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on investment gains and losses.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only (ASO) business, and the underlying results and associated net investment income of certain assumed blocks of individual disability reinsured business in the Closed Block segment.

Overall benefits experience was favorable in the third quarter and first nine months of 2022 relative to the same periods of 2021. Overall benefits experience includes the impact of the reserve assumption updates in our Unum US group disability and Unum US group life product lines in the third quarter and first nine months of 2022 and in our Unum US group disability product line and Closed Block segment in the third quarter and first nine months of 2021. Also included in the overall benefits experience for the first nine months of 2021 is the reserve recognition impact from the second phase of the Closed Block individual disability reinsurance transaction that occurred during the first quarter of 2021. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were higher during the third quarter and first nine months of 2022 compared to the same periods of 2021 driven primarily by in-force block growth and higher sales in our Colonial Life and Unum US segments. The increase in amortization of deferred acquisition costs in the third quarter of 2022 compared to the same period of 2021 is due primarily to a higher level of policy terminations in our Colonial Life segment and our Unum US voluntary benefits product line. The increase in the amortization of deferred acquisition costs in the first nine months of 2022 compared to the same period of 2021 is due to a higher level of policy terminations for our Colonial Life segment, partially offset by a lower level of policy terminations in the Unum US voluntary benefits product line.

Cost related to early retirement of debt for the third quarter and first nine months of 2022 includes costs associated with the redemption of $350.0 million aggregate principal amount of our 4.000% senior notes due 2024 and costs related to the retirement of $14.0 million aggregate liquidation amount of the 7.405% capital securities due 2038 issued by Provident Financing Trust I (the Trust), which resulted in the reduction of a corresponding principal amount of our 7.405% junior subordinated debt securities due 2038 then held by the Trust. Cost related to early retirement of debt for the first nine months of 2021 includes costs associated with the redemption of $500.0 million aggregate principal amount of our 4.500% senior notes due 2025. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Other expenses and compensation expense, on a combined basis, increased in the third quarter and first nine months of 2022 compared to the same periods of 2021 due to an increase in employee-related costs, operational investments in the business, and growth in our fee-based service products. Also contributing to the increase for the first nine months of 2022 compared to the same period of 2021 is a larger decrease in the allowance for expected credit losses on premium receivable balances during the first nine months of 2021 compared to the same period of 2022. Partially offsetting the increase in expenses for the first nine months of 2022 compared to the same period of 2021 are costs related to the second phase of the Closed Block individual disability reinsurance transaction that occurred in the first quarter of 2021 as well as a reduction in the amortization of the cost of reinsurance in the third quarter and first nine months of 2022.

Our effective income tax rates for the third quarter and first nine months of 2022 were 20.3 percent and 18.6 percent of income before income tax, respectively, compared to 19.8 percent and 23.7 percent for the same prior year periods. Our effective income tax rates differed from the U.S. statutory rate of 21 percent in effect for the third quarter and first nine months of 2022 primarily due to the foreign tax rate differential and partially offset by global intangible low-taxed income tax. Our effective income tax rates differed from the U.S. statutory rate of 21 percent in effect for the third quarter and first nine months of 2021 primarily due to unfavorable global intangible low-taxed income tax and favorable adjustments to our prior year tax return. Also impacting the difference between the effective tax rate and the U.S. statutory rate in effect for the first nine months of 2021 was the unfavorable impact of the U.K. tax rate increase. See note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Unum US	$157.5	11.0%	$141.9	$645.4	14.9%	$561.9

Unum International	$40.1	66.4%	$24.1	$110.1	36.9%	$80.4

Colonial Life	$115.9	3.2%	$112.3	$338.1	7.8%	$313.6

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income	$1,559.6	3.9%	$1,500.8	$4,676.8	2.8%	$4,548.7
Net Investment Income	170.6	(3.2)	176.2	509.4	(5.6)	539.5
Other Income	49.0	12.6	43.5	146.8	17.3	125.2
Total	1,779.2	3.4	1,720.5	5,333.0	2.3	5,213.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	834.1	(12.2)	950.2	2,912.4	(8.3)	3,175.6
Commissions	151.3	5.4	143.5	458.6	4.5	439.0
Deferral of Acquisition Costs	(66.2)	8.3	(61.1)	(199.4)	3.1	(193.4)
Amortization of Deferred Acquisition Costs	75.3	5.9	71.1	228.0	(6.4)	243.7
Other Expenses	354.7	13.2	313.3	1,036.4	9.1	950.0
Total	1,349.2	(4.8)	1,417.0	4,436.0	(3.9)	4,614.9

Income Before Income Tax and Net Investment Gains and Losses	430.0	41.7	303.5	897.0	49.9	598.5
Reserve Assumption Updates	(155.0)	27.9	(215.0)	(155.0)	27.9	(215.0)
Adjusted Operating Income	$275.0	N.M.	$88.5	$742.0	93.5	$383.5

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	63.4%		77.6%	65.6%		74.5%
Other Expense Ratio	22.7%		20.9%	22.2%		20.9%
Adjusted Operating Income Ratio	17.6%		5.9%	15.9%		8.4%

[1]Excludes the $155.0 million and $215.0 million reserve decreases from the third quarters and first nine months of 2022 and 2021, respectively, related to the assumption updates that occurred during the third quarters of each year.

N.M. = not a meaningful percentage

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$480.9	6.5%	$451.4	$1,419.2	3.8%	$1,367.7
Group Short-term Disability	232.2	9.3	212.4	685.9	7.0	641.2
Total Premium Income	713.1	7.4	663.8	2,105.1	4.8	2,008.9
Net Investment Income	84.8	(9.1)	93.3	262.6	(7.8)	284.7
Other Income	48.4	15.0	42.1	143.5	18.2	121.4
Total	846.3	5.9	799.2	2,511.2	4.0	2,415.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	326.0	5.6	308.6	1,301.3	(1.0)	1,314.3
Commissions	52.1	6.1	49.1	158.0	4.5	151.2
Deferral of Acquisition Costs	(12.9)	4.9	(12.3)	(38.1)	1.9	(37.4)
Amortization of Deferred Acquisition Costs	13.1	1.6	12.9	38.6	—	38.6
Other Expenses	217.2	16.5	186.4	630.5	10.7	569.8
Total	595.5	9.3	544.7	2,090.3	2.6	2,036.5

Income Before Income Tax and Net Investment Gains and Losses	250.8	(1.5)	254.5	420.9	11.2	378.5
Reserve Assumption Updates	(121.0)	43.7	(215.0)	(121.0)	43.7	(215.0)
Adjusted Operating Income	$129.8	N.M.	$39.5	$299.9	83.4	$163.5

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	62.7%		78.9%	67.6%		76.1%
Other Expense Ratio	30.5%		28.1%	30.0%		28.4%
Adjusted Operating Income Ratio	18.2%		6.0%	14.2%		8.1%

Persistency:
Group Long-term Disability				90.7%		89.8%
Group Short-term Disability				89.2%		87.1%

[1]Excludes the $121.0 million and $215.0 million reserve decreases from the third quarters and first nine months of 2022 and 2021, respectively, related to the assumption updates that occurred during the third quarters of each year.

N.M. = not a meaningful percentage

Premium income was higher in the third quarter and first nine months of 2022 compared to the same periods of 2021 driven primarily by in-force block growth and favorable persistency. Net investment income was lower in the third quarter and first nine months of 2022 relative to the same periods of 2021 due primarily to lower miscellaneous investment income and a decrease in the yield on invested assets. Other income increased in the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to continued growth in our fee-based service products.

Benefits experience, excluding the impacts of the reserve assumption updates, was favorable in the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to favorable claim recoveries in our group long-term disability product line as well as lower claims incidence in both the group short-term and long-term disability product lines.

Commissions were higher in the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to in-force block growth and favorable persistency. The deferral of acquisition costs was higher in the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to higher sales. The amortization of deferred acquisition costs was generally consistent in the third quarter and first nine months of 2022 with the same periods of 2021. Our other expense ratio increased in the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to increases in employee-related costs, growth in our fee-based service products, and operational investments in our business.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Group Life	$417.7	3.3%	$404.2	$1,249.9	1.7%	$1,228.8
Accidental Death & Dismemberment	43.8	10.6	39.6	129.7	5.4	123.0
Total Premium Income	461.5	4.0	443.8	1,379.6	2.1	1,351.8
Net Investment Income	25.3	4.1	24.3	75.1	(1.3)	76.1
Other Income	0.4	(20.0)	0.5	1.2	(7.7)	1.3
Total	487.2	4.0	468.6	1,455.9	1.9	1,429.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	325.8	(27.0)	446.6	1,052.8	(17.8)	1,281.2
Commissions	38.8	6.6	36.4	113.7	4.2	109.1
Deferral of Acquisition Costs	(9.0)	1.1	(8.9)	(26.9)	(1.5)	(27.3)
Amortization of Deferred Acquisition Costs	8.3	(12.6)	9.5	24.8	(13.6)	28.7
Other Expenses	58.4	12.1	52.1	168.7	7.0	157.7
Total	422.3	(21.2)	535.7	1,333.1	(14.0)	1,549.4

Income (Loss) Before Income Tax and Net Investment Gains and Losses	64.9	196.7	(67.1)	122.8	N.M.	(120.2)
Reserve Assumption Update	(34.0)	N.M.	—	(34.0)	N.M.	—
Adjusted Operating Income (Loss)	$30.9	146.1	$(67.1)	$88.8	173.9	$(120.2)

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	78.0%		100.6%	78.8%		94.8%
Other Expense Ratio	12.7%		11.7%	12.2%		11.7%
Adjusted Operating Income (Loss) Ratio	6.7%		(15.1)%	6.4%		(8.9)%

Persistency:
Group Life				89.2%		89.9%
Accidental Death & Dismemberment				88.1%		89.3%

[1]Excludes the $34.0 million reserve decrease from the third quarter and first nine months of 2022 related to the assumption update that occurred during the third quarter of 2022.

N.M. = not a meaningful percentage

Premium income was higher in the third quarter and first nine months of 2022 compared to the same periods of 2021 driven by in-force block growth, partially offset by lower persistency. Net investment income was higher in the third quarter of 2022 relative to the same period of 2021 due primarily to an increase in the yield on invested assets and an increase in the level of invested assets, partially offset by lower miscellaneous investment income. Net investment income was lower in the first nine months of 2022 relative to the same period of 2021 due primarily to lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

Benefits experience, excluding the impacts of the reserve assumption update, was favorable in the third quarter and first nine months of 2022 compared to the same periods of 2021 largely due to lower mortality in the group life product line, resulting primarily from lessening impacts of COVID-19 on our insured population.

Commissions were higher in the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to in-force block growth. The deferral of acquisition costs was generally consistent in the third quarter and first nine months of 2022 with the same periods of 2021. The amortization of deferred acquisition costs decreased in the third quarter and first nine months of 2022 compared to the same periods of 2021 due to a decline in the level of the deferred asset. The other expense ratio increased in the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to an increase in employee-related costs and operational investments in our business.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$199.0	(5.1)%	$209.6	$635.2	(0.8)%	$640.4
Individual Disability	118.9	2.8	115.7	350.3	1.5	345.0
Dental and Vision	67.1	(1.2)	67.9	206.6	2.0	202.6
Total Premium Income	385.0	(2.1)	393.2	1,192.1	0.3	1,188.0
Net Investment Income	60.5	3.2	58.6	171.7	(3.9)	178.7
Other Income	0.2	(77.8)	0.9	2.1	(16.0)	2.5
Total	445.7	(1.5)	452.7	1,365.9	(0.2)	1,369.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	182.3	(6.5)	195.0	558.3	(3.8)	580.1
Commissions	60.4	4.1	58.0	186.9	4.6	178.7
Deferral of Acquisition Costs	(44.3)	11.0	(39.9)	(134.4)	4.4	(128.7)
Amortization of Deferred Acquisition Costs	53.9	10.7	48.7	164.6	(6.7)	176.4
Other Expenses	79.1	5.7	74.8	237.2	6.6	222.5
Total	331.4	(1.5)	336.6	1,012.6	(1.6)	1,029.0

Adjusted Operating Income	$114.3	(1.6)	$116.1	$353.3	3.9	$340.2

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits	42.6%		46.6%	41.2%		43.3%
Individual Disability	40.0%		40.1%	41.3%		43.6%
Dental and Vision	74.5%		75.0%	73.6%		75.1%
Other Expense Ratio	20.5%		19.0%	19.9%		18.7%
Adjusted Operating Income Ratio	29.7%		29.5%	29.6%		28.6%

Persistency:
Voluntary Benefits				75.1%		75.4%
Individual Disability				89.2%		88.4%
Dental and Vision				81.4%		86.3%

Premium income was lower in the third quarter of 2022 compared to the same period of 2021, due primarily to lower persistency in both the voluntary benefits and dental and vision product lines, partially offset by higher sales in both the individual disability and voluntary benefits product lines. Premium income was generally consistent in the first nine months of 2022 compared to the same period of 2021 with higher sales in the individual disability product line, mostly offset by lower persistency in the voluntary benefits product line. Net investment income was higher in the third quarter of 2022 compared to the same period of 2021 due to an increase in the yield on invested assets. Net investment income was lower in the first nine months of 2022 compared to the same period of 2021 due to lower miscellaneous investment income and a decrease in the level of invested assets, partially offset by an increase in the yield on invested assets.

Benefits experience for voluntary benefits was favorable in the third quarter and first nine months of 2022 compared to the same periods of 2021 due to favorable claims experience in all products, including within the life product line, resulting primarily from lessening impacts of COVID-19 on our insured population. Benefits experience for the individual disability product line was favorable in the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to lower claims activity. Benefits experience for the dental and vision product line was favorable in the third quarter and first nine months of 2022 due primarily to lower claims incidence.

Commissions and deferral of acquisition costs were higher in the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to higher sales in the individual disability product line. Also contributing to the increase in commissions for the first nine months of 2022 compared to the same period of 2021 were higher sales in the voluntary benefits product line. The amortization of deferred acquisition costs was higher in the third quarter of 2022 compared to the same period of 2021 due to a higher level of policy terminations, and decreased in the first nine months of 2022 relative to the same period of 2021 due to a lower level of policy terminations, primarily in the voluntary benefits product line. Our other expense ratio increased in the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to an increase in employee-related costs and an increase in operational investments in our business. Also contributing to the increase for the first nine months of 2022 compared to the same period of 2021 is a larger decrease in the allowance for expected credit losses on premium receivable balances during the first nine months of 2021 compared to the same period of 2022.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$35.4	35.1%	$26.2	$139.2	40.2%	$99.3
Group Short-term Disability	18.3	(15.3)	21.6	82.4	7.2	76.9
Group Life and AD&D	26.9	1.1	26.6	137.5	14.0	120.6
Subtotal	80.6	8.3	74.4	359.1	21.0	296.8
Supplemental and Voluntary
Voluntary Benefits	40.5	19.1	34.0	188.8	5.7	178.7
Individual Disability	25.9	23.9	20.9	64.9	22.9	52.8
Dental and Vision	10.5	(16.7)	12.6	32.6	(3.0)	33.6
Subtotal	76.9	13.9	67.5	286.3	8.0	265.1
Total Sales	$157.5	11.0	$141.9	$645.4	14.9	$561.9

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$58.7	27.9%	$45.9	$228.5	21.9%	$187.5
Large Case Market	21.9	(23.2)	28.5	130.6	19.5	109.3
Subtotal	80.6	8.3	74.4	359.1	21.0	296.8
Supplemental and Voluntary	76.9	13.9	67.5	286.3	8.0	265.1
Total Sales	$157.5	11.0	$141.9	$645.4	14.9	$561.9

Group sales increased during the third quarter of 2022 compared to the same period of 2021 due to higher sales to new and existing customers in the core market, which we define as employee groups with fewer than 2,000 employees, partially offset by lower sales to new customers in the large case market. Group sales increased during the first nine months of 2022 compared to the same period of 2021 due to higher sales to new and existing customers in the core market and higher sales to existing customers in the large case market. Despite the overall increase in group sales, we are continuing to experience strong competition for new customers in the large case market. The sales mix in the group market sector for the first nine months of 2022 was approximately 63 percent core market and 37 percent large case market.

Voluntary benefits sales increased during the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to higher sales to existing customers in the core market and higher sales to new customers in the large case market. Individual disability sales, which are primarily concentrated in the multi-life market, increased in the third quarter and first nine months of 2022 compared to the same periods of 2021 due to higher sales to both new and existing customers. Dental and vision sales decreased during the third quarter and first nine months of 2022 compared to the same periods of 2021 due to lower sales to new customers, partially offset by higher sales to existing customers.

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

A rising interest rate environment could continue to positively impact our yields on new investments but could also continue to create further unrealized losses in our current holdings. Our net investment income may continue to be impacted by volatility in miscellaneous investment income.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$89.8	(11.6)%	$101.6	$287.5	(5.4)%	$303.8
Group Life	35.0	20.3	29.1	100.5	19.1	84.4
Supplemental	27.4	(3.2)	28.3	85.8	1.9	84.2
Unum Poland	21.1	(6.6)	22.6	66.7	(0.6)	67.1
Total Premium Income	173.3	(4.6)	181.6	540.5	0.2	539.5
Net Investment Income	37.0	11.8	33.1	122.3	29.0	94.8
Other Income	0.2	(50.0)	0.4	0.7	16.7	0.6
Total	210.5	(2.1)	215.1	663.5	4.5	634.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	131.1	(6.1)	139.6	432.8	3.9	416.6
Commissions	15.0	7.9	13.9	44.9	10.3	40.7
Deferral of Acquisition Costs	(2.9)	(12.1)	(3.3)	(9.3)	(3.1)	(9.6)
Amortization of Deferred Acquisition Costs	1.2	(40.0)	2.0	5.8	(4.9)	6.1
Other Expenses	36.2	2.0	35.5	107.3	4.7	102.5
Total	180.6	(3.8)	187.7	581.5	4.5	556.3

Adjusted Operating Income	$29.9	9.1	$27.4	$82.0	4.3	$78.6

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£76.2	3.4%	£73.7	£228.4	4.1%	£219.3
Group Life	29.8	41.2	21.1	80.3	31.9	60.9
Supplemental	23.4	13.6	20.6	68.4	12.5	60.8
Total Premium Income	129.4	12.1	115.4	377.1	10.6	341.0
Net Investment Income	29.9	32.9	22.5	93.3	45.3	64.2
Other Income	—	N.M.	0.2	0.1	(50.0)	0.2
Total	159.3	15.4	138.1	470.5	16.1	405.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	101.7	11.3	91.4	312.8	16.0	269.6
Commissions	9.1	21.3	7.5	26.0	20.4	21.6
Deferral of Acquisition Costs	(1.0)	(16.7)	(1.2)	(3.3)	3.1	(3.2)
Amortization of Deferred Acquisition Costs	0.6	(50.0)	1.2	3.7	(2.6)	3.8
Other Expenses	25.3	21.6	20.8	69.2	15.7	59.8
Total	135.7	13.4	119.7	408.4	16.2	351.6

Adjusted Operating Income	£23.6	28.3	£18.4	£62.1	15.4	£53.8

Weighted Average Pound/Dollar Exchange Rate	1.169		1.380	1.246		1.385

Operating Ratios (% of Premium Income):
Benefit Ratio	78.6%		79.2%	82.9%		79.1%
Other Expense Ratio	19.6%		18.0%	18.4%		17.5%
Adjusted Operating Income Ratio	18.2%		15.9%	16.5%		15.8%

Persistency:
Group Long-term Disability				84.9%		88.9%
Group Life				88.2%		86.0%
Supplemental				92.3%		89.9%

N.M. = not a meaningful percentage

Premium income was higher in the third quarter and first nine months of 2022 compared to the same periods of 2021 due to in-force block growth and sales growth in the group life product line.

Net investment income was higher in the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to higher investment income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim reserves associated with certain group policies that provide for inflation-linked increases in benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was favorable in the third quarter of 2022 compared to the same period of 2021 due primarily to inflation index-linked experience for our group life and group long-term disability products, partially offset by higher claim incidence in our supplemental product line. Due to rising inflation, many of our claims reached the maximum annual inflation index-linked adjustment in the first half of 2022, resulting in a decrease in inflation-related benefit adjustments in the third quarter of 2022 compared to the same period of 2021. Benefits experience was unfavorable in the first nine months of 2022 compared to the same periods of 2021 due primarily to higher inflation index-linked experience, higher claims incidence in the group long-term disability product line, and higher claim incidence in our supplemental product line.

Commissions increased in the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to in-force block growth. The deferral of acquisition costs were generally consistent in the third quarter and first nine months of 2022 compared to the same periods of 2021. The amortization of deferred acquisition costs decreased during the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to a decline in the level of deferred asset. The other expense ratio was higher in the third quarter and first nine months of 2022 compared to the same periods of 2021 due to an increase in employee-related costs and an increase in operational investments in our business.

Sales

(in millions of dollars and pounds)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Unum International Sales by Product
Unum UK
Group Long-term Disability	$6.4	(36.6)%	$10.1	$35.2	5.4%	$33.4
Group Life	28.1	N.M.	6.8	49.0	114.0	22.9
Supplemental	2.2	(40.5)	3.7	14.5	6.6	13.6
Unum Poland	3.4	(2.9)	3.5	11.4	8.6	10.5
Total Sales	$40.1	66.4	$24.1	$110.1	36.9	$80.4

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$9.3	—%	$9.3	$32.8	7.5%	$30.5
Large Case Market	25.2	N.M.	7.6	51.4	99.2	25.8
Subtotal	34.5	104.1	16.9	84.2	49.6	56.3
Supplemental	2.2	(40.5)	3.7	14.5	6.6	13.6
Unum Poland	3.4	(2.9)	3.5	11.4	8.6	10.5
Total Sales	$40.1	66.4	$24.1	$110.1	36.9	$80.4

Unum UK Sales by Product
Group Long-term Disability	£5.5	(25.7)%	£7.4	£27.6	14.5%	£24.1
Group Life	23.5	N.M.	4.9	39.7	140.6	16.5
Supplemental	1.9	(29.6)	2.7	11.3	14.1	9.9
Total Sales	£30.9	106.0	£15.0	£78.6	55.6	£50.5

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£7.9	17.9%	£6.7	£25.9	17.7%	£22.0
Large Case Market	21.1	N.M.	5.6	41.4	122.6	18.6
Subtotal	29.0	135.8	12.3	67.3	65.8	40.6
Supplemental	1.9	(29.6)	2.7	11.3	14.1	9.9
Total Sales	£30.9	106.0	£15.0	£78.6	55.6	£50.5

N.M. = not a meaningful percentage

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales decreased in the third quarter of 2022 compared to the same period of 2021 driven by lower sales to new customers in both the large case market and the core market, which we define as employee groups with fewer than 500 employees, partially offset by higher sales to existing customers in the core market. Group long-term disability sales were higher in the first nine months of 2022 compared to the same period of 2021 driven by higher sales to new customers in the large case market and existing customers in the core market, partially offset by lower sales to new customers in the core market.

Group life sales increased in the third quarter and first nine months of 2022 compared to the same periods of 2021 driven primarily by higher sales to new customers in the large case market.

Supplemental sales decreased in the third quarter of 2022 compared to the same period of 2021 due primarily to lower sales in both the critical illness and dental product lines. Supplemental sales increased in the first nine months of 2022 compared to the same period of 2021 due primarily to higher sales in the dental product line, partially offset by lower sales in the critical illness product line.

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

In 2022, we expect strong premium growth, but recognize that we could continue to experience claims volatility across our lines of business as pandemic impacts lessen. Despite ongoing economic uncertainty, we believe we are well positioned to capitalize on future growth opportunities as the operating environment improves. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We will likely continue to experience higher net investment income and fluctuations in our benefit ratio due to the higher level of inflation in the U.K. we expect to continue during the year. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly to respond to external challenges.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$236.1	(0.8)%	$238.0	$714.0	(0.2)%	$715.1
Life	100.2	5.9	94.6	303.2	5.5	287.3
Cancer and Critical Illness	87.0	(1.4)	88.2	264.4	—	264.5
Total Premium Income	423.3	0.6	420.8	1,281.6	1.2	1,266.9
Net Investment Income	38.6	(25.5)	51.8	115.4	(12.0)	131.1
Other Income	0.3	—	0.3	0.8	—	0.8
Total	462.2	(2.3)	472.9	1,397.8	(0.1)	1,398.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	198.0	(15.8)	235.2	613.8	(10.8)	688.2
Commissions	86.0	6.8	80.5	258.0	8.9	236.9
Deferral of Acquisition Costs	(70.3)	9.5	(64.2)	(210.4)	13.2	(185.9)
Amortization of Deferred Acquisition Costs	74.3	13.8	65.3	215.7	12.9	191.0
Other Expenses	83.8	10.3	76.0	239.1	9.0	219.4
Total	371.8	(5.3)	392.8	1,116.2	(2.9)	1,149.6

Adjusted Operating Income	$90.4	12.9	$80.1	$281.6	13.0	$249.2

Operating Ratios (% of Premium Income):
Benefit Ratio	46.8%		55.9%	47.9%		54.3%
Other Expense Ratio	19.8%		18.1%	18.7%		17.3%
Adjusted Operating Income Ratio	21.4%		19.0%	22.0%		19.7%

Persistency:
Accident, Sickness, and Disability				73.8%		75.6%
Life				85.1%		84.9%
Cancer and Critical Illness				82.3%		82.1%

Premium income in the third quarter and first nine months of 2022 was favorable compared to the same periods of 2021, due to higher sales in prior periods, partially offset by lower overall persistency. Net investment income decreased during the third quarter and first nine months of 2022 relative to the same periods of 2021 due to lower miscellaneous investment income and a decline in the yield on invested assets, partially offset by an increase in the level of invested assets.

Benefits experience during the third quarter and first nine months of 2022 was favorable compared to the same periods of 2021 across all product lines.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2022 relative to the same periods of 2021 due to higher sales in prior periods. The amortization of deferred acquisition costs was higher during the third quarter and first nine months of 2022 relative to the same periods of 2021 due to a higher level of policy terminations primarily in the accident, sickness, and disability product line. The other expense ratio was higher in the third quarter and first nine months of 2022 relative to the same periods of 2021 due primarily to an increase in operational investments in our business and an increase in employee-related costs. Also impacting the comparison for the first nine months of 2022 is a decrease in the allowance for expected credit losses on premium receivable balances during the first nine months of 2021 that did not recur during the same period of 2022.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Sales by Product
Accident, Sickness, and Disability	$71.4	2.3%	$69.8	$210.0	6.9%	$196.4
Life	27.9	5.7	26.4	80.4	9.8	73.2
Cancer and Critical Illness	16.6	3.1	16.1	47.7	8.4	44.0
Total Sales	$115.9	3.2	$112.3	$338.1	7.8	$313.6

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$73.4	1.5%	$72.3	$225.4	8.8%	$207.2
Large Case Market	10.7	(25.2)	14.3	36.3	(16.4)	43.4
Subtotal	84.1	(2.9)	86.6	261.7	4.4	250.6
Public Sector	31.8	23.7	25.7	76.4	21.3	63.0
Total Sales	$115.9	3.2	$112.3	$338.1	7.8	$313.6

Commercial market sales decreased in the third quarter of 2022 compared to the same period of 2021 due to lower sales to existing customers in the large case market, partially offset by higher sales to existing customers in the core market, which we define as accounts with fewer than 1,000 employees. Commercial market sales increased in the first nine months of 2022 compared to the same period of 2021 due to higher sales to existing customers in the core market, partially offset by lower sales to both new and existing customers in the large case market. Public sector market sales increased in the third quarter and first nine months of 2022 compared to the same periods of 2021 due to higher sales to both new and existing customers. The number of new accounts decreased 4.0 percent and 4.6 percent, respectively, in the third quarter and first nine months of 2022 compared to the same periods of 2021. The average new case size increased 9.5 percent and 2.9 percent, respectively, in the third quarter and first nine months of 2022 compared to the same periods of 2021.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Long-term Care	$174.5	(0.9)%	$176.1	$523.0	(1.0)%	$528.4
Individual Disability	59.5	(17.7)	72.3	185.3	(14.5)	216.8
All Other	1.5	(28.6)	2.1	5.1	(16.4)	6.1
Total Premium Income	235.5	(6.0)	250.5	713.4	(5.0)	751.3
Net Investment Income	251.4	(11.7)	284.6	817.7	(6.7)	876.5
Other Income	13.1	(32.1)	19.3	45.6	(8.4)	49.8
Total	500.0	(9.8)	554.4	1,576.7	(6.0)	1,677.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	416.1	(3.0)	428.9	1,222.3	(11.4)	1,378.8
Commissions	19.2	(5.9)	20.4	57.6	(6.0)	61.3
Other Expenses	45.8	(5.8)	48.6	137.8	(9.2)	151.8
Total	481.1	(3.4)	497.9	1,417.7	(10.9)	1,591.9

Income Before Income Tax and Net Investment Gains and Losses	18.9	(66.5)	56.5	159.0	85.5	85.7
Long-term Care Reserve Increase	—	N.M.	2.1	—	N.M.	2.1
Individual Disability Reserve Increase	—	N.M.	6.4	—	N.M.	6.4
Group Pension Reserve Increase	—	N.M.	25.1	—	N.M.	25.1
Impacts from Closed Block Individual Disability Reinsurance Transaction	—	—	—	—	N.M.	139.3
Amortization of the Cost of Reinsurance	15.2	(22.8)	19.7	48.5	(18.4)	59.4
Adjusted Operating Income	$34.1	(68.9)	$109.8	$207.5	(34.7)	$318.0

Interest Adjusted Loss Ratios:
Long-term Care[1]	85.7%		74.8%	80.6%		75.7%
Individual Disability[2]	77.5%		58.2%	78.6%		65.6%

Operating Ratios (% of Premium Income):
Other Expense Ratio[3]	13.0%		11.5%	12.5%		11.5%
Income Ratio	8.0%		22.6%	22.3%		11.4%
Adjusted Operating Income Ratio	14.5%		43.8%	29.1%		42.3%

Persistency:
Long-term Care				95.4%		95.5%
Individual Disability				86.4%		86.5%

[1]Excludes the $2.1 million reserve increase from the third quarter and first nine months of 2021 related to the assumption update that occurred during the third quarter of 2021.
[2]Excludes the $133.1 million reserve recognition from the first nine months of 2021 related to the second phase of the reinsurance transaction that occurred during the first quarter of 2021. Also excludes the $6.4 million reserve increase from the third quarter and first nine months of 2021 related to the assumption update that occurred during the third quarter of 2021.

[3]Excludes amortization of the cost of reinsurance from the third quarter and first nine months of 2022 and 2021. Also excludes $6.2 million of transaction costs from the first nine months of 2021 related to the reinsurance transaction that occurred during the first quarter of 2021.

N.M. = not a meaningful percentage

Premium income for long-term care decreased in the third quarter and first nine months of 2022 relative to the same periods of 2021 due to policy terminations and maturities, partially offset by rate increases. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Premium income for individual disability decreased in the third quarter and first nine months of 2022 compared to the same periods of 2021 due to policy terminations and maturities.

Net investment income was lower during the third quarter and first nine months of 2022 relative to the same periods of 2021 due to lower miscellaneous investment income, partially related to smaller increases in the net asset values (NAV) on our private equity partnerships, and a decline in the yield on invested assets, partially offset by an increase in the level of invested assets. Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of individual disability business.

The interest adjusted loss ratio for long-term care, excluding the reserve increase related to the assumption update in the third quarter of 2021, was less favorable during the third quarter and first nine months of 2022 relative to the same periods of 2021 driven by higher submitted claims. The interest adjusted loss ratio for long-term care for the rolling twelve months was 81.0 percent. The interest adjusted loss ratio for individual disability, excluding the reserve increase related to the assumption update in the third quarter of 2021 and the reserve recognition impact from the reinsurance transaction in the first quarter of 2021, was unfavorable during the third quarter and first nine months of 2022 relative to the same periods of 2021 due primarily to volatility as a result of the relatively small amount of business retained.

The other expense ratio, excluding certain transaction costs incurred and the amortization of the cost of reinsurance related to the previously discussed reinsurance transaction, was higher in the third quarter and first nine months of 2022 compared to the same periods of 2021 due primarily to a decline in the expense allowance related to the ceded block of individual disability business.

Segment Outlook

We will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. We will continue to explore structural options to enhance financial flexibility. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over time as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income, driven by bond calls and the increased allocation towards alternative assets, primarily private equity partnership investments, in the long-term care product line portfolio. We record changes in our share of the net asset value (NAV) of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. As these net asset values are volatile and can fluctuate materially with changes in market economic conditions, there may possibly be significant movements up or down in future periods as conditions change. We continuously monitor key indicators to assess our risks and adjust our business plans, including utilization of derivative financial instruments to manage interest rate risk.

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

As a result of the execution of the reinsurance transaction related to our Closed Block individual disability line of business where we have fully ceded a significant portion of this business, we expect that the primary impact on earnings will be the amortization of the cost of reinsurance for that agreement which we expect will be approximately $64 million for 2022. The cost of reinsurance will continue to be amortized on a declining trajectory consistent with the expected run-off pattern of the ceded reserves, which we estimate to be approximately 25 years. Due to the relatively small amount of business that has been retained, we expect that the interest adjusted loss ratio will be more volatile from period to period and we expect minimal earnings related to the retained business.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2022	% Change	2021	2022	% Change	2021
Adjusted Operating Revenue
Net Investment Income	$14.0	N.M.	$4.5	$33.0	61.0%	$20.5
Other Income	0.4	(83.3)	2.4	3.6	(12.2)	4.1
Total	14.4	108.7	6.9	36.6	48.8	24.6

Interest, Debt, and Other Expenses	63.9	(0.8)	64.4	163.4	(34.8)	250.7

Loss Before Income Tax and Net Investment Gains and Losses	(49.5)	13.9	(57.5)	(126.8)	43.9	(226.1)
Impairment Loss on Internal-Use Software	—	N.M.	12.1	—	N.M.	12.1
Cost Related to Early Retirement of Debt	—	—	—	—	N.M.	67.3
Impairment Loss on ROU Asset	—	—	—	—	N.M.	13.9
Adjusted Operating Loss	$(49.5)	(9.0)	$(45.4)	$(126.8)	4.5	$(132.8)

N.M. = not a meaningful percentage

Adjusted operating loss increased in the third quarter of 2022 relative to the same period of 2021, which excludes the impairment loss on internal-use software, due primarily to higher employee-related costs and an increase in interest and debt expenses, partially offset by favorable net investment income driven primarily by an increase in the yield on invested assets, and lower pension expenses. Adjusted operating loss decreased in the first nine months of 2022 relative to the same period of 2021, which excludes the impairment loss on internal-use software, the cost related to the early retirement of debt, and the impairment loss on the ROU asset, due to higher net investment income driven primarily by an increase in the yield on invested assets and lower pension expenses, partially offset by an increase in employee-related costs and an increase in interest and debt expenses. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the impairment loss on internal-use software, the cost related to early retirement of debt, and the impairment loss on the ROU asset.

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

We manage our asset and liability cash flow match and our asset and liability duration match to manage interest rate risk. We may redistribute investments among our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies on long-term measures such as reserve adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rate assumptions embedded in the reserves. We also use this analysis in determining hedging strategies and utilizing derivative financial instruments to manage interest rate risk and the risk related to matching duration for our assets and liabilities. We do not use derivative financial instruments for speculative purposes.

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

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2022

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,528.8	$(267.4)	$2,030.1	$294.3	$498.7	$26.9
Capital Goods	3,192.3	(296.2)	2,306.7	356.3	885.6	60.1
Communications	2,134.2	(193.6)	1,452.3	262.2	681.9	68.6
Consumer Cyclical	1,350.3	(148.1)	1,093.9	164.5	256.4	16.4
Consumer Non-Cyclical	5,448.3	(590.1)	3,953.3	683.1	1,495.0	93.0
Energy	2,736.3	(131.2)	1,583.0	194.2	1,153.3	63.0
Financial Institutions	3,305.3	(527.4)	3,013.4	541.3	291.9	13.9
Mortgage/Asset-Backed	530.3	(24.7)	399.6	32.1	130.7	7.4
Sovereigns	809.1	(63.5)	263.8	99.8	545.3	36.3
Technology	1,554.8	(217.0)	1,428.6	223.7	126.2	6.7
Transportation	1,545.8	(198.2)	1,233.4	214.2	312.4	16.0
U.S. Government Agencies and Municipalities	4,101.8	(651.3)	2,665.0	754.8	1,436.8	103.5
Public Utilities	4,910.9	(259.9)	2,744.6	386.6	2,166.3	126.7
Total	$34,148.2	$(3,568.6)	$24,167.7	$4,207.1	$9,980.5	$638.5

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of September 30, 2022 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2022. The increase in the unrealized loss on fixed maturity securities during the third quarter of 2022 was due primarily to an increase in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2022			2021
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$523.7	$514.7	$491.6	$29.9	$42.8
> 90 <= 180 days	879.0	1,177.1	199.5	29.4	0.2
> 180 <= 270 days	945.4	268.9	109.1	0.7	26.3
> 270 days <= 1 year	218.6	147.1	1.1	21.8	1.4
> 1 year <= 2 years	195.0	66.5	67.2	5.1	3.9
> 2 years <= 3 years	2.9	6.5	1.7	—	—
Sub-total	2,764.6	2,180.8	870.2	86.9	74.6

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	10.3	—	—	—
> 90 <= 180 days	22.3	37.8	3.1	—	—
> 180 <= 270 days	564.2	80.6	3.7	—	—
> 270 days <= 1 year	427.4	39.4	—	1.5	—
> 1 year <= 2 years	176.5	39.8	1.9	—	—
> 2 years <= 3 years	18.5	—	—	—	—
Sub-total	1,208.9	207.9	8.7	1.5	—

Total	$3,973.5	$2,388.7	$878.9	$88.4	$74.6

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2022			2021
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$27.1	$73.4	$24.8	$0.8	$0.4
> 90 <= 180 days	58.5	92.8	5.9	0.3	—
> 180 <= 270 days	103.8	13.5	1.9	—	2.0
> 270 days <= 1 year	15.2	3.3	—	2.2	2.1
> 1 year <= 2 years	3.8	0.2	1.8	2.5	2.6
> 2 years <= 3 years	0.7	1.4	3.7	0.3	0.2
> 3 years	3.4	2.9	7.9	5.6	4.8
Sub-total	212.5	187.5	46.0	11.7	12.1

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	6.1	—	—	—
> 180 <= 270 days	5.0	3.4	—	—	—
> 270 days <= 1 year	—	1.4	—	—	—
> 2 years <= 3 years	6.2	5.4	—	—	—
> 3 years	9.9	9.1	—	—	—
Sub-total	21.1	25.4	—	—	—

Total	$233.6	$212.9	$46.0	$11.7	$12.1

As of September 30, 2022, we held 86 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of September 30, 2022

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Numbers of Issuers
Basic Industry	$291.7	$(69.6)	5
Capital Goods	332.5	(93.8)	7
Communications	409.7	(104.4)	7
Consumer Cyclical	281.0	(76.5)	5
Consumer Non-Cyclical	1,090.4	(237.8)	17
Energy	213.0	(43.6)	3
Financial Institutions	1,091.4	(230.4)	15
Mortgage/Asset-Backed	363.6	(31.5)	1
Sovereigns	239.5	(84.9)	2
Technology	417.7	(110.7)	8
Transportation	293.4	(92.2)	7
U.S. Government Agencies and Municipalities	161.5	(32.1)	3
Public Utilities	415.2	(100.1)	6
Total	$5,600.6	$(1,307.6)	86

At September 30, 2022, we held two below investment-grade fixed maturity securities with a gross unrealized loss greater than $10.0 million. The first security is a pharmaceutical company and had a fair value of $36.0 million and a gross unrealized loss of $14.2 million. The second security is an energy company and had a fair value of $54.1 million and a gross unrealized loss of $10.2 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2022, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

During the third quarter of 2022, we recognized a realized loss of $12.6 million on the sale of securities of a pharmaceutical company that was impacted by an adverse ruling surrounding a patent held for its largest drug. We had no other individual investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first nine months of 2022 or 2021.

As of September 30, 2022, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $2,242.0 million and $2,013.3 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased from 5.8 percent at December 31, 2021 to 4.8 percent at September 30, 2022 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,476.4 million and $2,560.4 million at September 30, 2022 and December 31, 2021, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $8.7 million and $8.3 million at September 30, 2022 and December 31, 2021, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. We held no impaired mortgage loans at September 30, 2022 or December 31, 2021. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,124.6 million and $978.6 million at September 30, 2022 and December 31, 2021, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $12.6 million and $98.6 million for the partnerships in the third quarter and first nine months of 2022, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $806.2 million of commitments for additional investments in the partnerships at September 30, 2022 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward-starting interest rate swaps, options on forward-starting interest rate swaps and U.S. Treasury rates, current and forward-starting currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. During the first nine months of 2022, we entered into $679.0 million of notional forward U.S. Treasury interest rate locks in our long-term care product line to manage our reinvestment risk. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $1.7 million at September 30, 2022. The carrying value of fixed maturity securities and cash collateral received from our counterparties was $13.7 million and $81.7 million at September 30, 2022, respectively. The carrying value of fixed maturity securities and cash collateral posted to our counterparties was $20.7 million and $6.1 million at September 30, 2022, respectively. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 5 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

Other

Our exposure to non-current investments, defined as invested assets which are delinquent as to interest and/or principal payments, totaled $13.2 million and $19.8 million on a fair value basis at September 30, 2022 and December 31, 2021, respectively.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of September 30, 2022, Unum Group and our intermediate holding companies had available holding company liquidity of $1,079 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. In October 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock through December 2022, with the timing and amount of repurchase activity to be based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. In February 2022, we entered into an accelerated share repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received an initial delivery of 1.3 million shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in April 2022, resulting in the delivery to us of 0.4 million additional shares. In total, we repurchased 1.7 million shares pursuant to the February 2022 accelerated share repurchase agreement. During the nine months ended September 30, 2022, we repurchased 2.5 million shares in open market transactions at a cost of $87.5 million. As of September 30, 2022, the remaining repurchase amount under the current share repurchase program was $62.5 million. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves are deficient by $2,100 million as of December 31, 2018, the financial statement date of the examination period. The amount reserves are deficient by may increase or decrease over time based on changes in assumed reinvestment rates, policyholder inventories, rate increase activity, and the underlying growth in the locked in statutory reserve basis as well as updates to other long term actuarial assumptions. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. During the fourth quarter of 2020, reserves were deficient by approximately $2,290 million, prior to the 2020 phase-in adjustment. The increase in the reserve deficiency from the original $2,100 million as of December 31, 2018 was primarily driven by changes in the assumed reinvestment rate. The 2020 phase-in amount was recorded in the fourth quarter of 2020 and was approximately $229 million, resulting in $2,061 million remaining to be phased in as of December 31, 2020. During the fourth quarter of 2021, reserves were deficient by approximately $2,748 million, prior to the 2021 phase in adjustment. The increase in the reserve deficiency from the balance as of December 31, 2020 was primarily driven by changes in the assumed reinvestment rate. The 2021 phase in amount was recorded in the fourth quarter of 2021 and was approximately $438 million, resulting in approximately $2,310 million remaining to be phased in as of December 31, 2021. A $50 million phase-in amount was recorded in each of the first three quarters of 2022, resulting in approximately $2,160 million remaining to be phased in as of September 30, 2022. The phase in amounts for 2020, 2021, and 2022 were funded using cash flows from operations and capital contributions from Unum Group. The strengthening is incorporated by using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows and capital contributions from Unum Group.

Unum America cedes blocks of business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Fairwind did not pay dividends in 2021 nor do we anticipate that Fairwind will pay dividends in 2022. During the first nine months of 2022, Unum Group made $465.0 million in capital contributions to Fairwind in connection with the premium deficiency reserve establishment during 2022.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at September 30, 2022 are in line with our expectations and are significantly above the level that would require state regulatory action.

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

Funding for Employee Benefit Plans

During the nine months ended September 30, 2022, we made contributions of $47.3 million and £2.9 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $28 million and £1 million during the remainder of 2022. We made no contributions to our U.S. and U.K. qualified defined benefit pension plans during the nine months ended September 30, 2022 and we do not expect to make any contributions to either plan during the remainder of 2022. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt, Term Loan Facility, Credit Facilities, and Other Sources of Liquidity

Our long-term debt balance at September 30, 2022 was $3,429.2 million, net of deferred debt issuance costs of $33.7 million, and consisted primarily of unsecured senior notes and junior subordinated debt securities.

In September 2022, pursuant to privately negotiated transactions, we purchased, and the Provident Financing Trust I (the Trust) retired, $14.0 million aggregate liquidation amount of the Trust's 7.405% capital securities due 2038, which resulted in the reduction of a corresponding principal amount of our 7.405% junior subordinated debt securities due 2038 then held by the Trust. We incurred costs of $1.2 million related to the early retirement of the junior subordinated debt securities.

In August 2022, we entered into a five-year $350.0 million senior unsecured delayed draw term loan facility with a syndicate of lenders. Also in August 2022, we drew the entire amount of the term loan facility, which is scheduled to mature in August 2027. Amounts due under the term loan facility incur interest based on the prime rate, the federal funds rate or the Secured

Overnight Financing Rate (SOFR). The proceeds from the term loan facility were used to redeem $350.0 million aggregate principal amount of our 4.000% senior notes due 2024. We incurred costs of $3.0 million related to the early retirement of these unsecured senior notes.

In April 2022, we amended and restated our existing credit agreement providing for a five-year $500 million senior unsecured revolving credit facility with a syndicate of lenders. The credit facility, which was previously set to expire in April 2024, was extended through April 2027. We may request that the lenders’ aggregate commitments of $500 million under the facility be increased by up to an additional $200 million. Certain of our traditional U.S. life insurance subsidiaries, Unum America, Provident, and Colonial Life, joined the agreement and may borrow under the credit facility, and we can elect to add additional insurance subsidiaries to the facility at any later date. Any obligation of a subsidiary under the credit facility is several only and not joint and is subject to an unconditional guarantee by Unum Group. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for borrowings at an interest rate based on the prime rate, the federal funds rate or the SOFR. The credit facility also provides for the issuance of letters of credit subject to certain terms and limitations. At September 30, 2022, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

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

Commitments

At September 30, 2022, we had unfunded unconditional commitments of $0.7 million to fund tax credit partnership investments and $8.4 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $30.5 million to fund certain investments in private placement fixed maturity securities and $806.2 million to fund certain private equity partnerships. As of September 30, 2022, we had $9.0 million of commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021. During the first nine months of 2022, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of September 30, 2022, we held $100.1 million of cash collateral from securities lending agreements. The average cash collateral balance during the first nine months of 2022 was $96.4 million, and the maximum amount outstanding at any month end was $122.1 million. As of September 30, 2022, we held $139.1 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2022 was $186.6 million, and the maximum amount outstanding at any month end was $212.2 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at September 30, 2022, nor did we utilize any securities repurchase agreements during the first nine months of 2022. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of September 30, 2022, we owned $17.3 million of FHLB common stock and had outstanding advances of $118.5 million from the regional FHLBs which were used for the purpose of investing in either short-term investments or fixed maturity securities. As of September 30, 2022, we have additional borrowing capacity of approximately $767.4 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Nine Months Ended September 30
	2022	2021
Net Cash Provided by Operating Activities	$1,061.8	$907.4
Net Cash Used by Investing Activities	(691.2)	(905.8)
Net Cash Used by Financing Activities	(302.3)	(76.9)
Net Change in Cash and Bank Deposits	$68.3	$(75.3)

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

Included in the change in insurance reserves and liabilities to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for the first nine months of 2022 and 2021 were the net reserve decreases related to the reserve assumption updates that occurred in the third quarters of 2022 and 2021. Also included in the change in insurance reserves and liabilities and net investment (gain) loss to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for the first nine months of 2021 were the impacts of the second phase of the Closed Block individual disability reinsurance transaction. Additionally, the operating cash flows for the first nine months of 2021 included $456.8 million of cash paid to the reinsurer related to the second phase of the Closed Block individual disability reinsurance transaction. See "Executive Summary" contained herein in this Item 2 and Notes 7 and 12 of the "Notes to Consolidated Financial Statements" for additional information on the Closed Block individual disability reinsurance transaction and the reserve assumption updates.

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

Cash used to repurchase shares of Unum Group's common stock during the first nine months of 2022 was $136.1 million. There were no share repurchases made during the first nine months of 2021.

During the first nine months of 2022 and 2021, we paid dividends of $188.4 million and $178.0 million, respectively, to holders of Unum Group's common stock.

In September 2022, we purchased, and the Trust retired, $14.0 million aggregate liquidation amount of our 7.405% capital securities due 2038, for which we paid an additional $1.2 million in cash associated with the early retirement of this debt.

In August 2022, we entered into a five-year $350.0 million senior unsecured delayed draw term loan facility with a syndicate of lenders. Also in August 2022, we drew the entire amount of the term loan facility and used the proceeds to redeem $350.0 million aggregate principal amount of our 4.000% senior notes due 2024, for which we paid an additional $2.4 million in cash associated with the early retirement of this debt.

In June 2021, we issued $600.0 million of 4.125% senior notes due 2051 and received total proceeds of $588.1 million.

Also in June 2021, we redeemed $500.0 million aggregate principal amount of our 4.500% senior notes due 2025, for which we paid an additional $62.8 million in cash associated with the early retirement of this debt.

Included in financing cash flows during the first nine months of 2022 and 2021 was $5.2 million and $40.4 million, respectively, of cash received related to the ALR cohort volatility agreement with Commonwealth as a result of the Closed Block individual disability reinsurance transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2021. During the first nine months of 2022, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2022.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 11 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the third quarter of 2022.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31, 2022	330,042	$32.46	330,042	$94,344,567
August 1 - August 31, 2022	451,793	37.35	451,793	77,469,976
September 1 - September 30, 2022	382,990	39.16	382,990	62,470,410
Total	1,164,825		1,164,825

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

Unum Group
(Registrant)
Date: November 2, 2022	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: November 2, 2022	By:	/s/ Walter L. Rice, Jr.
Walter L. Rice, Jr.
Senior Vice President, Chief Accounting Officer