Form 10-K
period 2022-12-31
Unum Group
filed 2023-02-23
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $6.8 billion. As of February 21, 2023, there were 197,294,182 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2023 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

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
•Sustained periods of low interest rates.
•Unfavorable economic or business conditions, both domestic and foreign, that may result in decreases in sales, premiums, or persistency, as well as unfavorable claims activity or unfavorable returns on our investment portfolio.
•The impact of pandemics and other public health issues, including COVID-19, on our business, financial position, results of operations, liquidity and capital resources, and overall business operations.
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
•Ineffectiveness of our derivatives hedging programs due to changes in forecasted cash flows, the economic environment, counterparty risk, ratings downgrades, capital market volatility, changes in interest rates, and/or regulation.
•Availability of reinsurance in the market and the ability of our reinsurers to meet their obligations to us.
•Ability to generate sufficient internal liquidity and/or obtain external financing.
•Damage to our reputation due to, among other factors, regulatory investigations, legal proceedings, external events, and/or inadequate or failed internal controls and procedures.
•The use and reliance on third-party vendors, including vendors providing web and cloud-based applications, may disrupt our business, and impact our ability to leverage data.
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

Business Strategies

The benefits we provide help the working world thrive throughout life's moments and protect people from the financial hardship of illness, injury, or loss of life. As a leading provider of employee benefits, we offer a broad portfolio of products and services through the workplace that provide support when it is needed most.

Specifically, we offer group, individual, voluntary, and dental and vision products as well as provide certain fee-based services. These products and services, which can be sold stand-alone or combined with other coverages, help employers of all sizes attract and retain the talented and capable workforce they need to succeed while protecting the incomes and livelihood of their employees. We believe employer-sponsored benefits are the most effective way to provide workers with access to information and options to protect their financial stability. Working people and their families, particularly those at lower and middle incomes, are perhaps the most vulnerable in today's economy yet are often overlooked by many providers of financial products and services. For many of these people, employer-sponsored benefits are the primary defense against the potentially catastrophic fallout of death, illness, or injury.

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

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength. The products and services we provide have never been more important to employers, employees, and their families. Our strategy remains centered on growing our core businesses through investing and transforming our operations and technology to anticipate and respond to the changing needs of our customers, expanding into new adjacent markets through meaningful partnerships and effective deployment of our capital across our portfolio.

We continue to analyze and employ strategies we believe will help us navigate the current environment and allow us to maintain financial flexibility to support the needs of our businesses while also allowing us to return capital to our shareholders. As we have seen in the current environment, we have substantial leverage to rising inflation and strong labor markets which generate wage and payroll growth. To the extent that our own costs increase as a result of wage inflation, we have the ability to adjust our prices on new and renewing business to reflect the higher costs.

Long-term, we believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our financial objectives.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate. The percentage of consolidated premium income generated by each reporting segment for the year ended December 31, 2022 is as follows:

Unum US	65.0%
Unum International	7.5
Colonial Life	17.7
Closed Block	9.8
Total	100.0%

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

The percentage of Unum US segment premium income generated by each product line during 2022 is as follows:

Group Disability	45.4%
Group Life and Accidental Death & Dismemberment	29.4
Individual Disability	7.4
Voluntary Benefits	13.4
Dental and Vision	4.4
Total	100.0%

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

Voluntary Benefits

Voluntary benefits products are primarily sold to groups of employees through payroll deduction at the workplace and include accident, disability, life, hospital indemnity, cancer, and critical illness. Products are issued on both a group and individual basis.

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

The percentage of Unum International segment premium income generated by each product line during 2022 is as follows:

Unum UK
Group Long-term Disability	52.4%
Group Life	19.2
Supplemental	15.9
Unum Poland	12.5
Total	100.0%

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

We have defined underwriting practices and procedures.  If the coverage amount exceeds certain prescribed age and amount limits, we may require a prospective insured to submit evidence of insurability. Policies are typically issued, both at inception and renewal, with rate guarantees. The usual rate guarantee is two years, but may vary depending on circumstances.  The profitability of the policy is dependent upon the adequacy of the rate during the rate guarantee period. The contracts provide for certain circumstances in which the rate guarantees can be overridden.

Profitability of group long-term disability insurance is affected by sales, persistency, investment returns, claims experience, and the level of administrative expenses. Morbidity is an important factor in disability claims experience. We routinely make pricing adjustments on our group insurance products, when contractually permitted, which take into account emerging experience and external factors.

Unum UK Group Life

Group life products are sold to employers as employee benefit products. Group life consists of two types of products, a renewable term life insurance product and a group dependent life product. The renewable term life product provides a lump sum benefit to the beneficiary upon the death of an employee. The group dependent life product, which we discontinued offering to new customers in 2012, provides an annuity to the beneficiary upon the death of an employee. Both coverages are frequently linked to employees' wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those utilized for Unum UK group long-term disability products.

Profitability of group life is affected by sales, persistency, investment returns, mortality and other claims experience, and the level of administrative expenses.

Unum UK Supplemental

Supplemental products are sold to groups of employees and include group critical illness and group dental products. Group critical illness products provide a lump-sum benefit on the occurrence of a covered critical illness event. Group dental products generally provide fixed benefits based on specified treatments or a portion of the cost of the treatment. Beginning in 2022, supplemental products are no longer actively marketed to individual customers.

Premiums for group critical illness products are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those utilized for Unum UK group long-term disability products. Premiums for group dental products are generally based on standard industry rates that vary by age, with minor pricing variation based on the number of covered employees in the group. Profitability of our supplemental products is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

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

Colonial Life Segment

Our Colonial Life segment includes accident, sickness, and disability products, life products, and cancer and critical illness products. Products are issued primarily by Colonial Life & Accident Insurance Company and marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agent sales force and brokers. Our market strategy for Colonial Life is to effectively deliver a broad set of voluntary products and services in the public sector market and in the commercial market, with a particular focus on the core commercial market segment, which we define for Colonial Life as accounts with fewer than 1,000 employees.

Our underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy on a simplified basis. Underwriting requirements may be waived for cases that meet certain criteria, including participation levels.

The percentage of Colonial Life segment premium income generated by each product line during 2022 is as follows:

Accident, Sickness, and Disability	55.8%
Life	23.5
Cancer and Critical Illness	20.7
Total	100.0%

Accident, Sickness, and Disability

The accident, sickness, and disability product line consists of short-term disability plans, accident-only plans providing benefits for injuries on a specified loss basis, and our dental and vision products. It also includes accident and health plans which cover events such as hospital admissions, confinement, and surgeries.

Premiums are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience and published industry tables. Premiums are primarily individual guaranteed renewable which allows us to change premiums on a state by state basis. A small percentage of the policies are written on a group basis which are offered primarily on an optionally renewable basis which allows us to reprice or terminate in-force policies. Premiums for our dental and vision products are guaranteed renewable with standard industry rates that vary by age and region.
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

Closed Block Segment

Our Closed Block segment consists of group and individual long-term care and other insurance products no longer actively marketed. Closed Block segment premium income for 2022 was comprised of approximately 74 percent group and individual long-term care and 26 percent other insurance products.

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

Other

Other insurance products not actively marketed include individual disability, group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. The majority of these products have been reinsured, with approximately 85 percent of reserves at December 31, 2022 ceded to other insurance companies.

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

Reinsurance

In the normal course of business, we assume reinsurance from and cede reinsurance to other insurance companies. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium or fee. We undertake reinsurance transactions for both risk management and capital management. If the assuming reinsurer in a reinsurance agreement is unable to meet its obligations, we remain contingently liable. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreement, reinsurance recoverable balances could become uncollectible. We evaluate the financial condition of reinsurers to whom we cede business and monitor concentration of credit risk to minimize our exposure. We may also require assets to be held in trust, letters of credit, or other acceptable collateral to support reinsurance recoverable balances. The collectability of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. Although we have controls to minimize our exposure, the insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract could have a material adverse effect on our results of operations.

In general, the maximum amount of life insurance risk retained by our U.S. insurance subsidiaries under group or individual life or group or individual accidental death and dismemberment policies during 2022 was $1 million per covered life per policy. The retention amount remains at $1 million for 2023. For Unum Limited life insurance risk, during 2022 we had reinsurance agreements which provided 75 percent quota share coverage up to £500 thousand per covered life for group dependent life benefits and 25 percent quota share coverage for most of our group lump sum benefits, as well as 100 percent coverage per covered life above that amount. The same structures will be maintained for coverage during 2023 for Unum Limited.

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

Also in December 2020, Provident Life and Casualty Insurance Company (PLC), also a wholly-owned domestic insurance subsidiary of Unum Group, entered into an agreement with Commonwealth whereby PLC will provide a 12-year volatility cover to Commonwealth for the active life cohort (ALR cohort). On March 31, 2021, PLC and Commonwealth amended and restated this agreement to incorporate the ALR cohort related to the additional business that was reinsured between the ceding companies and Commonwealth as part of the second phase of the transaction. At the end of the 12-year coverage period, Commonwealth will retain the risk for the remaining incidence and claims risk on the ALR cohort of the ceded business. Under this volatility cover, annual settlements will be made equal to the difference between the actual and estimated cash flows and reserve changes during the year. Upon expiration of the 12-year period, a terminal settlement will be made based on the final reserves for the ALR cohort. Due to the nature of the volatility cover, the ALR cohort will be accounted for under the deposit method on a U.S. generally accepted accounting principles (GAAP) basis.

We have global catastrophic reinsurance coverage which covers all Unum Group insurance companies and includes four layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regard to a catastrophic event. Each layer provides coverage for all catastrophic events, including acts of war and any type of terrorism, up to $1 million of coverage per person per policy for each U.S. and Poland line of covered business, and up to £2 million of coverage for each U.K. covered line of business. We have the following coverage for 2023, after a $150 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	$50.0	50.0%
Second	55.0	55.0
Third	82.5	55.0
Fourth	165.0	55.0
Total Catastrophic Coverage	$352.5

In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, intercompany reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. Unum Limited has the following additional coverage for 2023, after a £81.3 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	£32.5	80.0%
Second	24.4	30.0
Total Catastrophic Coverage	£56.9

Unum Poland had additional global catastrophic reinsurance coverage of up to zł70 million with a maximum retention limit of zł0.8 million in 2022. Insurable events included passive war, as well as nuclear, chemical, biological and other forms of terrorism. For 2023, Unum Poland has additional global catastrophic reinsurance coverage of up to zł100 million per event, or up to zł200 million for the year, with a maximum retention limit of zł1.2 million. Insurable events exclude war, as well as nuclear, chemical, biological and other forms of terrorism.

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

Unum America cedes certain long-term care business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary (captive reinsurer) domiciled in the United States, with Unum Group as the ultimate parent. This captive reinsurer was established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by Unum America in order to effectively manage risks in connection with this business as well as to enhance our capital efficiency. On a consolidated reporting basis for Unum Group, financial statement impacts of our reinsurance arrangements with affiliates are eliminated in accordance with GAAP.

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

For further discussion of reserves, including anticipated changes to GAAP reserve requirements as a result of the upcoming adoption of Accounting Standards Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12), refer to "Risk Factors" contained herein in Item 1A, "Critical Accounting Estimates", "Accounting Developments", and the discussion of segment operating results included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 1 and 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Investments

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses. We seek to earn investment income while assuming risk in a prudent and selective manner, subject to the constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities.

We manage our asset and liability cash flow and duration match to manage interest rate risk. We may redistribute investments among our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies on long-term measures such as reserve adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rate assumptions embedded in the reserves. We also use this analysis in determining hedging strategies and utilizing derivative financial instruments to manage interest rate risk and the risk related to matching duration for our assets and liabilities. We do not use derivative financial instruments for speculative purposes.

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

Competition

There is significant competition among insurance companies for the types of products we sell. We are operating in a dynamic competitive environment of both traditional and non-traditional competitors, with changes in product offerings, enrollment services, and technology solutions. We believe that the principal competitive factors affecting our business are quality of the customer experience regarding service and claims management, integrated product choices, enrollment capabilities, price, financial strength ratings, claims-paying ratings, and a solution to allow customers to comply with the changing laws and regulations related to family medical leave benefits.

Our principal competitors for our products include the largest insurance companies in the employee benefits industry as well as regional companies offering specialty products. Some of these companies have more competitive pricing or have higher claims-paying ratings. Some may also have greater financial resources with which to compete.

In the United Kingdom and Poland, where we sell both individual and group products, we compete with a mix of large internationally recognized providers and strong local carriers.

All areas of the employee benefits markets are highly competitive due to the yearly renewable term nature of certain of our products and the large number of insurance companies offering products in this market. There is a risk that our customers may be able to obtain more favorable terms or improved technology solutions from competitors in lieu of renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

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

Insurance Regulation and Oversight

Our U.S. insurance subsidiaries are subject to regulation and oversight by insurance regulatory authorities in the jurisdictions in which they do business. State insurance regulators in the U.S. generally have broad powers with respect to all aspects of the insurance business, including the power to: license and examine insurance companies; regulate and supervise sales practices and market conduct; license agents and brokers; approve policy forms; approve premium rates and subsequent increases thereon for certain insurance products; establish reserve requirements and solvency standards; place limitations on shareholder dividends; prescribe the form and content of required financial statements and reports; regulate the types and amounts of permitted investments; regulate the use and disclosure of personal information; and regulate reinsurance transactions. Our U.S. insurance subsidiaries are examined periodically by their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can and have covered other subjects that an examining state may be interested in reviewing, such as market conduct issues and reserve adequacy. Examinations by non-domestic states more typically focus on market conduct, such as a review of sales practices, including the content and use of advertising materials and the licensing and appointing of agents and brokers, as well as underwriting, claims, and customer service practices, and identification and handling of unclaimed property to determine compliance with state laws. Our U.S. insurance subsidiaries are also subject to assessments by state insurance guaranty associations to cover the proportional cost of insolvent or failed insurers.

We are also regulated by the U.S. Department of Labor (DOL) on a national basis, primarily for the protection of policyholders. The DOL enforces a comprehensive federal statute that regulates claims paying fiduciary responsibilities and reporting and disclosure requirements for most employee benefit plans.

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

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the European Union (EU). A deal was reached on December 24, 2020, on the future trading relationship with the EU, which focused primarily on the trading of goods rather than the U.K.’s service sector. A memorandum of understanding on regulatory cooperation was signed by the U.K. and EU in March 2021, but no agreement on the equivalence of the regulatory regimes has yet been reached. The U.K. government is now reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations, which is not expected until later in 2023. We do not expect that the underlying operations of our U.K. business, nor the Polish business which is in the EU, will be significantly impacted by the withdrawal, but it is possible that we may experience some short-term volatility in financial markets, which could impact the fair value of investments, our solvency ratios, or the British pound sterling to dollar exchange rate.

Our Polish insurance subsidiary, Unum Zycie TUiR, is subject to regulation by the Komisja Nadzoru Finansowego (KNF) of the Financial Supervision Authority (FSA) in Poland. The KNF oversees the financial health and stability of financial services firms and is responsible for the prudential regulation and day-to-day supervision of insurance companies and other financial institutions.

Capital Requirements

Risk-based capital (RBC) standards for U.S. life insurance companies are prescribed by the National Association of Insurance Commissioners (NAIC). The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the NAIC RBC Model Act, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from a mismatch in asset and liability cash flows due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally. In 2022, the NAIC adopted changes to the C-2 mortality factors, including a more granular structure and updated mortality risk factors. These changes were effective for 2022 year-end reporting and reduced our capital requirements for the business.

The NAIC continues to review the state-based solvency regulation framework to identify opportunities to respond to national and international insurance regulatory and solvency developments. The topics of its review include capital requirements, governance and risk management, statutory accounting and financial reporting, and reinsurance. This ongoing review has resulted in changes to U.S. insurance regulation and solvency standards, including those for our U.S. insurance subsidiaries.

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

The NAIC has also developed a group capital calculation (GCC) intended to be used by U.S. regulators as a tool to assess the risks and financial position of insurance groups, including any non-insurance subsidiaries. The NAIC amended the Model Holding Company Act and Regulation to adopt the GCC and implement an annual GCC filing requirement. Our lead state regulator, the Maine Bureau of Insurance, adopted the NAIC GCC standards in 2022. We do not expect the new standards to have a material impact on our capital management.

We are also monitoring the International Association of Insurance Supervisors' (IAIS) development of new capital requirements applicable to Internationally Active Insurance Groups (IAIGs). While we are not currently subject to the reforms adopted by the IAIS, they are a factor influencing the substance and timing of the NAIC's activities around capital.

The NAIC and state insurance regulators continue to examine the industry's use of captive insurance companies to transfer insurance risk and finance reserves required under current regulations. No changes in the use or regulation of captive reinsurers have been proposed by the NAIC, and we are unable to predict the extent of any changes that might be made. After the ceding companies recaptured their respective reinsurance agreements with Northwind Reinsurance Company (Northwind Re) prior to the first phase of the Closed Block individual disability reinsurance transaction, we placed Northwind Re into dormancy. We then merged Northwind Re into an affiliate in 2022. Therefore, Fairwind remains our only captive reinsurer. We expect to continue our strategy of using a captive reinsurer to manage risks while monitoring the NAIC's study and proposed changes in regulations. See "Reinsurance" contained herein in this Item 1 for further discussion.

The PRA has statutory requirements, including capital adequacy and liquidity requirements and minimum solvency margins, to which Unum Limited must adhere as part of the provisions of Solvency II, an EU directive that is part of retained U.K. law pursuant to the European Union (Withdrawal) Act 2018, which prescribes capital requirements and risk management standards for the European insurance industry.  Our U.K. holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum UK Solvency II Group), which includes Unum Limited, are subject to group supervision under Solvency II.  The Unum UK Solvency II Group received approval from the U.K. PRA to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief which applies until January 1, 2032.  In connection with the recent exit from the EU, the U.K. government is reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital or U.K. tax regulations.

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

Information Security and Privacy Regulation

A growing number of federal, state, and foreign laws and regulations require companies, including insurance companies, to adopt measures designed to protect the security and privacy of personal information collected during the course of operations. These laws and regulations vary across jurisdictions.

Specifically, state insurance laws govern the collection, use and disclosure of personal information in the context of providing insurance products and services. Certain of our insurance products also are subject to the Health Insurance Portability and Accountability Act, which is enforced by the U.S. Department of Health and Human Services and regulates the disclosure and use of protected health information. Generally, these laws require insurers to give policyholders notice about the insurer’s privacy practices, place restrictions on how the insurer can use and disclose personal information, require the insurer to enact certain cybersecurity measures to protect the data, and obligate insurers to notify individuals and regulators in certain cases when personal data is compromised.

Cybersecurity is an area of significant, and increasing, focus of insurance regulators. For example, the NAIC's Insurance Data Security Model Law (the Cybersecurity Model Law), enacted in over twenty states, requires insurers to implement cybersecurity measures and develop cyber incident response plans. The New York State Department of Financial Services' cybersecurity regulation contains provisions similar to the Cybersecurity Model Law, in addition to more prescriptive cybersecurity obligations.

States are also adopting laws and regulations that govern the collection, processing, storage, and destruction of personal information outside the context of providing insurance products. Several states have enacted comprehensive consumer privacy laws, and other states are considering passing similar laws. Currently, significant portions of our business are exempt from the requirements of these laws, but we cannot be certain that will continue to be the case as additional laws are adopted and existing laws are amended.

The General Data Protection Regulation of the European Union (EU) and the U.K. General Data Protection Regulation (collectively referred to as "the GDPR") establish the legal framework for our EU and U.K. entities that collect and process information from individuals who reside in the EU and U.K., respectively. The GDPR is a comprehensive set of data protection rules that gives individuals certain rights to their personal data and places obligations on organizations that process personal data.

We continuously monitor federal, state, and foreign legislative and regulatory developments to understand their potential impact on our profitability and resources.

Other Laws and Regulations

We are subject to the U.S. federal laws and regulations generally applicable to public companies, including the rules and regulations of the Securities and Exchange Commission (SEC) and the New York Stock Exchange relating to public reporting and disclosure, accounting and financial reporting, corporate governance, and securities trading. Further, the Sarbanes-Oxley Act of 2002, and rules and regulations adopted under this regulation, have increased the requirements for us and other public companies in these and other areas.

The USA PATRIOT Act of 2001 (Patriot Act) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The National Defense Authorization Act for Fiscal Year 2021 (NDAA) makes the most significant changes to the U.S. anti-money laundering laws since the Patriot Act. The NDAA requires many U.S. companies to report their beneficial owners and establishes a new whistleblower program. We are not subject to the NDAA’s requirements but will monitor any developments resulting from the passage of the NDAA. Anti-money laundering laws outside of the United States contain some similar provisions. Additionally, other federal laws and regulations, including the Foreign Corrupt Practices Act and regulations issued by the Office of Foreign Assets Control, as well as the U.K.'s Bribery Act of 2010, have increased requirements relating to identifying customers, prohibiting transactions with certain organizations or individuals, watching for and reporting suspicious transactions, responding to requests for information by regulatory authorities and law enforcement agencies, sharing information with other financial institutions, and requiring the implementation and maintenance of internal practices, procedures, and controls.

Enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) effected comprehensive changes to the regulation of financial services in the United States. Dodd-Frank directed various government agencies and bodies to promulgate regulations implementing the law, many of which remain to be completed.

On October 26, 2022, the SEC adopted final rules requiring the recovery of erroneously awarded incentive-based compensation. These rules were adopted pursuant to portions of the Dodd-Frank Act that previously directed the SEC to regulate and require public companies to implement a compensation recovery policy. The new rules direct national securities exchanges to establish listing standards that require each listed issuer to adopt and disclose a policy, known as a clawback policy, providing for the recovery of any erroneously awarded incentive-based compensation from current and former executive officers in the event of a required accounting restatement due to material noncompliance with financial reporting requirements under the securities laws. The clawback policy would apply to compensation received during the three-year period preceding the date the issuer is required to prepare the accounting restatement. We will adopt and disclose a formal policy by the required effective date once standards are set by the national securities exchanges. We continue to monitor the political, legislative, and regulatory environment, where possible amendments to various provisions of Dodd-Frank are under discussion.

We are subject to income, employment, premium, excise and other taxes related to both our U.S. and our foreign operations.
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. It imposes a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. We anticipate that our company will be an applicable corporation as early as 2023. We do not expect that any CAMT incurred would impact earnings since it would be offset with a credit toward regular income tax in subsequent years. We continue to monitor the ongoing guidance issued by the United States Treasury. The IRA also imposes a one percent excise tax on the fair market value of corporate stock repurchases after December 31, 2022.

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

Regulatory focus on the risks posed by climate change is increasing, with some regulators now requiring that the Company integrate consideration of the risks of climate change into our governance and risk management frameworks. We expect the regulatory focus in this area to continue.

For further discussion of regulation, refer to "Risk Factors" contained herein in Item 1A.

Geographic Areas

Adjusted operating revenue, which excludes net investment gains and losses, for our Unum International segment was approximately 7 percent of our consolidated adjusted operating revenue in both 2022 and 2021, and approximately 6 percent in 2020. As of December 31, 2022, total assets equaled approximately 5 percent of consolidated assets and total liabilities equaled approximately 5 percent of consolidated liabilities for our Unum International segment. Fluctuations in the U.S. dollar relative to the local currencies of our Unum International segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further discussion of fluctuations in foreign currency exchange rates. See "Reporting Segments" contained herein in this Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum International's operating results.

Human Capital Resources

Human Capital

The Company is built on the promise of helping the working world thrive throughout life’s moments, an inspiring purpose that requires harnessing the creativity and energy of our employees. As of December 31, 2022, we employed 10,937 employees, of which approximately 10,665 are full-time employees. Approximately 87 percent of our employees are in the United States, and the remaining 13 percent are international.

We have experienced lower voluntary turnover, which, excluding Poland, decreased from 15.6 percent in 2021 to 14.9 percent in 2022 and remains below the U.S. Bureau of Labor Statistics' voluntary turnover benchmark of 17.8 percent for the U.S. finance and insurance industry. Recognizing that the marketplace for talent has remained competitive, we made additional investments throughout the year to help retain talent in roles experiencing notable market pressure. This included targeted compensation adjustments to selected roles and individuals across the enterprise, based on external benchmarks and internal data.

While continuously monitoring workplace safety, our offices were open during 2022 and the majority of employees returned to the office utilizing a hybrid schedule. Our flexible approach maximizes the benefits of the office, such as networking, learning, and collaborative problem solving, while offering employees the flexibility to design an in-office schedule based on work and life obligations. This approach ensures that we continue to grow, change, and thrive as an enterprise by helping to support a diverse workforce with a focus on employee well-being. Additionally, it supports our commitment to build an inclusive culture, creating diversity in how and where we work. As we continue to gain insights based on our experience, we may continue to adjust our hybrid approach. Our international locations each continue to follow their established strategies based on their local environment.

Compensation and Benefits

We provide compensation and benefits programs which support our employees’ health, wealth, and life. In addition to competitive pay, other programs (which vary by country/region) include: annual bonus and employee recognition; stock awards and stock purchase; life, medical, pharmacy, health reimbursement accounts; telehealth and preventive services; dental, vision, voluntary benefits and disability insurance; tuition assistance; 401(k) plan, financial education and planning support; student debt relief; back-up and emergency care services; employee assistance program and family building resources; digital behavioral health support; paid time off and paid holidays; paid caregiver and parental leave; virtual stress management resources; onsite and virtual fitness memberships and subsidized healthy food options.

Inclusion and Diversity

Appreciating differences is one of our core values and drives how we deliver on our purpose and achieve our goals. We are committed to creating a culture of belonging where employees can bring their full selves to work and see themselves in every aspect of our business. We believe the best way to meet the needs of our customers and make better decisions is to reflect their diversity in our own workforce. Of our 10,937 employees, 67 percent identify as female; and 22 percent, excluding Poland, identify as members of an ethnic or racially diverse group.

We embrace the unique talents of every team member and help them reach their full potential through our Better with U inclusion and diversity (I&D) training, focused learning and leadership development programs, and an array of online resources. In addition, we have a dedicated Office of I&D focused on driving strategies to create a culture where inclusivity is an expectation for every employee and leader. We partner with diverse stakeholders to increase awareness and provide guidance that helps operationalize inclusion through resources, programs, and policies that enhance our workforce culture.

Our Inclusion Network plays a critical role in our I&D strategy by helping to identify solutions to inclusion barriers and advance our I&D initiatives. The Inclusion Network includes our Employee Networks, Business Networks, I&D Advisory Board, and Ambassadors. Employee Networks are designed to create connection and build community while advancing belonging and uniqueness across the company. Our current Employee Networks and the employee groups they represent are as follows: UNITEd (Multicultural); enABLE (Disabilities); bePROUD (LGBTQ+); and upLIFT (Gender Equity). Ambassadors and Business Networks are liaisons to our business and ensure I&D initiatives are successfully implemented throughout the enterprise. The Advisory Board reviews and provides recommendations on I&D priorities, helps to remove barriers in advancing the I&D strategy, and advocates for inclusion and belonging across the enterprise.

We have established an expectation for all people leaders to embed I&D into their performance goals and daily behaviors which is reinforced throughout the year by leadership. By embracing shared ownership, leaders help drive inclusion at all levels.

Our ability to attract, develop, and retain diverse, top talent is a critical component of our success. We are committed to diverse recruiting strategies across the enterprise, and we are focused on ensuring that our selection process is inclusive. The talent acquisition team partners with our Office of I&D to ensure strategies are in place to retain diverse talent through internal mobility and belonging. We support our recruiters to obtain and maintain certification in diversity recruiting. We partner with diverse organizations and associations to support diverse hiring at all levels. In addition, our recruiters and hiring managers receive training focused on unconscious bias in the selection process and actions they can take to avoid it.

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
•Equity in Leadership Program: This program focuses on championing equity and opportunity by preparing racially diverse employees to advance to higher levels of leadership.
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
•Leader Academy: An online program available to managers, leaders, or any employee interested in moving into a management role. Each quarter, 12-week cohorts allow participants to learn about interpersonal effectiveness, elevating performance, strategic decision-making, and leading change.

We recognize that our employees are an important asset. Therefore, it is imperative that we continue to focus on the growth and development of our workforce in a meaningful way and provide them with the necessary support to achieve their career goals.

Employee Engagement

To ensure our employees are engaged and are effectively delivering on our mission and meeting our customers’ needs, we regularly conduct confidential employee surveys to obtain feedback and gain insights from our employees. These surveys are thoughtfully considered and actioned by leadership. We are committed to our employees’ growth and development and embrace the diversity of ideas for improvement. In our employee survey conducted in 2022, 9,272 employees responded and approximately 75 percent of those employees indicated favorable engagement and would recommend the company as a great place to work.

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

Name	Age	Position
Richard P. McKenney	54	President and Chief Executive Officer and a Director
Steven A. Zabel	54	Executive Vice President, Chief Financial Officer
Michael Q. Simonds	49	Executive Vice President, Chief Operating Officer
Elizabeth C. Ahmed	48	Executive Vice President, People and Communications
Timothy G. Arnold	60	Executive Vice President, Voluntary Benefits and President, Colonial Life
Puneet Bhasin	60	Executive Vice President, Chief Information and Digital Officer
Lisa G. Iglesias	57	Executive Vice President, General Counsel
Martha D. Leiper	60	Executive Vice President, Chief Investment Officer
Christopher W. Pyne	53	Executive Vice President, Group Benefits
Mark P. Till	55	Executive Vice President and CEO, Unum International

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

Insurance Risks

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

Historical results may not be indicative of future performance due to, among other things, changes in our mix of business, repricing of certain lines of business, or any number of economic cyclical effects on our business. Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by us using actuarial and statistical procedures. Actual experience may differ from our reserve assumptions. There can be no assurance that our reserves will be sufficient to fund our future liabilities in all circumstances. Future loss development may require reserves to be increased, which would adversely affect earnings in current and future periods. Life expectancies may increase, which could lengthen the time a claimant receives disability or long-term care benefits and could result in a change in mortality assumptions and an increase in reserves for these and other long-tailed products. Adjustments to reserve amounts may also be required in the event of changes from the assumptions regarding future morbidity (which represents the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors); premium rate increases; persistency; policy benefit offsets, including those for social security and other government-based welfare benefits; and interest rates used in calculating the reserve amounts, which could have a material adverse effect on our results of operations or financial condition.

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

We have intangible assets such as deferred acquisition costs (DAC), value of business acquired (VOBA), and goodwill. DAC and VOBA are currently amortized based primarily upon expected future premium income of the related insurance policies. Recoverability testing for DAC and VOBA is performed on an annual basis. Insurance contracts are grouped on a basis consistent with our manner of acquiring, servicing, and measuring profitability of the contracts. If recoverability testing indicates that either DAC and/or VOBA are not recoverable, the deficiency is charged to expense. Effective January 1, 2023, with the adoption of ASU 2018-12, DAC will be amortized on a constant level basis and no longer require recoverability testing. See "Accounting Developments" included herein in Part 2, Item 7 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional discussion.

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

We assess our deferred tax assets to determine if they are realizable. Factors in our determination include the performance of the business, including the ability to generate future taxable income and the fair value of our investment portfolio. Significant declines in the fair value of our investments could result in the recognition of a valuation allowance on our deferred tax asset. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance is established.

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

Market and Credit Risks

Sustained periods of low interest rates in the long-term investment market may adversely affect our reported net investment income and the discount rates used in pricing our insurance products and projecting our pension obligations, which may adversely affect our results of operations or financial condition.

Declines in interest rates or sustained periods of low interest rates and yields on fixed income investments may cause the rates of return on our investment portfolio to decrease more than expected, leading to lower net investment income than assumed in the pricing and reserving for our insurance products. An interest, or discount, rate is used in calculating reserves and determining pricing for our insurance products. We set our GAAP discount rate assumptions based on our current and expected future investment yield for assets supporting the reserves, considering current and expected future market conditions. If the discount rate assumed in our reserve calculations and our pricing is higher than our future investment returns, our invested assets may not earn enough investment income to support our future claim payments. In that case, the reserves may eventually be insufficient, resulting in the need to increase our reserves and/or contribute additional capital to our insurance subsidiaries, either of which could have a material adverse effect on our results of operations or financial condition.

Effective January 1, 2023, with the adoption of ASU 2018-12, among other changes required by the update, we will be required to update the discount rate assumption used to set our GAAP reserves at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument. See "Accounting Developments" included herein in Part 2, Item 7 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion.

We are also required to perform annual statutory adequacy testing that considers multiple interest rate scenarios, to ensure our statutory reserves continue to meet statutory requirements, which could require us to increase our statutory reserves and/or contribute additional capital to our insurance subsidiaries.

Our net periodic benefit costs and the value of our benefit obligations for our pension plans are determined based on a set of economic and demographic assumptions that represent our best estimate of future expected experience. Major assumptions used in accounting for these plans include the expected discount (interest) rate and the long-term rate of return on plan assets. We set the discount rate assumption at the measurement date for each of our plans to reflect the yield of a portfolio of high quality fixed income corporate debt instruments matched against the timing and amounts of projected future benefits. A change in the discount rate impacts the present value of benefit obligations and our costs. Our expectations for the future investment returns on plan assets are based on a combination of historical market performance, current market conditions, and future capital market assumptions obtained from external consultants and economists. The actual rate of return on plan assets is determined based on the fair value of the plan assets at the beginning and end of the measurement period. Increases or decreases in long-term interest rates as well as equity market volatility will impact the fair value of our plan assets and may result in a decrease in the funded status of our pension plans and/or increased pension costs, which may adversely affect our results of operations, financial condition, or liquidity.

Unfavorable economic or market conditions may result in lower sales, lower premium growth and persistency, higher claims incidence, unfavorable mortality, longer claims duration, and higher expenses which may adversely affect our results of operations or financial condition.

We are affected by conditions in the capital markets and the general economy, primarily in the United States, the United Kingdom, Poland, and to a lesser extent, the broader global financial markets. Negative developments in the capital markets and/or the general economy could adversely affect our business, including our investment portfolio, and results of operations.

Factors such as unemployment levels, consumer confidence levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, inflation, pandemics, and the threat of terrorism all affect the business and economic environment and, ultimately, the amount and profitability of our businesses. In particular, the recent high level of inflation may continue to result in higher expenses and negatively affect the discretionary spending of our customers, which could result in lower sales. More generally, given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income, reduced consumer spending, and lower corporate earnings and investment, new product sales may be adversely affected. Our premium growth may also be negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. In addition, during such periods we may experience higher claims incidence, longer claims duration, and/or an increase in policy lapses, any of which could have a material adverse effect on our results of operations or financial condition.

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

Market Timing and Liquidity Risk

While we attempt to match our asset cash flows and durations with expected liability cash flows and durations to meet the funding requirements of our business, there may at times be a lack of appropriate investments in the market which can be acquired. In particular, due to the long duration of our long-term care product, the timing of our investment cash flows do not match those of our maturing liabilities. In addition, we may, in certain circumstances, need to sell investments due to changes in regulatory or capital requirements, changes in tax laws, rating agency decisions, and/or unexpected changes in liquidity needs. There may also be a limited market for certain of our investments, such as our private equity partnerships, private placement fixed maturity securities, mortgage loans, and policy loans, which makes them more illiquid. In periods of market volatility or disruption, other of our securities may also experience reduced liquidity. If events occur wherein we need to sell securities in an unfavorable interest rate or credit environment or need to quickly sell securities which are illiquid, market prices may be lower than what we might realize under normal circumstances, with a resulting adverse effect on our results of operations, financial condition, or liquidity.

The effectiveness and utilization of our hedging programs may be affected by changes in forecasted cash flows, the economic environment, changes in interest rates, capital market volatility, non-performance by our counterparties, changes in the level of required collateral, or regulation, which may adversely affect our results of operations, financial condition, or liquidity.

We use derivative financial instruments to help us manage various risks related to our business operations including interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, credit risk, and equity risk. Factors associated with derivative financial instruments could adversely affect our results of operations, financial condition, or liquidity. Ineffectiveness of our hedges due to changes in expected future events, such as the risk created by uncertainty in the economic environment, changes in forecasted cash flows, or if our counterparties fail or refuse to honor their obligations under these derivative instruments, may have a material adverse effect on our results of operations or financial condition. Capital market turmoil may result in an increase in the risk of non-performance by our counterparties, many of which are financial institutions. Non-performance by our counterparties may force us to unwind hedges, and we may be unable to replace the hedge, thereby leaving the risk unhedged. Under the terms of our hedging contracts, we are required to post collateral and to maintain a certain level of collateral, which may adversely affect our liquidity and could subject us to the credit risk of the counterparty to the extent it holds such collateral. Changes in regulations may have an adverse effect on our ability to execute hedging strategies due to the increased economic cost of derivatives, primarily as a result of more restrictive collateral requirements.

Reinsurance may not be available or affordable, or reinsurers may be unwilling or unable to meet their obligations under our reinsurance contracts, which may adversely affect our results of operations or financial condition.

As part of our overall risk management and capital management strategies, we purchase reinsurance for certain risks underwritten by our various businesses. We also utilize reinsurance to exit certain lines of business. Market conditions beyond our control determine the availability and cost of reinsurance. Any decrease in the amount of reinsurance will increase our risk of loss and may impact the level of capital requirements for our insurance subsidiaries, and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our results of operations. Accordingly, we may be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms, which may adversely affect our ability to write future business, result in the assumption of more risk with respect to the policies we issue, and increase our capital requirements. The collectability of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. We cannot provide assurance that our reinsurers will pay the reinsurance recoverables owed to us or that they will pay these recoverables on a timely basis. The insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract may have an adverse effect on our results of operations or financial condition.

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

Public Health Risks

Pandemics and other public health issues, including COVID-19, can negatively impact certain aspects of our business and, depending on severity and duration, could have a material adverse effect on our financial position, results of operations, liquidity and capital resources, and overall business operations.

The COVID-19 pandemic continues to cause disruption to the global economy and has resulted in some unfavorable impacts to our company as well as the overall insurance industry. Further events that we are unable to control, such as additional virus mutations, changes in mortality levels, changes in the population impacted by COVID-19, spikes in the number of cases of COVID-19, and the related responses by government authorities and businesses, continue to present risks to our business. An increase in the level of deaths related to COVID-19 could result in higher mortality within our insured population. In addition, we may continue to experience higher claim incidence in our disability products and higher expenses related to our leave management services.

If economic conditions worsen as a result of a pandemic or other public health issue, that may adversely affect the financial condition of current or potential customers, which may result in lower sales or other negative impacts to customer purchasing patterns. If we experience unfavorable developments related to our revenues, benefits, or expenses, we may correspondingly experience adverse impacts to our overall future profitability and growth, which may alter the timing and magnitude of our plans for overall business growth. In addition, these unfavorable developments may result in the impairment or write-off of certain assets such as premiums receivable, goodwill, property and equipment, VOBA, and right-of-use assets, or the establishment of a valuation allowance regarding the realization of our deferred tax assets.

If economic conditions worsen as a result of a pandemic or other public health issue, that may also result in the inability for companies to make interest and principal payments on their debt securities or mortgage loans that we hold for investment purposes. Accordingly, although we maintain a disciplined approach regarding our overall investment strategy, we may still incur significant losses that can result in a decline in net investment income and/or material increases in credit losses on our investment portfolio. With respect to commercial real estate, there could be potential impacts to estimates of expected losses resulting from lower underlying values, reflecting current market conditions at that time.

Although we have access to significant amounts of liquidity, which include a credit facility and our facility agreement for contingent issuance of senior notes, Federal Home Loan Bank (FHLB) arrangements, and the ability to liquidate certain investments, it may be insufficient or even inaccessible if we are not in compliance with required covenants under our borrowing arrangements or if the associated lenders are unable to provide funds. In addition, if investment markets become illiquid or severely impaired, we may be unable to liquidate our investments in a timely and advantageous manner.

From an operational perspective, our employees, sales associates, brokers, and distribution partners, as well as the workforces of our vendors, service providers, and counterparties, may be adversely affected by a pandemic or other public health issue, including government-mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures. These measures could result in an adverse impact on our ability to conduct our business, including our ability to sell our policies and our ability to adjudicate and pay claims in a timely manner. Additionally, our hybrid work environment may expose us to various additional risks such as elevated cybersecurity vulnerability resulting from the wide-scale remote usage of our company networks and related risks to the effectiveness of our internal controls over financial reporting.

There is no guarantee that processes we have developed in order to adapt to the COVID-19 pandemic would succeed in allowing us to adapt to any future pandemic or other public health issue, which may have materially different characteristics than the COVID-19 pandemic.

To the extent pandemics or other public health issues adversely affect our business, financial position, results of operations, liquidity and capital resources, and overall business operations, it may also have the effect of heightening many of the other risks disclosed herein in this Item 1A "Risk Factors".

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

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our insurance subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. For instance, the NAIC or state regulators may adopt further revisions to statutory reserving standards or the RBC formula, the PRA may revise its capital adequacy requirements and minimum solvency margins, the IAIS may adopt capital requirements to which we could be subject, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital contributions by us to our insurance subsidiaries. We have received permission to follow accounting practices that differ from statutory accounting principles prescribed by the NAIC for certain of our insurance subsidiaries which, if revoked or altered, could have a material adverse effect on our financial condition and possibly trigger a regulatory event. Increased financial services regulation, which could include activities undertaken by the NAIC and regulatory authorities in the U.K., Poland, and the EU may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries. The U.K. government is now reviewing the regulatory framework of financial services companies which may result in changes to U.K. regulatory capital. The United Kingdom's Financial Ombudsman Service, which was established to help settle disputes between consumers and businesses providing financial services, and the FCA, which has rule-making, investigative, and enforcement powers to protect consumers, may hamper our ability to do business, which could have a material adverse effect on our U.K. operations.

Our financial statements are subject to the application of generally accepted accounting principles, in the United States, the United Kingdom, and Poland, which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies within these countries, which may also be influenced by the International Accounting Standards Board. Future accounting standards we adopt, including the U.S. Financial Accounting Standards Board's ASU 2018-12 that will be adopted effective January 1, 2023, will change current accounting and disclosure requirements applicable to our financial statements. Such changes will have a material effect on our reported results of operations and financial condition and may impact the perception of our business by external stakeholders including the rating agencies that assign the issuer credit rating on Unum Group.

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

Changes in laws governing oversight and management of climate change risk may subject us to increased costs.

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

All of our businesses are highly competitive. We believe that the principal competitive factors affecting our business are the quality of our customer's experience regarding service and claims management, integrated product choices, enrollment capabilities, price, financial strength ratings, claims-paying ratings, and a solution to allow customers to comply with the changing laws and regulations related to family medical leave benefits. We compete for new product sales, the retention of existing business, and the ability to attract and retain independent agents and brokers to market our products, all of which affect our profitability. All areas of the employee benefits markets are highly competitive due to the yearly renewable term nature of the group products and the large number of insurance companies offering products in this market. There is a risk that our customers may be able to obtain more favorable terms or improved technology solutions from competitors in lieu of renewing coverage with us, particularly if industry pricing levels do not align with our view of adequate premium rates. We are operating in a dynamic competitive environment of both traditional and non-traditional competitors, with changes in product offerings, enrollment capabilities, and technology solutions. The level and intensity of competition may also grow due to existing competitors becoming more aggressive, and an increase in merger and acquisition activity which may result in larger competitors with greater financial resources. There are many insurance companies which actively compete with us in our lines of business, and there is no assurance that we will be able to compete effectively against these companies and new competitors in the future.

A decrease in our financial strength or issuer credit ratings may adversely affect our competitive position, our ability to hedge our risks, and our cost of capital or ability to raise capital, which may adversely affect our results of operations, financial condition, or liquidity.

We compete based in part on the financial strength ratings provided by rating agencies. Although we maintain an ongoing dialogue with the rating agencies that assign financial strength ratings to our insurance subsidiaries, the rating agencies may revise the criteria that are used to evaluate the financial strength of our insurance subsidiaries which could lead to placing our rating on "credit watch" or "under review" and ultimately lead to a downgrade. A downgrade of our financial strength ratings may adversely affect us and could potentially, among other things, adversely affect our relationships with distributors of our products and services and retention of our sales force, negatively impact persistency and new sales, and generally adversely affect our ability to compete. A downgrade in the issuer credit rating assigned to Unum Group can be expected to adversely affect our cost of capital and our ability to raise additional capital. If we are downgraded significantly, ratings triggers in our derivatives financial instrument contracts may result in our counterparties enforcing their option to terminate the derivative contracts. Such an event may have a material adverse effect on our financial condition or our ability to hedge our risks.

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

We are, and in the future may be, defendants in a number of litigation matters, and the outcome of this litigation is uncertain.  Some of these proceedings have been brought on behalf of various alleged classes of complainants. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. An estimated loss is accrued when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An adverse outcome in one or more of these actions may, depending on the nature, scope, and amount of the ruling, materially and adversely affect our results of operations or financial condition, encourage other litigation, and limit our ability to write new business, particularly if the adverse outcomes negatively impact certain of our ratings.

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

Our sustainability strategic framework creates long-term value for stakeholders by implementing business practices that incorporate environmental, social, and governance (ESG) factors, with a focus on accelerating our efforts around responsible investments, inclusive products and services, and reducing environmental impact. We include ESG considerations in our fundamental investment analysis of the companies or projects we invest in to ensure that their values or agendas align with our own and those of our stakeholders. Investors, regulators, current and prospective customers, employees, and other stakeholders may evaluate our business according to certain ESG standards and expectations. As our ESG framework matures and we continue to integrate ESG standards in coordination with other business priorities, our ESG-related efforts may not prove completely effective or may not satisfy our key stakeholders. Additionally, some of our regulators have proposed new rules, which would be subject to differing interpretations and would require the development of new processes and controls that may be complex and result in increases in expenses in order to ensure compliance.

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

We store confidential information about our business and our policyholders, employees, agents, and others on our information technology systems, including proprietary and personally identifiable information. As part of our normal business operations, we use this information and engage third-party providers, including outsourcing, cloud computing, and other business partners, that store, access, process, and transmit such information on our behalf. We devote significant resources and employ security measures to help protect our information technology systems and confidential information, and we have programs in place to detect, contain, and respond to information security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party providers may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise our information security. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, or other cyber attacks, computer viruses, malicious codes, and similar means of unauthorized and destructive tampering. Specifically, we have seen an increase in the number and sophistication of phishing attacks that seek access to our systems through emails sent to our employees. We have taken action to provide additional training to increase awareness of the potential for these attacks among our workforce.

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

The failure of our information technology and/or disaster recovery processes or systems for any reason could cause significant interruptions or malfunctions in our or our customers’ operations and result in the loss, theft, or failure to maintain the security, confidentiality, or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions, legal claims, and increased expenses, and lead to a loss of customers and revenues.

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

The use and reliance on third-party vendors, including vendors providing web and cloud-based applications, may disrupt our business, and impact our ability to leverage data.

We utilize third-party vendors to provide certain business support services. The reliance on these third-party vendors exposes us to the risk that we cannot control the information systems, facilities, or networks of such third-party vendors. We employ substantial third-party risk management measures designed to mitigate this risk, which include, but are not limited to, security and vulnerability assessments of these third-party vendors as well as robust contractual protections. However, if the information systems, facilities, or networks of a third-party vendor are disrupted, damaged, or fail, we are at risk of being unable to meet legal, regulatory, financial or customer obligations. We could also be adversely affected by a third-party vendor who fails to provide contracted services. In this case, this could lead to lower sales, increased costs, and a disruption to our business operations or damage our reputation. Lastly, as certain third-party vendors may conduct operations outside of the U.S., political and military events in foreign jurisdictions could have an adverse effect on our operations.

Our risk management program may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.

We have devoted significant resources to develop our enterprise risk management program, which has the objective of managing our strategic, market, credit, public health, insurance, and operations risks, which ultimately impact our reputational risk. However, our program may not be comprehensive, and our methods for monitoring and managing risk may not fully predict or mitigate future exposures. In this case, there may be a negative impact to our business, results of operations, or financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2022, we owned office space comprised of five campuses located in Chattanooga, Tennessee; Portland, Maine; Columbia, South Carolina; Baton Rouge, Louisiana; and Dorking in the United Kingdom. In addition, as of December 31, 2022, we leased office space in various locations throughout the United States, the United Kingdom, Ireland, and Poland. Substantially all of the properties owned or leased are used by one or more of our five reporting segments, depending on the location. We believe our properties and facilities are suitable and adequate for current operations.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is UNM. Quarterly dividends declared and paid per share of common stock are as follows:

2022
4th Quarter	$0.330
3rd Quarter	0.330
2nd Quarter	0.300
1st Quarter	0.300

2021
4th Quarter	$0.300
3rd Quarter	0.300
2nd Quarter	0.285
1st Quarter	0.285

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

As of February 21, 2023, there were 7,840 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2022.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 - October 31, 2022	302,916	$43.98	302,916	$49,147,153
November 1 - November 30, 2022	605,225	42.42	605,225	23,474,196
December 1 - December 31, 2022	579,731	40.49	579,731	—
Total	1,487,872		1,487,872

(1) The average price paid per share excludes the cost of commissions.

(2) In October 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock. The October 2021 share repurchase program expired on December 31, 2022. In December 2022, our board of directors authorized the repurchase of up to $200.0 million of Unum Group's outstanding common stock beginning on January 1, 2023. In February 2023, our board of directors authorized an increase to the share repurchase program such that we are now authorized to repurchase up to $250.0 million of Unum Group's outstanding common stock. This share repurchase program has an expiration date of December 31, 2023.

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

Executive Summary

2022 Operating Performance and Capital Management

For 2022, we reported net income of $1,314.2 million, or $6.50 per diluted common share, compared to net income of $824.2 million, or $4.02 per diluted common share, in 2021.

Included in our results for 2022 are:

•A net investment loss of $15.7 million before tax and $12.2 million after tax, or $0.07 per diluted common share;
•Amortization of the cost of reinsurance of $63.8 million before tax and $50.4 million after tax, or $0.25 per diluted common share;
•A reserve decrease related to assumption updates of $155.0 million before tax and $122.5 million after tax, or $0.61 per diluted common share;

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
•Tax expense related to a U.K. tax rate increase of $24.2 million or $0.12 per diluted common share.

Excluding these items, after-tax adjusted operating income for 2022 was $1,254.3 million, or $6.21 per diluted common share compared to $890.7 million, or $4.35 per diluted common share for 2021. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 7 for a reconciliation of these items.

Our Unum US segment reported an increase in income before income tax and net investment gains and losses of 65.6 percent in 2022 compared to 2021, which includes the reserve decreases related to the assumption updates during the third quarter of 2022 and 2021. Excluding these items, our Unum US segment reported an increase in adjusted operating income of 108.8 percent in 2022 compared to 2021, due to favorable benefits experience, particularly in our group product lines, and an increase in premium income, partially offset by higher operating expenses and lower net investment income. The benefit ratio, excluding the previously discussed reserve decreases, for our Unum US segment for 2022 was 65.5 percent, compared to 74.9 percent in 2021. Unum US sales increased 18.4 percent in 2022 compared to 2021. See "Reserve Assumption Updates" contained herein for further discussion.

Our Unum International segment reported an increase in adjusted operating income, as measured in U.S. dollars, of 20.2 percent in 2022 compared to 2021. As measured in local currency, our Unum UK line of business reported an increase in adjusted operating income of 37.7 percent compared to 2021 due to higher premium income and higher net investment income, partially offset by higher operating expenses and unfavorable benefits experience. The benefit ratio for our Unum UK line of business was 81.1 percent in 2022 compared to 79.6 percent in 2021. Unum International sales, as measured in U.S. dollars, increased 26.4 percent in 2022 compared to 2021. Unum UK sales, as measured in local currency, increased 43.5 percent in 2022 compared to 2021.

Our Colonial Life segment reported an increase in adjusted operating income of 13.8 percent in 2022 compared to 2021 due primarily to favorable benefits experience, partially offset by higher operating expenses and lower net investment income. The 2022 benefit ratio for Colonial Life was 47.2 percent, compared to 53.9 percent in 2021. Colonial Life sales increased 5.9 percent in 2022 compared to 2021.

Our Closed Block segment reported an increase in income before income tax and net investment gains and losses of 29.0 percent in 2022, which includes the amortization of the cost of reinsurance, compared to 2021, which includes reserve increases related to the assumption updates, the impact related to the second phase of the Closed Block individual disability reinsurance transaction, and the amortization of the cost of reinsurance. Excluding these items, our Closed Block segment reported a decrease in adjusted operating income of 37.2 percent in 2022 compared to 2021. The long-term care interest adjusted loss ratio for 2022 was less favorable compared to 2021, which excludes the reserve increase related to the assumption update in the third quarter of 2021. See "Reserve Assumption Updates" and "Closed Block Individual Disability Reinsurance Transaction" contained herein for further discussion.

A rising interest rate environment could continue to positively impact our yields on new investments, but could also continue to create unrealized losses in our current holdings. Our net investment income has been pressured as the majority of our investments were made at a decreasing level of interest rates indicative of the prevailing trend over the last decades. As of December 31, 2022, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell and it is not more likely than not that we will be required to sell before recovery in amortized cost. The net unrealized loss on our fixed maturity securities was $3.0 billion at December 31, 2022, compared to a $5.9 billion net unrealized gain at December 31, 2021, with the decrease due primarily to an increase in U.S. Treasury rates and credit spreads. The earned book yield on our investment portfolio decreased to 4.57 percent for 2022 compared to a yield of 4.85 percent for 2021.

We believe our capital and financial positions are strong. At December 31, 2022, the RBC ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 420 percent, which is in line with our expectations. We repurchased 5.7 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $200 million during 2022. Our weighted average common shares outstanding, assuming dilution, equaled 202.1 million for 2022 compared to 204.8 million for 2021. As of December 31, 2022, Unum Group and our intermediate holding companies had available holding company liquidity of $1,571 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset-backed securities.

Coronavirus Disease 2019 (COVID-19)

COVID-19 continues to cause disruption to the global economy and has unfavorably impacted our company as well as the overall insurance industry. During 2022, we experienced lower mortality in our life products lines, resulting primarily from lessening impacts of COVID-19 on our insured population compared to 2021. Due to the volatile and unprecedented nature of these events, we still cannot fully estimate the ultimate impact of the COVID-19 pandemic. We continue to closely monitor pandemic trends that have and may continue to have adverse impacts on our business.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. It imposes a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. We anticipate that our company will be an applicable corporation as early as 2023. We do not expect that any CAMT incurred would impact earnings since it would be offset with a credit toward regular income tax in subsequent years. We continue to monitor the ongoing guidance issued by the United States Treasury. The IRA also imposes a one percent excise tax on the fair market value of corporate stock repurchases after December 31, 2022. This excise tax would be recorded as part of the cost basis of treasury stock. We have not recorded any tax impact from the enactment of the IRA as of December 31, 2022.

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

During the third quarter of 2022, we increased our claim reserves for the reinsured portion of our Closed Block individual disability product line by $193.9 million before tax, or $153.2 million after tax, resulting primarily from updates to mortality assumptions for the advanced age portion of our claimant population. This increase is entirely related to the block that was ceded as a part of the Closed Block individual disability reinsurance transaction with Commonwealth Annuity and Life Insurance Company (Commonwealth) and as a result, a corresponding increase was reported in our consolidated balance sheet as a reinsurance recoverable. There was no net impact on our consolidated results of operations for the period. The amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction is based upon expected claim reserve patterns and as such there was a resulting change in the timing of the amortization of the cost of reinsurance.

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

Impairment Losses on ROU Asset

During the second quarters of 2021 and 2020, we recognized impairment losses of $13.9 million and $12.7 million before tax, or $11.0 million and $10.0 million after tax, on the ROU asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment loss was recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. For further information related to the impairment losses on the ROU asset, see Note 15 of the "Notes to Consolidated Financial Statements" contained in Item 8.

U.K. Tax Law Change

In June 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023, which resulted in $24.2 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in 2021. The U.K. tax rate increase may cause volatility in our effective tax rate prior to the April 1, 2023 effective date as a result of changes in the deferred tax balance related to our Unum UK business. In July 2020, the Finance Act 2020 was enacted, resulting in a U.K. tax rate increase from 17 percent to 19 percent, retroactively effective April 1, 2020, which resulted in $9.3 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in 2020.

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

In connection with the first phase of the reinsurance transaction which occurred in December 2020, the ceding companies paid a total ceding commission to Commonwealth of $437.7 million. In connection with the second phase of the reinsurance transaction which occurred in March 2021, Commonwealth paid a ceding commission to the ceding companies of $18.2 million. The ceding companies transferred assets, which consisted primarily of cash and fixed maturity securities, of $6,669.8 million and $767.0 million, for the first phase in December 2020 and the second phase in March 2021, respectively. In addition, we recognized the following items for the first phase in December 2020 and the second phase in March 2021, respectively:

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
•Cost of reinsurance, or prepaid reinsurance premium, of $815.7 million and $43.1 million related to the DLR cohort for which we amortized $63.8 million before tax or $50.4 million after tax in 2022, $79.1 million before tax or $62.3 million after tax in 2021, and $2.6 million before tax or $2.0 million after tax in 2020.
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

Consolidated Company Outlook for 2023

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

As the pandemic impacts have lessened, we have experienced recovery in our earnings driven by the underlying strength of our business and expect positive operating trends in our core businesses to continue in 2023, including improved claim experience. The products and services we provide delivered significant value to employers, employees and their families, throughout the COVID-19 pandemic and we believe this will help drive sales and premium growth in 2023.

The current interest rate environment could continue to positively impact our yields on new investments, but could also continue to create unrealized losses in our current holdings. We also may continue to experience further volatility in miscellaneous investment income primarily related to changes in partnership net asset values as well as bond calls.

As part of our discipline in pricing and reserving, we continuously monitor emerging claim trends and interest rates. We will continue to take appropriate pricing actions on new business and renewals that are reflective of the current environment and may continue to utilize derivative financial instruments to manage interest rate risk.

Our business is well-diversified by geography within our markets, industry exposures and case size, and we continue to analyze and employ strategies that we believe will help us navigate the current environment. These strategies allow us to maintain financial flexibility to support the needs of our businesses, while also returning capital to our shareholders. We have strong core businesses that have a track record of generating significant free cash flow, and we will continue to invest in our operations and expand into adjacent markets where we can best leverage our expertise and capabilities to capture market growth opportunities as those opportunities emerge. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our financial objectives.

Effective January 1, 2023, we will adopt Accounting Standard Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12).

Further discussion is included in "Reconciliation of Non-GAAP and Other Financial Measures," "Accounting Developments", "Consolidated Operating Results," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained herein in this Item 7 and in the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S generally accepted accounting principles (GAAP). The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of investment gains or losses and the amortization of the cost of reinsurance as well as certain other items as specified in the reconciliations below. Investment gains or losses primarily include realized investment gains or losses, expected investment credit losses, and gains or losses on derivatives. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Year Ended December 31
	2022		2021		2020
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
Net Income	$1,314.2	$6.50	$824.2	$4.02	$793.0	$3.89
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction (net of tax expense of $—; $14.2; $273.5)	—	—	53.4	0.26	1,028.8	5.05
Net Investment Gain (Loss), Other (net of tax expense (benefit) of $(3.5); $1.9; $(20.9))	(12.2)	(0.07)	7.2	0.03	(82.3)	(0.40)
Total Net Investment Gain (Loss)	(12.2)	(0.07)	60.6	0.29	946.5	4.65
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs (net of tax benefit of $—; $29.2; $274.2)	—	—	(110.1)	(0.53)	(1,031.3)	(5.06)
Amortization of the Cost of Reinsurance (net of tax benefit of $13.4; $16.8; $0.6)	(50.4)	(0.25)	(62.3)	(0.31)	(2.0)	(0.01)
Net Tax Benefits of Reinsurance Transaction	—	—	—	—	36.5	0.18
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(50.4)	(0.25)	(172.4)	(0.84)	(996.8)	(4.89)
Net Reserve Change Related to Reserve Assumption Updates (net of tax expense (benefit) of $32.5; $38.1; $(35.5))	122.5	0.61	143.3	0.70	(133.5)	(0.66)
Impairment Loss on Internal-Use Software (net of tax benefit of $—; $2.5; $—)	—	—	(9.6)	(0.05)	—	—
Cost Related to Early Retirement of Debt (net of tax benefit of $—; $14.1; $—)	—	—	(53.2)	(0.26)	—	—
Impairment Loss on ROU Asset (net of tax benefit of $—; $2.9; $2.7)	—	—	(11.0)	(0.05)	(10.0)	(0.05)
Impact of U.K. Tax Rate Increase	—	—	(24.2)	(0.12)	—	—
Costs Related to Organizational Design Update (net of tax benefit of $—; $—; $4.7)	—	—	—	—	(18.6)	(0.09)
After-tax Adjusted Operating Income	$1,254.3	$6.21	$890.7	$4.35	$1,005.4	$4.93

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Total Revenue	$11,991.0	$12,013.8	$13,162.1
Excluding:
Net Investment Gain (Loss)	(15.7)	76.7	1,199.1
Adjusted Operating Revenue	$12,006.7	$11,937.1	$11,963.0

Income Before Income Tax	$1,631.4	$1,063.0	$964.0
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	67.6	1,302.3
Net Investment Gain (Loss), Other	(15.7)	9.1	(103.2)
Total Net Investment Gain (Loss)	(15.7)	76.7	1,199.1
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	—	(139.3)	(1,305.5)
Amortization of the Cost of Reinsurance	(63.8)	(79.1)	(2.6)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(63.8)	(218.4)	(1,308.1)
Net Reserve Change Related to Reserve Assumption Updates	155.0	181.4	(169.0)
Impairment Loss on Internal-Use Software	—	(12.1)	—
Cost Related to Early Retirement of Debt	—	(67.3)	—
Impairment Loss on ROU Asset	—	(13.9)	(12.7)
Costs Related to Organizational Design Update	—	—	(23.3)
Adjusted Operating Income	$1,555.9	$1,116.6	$1,278.0

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

Reserves for Policy and Contract Benefits

Reserves for policy and contract benefits are our largest liabilities and represent claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Reserves for policy and contract benefits equaled $44.7 billion and $45.3 billion at December 31, 2022 and 2021, or approximately 85.6 percent and 77.1 percent of our total liabilities, respectively. Reserves ceded to reinsurers were $13.0 billion and $13.5 billion at December 31, 2022 and 2021 and are reported as a reinsurance recoverable in our consolidated balance sheets.

Policy Reserves

Policy reserves are established in the same period we issue a policy and equal the difference between projected future policy benefits and future premiums, allowing a margin for expenses and profit. These reserves relate primarily to our non-interest sensitive products, including our individual disability and voluntary benefits products in our Unum US segment; individual disability and life products in our Unum International segment; voluntary benefits products in our Colonial Life segment; and long-term care and other products, which includes individual disability, in our Closed Block segment. The reserves are calculated based on assumptions that were appropriate at the date the policy was issued and are not subsequently modified unless the policy reserves become inadequate (i.e. loss recognition occurs).

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

Because the key policy reserve assumptions for policy persistency, mortality and morbidity, and discount rates are all locked in at policy issuance based on assumptions appropriate at that time, policy reserve assumptions are generally not changed due to a change in claim status from active to disabled subsequent to policy issuance.  Depending on the funding mechanism, a full policy reserve is held during disability reflecting continued funding of the full policy reserve during a disability claim, or a fractional policy reserve is held reflecting that the individual policyholder would need to recover before generating future claims for a separate occurrence. The policy reserves build up and release over time based on assumptions made at the time of policy issuance such that the reserve is eliminated as policyholders either reach the terminal age for coverage, die, or voluntarily lapse the policy. Policy reserves for Unum US, Unum International, and Colonial Life products are determined using the net level premium method as prescribed by GAAP. In applying this method, we use, as applicable by product type, morbidity and mortality incidence rate assumptions, claim resolution rate assumptions, and policy persistency assumptions, among others, to determine our expected future claim payments and expected future premium income. We then apply an interest, or discount, rate to determine the present value of the expected future claims and claim expenses we will pay and the expected future premiums we will receive, with a provision for profit allowed.

Policy reserves for our Closed Block segment include certain older policy forms for individual and group long-term care and certain other products, all of which are no longer actively marketed. The reserves for individual and group long-term care are determined using the gross premium valuation method. Key assumptions are persistency, mortality and morbidity, claim incidence, claim resolution rates, commission rates, and maintenance expense rates. For long-term care, premium rate increases are also a key assumption. We apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay as well as the expected future premiums we will receive, with no provision for future profit. The interest rate is based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Under the gross premium valuation method, we do not include an embedded provision for the risk of adverse deviation from these assumptions. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient in the future.

Policy reserves for certain other products, excluding individual and group long-term care, which are no longer actively marketed and are reported in our Closed Block segment represent $5.6 billion on a gross basis. We have ceded $4.7 billion of reserves related to these other products to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

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

We use a tabular reserve methodology on reported claims for our Unum US group long-term disability and individual disability claims as well as claims for our Closed Block group and individual long-term care and certain other products. The majority of our claim reserves for our Closed Block other products have been ceded as a result of the Closed Block individual disability reinsurance transaction. Under the tabular reserve methodology, reserves for reported claims are based on certain characteristics of the actual reported claimants, such as age, length of time disabled, and medical diagnosis, as well as assumptions regarding claim duration, discount rate, and policy benefit offsets. We believe the tabular reserve method is the most accurate to calculate long-term liabilities and allows us to use the most available known facts about each claim. IBNR claim reserves for our long-term products are calculated using the count and severity method using historical patterns of the claims to be reported and the associated claim costs. For Unum US group short-term disability products, an estimate of the value of future payments to be made on claims already submitted, as well as on IBNR claims, is determined in aggregate using a paid loss development method rather than on the individual claimant basis that we use for reported claims on long-term products. The average length of time between the event triggering a claim under a policy and the final resolution of those claims is much shorter for these products than for our long-term liabilities and results in less estimation variability.

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

The following table displays policy reserves, incurred claim reserves, and IBNR claim reserves by major product line, with the summation of the policy reserves and claim reserves shown both gross and net of the associated reinsurance recoverable. Incurred claim reserves represent the expected benefits payable under each incurred claim, along with other expenses associated with the payment of the claims. IBNR claim reserves include provisions for incurred but not reported claims and a provision for reopened claims for our disability products. The IBNR and reopened claim reserves for our disability products are developed and maintained in aggregate based on historical monitoring. Impacting year over year comparability of policy and claim reserves in the following chart are the 2022 reserve assumption updates for our Unum US group disability, Unum US group life, and Closed Block individual disability product lines. Also impacting year over year comparability are the 2021 reserve assumption updates for our Unum US group disability, Closed Block long-term care, and Closed Block individual disability product lines as well as the second phase of the Closed Block individual disability reinsurance transaction that we entered into in March 2021. See "Executive Summary" contained herein in this Item 7 and Notes 6 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

(in millions of dollars)	December 31, 2022
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$5,003.0	$747.6	25.2%	$5,750.6	$46.4	$5,704.2
Group Life and Accidental Death & Dismemberment	54.5	0.2	678.1	260.0	4.1	992.6	7.5	985.1
Voluntary Benefits	1,791.0	8.2	44.8	50.3	0.4	1,886.1	13.2	1,872.9
Individual Disability	435.0	2.0	1,427.8	154.1	6.9	2,016.9	208.8	1,808.1
Dental and Vision	—	—	0.2	10.7	0.1	10.9	0.1	10.8
Unum US Segment	2,280.5	10.4	7,153.9	1,222.7	36.7	10,657.1	276.0	10,381.1

Unum International Segment	206.1	0.9	1,925.4	164.8	9.2	2,296.3	74.2	2,222.1

Colonial Life Segment	2,575.9	11.8	276.5	106.5	1.7	2,958.9	1.3	2,957.6

Long-term Care	11,220.7	51.2	2,477.5	283.0	12.1	13,981.2	5.7	13,975.5
All Other	5,620.7	25.7	9,021.5	201.0	40.3	14,843.2	12,602.8	2,240.4
Closed Block Segment	16,841.4	76.9	11,499.0	484.0	52.4	28,824.4	12,608.5	16,215.9

Subtotal	$21,903.9	100.0%	$20,854.8	$1,978.0	100.0%	44,736.7	12,960.0	31,776.7

Adjustment Related to Unrealized Investment Gains and Losses						(566.7)	(18.1)	(548.6)

Consolidated						$44,170.0	$12,941.9	$31,228.1

	December 31, 2021
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$5,350.2	$766.6	25.9%	$6,116.8	$52.3	$6,064.5
Group Life and Accidental Death & Dismemberment	56.7	0.3	715.8	281.0	4.2	1,053.5	4.4	1,049.1
Voluntary Benefits	1,752.2	8.1	47.6	51.3	0.4	1,851.1	23.7	1,827.4
Individual Disability	456.1	2.1	1,412.0	150.4	6.6	2,018.5	205.7	1,812.8
Dental and Vision	—	—	0.9	11.5	0.1	12.4	0.1	12.3
Unum US Segment	2,265.0	10.5	7,526.5	1,260.8	37.2	11,052.3	286.2	10,766.1

Unum International Segment	211.2	1.0	2,110.7	156.0	9.6	2,477.9	94.3	2,383.6

Colonial Life Segment	2,471.8	11.4	322.8	115.5	1.9	2,910.1	3.2	2,906.9

Long-term Care	10,842.2	50.2	2,300.1	271.7	10.9	13,414.0	7.4	13,406.6
All Other	5,800.8	26.9	9,363.2	237.4	40.4	15,401.4	13,095.5	2,305.9
Closed Block Segment	16,643.0	77.1	11,663.3	509.1	51.3	28,815.4	13,102.9	15,712.5

Subtotal	$21,591.0	100.0%	$21,623.3	$2,041.4	100.0%	45,255.7	13,486.6	31,769.1

Adjustment Related to Unrealized Investment Gains and Losses						4,659.5	132.1	4,527.4

Consolidated						$49,915.2	$13,618.7	$36,296.5

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

Establishing reserve assumptions is complex and involves many factors. Reserves, particularly for policies offering insurance coverage for long-term disabilities and long-term care, are dependent on numerous assumptions other than just those presented in the preceding discussion. The impact of internal and external events, such as changes in claims operational procedures, economic trends such as the rate of unemployment, the level of consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and legal trends and legislative changes, including changes to social security and other government-based welfare benefits programs which provide policy benefit offsets, among other factors, may influence claim incidence rates, claim resolution rates, and claim costs. In addition, for policies offering coverage for disability or long-term care at advanced ages, the level and pattern of mortality rates at advanced ages will impact overall benefit costs. Reserve assumptions differ by product line and by policy type within a product line. Additionally, in any period and over time, our actual experience may have a positive or negative variance from our long-term assumptions, either singularly or collectively, and these variances may offset each other. We test the overall adequacy of our reserves using all assumptions and with a long-term view of our expected experience over the life of a block of business rather than test just one or a few assumptions independently that may be aberrant over a short period of time. Therefore, while it is possible to evaluate the sensitivity of overall adequacy results in our reserves based upon a change in each individual assumption, the actual impacts of changes to a variety of underlying assumptions must be considered in the aggregate by product line in order to judge the overall potential implications to reserve adequacy. The following section presents an overview of our trend analysis for key assumptions and the results of variability in our assumptions, in aggregate, for the reserves which we believe are reasonably possible to have a material impact on our future financial results if actual claims yield a materially different amount than what we currently expect and have reserved for, either favorable or unfavorable. As a result of the Closed Block individual disability reinsurance transaction discussed in the "Executive Summary" contained herein Item 7, we no longer incorporate this block of business into our discussion of trends in key assumptions below.

Trends in Key Assumptions

Our view on long-term mortality and morbidity expectations has not been impacted by the COVID-19 pandemic, given the limited experience relative to the long-term nature of our products, the extraordinary nature of the event, and the fast pace of medical advancements to fight the disease. We have experienced elevated mortality across our life product lines largely resulting from the COVID-19 pandemic, and at this time we anticipate the mortality impacts of the pandemic may persist in the short-term, albeit at a lower level than our experience in 2020, 2021, and the first quarter of 2022.

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

Although interest rates increased in 2022, long-term interest rates supporting the majority of our lines of business remain below historical norms. The assumptions we used to discount reserves during this period were slightly lower than historical levels for certain of our product lines. Reserve discount rate assumptions for new policies and new claims are periodically adjusted to reflect our current and expected net investment returns. Changes in our average discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolios which support the reserves for the majority of our lines of business.

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

We monitor and test our reserves for adequacy relative to all of our assumptions in the aggregate. In our estimation, scenarios based on reasonably possible variations in each of our reserve assumptions for our Unum US group long-term disability product could produce a change of $100 million which represents 1.8 percent of our reserve balance. Of the assumptions impacting the estimated change in reserves, the largest contributor is the claim resolution rate for which we assumed a change of approximately 10 percent.

During the third quarter of 2022, we completed a review of policy and claim reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during the third quarter of 2022, we updated our reserve assumptions to reflect our current estimate of future benefit obligations and determined that our claims reserves in our US group long-term disability product line and our waiver of premium reserves for our Unum US group life product line should be reduced by $121.0 million and $34.0 million before tax, respectively, due primarily to sustained improvement in claim recovery trends since our last assumption update, partially offset by lower social security benefit offsets for our group long-term disability product line.

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

Our long-term care discount rate assumption reflects our expectation that the low interest rate environment will continue to persist and our expected impact on future long-term care new money yield rates. Our expectation for long-term care new money yield rates assumes a 10-year treasury rate grading over a 7 year period, ending in 2027, to a rate of 3.25 percent, when we assume no further increase. Partially offsetting the impact from the discount rate assumption was a favorable update to our assumptions for premium rate increases based on approvals and inventory updates since the third quarter of 2018. The remaining key assumptions for our long-term care policy reserves remain materially unchanged from the third quarter of 2018.

Sensitivity analysis related to our key assumptions for long-term care reserves along with the potential impact to our reserve balance is as follows. This sensitivity analysis was completed as of the date of our assumption update in the fourth quarter of 2020.

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

Effective January 1, 2023 we will adopt ASU 2018-12, which will significantly change how we value our reserves. We are continuing our implementation efforts and are evaluating the effects of complying with this update. See "Accounting Developments" contained herein in this Item 7 and Note 1 of the "Notes to the Consolidated Financial Statements" contained herein in Item 8 for further discussion on the impacts upon adoption.

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

Approximately 90.7 percent of our DAC relates to non-interest sensitive products, and we amortize DAC for these products in proportion to the premium income we expect to receive over the life of the policies. DAC related to interest sensitive policies is amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Key assumptions used in developing the future amortization of DAC are persistency, premium income, and for our interest sensitive products, mortality margins and investment returns.  We use our own historical experience and expectation of the future performance of our businesses in determining our assumptions.  For non-interest sensitive products, the estimated premium income in the early years of the amortization period is generally higher than in the later years due to the anticipated cumulative effect of policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy.  Our key assumptions used to develop the future amortization of acquisition costs deferred during 2022 did not change materially from those used in 2021.  Generally, we do not expect our key assumptions to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

Loss recognition and recoverability testing is performed on an annual basis, or more frequently if appropriate, using best estimate assumptions as to future experience as of the date of the test. Insurance contracts are grouped for each major product line within a segment when we perform the loss recognition and recoverability tests. Key assumptions used in this testing include the discount rate, persistency, and the claim assumptions. See "Reserves for Policy and Contract Benefits" herein in this Item 7 for further discussion regarding loss recognition testing and the related key assumptions.

If loss recognition or recoverability testing indicates that deferred acquisition costs are not recoverable, the deficiency is charged to expense. Using our best estimate assumptions, during the fourth quarter of 2021, we determined that $15.1 million of acquisition costs related to the Unum US group life and accidental death and dismemberment product line were not recoverable driven by losses resulting from COVID-19 life claims, and, as a result these amounts were not deferred.

The following are our current assumptions regarding our DAC balances:

		Balance Remaining as a %			DAC Balances
	Amortization	of Year-end DAC Balance			at December 31
	Period	Year 3	Year 10	Year 15	2022	2021
					(in millions of dollars)
Unum US
Group Disability	4-6	26%	0%	0%	$94.9	$93.7
Group Life and Accidental Death & Dismemberment	4-6	26%	0%	0%	63.2	59.1
Supplemental and Voluntary:
Individual Disability	20	74%	26%	5%	437.8	426.5
Voluntary Benefits	10-23	59%	17%	5%	475.5	501.0
Dental and Vision	4	26%	0%	0%	18.0	15.9

Unum International
Unum UK
Group Long-term Disability	3	0%	0%	0%	2.6	2.6
Group Life	3	0%	0%	0%	1.8	1.6
Supplemental	20	53%	10%	1%	10.0	13.1
Unum Poland	30	78%	54%	42%	22.2	18.1

Colonial Life
Accident, Sickness, and Disability	15	73%	11%	0%	540.8	557.4
Life	25	75%	24%	6%	362.0	292.4
Cancer and Critical Illness	19	77%	23%	4%	223.5	226.5

Totals					$2,252.3	$2,207.9

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

Effective January 1, 2023 we will adopt ASU 2018-12 which will significantly change how we account for the amortization of DAC. We are continuing our implementation efforts and are evaluating the effects of complying with this update. See "Accounting Developments" contained herein in this Item 7 and Note 1 of the "Notes to the Consolidated Financial Statements" contained herein in Item 8 for further discussion on the impacts upon adoption.

Fair Value of Investments

All of our fixed maturity securities, which are classified as available-for-sale, and all of our unrestricted equity securities are reported at fair value. Our derivative financial instruments, including certain derivative instruments embedded in other contracts, are reported as either assets or liabilities and measured at fair value. We report our investments in private equity partnerships at our share of the partnerships' net asset value or its equivalent (NAV), as a practical expedient for fair value.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and therefore represents an exit price, not an entry price. The exit price objective applies regardless of our intent and/or ability to sell the asset or transfer the liability at the measurement date. We generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. The market approach uses prices and other relevant information from market transactions involving identical or comparable assets or liabilities and the income approach converts future amounts, such as cash flows or earnings, to a single present value amount, or a discounted amount. We believe the market approach valuation technique provides more observable data than the income approach, considering the types of investments we hold.

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

Inputs to valuation techniques refer broadly to the assumptions that market participants use in pricing assets or liabilities, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique. We use observable and unobservable inputs in measuring the fair value of our financial instruments. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are developed based on the best information available in the circumstances, and reflect our evaluation of the assumptions market participants would use in pricing the asset or liability.

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

As of December 31, 2022, approximately 13.0 percent of our fixed maturity securities were categorized as Level 1, 86.5 percent as Level 2, and 0.5 percent as Level 3. Level 1 is the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities. The Level 2 category includes assets or liabilities valued using inputs (other than those included in the Level 1 category) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. The Level 3 category is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date using unobservable inputs to extrapolate an estimated fair value.

Rapidly changing credit and equity market conditions can materially impact the valuation of securities, and the period to period changes in value can vary significantly.

See "Quantitative and Qualitative Disclosures about Market Risk" for information regarding the sensitivity of the estimated fair value for fixed maturity securities contained herein in Item 7A. See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

While determining whether a credit loss exists is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of investments and the recording of credit losses on a timely basis for investments determined to have credit loss.

We use a comprehensive rating system to evaluate the investment and credit risk of our mortgage loans and to identify specific properties for inspection and reevaluation. We estimate an allowance for credit losses that we expect to incur over the life of our mortgage loans using a probability of default method. For each loan, we estimate the probability that the loan will default before its maturity (probability of default) and the amount of the loss if the loan defaults (loss given default). These two factors result in an expected loss percentage that is applied to the amortized cost of each loan to determine the expected credit loss. Mortgage loans are reported at amortized cost less the allowance for expected credit losses with the change in expected credit losses recognized as an investment loss in our consolidated statements of income.

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

The weighted average assumptions used in the measurement of our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
Assumption	2023	2022	2023	2022	2023	2022
Discount Rate	5.70%	3.10%	4.80%	2.00%	5.70%	2.90%
Expected Long-term Rate of Return on Plan Assets	7.25%	6.00%	6.70%	4.20%	5.75%	5.75%

The following illustrates the sensitivity of the below items to a 50 basis point change in the discount rate or the expected long-term rate of return on plan assets:

($ in millions)	At or for the Year Ended December 31, 2022
Assumption	Change	Net Periodic Benefit Cost, Before Tax	Benefit Obligation	Stockholders' Equity, After Tax
Discount Rate	+ 50 bp	$(1.7)	$(103.6)	$82.1
Discount Rate	- 50 bp	0.6	113.7	(90.1)
Expected Long-term Rate of Return on Plan Assets	+ 50 bp	(10.2)	N/A	N/A
Expected Long-term Rate of Return on Plan Assets	- 50 bp	10.2	N/A	N/A

Benefit Obligation and Fair Value of Plan Assets

During 2022, the fair value of plan assets in our U.S. qualified defined benefit pension plan decreased $493.4 million, or 27.4 percent due to an unfavorable return on assets which resulted in a loss of approximately 22.8 percent and the payment of benefits and expenses. The fair value of plan assets in our U.K. pension plan decreased £108.1 million, or 48.2 percent, due primarily to an unfavorable return on assets which resulted in a loss of approximately 46.2 percent. Although our rate of return on plan assets for 2022 was lower than our assumptions used in the measurement of our net periodic benefit costs, we believe our assumptions appropriately reflect the impact of the current economic environment and our expectations for the future investment returns based on the plan's asset allocation.

As of December 31, 2022, our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $569.9 million and an unrecognized prior service credit of $1.7 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. The unrecognized net actuarial loss for our pension plans, which is $601.5 million at December 31, 2022, will be amortized over the average remaining life expectancy of the plan, which is approximately 24 years for the U.S. plan and 28 years for the U.K. plan, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial gain of $31.6 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, estimated at two years, to the extent the gain is outside of the corridor. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2022, $358.4 million of the actuarial loss was outside of the corridor for the U.S. plans and £56.2 million was outside of the corridor for the U.K. plan. At December 31, 2022, $23.1 million of the actuarial gain was outside of the corridor for the OPEB plan.

The amortization of the unrecognized actuarial gain or loss and the unrecognized prior service credit is a component of our net periodic benefit cost and equaled $15.5 million, $22.4 million, and $19.7 million in 2022, 2021, and 2020, respectively.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $1,308.3 million at December 31, 2022, compared to $1,801.7 million at December 31, 2021. The plan was in an underfunded position of $118.7 million and $185.6 million at December 31, 2022 and December 31, 2021, respectively. This year-over-year change was due primarily to the decrease in the benefit obligation due to the increase in discount rate, partially offset by a loss on plan assets.

The fair value of plan assets in our U.K. pension plan was £116.3 million at December 31, 2022, compared to £224.4 million at December 31, 2021. The U.K. pension plan was in an underfunded position of £14.4 million and in an overfunded position of £18.8 million at December 31, 2022 and 2021, respectively. This year-over-year change was due primarily to a loss on plan assets, partially offset by the decrease in the benefit obligation due to the increase in discount rate.

The fair value of plan assets in our OPEB plan was $8.5 million and $9.0 million at December 31, 2022 and 2021, respectively. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan.

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

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  Significant judgment is required in determining valuation allowances. In evaluating the ability to recover deferred tax assets, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies.  We consider our investment strategies when evaluating the ability to recover deferred tax assets on unrealized losses on investments. In the event we determine that we most likely will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance is recorded in the period such determination is made.  Likewise, if it is later determined that it is more likely than not that those deferred tax assets will be realized, the previously provided valuation allowance is reversed.

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

Our modified retrospective adoption is expected to result in an increase to net income and after-tax adjusted operating income during 2021 and 2022. We expect the increase in 2021 net income to be between approximately $145 million and $175 million, or between $0.70 and $0.85 per diluted per common share. We expect the increase in 2022 net income to be between approximately $80 million and $110 million, or $0.40 and $0.55 per diluted common share. We expect the increase in 2021 after-tax adjusted operating income to be between approximately $25 million and $55 million, or between $0.12 and $0.27 per diluted common share. We expect the increase in 2022 after-tax adjusted operating income to be between approximately $95 million and $125 million, or $0.47 and $0.62 per diluted common share.

The net favorable impact of the recast of our after-tax adjusted operating income for 2021 and 2022 shown above is due primarily to the following changes:

•Updating the lifetime cohort net premium ratios (lifetime loss ratio) for actual experience each reporting period will generally cause earnings patterns to be more consistent from period to period, with variances in experience reflected in earnings over the cohort lifetime. This will result in an unfavorable impact to income for 2021 and 2022. Our Unum US supplemental and voluntary, Colonial Life, and certain of our Closed Block product lines were most affected by this change due to generally favorable benefits experience observed during 2021 and 2022.

•Alignment of amortization of deferred acquisition costs to a constant level basis and modification of amortization periods to reflect the expected term of the related contracts could result in either higher or lower income for the affected product lines. This will result in a net favorable impact to income for 2021 and 2022. Our Unum US and Colonial Life product lines were most affected by this change with an overall increased amortization period.

•Accelerated recognition of the provision for adverse deviation or other differences from current best estimate values for policies issued prior to the transition date and due to not establishing the provision for policies issued on or after the transition date will generally result in higher income most notably in the initial years after the transition date. This will result in a favorable impact to income for 2021 and 2022. Our Unum US supplemental and voluntary and Colonial Life product lines were most affected by this change.

•Establishing reserves for claims incurred on or after the transition date at interest rates prescribed by the update could result in either higher or lower income for the affected product lines depending on the policy issue date and the interest rate environment at that time. This will result in an unfavorable impact to income for 2021 and a favorable impact to income for 2022. Certain of our Unum US and Closed Block product lines were most affected by this change.

•Updating cash flow assumptions could result in either higher or lower income. Certain of our Unum US, Colonial Life, and Closed Block product lines were most affected by this change.

We expect that all of the above changes will continue to impact our earnings in periods subsequent to 2021 and 2022 to varying degrees and over varying time periods.

We do not have products with market risk benefits. This update will also significantly expand our disclosures.

Although this update will significantly impact our GAAP-based financial position and results of operations, the update will not impact cash flows, statutory-based financial position or results of operations, or our view of our businesses.

For further information on new accounting standards and the impacts on our financial position and results of operations, see Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Revenue
Premium Income	$9,623.4	1.5%	$9,481.0	1.1%	$9,378.1
Net Investment Income	2,122.2	(4.1)	2,213.2	(6.2)	2,360.7
Net Investment Gain (Loss)	(15.7)	(120.5)	76.7	(93.6)	1,199.1
Other Income	261.1	7.5	242.9	8.3	224.2
Total Revenue	11,991.0	(0.2)	12,013.8	(8.7)	13,162.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,936.7	(8.7)	7,598.6	(15.3)	8,972.9
Commissions	1,086.4	4.7	1,038.1	(1.8)	1,057.3
Interest and Debt Expense	188.5	1.9	185.0	(1.7)	188.2
Cost Related to Early Retirement of Debt	4.2	(93.8)	67.3	N.M.	—
Deferral of Acquisition Costs	(556.9)	9.6	(508.1)	(11.8)	(576.2)
Amortization of Deferred Acquisition Costs	591.0	0.8	586.1	(3.3)	606.1
Compensation Expense	1,089.5	11.7	975.2	2.3	953.2
Other Expenses	1,020.2	1.2	1,008.6	1.2	996.6
Total Benefits and Expenses	10,359.6	(5.4)	10,950.8	(10.2)	12,198.1

Income Before Income Tax	1,631.4	53.5	1,063.0	10.3	964.0
Income Tax	317.2	32.8	238.8	39.6	171.0

Net Income	$1,314.2	59.5	$824.2	3.9	$793.0

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.222, 1.377, and 1.287 for 2022, 2021, and 2020, respectively. If the 2021 and 2020 results for our U.K. operations had been translated at the 2022 exchange rate, our adjusted operating revenue by segment would have been lower by approximately $84 million and $32 million in 2021 and 2020, respectively. Additionally, our adjusted operating income would have been lower by approximately $11 million and $4 million in 2021 and 2020, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income increased in 2022 compared to 2021 due primarily to increases in each of our principal operating business segments, while premium income declined in our Closed Block segment. Premium income increased in 2021 compared to 2020 due primarily to increases in our Unum US and Unum International segments, partially offset by a decrease in our Colonial Life segment.

Net investment income was lower in 2022, relative to 2021, due to lower miscellaneous investment income and a decline in the yield on invested assets, partially offset by higher investment income from inflation index-linked bonds held by Unum UK and a higher level of invested assets. Net investment income in 2021 was lower than 2020 due to a decrease in the level of invested assets supporting the Closed Block individual disability product line resulting from the previously discussed reinsurance transaction and a decline in the yield on invested assets, partially offset by higher miscellaneous investment income, particularly related to our private equity partnerships.

Credit losses on fixed maturity securities of $4.6 million were recognized in net investment gains and losses in 2022 compared to $9.3 million and $53.6 million in 2021 and 2020, respectively. Also included in net investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in gains (losses) of $16.2 million, $9.7 million, and $(17.0) million in 2022, 2021, and 2020, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. Included in the net investment gains and losses in 2021 and 2020 were net realized investment gains of $67.6 million and $1,302.3 million, respectively, related to the transfer of investments in the Closed Block individual disability reinsurance transaction. Included in the net investment gains and losses in 2020 were $36.6 million of impairment losses related to certain of our home office buildings available for lease and classified as investment real estate. See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only (ASO) business, and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment.

Overall benefits experience was favorable in 2022 relative to 2021 and 2020 with a consolidated benefit ratio of 72.1 percent in 2022, compared to 80.1 percent and 95.7 percent in 2021 and 2020, respectively. Excluding the impacts of the reserve assumption updates and the impacts from both phases of the Closed Block individual disability reinsurance transaction, the consolidated benefit ratios were 73.7 percent, 80.7 percent, and 80.2 percent in 2022, 2021, and 2020 respectively. For further discussion on the reserve assumption updates and the Closed Block individual disability reinsurance transaction, see the "Executive Summary" contained herein in this Item 7 and Notes 6 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8. The underlying benefits experience for each of our operating business segments is discussed more fully in "Segment Results" contained herein in this Item 7.

Commissions and the deferral of acquisition costs were higher in 2022 compared to 2021 driven primarily by in-force block growth in our Unum US segment and higher sales in our Colonial Life and Unum US segments. Also impacting the increase in the deferral of acquisition costs in 2022 was lower expected recoverability for the Unum US group life product line in 2021 that did not recur in 2022. The amortization of deferred acquisition costs was slightly higher compared to 2021 due primarily to a higher level of policy terminations for our Colonial Life segment, partially offset by a lower level of policy terminations related to newer policies in the Unum US voluntary benefits product line. Commissions and the deferral of acquisition costs were lower in 2021 compared to 2020 driven primarily by lower sales in our Unum US voluntary benefits product line and lower prior period sales in the Colonial Life segment. Also impacting the decrease in the deferral of acquisition costs in 2021 compared to 2020 was lower expected recoverability in the short-term for the Unum US group life product line. The decrease in commissions in 2021 compared to 2020 was partially offset by in-force block growth in both the Unum US group disability product line and the Unum International segment. The amortization of deferred acquisition costs was lower in 2021 compared to 2020, due to a decline in the level of the deferred asset primarily in our Unum US voluntary benefits product line.

In 2022, cost related to early retirement of debt includes costs associated with the redemption of $350.0 million aggregate principal amount of our 4.000% senior notes due 2024 and costs related to the retirement of $14.0 million aggregate liquidation amount of the 7.405% capital securities due 2038 issued by Provident Financing Trust I (the Trust), which resulted in the reduction of a corresponding principal amount of our 7.405% junior subordinated debt securities due 2038 then held by the Trust. In 2021, cost related to early retirement of debt includes costs associated with the purchase and retirement of $500.0 million aggregate principal amount of our 4.500% senior notes due 2025. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

Other expenses and compensation expense, on a combined basis, increased in 2022 compared to 2021 due primarily to increases in employee-related costs, operational investments in our business, and growth in our fee-based service products. The increases are partially offset by a reduction in the amortization of the cost of reinsurance. Other expenses and compensation expense, on a combined basis, increased in 2021 compared to 2020 due primarily to the amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction, an impairment loss on internal-use software, and growth in our fee-based service products, partially offset by lower transaction costs related to the Closed Block individual disability reinsurance transaction, a decrease in the allowance for expected credit losses on premiums receivable and our continued focus on expense management and operating efficiencies.

Our effective income tax rate for 2022 was 19.4 percent, compared to 22.5 percent in 2021 and 17.7 percent in 2020. Our 2022 effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to the foreign tax rate differential. Our 2021 effective tax rate differed from the U.S. statutory rate due to unfavorable impacts of the U.K. tax rate increase enacted in June 2021. Our 2020 effective tax rate differed from the U.S. statutory rate due to favorable adjustments related to the impact of the net operating loss carryback and favorable tax credits, partially offset by the unfavorable impact of the U.K tax rate increase enacted in July 2020. See Note 7 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.
Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Unum US	$1,115.3	18.4%	$941.7	(5.8)%	$999.6

Unum International	$133.7	26.4%	$105.8	16.9%	$90.5

Colonial Life	$508.1	5.9%	$479.8	16.1%	$413.1

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

(in millions of dollars, except ratios)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Adjusted Operating Revenue
Premium Income	$6,258.3	3.0%	$6,078.0	1.0%	$6,018.9
Net Investment Income	676.3	(6.3)	721.6	0.2	720.3
Other Income	196.3	15.5	170.0	9.7	154.9
Total	7,130.9	2.3	6,969.6	1.1	6,894.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,941.5	(9.2)	4,338.8	4.8	4,138.7
Commissions	614.4	5.3	583.4	(1.9)	594.9
Deferral of Acquisition Costs	(273.1)	12.5	(242.7)	(16.7)	(291.5)
Amortization of Deferred Acquisition Costs	294.9	(7.6)	319.0	(6.5)	341.0
Other Expenses	1,427.5	10.6	1,291.2	0.4	1,285.6
Total	6,005.2	(4.5)	6,289.7	3.6	6,068.7

Income Before Income Tax and Net Investment Gains and Losses	1,125.7	65.6	679.9	(17.6)	825.4
Reserve Assumption Updates	(155.0)	(27.9)	(215.0)	N.M.	—
Adjusted Operating Income	$970.7	108.8	$464.9	(43.7)	$825.4

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	65.5%		74.9%		68.8%
Other Expense Ratio[2]	22.1%		20.7%		20.8%
Income Ratio	18.0%		11.2%
Adjusted Operating Income Ratio	15.5%		7.6%		13.7%

[1]Excludes the $155.0 million and $215.0 million reserve decreases related to the assumption updates that occurred during the third quarters of 2022 and 2021, respectively.
[2]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

N.M. = not a meaningful percentage

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$1,911.7	4.6%	$1,827.8	—%	$1,828.5
Group Short-term Disability	926.3	7.2	864.0	8.1	799.2
Total Premium Income	2,838.0	5.4	2,691.8	2.4	2,627.7
Net Investment Income	349.1	(8.0)	379.6	(2.4)	388.8
Other Income	191.8	15.8	165.7	12.3	147.6
Total	3,378.9	4.4	3,237.1	2.3	3,164.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,771.1	(4.2)	1,849.2	(3.8)	1,921.9
Commissions	211.3	5.8	199.8	4.2	191.8
Deferral of Acquisition Costs	(53.1)	6.6	(49.8)	1.0	(49.3)
Amortization of Deferred Acquisition Costs	51.8	0.8	51.4	(3.2)	53.1
Other Expenses	862.3	11.4	773.9	2.3	756.6
Total	2,843.4	0.7	2,824.5	(1.7)	2,874.1

Income Before Income Tax and Net Investment Gains and Losses	535.5	29.8	412.6	42.3	290.0
Reserve Assumption Updates	(121.0)	(43.7)	(215.0)	N.M.	—
Adjusted Operating Income	$414.5	109.8	$197.6	(31.9)	$290.0

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	66.7%		76.7%		73.1%
Other Expense Ratio[2]	28.5%		27.1%		27.3%
Income Ratio	18.9%		15.3%
Adjusted Operating Income Ratio	14.6%		7.3%		11.0%

Persistency:
Group Long-term Disability	90.7%		89.6%		90.8%
Group Short-term Disability	88.9%		87.4%		88.7%

[1]Excludes the $121.0 million and $215.0 million reserve decreases related to the assumption updates that occurred during the third quarters of 2022 and 2021, respectively.
[2]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

N.M. = not a meaningful percentage

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Premium income increased compared to 2021, driven primarily by in-force block growth and favorable persistency. Net investment income was lower compared to 2021 due to lower miscellaneous investment income, a decrease in the yield on invested assets, and a lower level of invested assets. Other income increased relative to 2021 due primarily to continued growth in our fee-based service products.

Benefits experience, excluding the impacts of the reserve assumption updates, was favorable compared to 2021 due primarily to lower claims incidence in both the group short-term and long-term disability product lines as well as favorable claim recoveries in our group long-term disability product line. See "Executive Summary” contained herein in this Item 7 and Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the reserve assumption updates.

Commissions were higher compared to 2021 due primarily to in-force block growth and favorable persistency. The deferral of acquisition costs was higher compared to 2021 due primarily to higher sales. The amortization of deferred acquisition costs was generally consistent with 2021. The other expense ratio, which includes other income that is primarily related to fee-based service products, increased compared to 2021 due primarily to increases in employee-related costs and an increase in operational investments in our business, particularly related to our growing fee-based service business.

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

Commissions were higher compared to 2020 due primarily to in-force block growth in the group short-term disability and medical stop-loss product lines. The deferral of acquisition costs was generally consistent with 2020. The amortization of deferred acquisition costs decreased compared to 2020 due to a decline in the level of the deferred asset. The other expense ratio was generally consistent with 2020.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Group Life	$1,669.1	1.7%	$1,641.9	0.1%	$1,640.5
Accidental Death & Dismemberment	173.7	5.2	165.1	0.7	163.9
Total Premium Income	1,842.8	2.0	1,807.0	0.1	1,804.4
Net Investment Income	100.3	(3.6)	104.0	7.0	97.2
Other Income	1.6	(5.9)	1.7	(29.2)	2.4
Total	1,944.7	1.7	1,912.7	0.5	1,904.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,415.2	(18.1)	1,728.8	17.6	1,470.4
Commissions	150.4	3.9	144.7	1.0	143.2
Deferral of Acquisition Costs	(37.3)	77.6	(21.0)	(41.7)	(36.0)
Amortization of Deferred Acquisition Costs	33.2	(13.3)	38.3	(2.5)	39.3
Other Expenses	231.1	8.1	213.8	4.1	205.3
Total	1,792.6	(14.8)	2,104.6	15.5	1,822.2

Income (Loss) Before Income Tax and Net Investment Gains and Losses	152.1	(179.3)	(191.9)	N.M.	81.8
Reserve Assumption Update	(34.0)	N.M.	—	N.M.	—
Adjusted Operating Income (Loss)	$118.1	(161.5)	$(191.9)	N.M.	$81.8

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	78.6%		95.7%		81.5%
Other Expense Ratio	12.5%		11.8%		11.4%
Income (Loss) Ratio	8.3%
Adjusted Operating Income (Loss) Ratio	6.4%		(10.6)%		4.5%

Persistency:
Group Life	88.9%		89.7%		88.8%
Accidental Death & Dismemberment	87.9%		89.1%		88.2%

[1]Excludes the $34.0 million reserve decrease related to the assumption update that occurred during the third quarter of 2022.

N.M. = not a meaningful percentage

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Premium income was higher compared to 2021 driven by in-force block growth, partially offset by lower persistency. Net investment income was lower compared to 2021 due to lower miscellaneous investment income, partially offset by an increase in the level of invested assets and an increase in the yield on invested assets.

Benefits experience, excluding the impact of the reserve assumption update, was favorable compared to 2021 largely due to lower mortality in the group life product line, resulting primarily from lessening impacts of COVID-19 on our insured population.

Commissions were higher compared to 2021 due primarily to in-force block growth. The deferral of acquisition costs was higher compared to 2021 primarily due to $15.1 million of acquisition costs that were not deferred in 2021 as a result of lower expected recoverability driven by COVID-19 related life claims. The amortization of deferred acquisition costs was lower compared to 2021 due to a decline in the level of the deferred asset. The other expense ratio increased compared to 2021 due primarily to an increase in employee-related costs and operational investments in our business.

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Premium income was generally consistent with 2020. Net investment income was higher compared to 2020 due to increased miscellaneous investment income and a higher level of invested assets, partially offset by a decline in yield on invested assets.

Benefits experience was unfavorable compared to 2020 due to higher mortality in the group life product line, resulting primarily from the impacts of COVID-19 on our insured population.

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

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$840.6	(0.7)%	$846.7	(3.3)%	$875.2
Individual Disability	461.1	0.3	459.8	0.8	456.0
Dental and Vision	275.8	1.1	272.7	6.7	255.6
Total Premium Income	1,577.5	(0.1)	1,579.2	(0.5)	1,586.8
Net Investment Income	226.9	(4.7)	238.0	1.6	234.3
Other Income	2.9	11.5	2.6	(46.9)	4.9
Total	1,807.3	(0.7)	1,819.8	(0.3)	1,826.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	755.2	(0.7)	760.8	1.9	746.4
Commissions	252.7	5.8	238.9	(8.1)	259.9
Deferral of Acquisition Costs	(182.7)	6.3	(171.9)	(16.6)	(206.2)
Amortization of Deferred Acquisition Costs	209.9	(8.5)	229.3	(7.8)	248.6
Other Expenses	334.1	10.1	303.5	(6.2)	323.7
Total	1,369.2	0.6	1,360.6	(0.9)	1,372.4

Adjusted Operating Income	$438.1	(4.6)	$459.2	1.2	$453.6

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits	42.1%		43.2%		42.2%
Individual Disability	44.1%		42.8%		48.8%
Dental and Vision	71.6%		72.6%		60.6%
Other Expense Ratio	21.2%		19.2%		20.4%
Adjusted Operating Income Ratio	27.8%		29.1%		28.6%

Persistency:
Voluntary Benefits	75.8%		75.8%		72.7%
Individual Disability	89.5%		89.7%		89.5%
Dental and Vision	79.9%		86.0%		85.0%

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Premium income was generally consistent with 2021, with a decline in the voluntary benefits product line, mostly offset by growth in the individual disability and dental and vision product lines. Net investment income decreased compared to 2021 due primarily to lower miscellaneous investment income and a decrease in the level of invested assets.

Benefits experience for voluntary benefits was favorable compared to 2021 due to favorable claims experience in most products, including within the life product line resulting primarily from lessening impacts of COVID-19 on our insured population. Benefits experience for the individual disability product line was unfavorable compared to 2021 due primarily to a change in estimate related to the unearned premium reserve in the fourth quarter of 2022 as well as higher average benefit size. Benefits experience for the dental and vision product line was favorable compared to 2021 due primarily to lower claims incidence.

Commissions and the deferral of acquisition costs were higher compared to 2021 due primarily to higher sales in the individual disability and voluntary benefits product lines. The amortization of deferred acquisition costs decreased compared to 2021 due to a lower level of policy terminations related to newer policies, primarily in the voluntary benefits product line. The other expense ratio increased compared to 2021 due primarily to an increase in employee-related costs, a net loss recognized in the fourth quarter of 2022 on the recapture of a block of business in the voluntary benefits product line, and an increase in operational investments in our business, partially offset by a decrease in the allowance for expected credit losses on premium receivable balances.

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
Benefits experience for voluntary benefits was less favorable compared to 2020 due primarily to higher incidence in the life product line resulting from the impacts of COVID-19 on our insured population. Benefits experience for the individual disability product line was favorable compared to 2020 due primarily to lower claims incidence. Benefits experience for the dental and vision product line was unfavorable due primarily to higher claims incidence compared to 2020 where we experienced significantly lower claims incidence resulting from the impacts of COVID-19.

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

Sales

(in millions of dollars)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$295.3	42.9%	$206.6	(13.8)%	$239.7
Group Short-term Disability	184.3	29.2	142.7	(10.1)	158.7
Group Life and AD&D	232.4	3.8	223.8	(0.2)	224.3
Subtotal	712.0	24.2	573.1	(8.0)	622.7
Supplemental and Voluntary
Voluntary Benefits	238.7	3.2	231.2	(4.3)	241.6
Individual Disability	90.8	21.1	75.0	5.0	71.4
Dental and Vision	73.8	18.3	62.4	(2.3)	63.9
Subtotal	403.3	9.4	368.6	(2.2)	376.9
Total Sales	$1,115.3	18.4	$941.7	(5.8)	$999.6

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$457.5	23.1%	$371.5	(1.5)%	$377.0
Large Case Market	254.5	26.2	201.6	(17.9)	245.7
Subtotal	712.0	24.2	573.1	(8.0)	622.7
Supplemental and Voluntary	403.3	9.4	368.6	(2.2)	376.9
Total Sales	$1,115.3	18.4	$941.7	(5.8)	$999.6

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Group sales increased compared to 2021 due to higher sales to new and existing customers in both the large case market and the core market, which we define as employee groups with fewer than 2,000 employees. The sales mix in the group market sector for 2022 was approximately 63 percent core market and 37 percent large case market.

Voluntary benefits sales increased compared to 2021 primarily due to higher sales to existing customers in the core market and higher sales to new customers in the large case market. Individual disability sales, which are primarily concentrated in the multi-life market, increased compared to 2021 due to higher sales to both new and existing customers. Dental and vision sales increased compared to 2021 driven by higher sales to both new and existing customers.

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

Voluntary benefits sales decreased compared to 2020, driven by lower new and existing customer sales in the large case market, partially offset by higher sales to new and existing customers in the core market. Individual disability sales increased compared to 2020 due to higher sales to existing customers, partially offset by a decline in sales to new customers. Dental and vision sales decreased slightly compared to 2020 driven by lower sales to new customers, mostly offset by higher sales to existing customers.

As 2021 progressed we saw a decline in the sales disruption caused by COVID-19, which resulted in an increase in sales during the latter half of 2021 for certain of our product lines, particularly in the supplemental and voluntary product lines.

Goodwill

We had total goodwill of $280.0 million for the Unum US segment at December 31, 2022, none of which is currently believed to be at risk for future impairment.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During 2023, we will continue to invest in a unique customer experience defined by simplicity, empathy, and deep industry expertise through the increased utilization of digital capabilities and technology to enhance enrollment, underwriting, the client administration experience, and claims processing. In addition, we will focus on strategically aligned sales through continuing to enhance the connectivity, alignment, and support for brokers and technology partners. With respect to smaller employers, we will continue to provide a comprehensive set of consumer-focused products, enhance our distribution model, and utilize our digital tools to bring industry leading enrollment capabilities and a fully integrated customer experience. Our differentiated offerings and market leading leave management services provide substantial growth opportunities, particularly with larger employers, and stronger persistency in our core products. We believe our active client management, integrated customer experience across our product lines, and strong risk management, will enable us to continue to grow our market over the long-term.

We anticipate increased adjusted operating income growth in 2023 supported by premium growth and improved claim experience. We expect strong full year premium income, partially due to favorable, but normalizing, levels of in-force block growth as a result of wage inflation and an increase in the number of lives covered for our group products, as well as continued strong sales momentum. While we expect our group life claim experience to continue to improve as impacts from COVID-19 lessen, we may also continue to experience claims volatility, particularly in our group disability and group and voluntary life products. Furthermore, we could continue to experience increased expenses as we continue to invest in our people and capabilities, including our leave management services.

The current interest rate environment could continue to positively impact our yields on new investments but could also continue to create further unrealized losses in our current holdings. Our net investment income may continue to be impacted by volatility in miscellaneous investment income.

As part of our discipline in pricing and reserving, we continuously monitor emerging claim trends and interest rates. We will continue to take appropriate pricing actions on new business and renewals that are reflective of the current environment.

We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

Effective January 1, 2023, we will adopt ASU 2018-12. For further discussion, see “Accounting Developments” contained herein in this Item 7 and Note 1 of the “Notes to the Consolidated Financial Statements” contained herein in Item 8.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$376.9	(6.2)%	$401.9	10.1%	$364.9
Group Life	138.2	23.1	112.3	3.5	108.5
Supplemental	114.0	1.2	112.6	12.8	99.8
Unum Poland	89.7	(0.6)	90.2	13.3	79.6
Total Premium Income	718.8	0.3	717.0	9.8	652.8
Net Investment Income	170.1	28.2	132.7	26.9	104.6
Other Income	0.9	50.0	0.6	20.0	0.5
Total	889.8	4.6	850.3	12.2	757.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	564.8	1.5	556.2	11.0	500.9
Commissions	56.3	4.1	54.1	8.9	49.7
Deferral of Acquisition Costs	(12.0)	(6.3)	(12.8)	5.8	(12.1)
Amortization of Deferred Acquisition Costs	7.6	(5.0)	8.0	8.1	7.4
Other Expenses	146.1	5.0	139.1	2.7	135.4
Total	762.8	2.4	744.6	9.3	681.3

Adjusted Operating Income	$127.0	20.2	$105.7	38.0	$76.6

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£304.6	4.3%	£292.0	2.7%	£284.2
Group Life	112.3	37.5	81.7	(3.4)	84.6
Supplemental	92.3	12.8	81.8	5.3	77.7
Total Premium Income	509.2	11.8	455.5	2.0	446.5
Net Investment Income	131.9	44.9	91.0	19.7	76.0
Other Income	0.1	—	0.1	—	0.1
Total	641.2	17.3	546.6	4.6	522.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	413.2	13.9	362.8	2.9	352.5
Commissions	31.8	10.8	28.7	2.1	28.1
Deferral of Acquisition Costs	(4.2)	(2.3)	(4.3)	2.4	(4.2)
Amortization of Deferred Acquisition Costs	5.0	(2.0)	5.1	(3.8)	5.3
Other Expenses	95.6	16.9	81.8	(5.4)	86.5
Total	541.4	14.2	474.1	1.3	468.2

Adjusted Operating Income	£99.8	37.7	£72.5	33.3	£54.4

Weighted Average Pound/Dollar Exchange Rate	1.222		1.377		1.287

Operating Ratios (% of Premium Income):
Benefit Ratio	81.1%		79.6%		78.9%
Other Expense Ratio	18.8%		18.0%		19.4%
Adjusted Operating Income Ratio	19.6%		15.9%		12.2%

Persistency:
Group Long-term Disability	85.1%		89.3%		88.2%
Group Life	87.9%		86.5%		81.8%
Supplemental	92.8%		90.9%		90.7%

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Premium income was higher compared to 2021 primarily due to in-force block growth and sales growth in the group life product line.

Net investment income was higher compared to 2021 due to higher investment income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim reserves associated with certain group policies that provide for inflation-linked increases in benefits. The change in net investment income attributable to these inflation index-linked bonds is partially offset by a change in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was unfavorable relative to 2021 due to higher inflation-linked experience for our group life and group long-term disability products and higher claims incidence in the supplemental product line and in the group long-term disability product line, partially offset by lower mortality in the group life product line.

Commissions increased relative to 2021 due primarily to in-force block growth. The deferral and amortization of acquisition costs were generally consistent relative to 2021. The other expense ratio was higher relative to 2021 due to an increase in employee-related costs and operational investments in the business.

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

Commissions and the deferral of acquisition costs were slightly higher relative to 2020 due to higher sales and in-force block growth. The amortization of acquisition costs was slightly lower than 2020 due to a decline in the level of the deferred asset. The other expense ratio improved relative to 2020 due to certain expenses in 2020 related to COVID-19 that did not recur and our continued focus on expense management.

Sales

(in millions of dollars and pounds)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Unum International Sales by Product
Unum UK
Group Long-term Disability	$43.3	4.6%	$41.4	9.8%	$37.7
Group Life	55.5	77.3	31.3	51.9	20.6
Supplemental	17.1	0.6	17.0	(10.1)	18.9
Unum Poland	17.8	10.6	16.1	21.1	13.3
Total Sales	$133.7	26.4	$105.8	16.9	$90.5

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$42.7	2.9%	$41.5	14.6%	$36.2
Large Case Market	56.1	79.8	31.2	41.2	22.1
Subtotal	98.8	35.9	72.7	24.7	58.3
Supplemental	17.1	0.6	17.0	(10.1)	18.9
Unum Poland	17.8	10.6	16.1	21.1	13.3
Total Sales	$133.7	26.4	$105.8	16.9	$90.5

Unum UK Sales by Product
Group Long-term Disability	£34.5	15.0%	£30.0	1.7%	£29.5
Group Life	45.4	99.1	22.8	41.6	16.1
Supplemental	13.5	9.8	12.3	(17.4)	14.9
Total Sales	£93.4	43.5	£65.1	7.6	£60.5

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£34.4	13.9%	£30.2	6.7%	£28.3
Large Case Market	45.5	101.3	22.6	30.6	17.3
Subtotal	79.9	51.3	52.8	15.8	45.6
Supplemental	13.5	9.8	12.3	(17.4)	14.9
Total Sales	£93.4	43.5	£65.1	7.6	£60.5

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Group long-term disability sales increased compared to 2021 driven by higher sales to new customers in the large case market and existing customers in the core market, which we define as employee groups with fewer than 500 employees, partially offset by lower sales to new customers in the core market.

Group life sales increased compared to 2021 driven primarily by higher sales to new customers in both the large case and core markets.

Supplemental sales increased compared to 2021 due primarily to higher sales in the dental product line, partially offset by lower sales in the group critical illness product line.

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

Goodwill

We had total goodwill of $39.9 million for the Unum International segment at December 31, 2022, of which, $35.6 million is attributed to the Unum UK reporting unit and $4.3 million is attributed to the Unum Poland reporting unit. Fair value of our reporting units is estimated using a combination of the income and market approaches and the key assumptions used are projected earnings and discount rate. To the extent that the future profitability of these reporting units deteriorates from current assumptions, the goodwill related to the reporting units could be at risk for impairment.

Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses over the long term. In 2023, we will focus on scaling our business and broadening our international portfolio. For our Unum UK line of business, achieving growth remains a priority, and we will continue to focus on delivering a best in class health and wellbeing service to improve retention of our key customers and drive growth in small case business. We will also accelerate premium growth by focusing on both the broker experience and customer engagement, while maintaining our disciplined approach to pricing. Within our Unum Poland line of business, we will drive growth by expanding our distribution and the new direct channel. We will also continue to invest in digital capabilities, technology, and product enhancements which we believe will drive sustainable growth over the long term.

In 2023, we expect sales and premium growth to continue, alongside improving claim experience. We recognize that 2022 earnings benefited from inflation linked income that we expect to trend towards a more normalized level in 2023 and could pressure earnings growth. As inflation begins to moderate, we will likely continue to experience higher net investment income and fluctuations in our benefit ratio. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly to respond to external challenges.

Effective January 1, 2023, we will adopt ASU 2018-12. For further discussion, see “Accounting Developments” contained herein in this Item 7 and Note 1 of the “Notes to the Consolidated Financial Statements” contained herein in Item 8.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$948.9	(0.5)%	$953.3	(2.2)%	$975.1
Life	401.1	4.3	384.7	2.2	376.4
Cancer and Critical Illness	352.0	(0.1)	352.2	(2.3)	360.5
Total Premium Income	1,702.0	0.7	1,690.2	(1.3)	1,712.0
Net Investment Income	152.7	(11.2)	172.0	10.5	155.7
Other Income	1.1	10.0	1.0	(9.1)	1.1
Total	1,855.8	(0.4)	1,863.2	(0.3)	1,868.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	803.1	(11.8)	910.4	0.4	906.5
Commissions	340.0	6.2	320.1	(4.2)	334.3
Deferral of Acquisition Costs	(271.8)	7.6	(252.6)	(7.3)	(272.6)
Amortization of Deferred Acquisition Costs	288.5	11.3	259.1	0.5	257.7
Other Expenses	321.4	8.2	297.0	(3.4)	307.5
Total	1,481.2	(3.4)	1,534.0	—	1,533.4

Adjusted Operating Income	$374.6	13.8	$329.2	(1.8)	$335.4

Operating Ratios (% of Premium Income):
Benefit Ratio	47.2%		53.9%		52.9%
Other Expense Ratio	18.9%		17.6%		18.0%
Adjusted Operating Income Ratio	22.0%		19.5%		19.6%

Persistency:
Accident, Sickness, and Disability	73.3%		75.4%		74.3%
Life	84.5%		85.5%		83.7%
Cancer and Critical Illness	82.3%		82.4%		81.8%

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Premium income was favorable compared to 2021 due to higher prior period sales, particularly in the life product line, partially offset by lower overall persistency. Net investment income was lower in 2022 compared to 2021 due to lower miscellaneous investment income and a decline in the yield on invested assets, partially offset by an increase in the level of invested assets.

Benefits experience was favorable relative to 2021 across all product lines, including the life product line as a result of lessening impacts of COVID-19 on our insured population.

Commissions and the deferral of acquisition costs were higher compared to 2021 due to higher prior period sales. The amortization of deferred acquisition costs was higher compared to 2021 due to a higher level of policy terminations primarily in the accident, sickness, and disability product line. The other expense ratio was higher relative to 2021 due primarily to an increase in operational investments in our business, an increase in employee-related costs, and a decrease in the allowance for expected credit losses during 2021 that did not recur in 2022.

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

Sales

(in millions of dollars)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Sales by Product
Accident, Sickness, and Disability	$310.6	4.3%	$297.9	13.9%	$261.5
Life	121.5	9.5	111.0	25.0	88.8
Cancer and Critical Illness	76.0	7.2	70.9	12.9	62.8
Total Sales	$508.1	5.9	$479.8	16.1	$413.1

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$332.4	6.1%	$313.2	17.7%	$266.2
Large Case Market	58.1	(15.2)	68.5	19.3	57.4
Subtotal	390.5	2.3	381.7	18.0	323.6
Public Sector	117.6	19.9	98.1	9.6	89.5
Total Sales	$508.1	5.9	$479.8	16.1	$413.1

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

During 2022, we have seen an increase in sales for each of our product lines relative to 2021. Commercial market sales increased compared to 2021 driven by higher sales to existing customers in the core market, which we define as accounts with fewer than 1,000 employees, partially offset by lower sales to new and existing customers in the large case market. Public sector market sales increased compared to 2021 due to higher sales to both new and existing customers. The number of new accounts decreased 5.2 percent and average new case size increased 4.1 percent in 2022 compared to 2021.

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

During 2021, we saw an increase in sales for each of our product lines and market sectors relative to 2020 due to a decline in disruption to our sales processes caused by COVID-19. The number of new accounts increased 13.0 percent and average new case size decreased 3.2 percent in 2021 compared to 2020.

Goodwill

We had goodwill of $27.7 million at December 31, 2022, none of which is currently believed to be at risk for future impairment.

Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During 2023, we will continue to utilize our strong distribution system of independent agents, benefit counselors and broker partnerships. We will also continue to invest in new solutions and digital capabilities to expand our reach and effectiveness, driving growth and improving productivity while enhancing the customer experience. In 2023, we will continue to bring an enhanced engagement and enrollment platform to market enabling deeper connections with employees through the enrollment process as well as maintaining stronger relationships throughout the customer lifecycle. We believe our distribution system, customer service capabilities, digital and virtual tools, and ability to serve all market sizes position us well for future growth.

In 2023, we expect positive adjusted operating income growth with strong sales growth and full year premium income growing from the prior year, but at a rate that is below pre-pandemic levels. We expect stable claim experience in 2023, but could continue to experience some level of claims volatility. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

Effective January 1, 2023, we will adopt ASU 2018-12. For further discussion, see “Accounting Developments” contained herein in this Item 7 and Note 1 of the “Notes to the Consolidated Financial Statements” contained herein in Item 8.

Closed Block Segment

The Closed Block segment consists of group and individual long-term care and other insurance products no longer actively marketed. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. Other insurance products include individual disability, group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Adjusted Operating Revenue
Premium Income
Long-term Care	$697.4	(1.0)%	$704.3	5.6%	$666.9
All Other	246.9	(15.3)	291.5	(11.0)	327.5
Total Premium Income	944.3	(5.2)	995.8	0.1	994.4
Net Investment Income	1,070.6	(7.6)	1,159.0	(15.4)	1,370.3
Other Income	58.0	(10.9)	65.1	(2.3)	66.6
Total	2,072.9	(6.6)	2,219.9	(8.7)	2,431.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,627.3	(9.3)	1,793.2	(47.7)	3,426.8
Commissions	75.7	(6.0)	80.5	2.7	78.4
Interest and Debt Expense	—	—	—	N.M.	3.1
Other Expenses	185.8	(8.7)	203.5	28.2	158.7
Total	1,888.8	(9.1)	2,077.2	(43.4)	3,667.0

Income (Loss) Before Income Tax and Net Investment Gains and Losses	184.1	29.0	142.7	(111.5)	(1,235.7)
Long-term Care Reserve Increase	—	N.M.	2.1	(98.6)	151.5
Individual Disability Reserve Increase	—	N.M.	6.4	N.M.	—
Group Pension Reserve Increase	—	N.M.	25.1	43.4	17.5
Impacts from Closed Block Individual Disability Reinsurance Transaction	—	N.M.	139.3	(89.3)	1,305.5
Amortization of the Cost of Reinsurance	63.8	(19.3)	79.1	N.M.	2.6
Adjusted Operating Income	$247.9	(37.2)	$394.7	63.5	$241.4

Interest Adjusted Loss Ratio:
Long-term Care[1]	82.0%		77.3%		68.9%

Operating Ratios (% of Premium Income):
Other Expense Ratio[2]	12.9%		11.9%		13.6%
Income (Loss) Ratio	19.5%		14.3%		(124.3)%
Adjusted Operating Income Ratio	26.3%		39.6%		24.3%

Persistency:
Long-term Care	95.7%		95.6%		94.8%

[1]Excludes the $2.1 million reserve increase for the year ended 2021 related to the assumption update that occurred during the third quarter of 2021. Excludes the $151.5 million reserve increase for the year ended 2020 that occurred during the fourth quarter of 2020.

[2]Excludes amortization of the cost of reinsurance from the years ended 2022, 2021, and 2020. Also excludes $6.2 million and $21.0 million of transaction costs from 2021 and 2020, respectively, related to the two phases of the Closed Block individual disability reinsurance transaction that occurred during the first quarter of 2021 and the fourth quarter of 2020.

N.M. = not a meaningful percentage

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Premium income for long-term care decreased compared to 2021 due to policy terminations, partially offset by rate increases. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Premium income for our "All Other" product line continues to decline as expected due to policy terminations and maturities.

Net investment income was lower relative to 2021 primarily due to lower miscellaneous investment income, partially related to smaller increases in the NAV on our private equity partnerships, and a decline in the yield on invested assets, partially offset by an increase in the level of invested assets.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of reinsured business.

The interest adjusted loss ratio for long-term care, excluding the reserve increase related to the assumption update in the third quarter of 2021, was less favorable compared to 2021 driven primarily by higher claim incidence. Also impacting benefits experience for the Closed Block segment in 2021 were the reserve recognition impacts from the second phase of the individual disability reinsurance transaction and the previously discussed reserve increases to group pension and individual disability within our "All Other" product line. See "Executive Summary” contained herein in Item 7 and Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the reserve assumption updates.

We no longer have interest and debt expense due to the December 2020 redemption of the senior secured notes issued by Northwind Holdings, LLC (Northwind Holdings).

The other expense ratio, excluding certain transaction costs incurred and the amortization of cost of reinsurance related to the previously discussed reinsurance transaction, was higher than 2021 due primarily to a decline in the expense allowance related to ceded business within our "All Other" product line. See "Executive Summary" contained herein in Item 7 for discussion on the ceded block of individual disability business.

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Premium income for long-term care increased compared to 2020 due to rate increases, partially offset by policy terminations. Premium income for our "All Other" product line continued to decline as expected due to policy terminations and maturities.

Net investment income was lower relative to 2020 primarily due to a decrease in the level of invested assets supporting individual disability within our "All Other" product line resulting from the reinsurance transaction and a decline in the yield on invested assets, partially offset by higher miscellaneous investment income, primarily related to increases in the NAV on our private equity partnerships.

The interest adjusted loss ratio for long-term care, excluding the reserve increases as previously discussed, was less favorable compared to 2020 driven primarily by lower claimant mortality and higher submitted claims, but was favorable compared to our long-term expectations. Also impacting benefits experience for the Closed Block segment in 2021 and 2020 were the reserve recognition impacts from the two phases of the individual disability reinsurance transaction and the previously discussed reserve increases to group pension and individual disability within our "All Other" product line. See "Executive Summary” contained herein in Item 7 and Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the reserve assumption updates and the individual disability reinsurance transaction.

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

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, resolutions, investment returns, premium rate increases, and persistency. We believe that the interest adjusted loss ratio for long-term care will be relatively flat over the long term, but may continue to experience quarterly volatility, particularly in the near term as our claim block matures and as we continue the implementation of premium rate increases. Specific to our long-term care line of business, we expect the long term interest adjusted loss ratio to remain consistent with prior guidance, which was in the 85 to 90 percent range with some quarterly volatility. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, mortality, morbidity, resolutions, premium rate increases, benefit change elections, and persistency, could result in a material impact to our reserves.

As a result of the execution of the reinsurance transaction related to our Closed Block individual disability line of business, we have fully ceded a significant portion of this business. We expect that earnings will continue to be impacted by the amortization of the cost of reinsurance. However, we expect the amortization of the cost of reinsurance to decrease as a result of a lower cost of reinsurance due to our adoption of ASU 2018-12 which is effective January 1, 2023. The cost of reinsurance will continue to be amortized over a period of approximately 25 years, on a declining trajectory generally consistent with the expected run-off pattern of the ceded reserves.

For further discussion of ASU 2018-12, see “Accounting Developments” contained herein in this Item 7 and Note 1 of the “Notes to the Consolidated Financial Statements” contained herein in Item 8.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.
Operating Results

(in millions of dollars)
	Year Ended December 31
	2022	% Change	2021	% Change	2020
Adjusted Operating Revenue
Net Investment Income	$52.5	88.2%	$27.9	184.7%	$9.8
Other Income	4.8	(22.6)	6.2	N.M.	1.1
Total	57.3	68.0	34.1	N.M.	10.9

Interest, Debt, and Other Expenses	221.6	(27.4)	305.3	23.3	247.7

Loss Before Income Tax and Net Investment Gains and Losses	(164.3)	39.4	(271.2)	(14.5)	(236.8)
Impairment Loss on Internal-Use Software	—	N.M.	12.1	N.M.	—
Cost Related to Early Retirement of Debt	—	N.M.	67.3	N.M.	—
Impairment Loss on ROU Asset	—	N.M.	13.9	9.4	12.7
Cost Related to Organizational Design Update	—	—	—	N.M.	23.3
Adjusted Operating Loss	$(164.3)	7.6	$(177.9)	11.4	$(200.8)

N.M. = not a meaningful percentage

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Adjusted operating loss, which excludes the items listed above, decreased in 2022 relative to 2021, due primarily to higher net investment income, which resulted from an increase in the yield on invested assets and lower pension expenses, partially offset by an increase in employee-related costs and an increase in interest and debt expenses.

See "Executive Summary” contained herein in this Item 7 and Notes 8, 13, and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the impairment loss on internal-use software, costs related to the early retirement of debt, the ROU asset impairments, and the costs related to the organizational design update.

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

We and our insurance subsidiaries each have a formal investment policy that includes overall quality and diversification objectives and establishes asset class, investment rating, single issuer, and derivative limits for the entity. We also have formal enterprise investment guidelines that set forth aggregate limits by asset class and investment rating across all entities. The majority of our investments are in investment-grade publicly traded securities. This ensures the desired liquidity and preserves the capital value of our portfolios. Due to the long-term nature of our insurance liabilities, we are also able to invest in less liquid investments to obtain additional returns within the limits of our investment policy. The asset mix guidelines and limits are reviewed and approved by the risk and finance committee of Unum Group's board of directors as they relate to Unum Group and the enterprise as a whole, and by the boards of directors of our insurance subsidiaries as they relate to the respective entities. We review our policies and guidelines annually, or more frequently if deemed necessary, and recommend adjustments as appropriate.

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

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of December 31, 2022

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,554.5	$(212.6)	$1,975.5	$245.8	$579.0	$33.2
Capital Goods	3,193.6	(224.2)	2,227.7	294.8	965.9	70.6
Communications	2,182.4	(156.6)	1,365.8	236.5	816.6	79.9
Consumer Cyclical	1,402.6	(127.2)	1,146.2	147.3	256.4	20.1
Consumer Non-Cyclical	5,763.3	(537.5)	4,097.5	654.6	1,665.8	117.1
Energy	2,770.0	(72.1)	1,467.1	155.0	1,302.9	82.9
Financial Institutions	3,473.9	(443.7)	3,075.4	464.3	398.5	20.6
Mortgage/Asset-Backed	573.3	(18.8)	386.7	27.0	186.6	8.2
Sovereigns	827.1	(81.0)	337.0	115.9	490.1	34.9
Technology	1,567.5	(177.8)	1,438.5	186.9	129.0	9.1
Transportation	1,620.3	(164.5)	1,269.5	183.1	350.8	18.6
U.S. Government Agencies and Municipalities	3,955.4	(554.4)	2,525.5	661.8	1,429.9	107.4
Public Utilities	4,956.9	(214.0)	2,497.4	355.0	2,459.5	141.0
Total	$34,840.8	$(2,984.4)	$23,809.8	$3,728.0	$11,031.0	$743.6

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of December 31, 2022 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2022. The increase in the unrealized loss on fixed maturity securities during 2022 was due primarily to an increase in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2022				2021
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$63.0	$523.7	$514.7	$491.6	$29.9
> 90 <= 180 days	316.6	879.0	1,177.1	199.5	29.4
> 180 <= 270 days	614.5	945.4	268.9	109.1	0.7
> 270 days <= 1 year	1,126.6	218.6	147.1	1.1	21.8
> 1 year <= 2 years	484.0	195.0	66.5	67.2	5.1
> 2 years <= 3 years	19.2	2.9	6.5	1.7	—
Sub-total	2,623.9	2,764.6	2,180.8	870.2	86.9

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	10.6	—	10.3	—	—
> 90 <= 180 days	—	22.3	37.8	3.1	—
> 180 <= 270 days	28.5	564.2	80.6	3.7	—
> 270 days <= 1 year	320.2	427.4	39.4	—	1.5
> 1 year <= 2 years	532.7	176.5	39.8	1.9	—
> 2 years <= 3 years	29.6	18.5	—	—	—
Sub-total	921.6	1,208.9	207.9	8.7	1.5

Total	$3,545.5	$3,973.5	$2,388.7	$878.9	$88.4

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2022				2021
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$1.8	$27.1	$73.4	$24.8	$0.8
> 90 <= 180 days	12.6	58.5	92.8	5.9	0.3
> 180 <= 270 days	39.1	103.8	13.5	1.9	—
> 270 days <= 1 year	84.7	15.2	3.3	—	2.2
> 1 year <= 2 years	17.5	3.8	0.2	1.8	2.5
> 2 years <= 3 years	0.5	0.7	1.4	3.7	0.3
> 3 years	2.7	3.4	2.9	7.9	5.6
Sub-total	158.9	212.5	187.5	46.0	11.7

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	—	6.1	—	—
> 180 <= 270 days	—	5.0	3.4	—	—
> 270 days <= 1 year	7.6	—	1.4	—	—
> 1 year <= 2 years	1.3	—	—	—	—
> 2 years <= 3 years	5.1	6.2	5.4	—	—
> 3 years	9.6	9.9	9.1	—	—
Sub-total	23.6	21.1	25.4	—	—

Total	$182.5	$233.6	$212.9	$46.0	$11.7

At December 31, 2022, we held 71 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of December 31, 2022

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Basic Industry	$231.2	$(55.5)	4
Capital Goods	273.5	(62.7)	6
Communications	448.9	(104.9)	8
Consumer Cyclical	237.7	(54.6)	4
Consumer Non-Cyclical	816.2	(162.9)	13
Energy	121.9	(27.9)	2
Financial Institutions	858.5	(140.0)	10
Mortgage/Asset-Backed	360.8	(26.1)	1
Sovereigns	310.1	(104.6)	2
Technology	350.6	(75.8)	6
Transportation	287.5	(62.2)	5
U.S. Government Agencies and Municipalities	155.6	(35.3)	3
Public Utilities	431.9	(100.4)	7
Total	$4,884.4	$(1,012.9)	71

At December 31, 2022, we held one below investment-grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security is a pharmaceutical company and had a fair value of $37.7 million and a gross unrealized loss of $12.4 million.

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At December 31, 2022, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

During the third quarter of 2022, we recognized a realized loss of $12.6 million on the sale of securities of a pharmaceutical company that was impacted by an adverse ruling surrounding a patent held for its largest drug. We had no other individual investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the years ended December 31, 2022 or 2021.

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

As of December 31, 2022, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $2,163.3 million and $1,989.8 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased from 5.8 percent at December 31, 2021 to 4.6 percent at December 31, 2022 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,435.4 million and $2,560.4 million at December 31, 2022 and 2021, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for credit losses which was $9.3 million and $8.3 million at December 31, 2022 and 2021, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. We held no impaired mortgage loans at December 31, 2022 or 2021. See Notes 1 and 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,194.3 million and $978.6 million at December 31, 2022 and 2021, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $110.1 million, $165.4 million, and $19.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $776.9 million of commitments for additional investments in the partnerships at December 31, 2022 which may or may not be funded. See Note 2 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, credit, and equity risks. Historically, we have utilized current and forward-starting interest rate swaps, options on forward-starting interest rate swaps and U.S. Treasury rates, current and forward-starting currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, credit default swaps, and total return swaps. During 2022, we entered into $779.0 million of notional forward U.S. Treasury interest rate locks in our long-term care product line to manage our reinvestment risk. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $1.7 million at December 31, 2022. The carrying value of cash collateral received from our counterparties was $49.4 million at December 31, 2022. The carrying value of fixed maturity securities and cash collateral posted to our counterparties was $39.6 million and $5.1 million at December 31, 2022, respectively. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.

Other

We did not have exposure to non-current investments, defined as invested assets which are delinquent as to interest and/or principal payments at December 31, 2022. At December 31, 2021 our exposure to non-current investments totaled $19.8 million on a fair value basis.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed.  As of December 31, 2022, Unum Group and our intermediate holding companies had available holding company liquidity of $1,571 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset backed securities. No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. In December 2022, our board of directors authorized the repurchase of up to $200.0 million of Unum Group's outstanding common stock beginning on January 1, 2023 through December 31, 2023, with the timing and amount of repurchase activity to be based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. In February 2023, our board of directors authorized an increase to the share repurchase program such that we are now authorized to repurchase up to $250.0 million of Unum Group's outstanding common stock. Our previous share repurchase program, which was authorized in October 2021, allowed for the repurchase of up to $250.0 million of Unum Group's outstanding common stock and expired on December 31, 2022 at which time there were no remaining amounts available to be repurchased under the program. In February 2022, we entered into an accelerated share repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received an initial delivery of 1.3 million shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in April 2022, resulting in the delivery to us of 0.4 million additional shares. In total, we repurchased 1.7 million shares pursuant to the February 2022 accelerated share repurchase agreement. During the year ended December 31, 2022, we also repurchased 4.0 million shares in open market transactions at a cost of $150.1 million. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves were deficient by $2,100.0 million as of December 31, 2018, the financial statement date of the examination period. The amount reserves are deficient may increase or decrease over time based on changes in assumed reinvestment rates, policyholder inventories, rate increase activity, and the underlying growth in the locked in statutory reserve basis as well as updates to other long term actuarial assumptions. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. Additional information regarding the Unum America premium deficiency reserve (PDR) is as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Premium Deficiency Reserve
Gross Premium Deficiency Reserve[1]	$2,851.0	$2,977.0	$2,290.0
Cumulative Gross Premium Deficiency Reserve Recognized	1,191.0	667.0	229.0
Remaining Premium Deficiency Reserve to be Recognized	$1,660.0	$2,310.0	$2,061.0

[1]The gross PDR decreased by $126.0 million due primarily to premium rate increase activity and underlying growth in the locked-in statutory reserve basis during 2022. The gross PDR increased by $687.0 million and $190.0 million during 2021 and 2020, respectively, due primarily to changes in the assumed reinvestment rate. The increase for 2020 was from the original $2,100.0 million reserve deficiency as of December 31, 2018.

The phase in amounts for 2022, 2021, and 2020 were funded using cash flows from operations and capital contributions from Unum Group. This strengthening is incorporated by using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows and capital contributions from Unum Group.

Unum America cedes blocks of business, including the long-term care block, to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Fairwind did not pay dividends in 2022 nor do we anticipate that Fairwind will pay dividends in 2023. During 2022, Unum Group made $515.1 million in capital contributions to Fairwind.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at December 31, 2022 are in line with our expectations and are significantly above the level that would require state regulatory action.

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

The amount available during 2022 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes Fairwind, was approximately $861 million. During 2022, we declared and paid $1,154.0 million in dividends including $1,131.0 paid in cash, of which $477.3 million was considered an extraordinary dividend, and $23.0 million paid in fixed maturity securities. Also during 2022, $39.0 million in cash was paid to Unum Group from one of our traditional U.S. insurance companies as a return of capital. The amount available during 2022 from Unum Limited was approximately £130 million, of which £50.0 million were declared and paid to Unum Group through our U.K holding company, Unum European Holding Company Limited.

During 2023, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. As a result of our consideration of overall capitalization needs, we may not utilize the entire amount of dividends available in 2023, which are based on applicable restrictions under current law. Approximately $991 million is available, without prior approval by regulatory authorities, during 2023 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurer. Approximately £80 million is considered distributable from Unum Limited during 2023, subject to local solvency standards and regulatory approval.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group, which does not apply to our current entity structure.

Funding for Employee Benefit Plans

We made contributions of $70.0 million and £4.0 million to our U.S. and U.K. defined contribution plans, respectively, in 2022 and expect to make contributions of approximately $77 million and £5 million during 2023. We had no regulatory contribution requirements for our U.S. qualified defined benefit pension plan in 2022 and made no voluntary contributions in 2022. We do not expect to have regulatory contribution requirements for our U.S. qualified defined benefit pension plan in 2023, but we reserve the right to make voluntarily contributions during 2023. We made no contributions to our U.K. qualified defined benefit pension plan during 2022. We do not expect to have regulatory contribution requirements for our U.K. plan during 2023, but we reserve the right to make voluntarily contributions during 2023. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Debt, Term Loan Facility, Credit Facilities and Other Sources of Liquidity

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

In August 2022, we redeemed $350.0 million aggregate principal amount of our 4.000% senior notes due 2024, for which we incurred costs of $3.0 million.

In June 2021, we purchased and retired $500.0 million aggregate principal amount of our 4.500% senior notes due 2025, for which we incurred costs of $67.3 million related to the early retirement of debt.

Northwind Holdings made periodic principal payments on the Northwind notes of $45.0 million in 2020. In December 2020, Northwind Holdings redeemed the remaining $35.0 million of principal on the Northwind notes, and was released of any contractual collateral requirements.

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

Term Loan Facility

In August 2022, we entered into a five-year $350.0 million senior unsecured delayed draw term loan facility with a syndicate of lenders. Also in August 2022 , we drew the entire amount of the term loan facility, which is scheduled to mature in August 2027. Amounts due under the term loan facility incur interest based on the prime rate, the federal funds rate or the Secured Overnight Financing Rate (SOFR). The proceeds from the term loan facility were used to redeem $350.0 million aggregate principal amount of our 4.000% senior notes due 2024.

Borrowings under the term loan facility are subject to financial covenants, negative covenants, and events of default that are customary. The term loan facility includes financial covenants based on our leverage ratio and consolidated net worth.

Credit Facilities

In April 2022, we amended and restated our existing credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The credit facility, which was previously set to expire in April 2024, was extended through April 2027. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Certain of our traditional U.S. life insurance subsidiaries, Unum America, Provident, and Colonial Life, joined the agreement and may borrow under the credit facility, and we can elect to add additional insurance subsidiaries to the facility at any later date. Any obligation of a subsidiary under the credit facility is several only and not joint and is subject to an unconditional guarantee by Unum Group. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility also provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2022, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

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

Borrowings under the credit facilities are subject to financial covenants, negative covenants, and events of default that are customary. The two primary financial covenants include limitations based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness. The credit facilities provide for borrowings at an interest rate based either on the prime rate, federal funds rate, or SOFR.

See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our debt.

Facility Agreement for Contingent Issuance of Senior Notes

We also have a 20-year facility agreement with a Delaware trust that gives us the right to issue and to sell to the trust, on one or more occasions, up to $400.0 million of 4.046% senior notes in exchange for U.S. Treasury securities held by the trust. These senior notes will not be issued unless and until the issuance right is exercised. The exercise of the issuance right triggers recognition of the senior notes on our consolidated balance sheets. As the amount we receive upon exercise of the issuance right is contingent upon the value of the U.S. Treasury securities, a decline in the value of the U.S. Treasury securities reduces the amount we would receive upon exercise of the issuance right. We may also direct the trust to grant the right to exercise the issuance right with respect to all or a designated amount of the senior notes to one or more assignees (who are our consolidated subsidiaries or persons to whom we have an obligation). We pay a semi-annual facility fee to the trust at a rate of 2.225% per year on the unexercised portion of the maximum amount of senior notes that we could issue and sell to the trust and we reimburse the trust for its expenses. For more information, see Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of this agreement.

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

Cash Requirements

As previously discussed, cash is applied primarily to the payment of policy benefits, costs of acquiring new business (principally commissions), operating expenses, and taxes, as well as purchases of investments. We have established an investment strategy that we believe will provide for adequate cash flows from operations to meet cash payment requirements. Summarized below are our estimated material cash requirements, both in the short-term (within 12 months) and the long-term (beyond 12 months) resulting from contractual obligations as of December 31, 2022:

•Policyholder liabilities totaled $46,839.8 million, of which $4,578.3 million is estimated to be paid in 2023. We also maintain reinsurance agreements for which the recoverable under those agreements totaled $13,607.2 million of which $1,211.5 million is estimated to offset related policyholder liability payments in 2023. Policyholder liabilities and the related reinsurance recoverable represent the projected payout of the current in-force policyholder liabilities and the expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. We utilize extensive liability modeling to project future cash flows from the in-force business. The primary assumptions used to project future cash flows are claim incidence rates for mortality and morbidity, claim resolution rates, persistency rates, and interest rates. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly over time.
•Payments related to our long-term debt and our facility agreement, which include contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheets, totaled $6,714.6 million, of which $193.0 million in interest payments is estimated to be paid in 2023. Payments related to our short-term debt, which include contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheets, totaled $2.1 million.
•Investment commitments which represent commitments we have made to purchase or fund investments including privately placed fixed maturity securities, commercial mortgage loans, and private equity partnerships totaled $841.2 million, all of which is estimated to be paid in 2023 based on the expiration date of the commitments. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlements of these obligations are reflected in amounts estimated to be paid in 2023. These commitments may or may not be funded and are therefore not recorded on our consolidated balance sheets.
•Pensions and OPEB which includes commitments related to our defined benefit pension and postretirement plans for our employees, including our non-qualified pension plan, totaled $688.8 million, of which $18.9 million is estimated to be paid in 2023. Pension plan obligations, other than the non-qualified plan, represent our contributions to the pension plans and are projected based on the expected future minimum contributions as required under current U.S. and U.K. legislative funding requirements. Non-qualified pension plan and other postretirement benefit obligations represent the expected benefit payments related to these plans which we expect to pay, as incurred, from our general assets.
•Amounts owed to reinsurers totaled $574.2 million of which $153.8 million is estimated to be paid in 2023.
•Payables for general operating expenses and deferred compensation liabilities totaled $381.3 million of which $281.5 million is estimated to be paid in 2023.
•Obligations to return advances received from the FHLB and to return unrestricted cash collateral to our securities lending and derivative counterparties totaled $236.9 million of which $199.2 million is estimated to be repaid in 2023.
•Commissions due totaled $125.8 million all of which is estimated to be paid in 2023.
•We also have obligations with outside parties for computer data processing services, software maintenance agreements, and consulting services of $94.9 million, of which $52.0 million is estimated to be paid in 2023.

•Operating lease payments representing the amount of undiscounted minimum lease payments due totaled $78.5 million of which $18.2 million is estimated to be paid in 2023.

See "Critical Accounting Estimates" contained herein in this Item 7 and Notes 3, 4, 6, 8, 9, 12, and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our various commitments and obligations.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of December 31, 2022, we held $88.5 million of cash collateral from securities lending agreements. The average balance for securities lending agreements which were collateralized by cash during the year ended December 31, 2022 was $95.3 million, and the maximum amount outstanding at any month end was $122.1 million. In addition, at December 31, 2022, we had $69.8 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the year ended December 31, 2022 was $160.0 million, and the maximum amount outstanding at any month end was $212.2 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at December 31, 2022, nor did we utilize any securities repurchase agreements during 2022. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of December 31, 2022, we owned $17.1 million of FHLB common stock and had outstanding advances of $99.1 million from the regional FHLBs which were used for the purpose of investing in either short-term investments or fixed maturity securities. As of December 31, 2022, we have additional borrowing capacity of approximately $752.7 million from the FHLBs.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Consolidated Cash Flows

(in millions of dollars)
	Year Ended December 31
	2022	2021	2020
Net Cash Provided by Operating Activities	$1,418.7	$1,387.5	$469.3
Net Cash Used by Investing Activities	(955.9)	(1,340.6)	(267.7)
Net Cash Used by Financing Activities	(418.6)	(168.9)	(88.7)
Net Change in Cash and Bank Deposits	$44.2	$(122.0)	$112.9

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

Included in the change in insurance reserves and liabilities for 2022, 2021, and 2020 were the net reserve changes related to the reserve assumption updates that occurred during the third quarters of 2022 and 2021 and the fourth quarter of 2020. Also included in the change in insurance reserves and liabilities and net investment (gain) loss to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for 2021 and 2020 were the impacts of the two phases of the Closed Block individual disability reinsurance transaction that occurred during the first quarter of 2021 and the fourth quarter of 2020. Additionally, the operating cash flows for 2021 and 2020 included $456.8 million and $1,087.2 million, respectively, of cash paid to the reinsurer related to the two phases of the Closed Block individual disability reinsurance transaction. See "Executive Summary" contained herein in this Item 7 and Note 6 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on the Closed Block individual disability reinsurance transaction and the reserve assumption updates.

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
During 2022, we purchased, and the Trust retired, $14.0 million aggregate liquidation amount of our 7.405% capital securities due 2038, for which we paid an additional $1.2 million in cash associated with the early retirement of this debt.

During 2022, we entered into a five-year $350.0 million senior unsecured delayed draw term loan facility with a syndicate of lenders. Also in 2022, we drew the entire amount of the term loan facility, for which we received total proceeds of $349.2 million, and used the proceeds to redeem $350.0 million aggregate principal amount of our 4.000% senior notes due 2024, for which we paid an additional $2.4 million in cash associated with the early retirement of this debt.

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

Cash used to repurchase shares of Unum Group's common stock during 2022 and 2021 was $200.1 million and $50.0 million, respectively. There were no share repurchases made during 2020. During 2022, 2021, and 2020 we paid dividends of $254.2 million, $239.4 million, and $231.9 million, respectively, to holders of Unum Group's common stock.

Included in financing cash flows during 2022, 2021, and 2020 was $5.2 million, $40.4 million, and $62.1 million, respectively, of cash received related to the ALR cohort volatility agreement with Commonwealth.

See "Debt, Term Loan Facility, Credit Facilities and Other Sources of Liquidity" contained herein in this Item 7, and Notes 8, 10, and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

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

	AM Best	Fitch	Moody's	S&P
Issuer Credit Ratings	bbb	BBB-	Baa3	BBB

Financial Strength Ratings
Provident Life and Accident Insurance Company	A	A-	A3	A
Provident Life and Casualty Insurance Company	A	A-	NR	NR
Unum Life Insurance Company of America	A	A-	A3	A
First Unum Life Insurance Company	A	A-	A3	A
Colonial Life & Accident Insurance Company	A	A-	A3	A
The Paul Revere Life Insurance Company	A	A-	A3	A
Starmount Life Insurance Company	A	NR	NR	NR
Unum Insurance Company	A	A-	A3	NR
Unum Limited	NR	NR	NR	A-

Outlooks
Issuer Credit Rating	Positive	Positive	Stable	Stable
Financial Strength Rating	Stable	Positive	Stable	Stable

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

In December 2022, Fitch revised its outlook to positive from stable primarily reflecting improvements in the balance sheet, as well as earnings metrics that exceeded expectations for the current rating and returned towards pre-pandemic levels.

There have been no other changes in the rating agencies' outlooks or ratings during 2022 or in 2023 prior to the date of this filing.

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

Interest Rate Risk

Our exposure to interest rate changes results from our holdings of financial instruments such as fixed rate investments, derivatives, and interest sensitive liabilities. Fixed rate investments include fixed maturity securities, mortgage loans, policy loans, and short-term investments. Fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, public utility bonds, corporate bonds, mortgage-backed securities, and redeemable preferred stock, all of which are subject to risk resulting from interest rate fluctuations. Certain of our financial instruments, fixed maturity securities and derivatives, are carried at fair value in our consolidated balance sheets. The fair value of these financial instruments may be adversely affected by changes in interest rates. A rise in interest rates may further increase the net unrealized loss related to these financial instruments, but may improve our ability to earn higher rates of return on new purchases of fixed maturity securities. Conversely, a decline in interest rates may decrease the net unrealized loss, but new securities may be purchased at lower rates of return. Although changes in fair value of fixed maturity securities and derivatives due to changes in interest rates may impact amounts reported in our consolidated balance sheets, these changes will not cause an economic gain or loss unless we sell investments, terminate derivative positions, determine that an investment is impaired, or determine that a derivative instrument is no longer an effective hedge.

Other fixed rate investments, such as policy loans and mortgage loans, are carried at unpaid balances and amortized cost less the allowance for expected credit losses, respectively, rather than fair value in our consolidated balance sheets. These investments may have fair values substantially higher or lower than the carrying values reflected in our balance sheets. A change in interest rates could impact our financial position if we sold our mortgage loan investments at times of low market value. A change in interest rates would not impact our financial position at repayment of policy loans, as ultimately the cash surrender values or death benefits would be reduced for the carrying value of any outstanding policy loans. Carrying amounts for short-term investments approximate fair value, and we believe we have minimal interest rate risk exposure from these investments.

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

We measure our financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2022 and 2021 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2022 and 2021 are shown as follows:

	December 31, 2022
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities [1]		$34,840.8	$32,158.6	$(2,682.2)
Mortgage Loans		2,159.5	2,034.3	(125.2)
Policy Loans, Net of Reinsurance Ceded		364.5	339.0	(25.5)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs [2]		$559.9	$1,853.0	$1,293.1
Long-term Debt		(3,072.0)	(2,681.3)	390.7

Derivatives [1]
Swaps	$935.6	$58.0	$55.9	$(2.1)
Forwards	818.3	(42.9)	(129.7)	(86.8)
Embedded Derivative in Modified Coinsurance Arrangement		(13.9)	(9.5)	4.4

	December 31, 2021
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities [1]		$43,336.0	$39,613.6	$(3,722.4)
Mortgage Loans		2,677.8	2,510.9	(166.9)
Policy Loans, Net of Reinsurance Ceded		433.4	401.1	(32.3)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs [2]		$(4,597.8)	$(2,526.9)	$2,070.9
Long-term Debt		(3,879.1)	(3,502.0)	377.1

Derivatives [1]
Swaps	$928.8	$3.1	$3.0	$(0.1)
Forwards	41.7	1.4	1.4	—
Embedded Derivative in Modified Coinsurance Arrangement		(30.1)	(24.4)	5.7
1 These financial instruments are carried at fair value in our consolidated balance sheets. Changes in fair value resulting from changes in interest rates may affect the fair value at which the item is reported in our consolidated balance sheets. The corresponding offsetting change is reported in other comprehensive income or loss, net of income tax, except for changes in the fair value of derivatives accounted for as fair value hedges or derivatives not designated as hedging instruments, together with the payment of periodic fees, if applicable, which are recognized in the same income statement line item as the hedged item during the period of change in fair value.

2 The adjustment to reserves and deferred acquisition costs for unrealized investment gains and losses reflects the adjustments to policyholder liabilities and deferred acquisition costs that would be necessary if the unrealized investment gains and losses related to the fixed maturity securities had been realized. Changes in this adjustment are also reported as a component of other comprehensive income or loss, net of income tax. Effective January 1, 2023 we will adopt Accounting Standard Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12), which will significantly change how we value our reserves, and we will no longer record an adjustment to reserves or deferred acquisition costs for unrealized investment gains and losses. See "Accounting Developments" contained herein in Item 7 and Note 1 of the "Notes to the Consolidated Financial Statements" contained herein in Item 8 for further discussion on the impacts upon adoption.

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

Although interest rates increased in 2022, long-term interest rates supporting the majority of our lines of business remain below historical norms, which continues to place pressure on our profit margins as we invest cash flows to support our businesses. We estimate that we will have approximately $1.9 billion of investable cash flows in 2023. Assuming interest rates and credit spreads remain constant throughout 2024 at the January 2023 market levels, our net investment income would decrease by an immaterial amount in both 2023 and 2024 as a result of the investment of cash flows at levels below our current portfolio rate. This interest rate scenario does not give consideration to the effect of other factors which could impact these results, such as changes in the bond market and changes in hedging strategies and positions, nor does it consider the potential change to our discount rate reserve assumptions and any mitigating factors such as pricing adjustments. In addition, changes in the interest rate environment, along with other factors, impact the net periodic benefit costs for our pension plans, but we do not believe it would materially affect net income in 2023 or 2024.

See "Critical Accounting Estimates" contained herein in Item 7 for further information concerning our pension and post-retirement benefit plans.

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

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2022 and 2021 levels, stockholders' equity as reported in U.S. dollars would have been lower by approximately $59 million and $67 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2022 and 2021, adjusted operating income, as reported in U.S. dollars, would have decreased approximately $12 million and $10 million, respectively. Our Polish operations are currently not a significant portion of our overall operations and any changes in the dollar exchange rate would not represent a material impact to our reported financial results in U.S. dollars.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Unum Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unum Group and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for Long Term Care Policy and Contract Benefits
Description of the Matter
The Company’s reserves for individual and group long-term care policy and contract benefits are $14.0 billion of the $42.3 billion of Reserves for Future Policy and Contract Benefits on the consolidated balance sheet as of December 31, 2022. The two primary categories of long-term care reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported. Notes 1 and 6 to the consolidated financial statements describe the accounting for these reserves.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the long-term care reserves process, including controls over the review and approval of assumptions which incorporate the Company’s most recent experience.

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

Chattanooga, Tennessee
February 23, 2023

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2022	2021
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $37,825.2; $37,386.7; allowance for credit losses of $—; $—)	$34,840.8	$43,336.0
Mortgage Loans (net of allowance for credit losses of $9.3; $8.3)	2,435.4	2,560.4
Policy Loans	3,601.2	3,662.9
Other Long-term Investments	1,440.1	1,203.0
Short-term Investments	1,394.8	1,388.0
Total Investments	43,712.3	52,150.3

Other Assets
Cash and Bank Deposits	119.2	75.0
Accounts and Premiums Receivable (net of allowance for credit losses of $32.5; $34.2)	1,482.1	1,519.9
Reinsurance Recoverable (net of allowance for credit losses of $1.7; $2.3)	10,218.6	10,919.3
Accrued Investment Income	615.0	602.7
Deferred Acquisition Costs	2,252.3	2,207.9
Goodwill	347.6	352.2
Property and Equipment	451.7	462.7
Deferred Income Tax	449.8	—
Other Assets	1,786.3	1,825.6

Total Assets	$61,434.9	$70,115.6

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2022	2021
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,839.8	$1,907.7
Reserves for Future Policy and Contract Benefits	42,330.2	48,007.5
Unearned Premiums	352.7	347.5
Other Policyholders’ Funds	1,750.4	1,790.9
Income Tax Payable	190.9	159.1
Deferred Income Tax	9.2	458.4
Short-term Debt	2.0	—
Long-term Debt	3,427.8	3,442.2
Other Liabilities	2,334.4	2,585.9

Total Liabilities	52,237.4	58,699.2

Commitments and Contingent Liabilities - Note 14

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 308,306,490 and 307,334,853 shares	30.8	30.7
Additional Paid-in Capital	2,441.0	2,408.1
Accumulated Other Comprehensive Income (Loss)	(2,756.6)	354.1
Retained Earnings	12,912.1	11,853.2
Treasury Stock - at cost:110,551,977 and 104,820,670 shares	(3,429.8)	(3,229.7)

Total Stockholders' Equity	9,197.5	11,416.4

Total Liabilities and Stockholders' Equity	$61,434.9	$70,115.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars, except share data)
Revenue
Premium Income	$9,623.4	$9,481.0	$9,378.1
Net Investment Income	2,122.2	2,213.2	2,360.7
Net Investment Gain (Loss)	(15.7)	76.7	1,199.1
Other Income	261.1	242.9	224.2
Total Revenue	11,991.0	12,013.8	13,162.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,936.7	7,598.6	8,972.9
Commissions	1,086.4	1,038.1	1,057.3
Interest and Debt Expense	188.5	185.0	188.2
Cost Related to Early Retirement of Debt	4.2	67.3	—
Deferral of Acquisition Costs	(556.9)	(508.1)	(576.2)
Amortization of Deferred Acquisition Costs	591.0	586.1	606.1
Compensation Expense	1,089.5	975.2	953.2
Other Expenses	1,020.2	1,008.6	996.6
Total Benefits and Expenses	10,359.6	10,950.8	12,198.1

Income Before Income Tax	1,631.4	1,063.0	964.0

Income Tax Expense (Benefit)
Current	473.5	212.8	(116.6)
Deferred	(156.3)	26.0	287.6
Total Income Tax Expense	317.2	238.8	171.0

Net Income	$1,314.2	$824.2	$793.0

Net Income Per Common Share
Basic	$6.55	$4.04	$3.89
Assuming Dilution	$6.50	$4.02	$3.89

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unum Group and Subsidiaries

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Net Income	$1,314.2	$824.2	$793.0

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain (Loss) on Securities Before Adjustment (net of tax expense (benefit) of $(1,890.8); $(346.9); $250.2)	(7,042.9)	(1,301.4)	983.0
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $1,100.8; $316.8; $(138.2))	4,056.9	1,195.9	(531.2)
Change in Net Gain (Loss) on Hedges (net of tax benefit of $19.2; $9.8; $23.8)	(71.4)	(36.0)	(90.0)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $(0.1); $4.2; $(4.3))	(115.2)	(12.6)	20.3
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $18.9; $42.1; $(34.8))	61.9	134.0	(45.2)
Total Other Comprehensive Income (Loss)	(3,110.7)	(20.1)	336.9

Comprehensive Income (Loss)	$(1,796.5)	$804.1	$1,129.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$30.7	$30.7	$30.6
Common Stock Activity	0.1	—	0.1
Balance at End of Year	30.8	30.7	30.7

Additional Paid-in Capital
Balance at Beginning of Year	2,408.1	2,376.2	2,348.1
Common Stock Activity	32.9	31.9	28.1
Balance at End of Year	2,441.0	2,408.1	2,376.2

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	354.1	374.2	37.3
Other Comprehensive Income (Loss)	(3,110.7)	(20.1)	336.9
Balance at End of Year	(2,756.6)	354.1	374.2

Retained Earnings
Balance at Beginning of Year	11,853.2	11,269.6	10,728.7
Adjustment to Adopt Accounting Standard Update - Note 1	—	—	(18.9)
Balance at Beginning of Year, as Adjusted	11,853.2	11,269.6	10,709.8
Net Income	1,314.2	824.2	793.0
Dividends to Stockholders (per common share: $1.26; $1.17; $1.14)	(255.3)	(240.6)	(233.2)
Balance at End of Year	12,912.1	11,853.2	11,269.6

Treasury Stock
Balance at Beginning of Year	(3,229.7)	(3,179.7)	(3,179.7)
Purchases of Treasury Stock	(200.1)	(50.0)	—
Balance at End of Year	(3,429.8)	(3,229.7)	(3,179.7)

Total Stockholders' Equity at End of Year	$9,197.5	$11,416.4	$10,871.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$1,314.2	$824.2	$793.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	566.0	678.0	242.9
Change in Deferred Acquisition Costs	34.1	78.0	29.9
Change in Insurance Reserves and Liabilities	(282.0)	74.2	1,481.8
Change in Income Taxes	(58.8)	295.3	(31.3)
Change in Other Accrued Liabilities	(113.9)	11.3	160.1
Non-cash Components of Net Investment Income	(247.0)	(254.7)	(120.5)
Net Investment (Gain) Loss	15.7	(76.7)	(1,199.1)
Depreciation	110.5	119.8	113.6
Cash Related to Reinsurance Transaction	—	(456.8)	(1,087.2)
Amortization of the Cost of Reinsurance	63.8	79.1	2.6
Other, Net	16.1	15.8	83.5
Net Cash Provided by Operating Activities	1,418.7	1,387.5	469.3

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	559.5	442.5	990.8
Proceeds from Maturities of Fixed Maturity Securities	1,532.5	2,611.4	2,052.4
Proceeds from Sales and Maturities of Other Investments	445.9	403.1	237.0
Purchase of Fixed Maturity Securities	(2,835.3)	(4,106.3)	(3,169.6)
Purchase of Other Investments	(482.9)	(606.8)	(440.6)
Net Sales (Purchases) of Short-term Investments	(22.6)	76.5	(133.1)
Net Increase (Decrease) in Payables for Collateral on Investments	(50.8)	(50.7)	314.5
Net Purchases of Property and Equipment	(102.2)	(110.3)	(119.1)
Net Cash Used by Investing Activities	(955.9)	(1,340.6)	(267.7)

Cash Flows from Financing Activities
Short-term Debt Repayment	—	—	(400.0)
Issuance of Long-term Debt	349.2	588.1	494.1
Long-term Debt Repayment	(364.0)	(500.0)	(80.0)
Cost Related to Early Retirement of Debt	(3.6)	(62.8)	—
Issuance of Common Stock	4.0	3.4	4.4
Repurchase of Common Stock	(200.1)	(50.0)	—
Dividends Paid to Stockholders	(254.2)	(239.4)	(231.9)
Proceeds from Universal Life Policyholder Account Deposits	119.8	128.1	138.4
Payments for Universal Life Policyholder Account Withdrawals	(72.0)	(80.7)	(74.3)
Cash Received Related to Active Life Volatility Cover Agreement	5.2	40.4	62.1
Other, Net	(2.9)	4.0	(1.5)
Net Cash Used by Financing Activities	(418.6)	(168.9)	(88.7)

Net Increase (Decrease) in Cash and Bank Deposits	44.2	(122.0)	112.9

Cash and Bank Deposits at Beginning of Year	75.0	197.0	84.1

Cash and Bank Deposits at End of Year	$119.2	$75.0	$197.0
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

In accordance with standard practice, we regularly review the methodology used in the development of all key estimates. As a result of this review, in 2022, we updated our estimate of the unearned premium reserve for certain of our product lines to utilize a gross unearned premium reserve rather than a net unearned premium reserve. The effect of this change in estimate was to decrease 2022 premium income by $13.4 million and decrease commissions by $1.0 million. This resulted in a decrease to net income of $9.8 million and a decrease to both basic and diluted earnings per share by $0.05.

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

For securities with a decline in fair value below amortized cost which we intend to sell or more likely than not will be required to sell before recovery in value, the amortized cost of the investment is written down to fair value through earnings, and an impairment loss is recognized in the current period. For securities that we believe are impaired and which we do not intend to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

sell and it is not more likely than not that we will be required to sell before recovery in value, we calculate an allowance for credit losses recognized in earnings which generally represents the difference between the amortized cost of the security and the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition and limited by the difference between amortized cost and fair value of the security. For fixed maturity securities for which we have recognized an allowance for credit loss through earnings, if through subsequent evaluation there is a significant increase in expected cash flows, the allowance is reduced and is recognized as a reduction to credit losses in the current period. When an allowance for credit losses on a fixed maturity security is recognized, we designate non-accrual status for those securities.  We reverse all previously accrued interest through interest income and use a cash basis method for recognizing any future payments received. See Notes 2 and 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Policy Loans: Policy loans are presented at the unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $3,312.5 million and $3,373.7 million of policy loans ceded to reinsurers at December 31, 2022 and 2021, respectively.

Other Long-term Investments: Other long-term investments are comprised primarily of private equity partnerships, real estate, perpetual preferred stock, common stock, and tax credit partnerships.

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

Our perpetual preferred stocks are valued at fair value, based on quoted market prices, where available. For preferred stocks not actively traded, fair values are estimated using values obtained from independent pricing services. Our investments in common stock are valued at fair value. Our shares of Federal Home Loan Bank (FHLB) common stock are carried at cost, which approximates fair value.

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

Short-term Investments: Short-term investments are carried at cost. Short-term investments include investments maturing within one year of purchase, such as corporate commercial paper and Treasury bills, bank term deposits, and other cash accounts and cash equivalents earning interest.

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

Changes in the fair value of a derivative designated as a fair value hedge and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in earnings as a component of net investment gain or loss during the period of change in fair value.  For gains or losses on the derivative instrument that are excluded from the assessment of hedge effectiveness, those gains and losses are recognized in other comprehensive income or loss and amortized into earnings in the same income statement line as the related hedged item. The gain or loss on the termination of a fair value hedge is recognized in earnings as a component of net investment gain or loss during the period in which the termination occurs. When interest rate swaps are used in hedge accounting relationships, periodic settlements are recorded in the same income statement line as the related settlements of the hedged items.

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

The allowance on our premiums receivable is primarily determined using an aging analysis as well as historical lapse and delinquency rates by line of business, adjusted for key factors that may impact our future expectation of premium receipts such as changes in customer demographics, business practices, economic conditions, and product offerings. We write off premiums receivable amounts when determined to be uncollectible, which is based on various factors, including the aging of premiums receivable past the due date and specific communication with customers. At December 31, 2022 and 2021, the allowance for expected credit losses on premium receivables was $32.5 million and $34.2 million, respectively, on gross premium receivables of $557.6 million and $530.7 million, respectively. The allowance decreased $1.7 million during the year ended December 31, 2022, and was driven primarily by improvements in the age of premiums receivable. The allowance decreased $4.6 million during the year ended December 31, 2021, driven primarily by improvements in the age of premiums receivable and improvements in unemployment levels.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $1,328.7 million and $1,259.6 million as of December 31, 2022 and 2021, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits from surrender charges, mortality margins, investment returns, and expense margins for interest sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $62.9 million and $73.1 million at December 31, 2022 and 2021, respectively. The accumulated amortization for value of business acquired was $150.3 million and $157.7 million as of December 31, 2022 and 2021, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $4.9 million, $5.7 million, and $6.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

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

Where applicable, gains or costs recognized on reinsurance transactions are generally deferred and amortized into earnings based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits for interest sensitive insurance policies. Gains or costs recognized on reinsurance transactions for non-interest sensitive products for which we no longer receive premiums are generally deferred and amortized into earnings based upon expected claim reserve patterns. The cost of reinsurance included in other assets in our consolidated balance sheets at December 31, 2022 and 2021 was $713.3 million and $777.1 million. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2022 and 2021 was $3.1 million and $3.7 million, respectively.

Under ceded reinsurance agreements wherein we are not relieved of our legal liability to our policyholders, if the assuming reinsurer is unable to meet its obligations, we remain contingently liable. We evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. We may also require assets in trust, letters of credit, or other acceptable collateral to support our reinsurance recoverable balances. We estimate an allowance for expected credit losses for our reinsurance recoverable balance using a probability of default approach which incorporates key inputs and assumptions regarding market factors, counterparty credit ratings, and collateral received. When calculating our allowance, we apply these market factors to the net amount of our credit exposure, which considers collateral arrangements such as letters of credit and trust accounts. We evaluate the factors used to determine our allowance on a quarterly basis to consider material changes in our assumptions and make adjustments accordingly. At December 31, 2022 and 2021, the allowance for expected credit losses on reinsurance recoverables was $1.7 million and $2.3 million, respectively. The allowance decreased $0.6 million and $9.4 million during the years ended December 31, 2022, and 2021, respectively. The decreases are primarily due to changes in the composition of the related receivable. See Note 12.

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2022, 2021, and 2020, premium tax expense was $169.3 million, $166.0 million, and $175.5 million, respectively.

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $250.2 million and $297.7 million at December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2022:

Standard	Description	Date of Adoption	Effect on Financial Statements

ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
	The amendments in this update simplified the accounting for convertible instruments by removing certain separation models in the guidance related to convertible instruments and expanded related disclosure requirements. The amendments also revised the requirements for a contract or embedded derivative that is potentially settled in an entity's own stock to be classified as equity and also amended certain guidance related to the computations of earnings per share for convertible instruments and contracts in an entity's own stock. This guidance was applied in the period of adoption.	January 1, 2022	The adoption of this update did not have an effect on our financial position or results of operations, and did not expand our disclosures.

Accounting Updates Adopted in 2021:

Standard	Description	Date of Adoption	Effect on Financial Statements

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The amendments in this update simplified the accounting for income taxes by removing certain exceptions in the guidance related to the following: 1. losses in continuing operations when there is income in other items, 2. foreign subsidiaries becoming equity method investments and vice versa, and 3. year-to-date interim period losses exceeding anticipated loss for the year. The amendments also simplified the accounting for income taxes related to the following: 1. franchise taxes partially based on income, 2. step up in the tax basis of goodwill, 3. allocation of tax expense to entities not subject to tax, 4. enacted changes in tax law or rates in interim periods, and 5. employee stock ownership programs and investments in qualified affordable housing projects accounted for using the equity method.	January 1, 2021	The adoption of this update did not have a material effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2020:

Standard	Description	Date of Adoption	Effect on Financial Statements

ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	This update eliminated the requirement to calculate the implied fair value of goodwill (the second step in the former two-step test) to measure a goodwill impairment charge. Instead, entities should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value, with the loss not to exceed the total amount of goodwill allocated to that reporting unit. This guidance was applied in the period of adoption.	January 1, 2020	The adoption of this update did not have an effect on our financial position or results of operations.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This update amended the fair value measurement guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removed certain disclosures related to Level 1 and Level 2 transfers and removed the discussion regarding valuation processes of Level 3 fair value measurements. The update modified guidance related to investments in certain entities that calculate net asset value to explicitly require disclosure regarding timing of liquidation of the investee's assets and timing of redemption restrictions. The update added disclosures around the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 investments held at the end of the reporting period and adds disclosures regarding certain unobservable inputs on Level 3 fair value measurements. The guidance was applied both retrospectively and prospectively, depending on the specific requirement of the update.	December 31, 2018 for the removal and modification of certain disclosures and January 1, 2020 for the addition of certain disclosures.	The adoption of this update modified our disclosures but did not have an impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Standard	Description	Date of Adoption	Effect on Financial Statements
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This update amends the defined benefit pension and other postretirement benefit guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removes the requirement to disclose the effects of a one-percentage point change in the assumed healthcare cost trend and the requirement to disclose amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost of the next year. This update adds a requirement to describe the reasons for significant gains and losses related to changes in the benefit obligation for the period. The update also clarifies that the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) and fair value of plan assets are to be disclosed for plans with PBOs or ABOs in excess of plan assets. The guidance was applied retrospectively.	December 31, 2020	The adoption of this update modified our disclosures but did not have an impact on our financial position or results of operations.

ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses	This update amended the guidance on the impairment of financial instruments. The update added an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses and will generally result in earlier recognition of allowances for losses. The current expected credit loss model applies to financial instruments such as mortgage loans, fixed maturity securities classified as held-to-maturity, and certain receivables. The update also modified the other-than-temporary impairment model used for available-for-sale fixed maturity securities such that credit losses are recognized as an allowance rather than as a reduction in the amortized cost of the security. The reversal of previously recognized credit losses on available-for-sale fixed maturity securities is allowed under specified circumstances. Additional disclosures are also required, including information used to develop the allowance for losses. The guidance was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For available-for-sale fixed maturity securities, the update was applied prospectively. Other-than-temporary impairment losses recognized on available-for-sale fixed maturity securities prior to adoption of the update cannot be reversed. This guidance was applied in the period of adoption.	January 1, 2020	The adoption of this update resulted in a cumulative-effect reduction to retained earnings of $18.9 million with a corresponding decrease to mortgage loans of $8.3 million, a decrease to accounts and premiums receivable of $13.5 million and a decrease to deferred income tax of $5.0 million. There were also immaterial impacts to reinsurance recoverable and other liabilities.

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

The adoption of this update is permitted as of the beginning of the interim period that includes March 12, 2020 (the issuance date of the update), or any date thereafter, through December 31, 2024, at which point the guidance will sunset. We do not anticipate needing to adopt this guidance, but we will continue to monitor our contracts and hedging relationships throughout the adoption period.

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

We will adopt this update effective January 1, 2023 using the modified retrospective approach with changes applied as of the beginning of the earliest period presented or January 1, 2021, also referred to as the transition date. We are continuing to evaluate the effects of implementing this update. The most significant impact at the transition date will be the requirement to update the discount rate assumption to reflect an upper-medium grade fixed-income instrument, which will be generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities and will result in a decrease to accumulated other comprehensive income (loss) (AOCI) within our total stockholders’ equity balance. After the transition date, we will be required to update the discount rate each subsequent reporting period with changes recorded in OCI and expect that this could have a material impact on OCI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Our modified retrospective adoption of this update during the first quarter of 2023 will result in a decrease to AOCI as of the transition date, January 1, 2021, of approximately $6.7 billion. We expect a decrease to AOCI at December 31, 2021 in a range from approximately $5.4 billion to $5.6 billion. We expect a decrease to AOCI at December 31, 2022 in a range from approximately $0.6 billion to $0.8 billion.

The decrease in AOCI in our recast of 2021 and 2022 is driven primarily by the difference between the discount rate applied under current GAAP, which is based on an expected investment yield from our current investment strategy, and the single-A discount rate that will be required as a part of the update. The most significant impact relates to our longest duration products. Our investment strategy reflects the illiquid nature of the majority of our liability cash flows and, as a result, the yields in our investment portfolios supporting the cash outflows required for these products are generally higher than a single-A yield. In addition, the discount rates currently applied to reserves for our longest duration products, such as long-term care, include an assumption for long-term yields rising to more historical levels.

Our modified retrospective adoption is expected to result in an increase to net income during 2021 and 2022. We expect the increase in 2021 net income to be between approximately $145 million and $175 million, or between $0.70 and $0.85 per diluted per common share. We expect the increase in 2022 net income to be between approximately $80 million and $110 million, or $0.40 and $0.55 per diluted common share.

The net favorable impact of the recast of our net income for 2021 and 2022 shown above is due primarily to the following changes:

•Updating the lifetime cohort net premium ratios (lifetime loss ratio) for actual experience each reporting period will generally cause earnings patterns to be more consistent from period to period, with variances in experience reflected in earnings over the cohort lifetime. This will result in an unfavorable impact to income for 2021 and 2022.

•Alignment of amortization of deferred acquisition costs to a constant level basis and modification of amortization periods to reflect the expected term of the related contracts could result in either higher or lower income for the affected product lines. This will result in a net favorable impact to income for 2021 and 2022.

•Accelerated recognition of the provision for adverse deviation or other differences from current best estimate values for policies issued prior to the transition date and due to not establishing the provision for policies issued on or after the transition date will generally result in higher income most notably in the initial years after the transition date. This will result in a favorable impact to income for 2021 and 2022.

•Establishing reserves for claims incurred on or after the transition date at interest rates prescribed by the update could result in either higher or lower income for the affected product lines depending on the policy issue date and the interest rate environment at that time. This will result in an unfavorable impact to income for 2021 and a favorable impact to income for 2022.

•Updating cash flow assumptions could result in either higher or lower income. This will result in a favorable impact to income for 2021 and 2022.

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
◦Remeasuring the ceded reserves as a separate cohort of reserves at interest rates prescribed by the update and the resulting change to the cost of reinsurance. The differential in the discount rate applied to the direct and ceded cohorts of business will result in an unfavorable impact to income for 2021 and 2022 partially offset by a decrease in the amortization of the cost of reinsurance as a result of a lower cost of reinsurance.

We do not have products with market risk benefits. This update will also significantly expand our disclosures.

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

Note 2 - Fair Value of Financial Instruments

Fair Value Measurements for Financial Instruments Carried at Fair Value

We report fixed maturity securities, which are classified as available-for-sale securities, derivative financial instruments, and unrestricted equity securities at fair value in our consolidated balance sheets. We report our investments in private equity partnerships at our share of the partnerships' NAV per share or its equivalent as a practical expedient for fair value. See Note 1.

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
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
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

Note 2 - Fair Value of Financial Instruments - Continued

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

Note 2 - Fair Value of Financial Instruments - Continued

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
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
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

At December 31, 2022, approximately 13.0 percent of our fixed maturity securities were valued using active trades from TRACE pricing or market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 87.0 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•71.0 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•15.1 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•0.9 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of December 31, 2022 or 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
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
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		December 31, 2022
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$239.3	Not redeemable	$90.9
		35.7	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	13.4
Total Private Credit		275.0		104.3

Private Equity	(b)	453.6	Not redeemable	377.2
		31.7	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	39.1
Total Private Equity		485.3		416.3

Real Assets	(c)	373.9	Not redeemable	256.3
		60.1	Quarterly / 90 days notice	—
Total Real Assets		434.0		256.3

Total Partnerships		$1,194.3		$776.9

		December 31, 2021
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$240.6	Not redeemable	$143.7
		38.8	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	6.8
Total Private Credit		279.4		150.5

Private Equity	(b)	365.8	Not redeemable	274.3
		18.8	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	50.3
Total Private Equity		384.6		324.6

Real Assets	(c)	256.2	Not redeemable	278.1
		58.4	Quarterly / 90 days notice	—
Total Real Assets		314.6		278.1

Total Partnerships		$978.6		$753.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of December 31, 2022, the estimated remaining life of the investments that do not allow for redemptions is approximately 55 percent in the next 3 years, 34 percent during the period from 3 to 5 years, 9 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of December 31, 2022, the estimated remaining life of the investments that do not allow for redemptions is approximately 35 percent in the next 3 years, 19 percent during the period from 3 to 5 years, 40 percent during the period from 5 to 10 years, and 6 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of December 31, 2022, the estimated remaining life of the investments that do not allow for redemptions is approximately 22 percent in the next 3 years, 28 percent during period from 3 to 5 years and 50 percent during the period from 5 to 10 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used.

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$81.7	$416.5	$—	$—	$498.2
States, Municipalities, and Political Subdivisions	8.7	3,448.3	0.2	—	3,457.2
Foreign Governments	—	827.1	—	—	827.1
Public Utilities	160.1	4,796.8	—	—	4,956.9
Mortgage/Asset-Backed Securities	—	551.3	22.0	—	573.3
All Other Corporate Bonds	4,268.6	20,097.3	158.7	—	24,524.6
Redeemable Preferred Stocks	—	3.5	—	—	3.5
Total Fixed Maturity Securities	4,519.1	30,140.8	180.9	—	34,840.8

Other Long-term Investments
Derivatives
Forwards	—	5.6	—	—	5.6
Foreign Exchange Contracts	—	83.5	—	—	83.5
Total Derivatives	—	89.1	—	—	89.1
Perpetual Preferred and Equity Securities	—	9.6	16.2	—	25.8
Private Equity Partnerships	—	—	—	1,194.3	1,194.3
Total Other Long-term Investments	—	98.7	16.2	1,194.3	1,309.2
Total Financial Instrument Assets Carried at Fair Value	$4,519.1	$30,239.5	$197.1	$1,194.3	$36,150.0

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$48.5	$—	$—	$48.5
Foreign Exchange Contracts	—	25.5	—	—	25.5
Embedded Derivative in Modified Coinsurance Arrangement	—	—	13.9	—	13.9
Total Derivatives	—	74.0	13.9	—	87.9
Total Financial Instrument Liabilities Carried at Fair Value	$—	$74.0	$13.9	$—	$87.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued

	December 31, 2021
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$580.1	$—	$—	$580.1
States, Municipalities, and Political Subdivisions	—	4,714.1	13.4	—	4,727.5
Foreign Governments	—	1,125.8	20.8	—	1,146.6
Public Utilities	230.8	6,140.7	44.5	—	6,416.0
Mortgage/Asset-Backed Securities	—	451.1	187.2	—	638.3
All Other Corporate Bonds	3,288.7	25,673.2	861.5	—	29,823.4
Redeemable Preferred Stocks	—	4.1	—	—	4.1
Total Fixed Maturity Securities	3,519.5	38,689.1	1,127.4	—	43,336.0

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	39.5	—	—	39.5
Total Derivatives	—	39.5	—	—	39.5
Perpetual Preferred and Equity Securities	—	27.9	5.8	—	33.7
Private Equity Partnerships	—	—	—	978.6	978.6
Total Other Long-term Investments	—	67.4	5.8	978.6	1,051.8
Total Financial Instrument Assets Carried at Fair Value	$3,519.5	$38,756.5	$1,133.2	$978.6	$44,387.8

Liabilities
Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$35.0	$—	$—	$35.0
Embedded Derivative in Modified Coinsurance Arrangement	—	—	30.1	—	30.1
Total Derivatives	—	35.0	30.1	—	65.1
Total Financial Instrument Liabilities Carried at Fair Value	$—	$35.0	$30.1	$—	$65.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2022
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) Included in		Purchases	Sales/Maturities	Level 3 Transfers		Fair Value End of Year	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI			Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$13.4	$—	$(0.1)	$—	$—	$0.3	$(13.4)	$0.2	$(0.1)	$—
Foreign Governments	20.8	—	(0.8)	—	(20.0)	—	—	—	(0.8)	—
Public Utilities	44.5	—	(2.8)	—	(12.8)	15.6	(44.5)	—	(2.8)	—
Mortgage/Asset-Backed Securities	187.2	—	(0.3)	20.7	(10.6)	—	(175.0)	22.0	(0.3)	—
All Other Corporate Bonds	861.5	—	(32.0)	25.3	(102.3)	161.9	(755.7)	158.7	(32.0)	—
Total Fixed Maturity Securities	1,127.4	—	(36.0)	46.0	(145.7)	177.8	(988.6)	180.9	(36.0)	—

Perpetual Preferred and Equity Securities	5.8	3.0	—	7.1	—	0.3	—	16.2	—	3.0
Embedded Derivative in Modified Coinsurance Arrangement	(30.1)	16.2	—	—	—	—	—	(13.9)	—	16.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued

	Year Ended December 31, 2021
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) Included in		Purchases	Sales/Maturities	Level 3 Transfers		Fair Value End of Year	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI			Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$15.5	$—	$(2.1)	$—	$—	$—	$—	$13.4	$(2.1)	$—
Foreign Governments	21.8	—	(1.0)	—	—	—	—	20.8	(1.0)	—
Public Utilities	185.7	—	(2.3)	—	(44.0)	36.0	(130.9)	44.5	(2.3)	—
Mortgage/Asset-Backed Securities	81.3	—	(96.0)	—	(72.3)	274.2	—	187.2	(96.0)	—
All Other Corporate Bonds	943.1	—	(24.6)	249.9	(80.2)	77.6	(304.3)	861.5	(24.6)	—
Total Fixed Maturity Securities	1,247.4	—	(126.0)	249.9	(196.5)	387.8	(435.2)	1,127.4	(126.0)	—

Perpetual Preferred and Equity Securities	4.7	0.1	—	1.0	—	—	—	5.8	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	(39.8)	9.7	—	—	—	—	—	(30.1)	—	9.7

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
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
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

	December 31, 2022
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$15.3	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.41% - 5.41% / 5.41% Priced at Par Value
Perpetual Preferred and Equity Securities	16.2	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(13.9)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 0.6%

	December 31, 2021
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$111.8	Market Approach	Volatility of Credit Lack of Marketability	(a) (c)	6.30% - 6.30% / 6.30% 0.14% - 0.73% / 0.51%
Perpetual Preferred and Equity Securities	5.8	Market Approach	Market Convention	(b)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(30.1)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 0.7%

(a)Represents basis point adjustments for credit-specific factors
(b)Represents a decision to price based on par value, cost, owner's equity, or the price of the most recent capital funding round when limited data is available
(c)Represents basis point adjustments to apply a discount due to the illiquidity of an investment
(d)Represents various actuarial assumptions required to derive the liability cash flows. Fair value of embedded derivative is most often driven by the change in the weighted average credit spread to the swap curve for the assets backing the hypothetical loan

Other than market convention, the impact of isolated decreases in unobservable inputs will result in a higher estimated fair value, whereas isolated increases in unobservable inputs will result in a lower estimated fair value. The unobservable input for market convention is not sensitive to input movements. The projected liability cash flows used in the fair value measurement of our Level 3 embedded derivative are based on expected claim payments. If claim payments increase, the projected liability cash flows will increase, resulting in a decrease in the fair value of the embedded derivative. Decreases in projected liability cash flows will result in an increase in the fair value of the embedded derivative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,312.5 million and $3,373.7 million as of December 31, 2022 and 2021, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	December 31, 2022
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,159.5	$—	$2,159.5	$2,435.4
Policy Loans	—	—	3,677.0	3,677.0	3,601.2
Other Long-term Investments
Miscellaneous Long-term Investments	—	17.1	1.3	18.4	18.4
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,176.6	$3,678.3	$5,854.9	$6,055.0

Liabilities
Long-term Debt	$2,288.9	$783.1	$—	$3,072.0	$3,427.8
Other Liabilities
Unfunded Commitments	—	0.7	—	0.7	0.7
Payable for Collateral on FHLB Funding Agreements	—	99.1	—	99.1	99.1
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,288.9	$882.9	$—	$3,171.8	$3,527.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments
Fixed Maturity Securities

At December 31, 2022 and 2021, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	December 31, 2022
	Amortized Cost, Gross of ACL(1)	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$503.8	$—	$20.3	$25.9	$498.2
States, Municipalities, and Political Subdivisions	4,006.0	—	87.1	635.9	3,457.2
Foreign Governments	908.1	—	34.9	115.9	827.1
Public Utilities	5,170.9	—	141.0	355.0	4,956.9
Mortgage/Asset-Backed Securities	592.1	—	8.2	27.0	573.3
All Other Corporate Bonds	26,640.3	—	452.1	2,567.8	24,524.6
Redeemable Preferred Stocks	4.0	—	—	0.5	3.5
Total Fixed Maturity Securities	$37,825.2	$—	$743.6	$3,728.0	$34,840.8

	December 31, 2021
	Amortized Cost, Gross of ACL(1)	ACL(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$460.1	$—	$120.1	$0.1	$580.1
States, Municipalities, and Political Subdivisions	4,150.2	—	584.2	6.9	4,727.5
Foreign Governments	952.0	—	215.3	20.7	1,146.6
Public Utilities	5,266.4	—	1,159.4	9.8	6,416.0
Mortgage/Asset-Backed Securities	587.9	—	50.4	—	638.3
All Other Corporate Bonds	25,966.1	—	3,919.9	62.6	29,823.4
Redeemable Preferred Stocks	4.0	—	0.1	—	4.1
Total Fixed Maturity Securities	$37,386.7	$—	$6,049.4	$100.1	$43,336.0

(1)Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2022
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$246.6	$22.6	$12.2	$3.3
States, Municipalities, and Political Subdivisions	1,920.1	476.1	346.6	159.8
Foreign Governments	160.1	47.9	176.9	68.0
Public Utilities	2,242.2	252.0	255.2	103.0
Mortgage/Asset-Backed Securities	386.6	27.0	0.1	—
All Other Corporate Bonds	15,865.6	1,799.7	2,194.1	768.1
Redeemable Preferred Stocks	3.5	0.5	—	—
Total Fixed Maturity Securities	$20,824.7	$2,625.8	$2,985.1	$1,102.2

	December 31, 2021
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$9.3	$0.1	$—	$—
States, Municipalities, and Political Subdivisions	326.4	6.9	0.4	—
Foreign Governments	234.4	18.9	10.7	1.8
Public Utilities	263.3	9.1	17.6	0.7
Mortgage/Asset-Backed Securities	29.2	—	0.1	—
All Other Corporate Bonds	2,146.3	51.6	199.4	11.0
Total Fixed Maturity Securities	$3,008.9	$86.6	$228.2	$13.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2022
	Amortized Cost, Net of ACL(1)	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,133.5	$2.9	$339.1	$5.7	$791.6
Over 1 year through 5 years	7,090.8	86.7	1,953.2	238.4	4,985.9
Over 5 years through 10 years	10,096.7	294.8	3,538.9	863.8	5,988.8
Over 10 years	18,912.1	351.0	5,013.2	2,593.1	11,656.8
	37,233.1	735.4	10,844.4	3,701.0	23,423.1
Mortgage/Asset-Backed Securities	592.1	8.2	186.6	27.0	386.7
Total Fixed Maturity Securities	$37,825.2	$743.6	$11,031.0	$3,728.0	$23,809.8

	December 31, 2021
	Amortized Cost, Net of ACL(1)	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$767.3	$17.6	$756.0	$0.1	$28.9
Over 1 year through 5 years	6,613.2	540.2	7,050.5	6.0	96.9
Over 5 years through 10 years	10,614.3	1,453.3	10,905.0	26.0	1,136.6
Over 10 years	18,804.0	3,987.9	20,778.4	68.0	1,945.4
	36,798.8	5,999.0	39,489.9	100.1	3,207.8
Mortgage/Asset-Backed Securities	587.9	50.4	609.0	—	29.3
Total Fixed Maturity Securities	$37,386.7	$6,049.4	$40,098.9	$100.1	$3,237.1
(1)Allowance for Credit Losses

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of December 31, 2022:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$32,851.0	$734.6	$3,545.5	95.1%
Below-Investment-Grade	1,989.8	9.0	182.5	4.9
Total Fixed Maturity Securities	$34,840.8	$743.6	$3,728.0	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At December 31, 2022, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

As of December 31, 2022, we held 882 individual investment-grade fixed maturity securities and 112 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 262 investment-grade fixed maturity securities and 16 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as "public utilities" during year ended December 31, 2022 and "all other corporate bonds" during the year ended December 31, 2021, respectively.

	Year Ended December 31
	2022	2021
	(in millions of dollars)
Balance, beginning of period	$—	$6.8
Credit losses on securities for which credit losses were not previously recorded	4.6	—
Change in allowance on securities with allowance recorded in previous period	—	0.5
Change in allowance on securities disposed during the period	(4.6)	(7.3)
Balance, end of period	$—	$—

In the fourth quarter of 2022, the issuer of a fixed maturity security previously classified as "public utilities" entered into a troubled debt restructuring agreement. In order to maximize recovery of the investment, the debt was restructured by way of principal reduction, interest forgiveness, and a debt to equity conversion. Principal owed was reduced by $4.8 million, semi-annual interest payments for the period beginning June 30, 2022 and ending June 30, 2024 were forgiven, and a portion of the remaining debt was converted to equity. As of December 31, 2022, we have received $4.9 million of an equity stake in the restructured entity, and have recorded receivables for $5.2 million and $2.8 million in cash to be received by March 31, 2023 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

December 31, 2023, respectively. The amortized cost of the fixed maturity security prior to the restructuring was $17.7 million, and the restructuring resulted in a total loss of $4.8 million, which was recognized during 2022.

At December 31, 2022, we had commitments of $58.7 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

Variable Interest Entities

We invest in variable interests issued by variable interest entities. These investments, which are passive in nature, include minority ownership interests in private equity partnerships, tax credit partnerships, and special purpose entities. For those variable interests that are not consolidated in our financial statements, we are not the primary beneficiary because we have neither the power to direct the activities that are most significant to economic performance nor the responsibility to absorb a majority of the expected losses. The determination of whether we are the primary beneficiary is performed at the time of our initial investment and at the date of each subsequent reporting period.

As of December 31, 2022, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,195.3 million, comprised of $1.0 million of tax credit partnerships and $1,194.3 million of private equity partnerships. At December 31, 2021, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $987.9 million, comprised of $9.3 million of tax credit partnerships and $978.6 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Income Tax Credits	$8.0	$21.6	$33.2
Amortization, Net of Tax	(5.9)	(15.0)	(21.9)
Income Tax Benefit	$2.1	$6.6	$11.3

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $0.7 million of unfunded unconditional commitments at December 31, 2022. See Note 2 for commitments to fund private equity partnerships.

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

We carry our mortgage loans at amortized cost less the allowance for expected credit losses. The amortized cost of our mortgage loans was $2,444.7 million and $2,568.7 million at December 31, 2022 and 2021, respectively. The allowance for expected credit losses was $9.3 million and $8.3 million at December 31, 2022 and 2021, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $7.7 million and $8.1 million at December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The carrying amount of mortgage loans by property type and geographic region are presented below.

	December 31
	2022		2021
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$688.6	28.3%	$780.0	30.5%
Industrial	745.3	30.6	734.4	28.7
Office	423.0	17.4	467.2	18.2
Retail	534.5	21.9	533.3	20.8
Other	44.0	1.8	45.5	1.8
Total	$2,435.4	100.0%	$2,560.4	100.0%

Region
New England	$52.4	2.2%	$54.9	2.1%
Mid-Atlantic	192.4	7.9	214.7	8.4
East North Central	313.0	12.9	298.4	11.7
West North Central	181.4	7.4	193.1	7.5
South Atlantic	539.3	22.1	582.1	22.7
East South Central	101.8	4.2	120.7	4.7
West South Central	212.6	8.7	243.2	9.6
Mountain	298.7	12.3	290.6	11.3
Pacific	543.8	22.3	562.7	22.0
Total	$2,435.4	100.0%	$2,560.4	100.0%

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

We evaluate each of our mortgage loans individually for impairment and assign an internal credit quality rating based on a comprehensive rating system used to evaluate the credit risk of the loan. The factors we use to derive our internal credit ratings may include the following:

•Loan-to-value ratio based on internal appraisal of property
•Debt service coverage ratio based on current operating income
•Property location, including regional economics, trends, and demographics
•Age, condition, and construction quality of property
•Current and historical occupancy of property
•Lease terms relative to market
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

The following tables present information about mortgage loans by the applicable credit quality indicators:

	December 31
	2022		2021
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Rating
AA	$92.3	3.8%	$27.3	1.1%
A	843.9	34.6	709.6	27.7
BBB	1,458.0	59.9	1,802.6	70.4
BB	41.2	1.7	20.9	0.8
Total	$2,435.4	100.0%	$2,560.4	100.0%

Loan-to-Value Ratio(1)
<= 65%	$1,389.6	57.0%	$1,346.1	52.6%
> 65% <= 75%	937.2	38.5	1,076.8	42.0
> 75% <= 85%	75.0	3.1	114.9	4.5
> 85%	33.6	1.4	22.6	0.9
Total	$2,435.4	100.0%	$2,560.4	100.0%
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

The following table presents the amortized cost of our mortgage loans by year of origination and credit quality indicators for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
	Prior to 2018	2018	2019	2020	2021	2022	Total
	(in millions of dollars)
Internal Rating
AA	$53.8	$27.5	$11.1	$—	$—	$—	$92.4
A	485.0	123.3	96.8	35.9	80.6	24.0	845.6
BBB	534.0	219.8	236.9	134.0	275.8	64.6	1,465.1
BB	35.7	5.9	—	—	—	—	41.6
Total Amortized Cost	1,108.5	376.5	344.8	169.9	356.4	88.6	2,444.7
Allowance for credit losses	(4.3)	(1.8)	(1.3)	(0.6)	(0.8)	(0.5)	(9.3)
Carrying Amount	$1,104.2	$374.7	$343.5	$169.3	$355.6	$88.1	$2,435.4

Loan-to-Value Ratio(1)
<=65%	$782.6	$189.0	$193.9	$81.3	$128.9	$16.9	$1,392.6
>65<=75%	230.2	181.6	150.9	80.1	227.5	71.7	942.0
>75%<=85%	67.5	—	—	8.5	—	—	76.0
>85%	28.2	5.9	—	—	—	—	34.1
Total Amortized Cost	1,108.5	376.5	344.8	169.9	356.4	88.6	2,444.7
Allowance for credit losses	(4.3)	(1.8)	(1.3)	(0.6)	(0.8)	(0.5)	(9.3)
Carrying Amount	$1,104.2	$374.7	$343.5	$169.3	$355.6	$88.1	$2,435.4
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
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

The following tables present a roll forward of allowance for expected credit losses by loan-to-value ratio for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio(1)
<=65%	$2.6	$0.4	$—	$—	$3.0
>65<=75%	4.7	—	—	—	4.7
>75%<=85%	0.7	0.4	—	—	1.1
>85%	0.3	0.2	—	—	0.5
Total	$8.3	$1.0	$—	$—	$9.3

	Year Ended December 31, 2021
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio(1)
<=65%	$3.4	$(0.8)	$—	$—	$2.6
>65<=75%	7.3	(2.6)	—	—	4.7
>75%<=85%	1.3	(0.6)	—	—	0.7
>85%	1.1	(0.8)	—	—	0.3
Total	$13.1	$(4.8)	$—	$—	$8.3
(1)Loan-to Value Ratio utilizes the most recent internal appraisal of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The increase in our estimate of expected losses during the year ended December 31, 2022 is primarily driven by heightened uncertainty surrounding the future macroeconomic outlook and reflects market conditions as of December 31, 2022.The decrease in our estimate of expected losses during the year ended December 31, 2021 is primarily due to improved economic conditions and recovery from COVID-19, especially as it relates to underlying commercial real estate values, and reflects market conditions at December 31, 2021.

There were no troubled debt restructurings during 2022, 2021 or 2020. At December 31, 2022, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the years ended December 31, 2022, 2021, or 2020.

For the years ended December 31, 2022, 2021, and 2020 we had no impaired mortgage loans. We did not recognize any interest income during 2022, 2021 or 2020 on mortgage loans subsequent to impairment.

For the years ended December 31, 2022 and 2021, we had commitments of $5.0 million and $26.3 million, respectively to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. For the year ended December 31, 2022, we had a nominal amount of expected credit losses related to unfunded commitments on our consolidated balance sheets. For the year ended December 31, 2021, we had $0.1 million of expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our investment real estate balance was $71.6 million and $119.5 million at December 31, 2022 and 2021, respectively, and the associated accumulated depreciation was $122.1 million and $171.3 million at December 31, 2022 and 2021, respectively. We did not recognize any impairments related to our real estate during 2022 or 2021. For the year ended December 31, 2020, we recognized $36.6 million in impairments related to certain of our real estate held for investment.

During the first quarter of 2022, we reclassified one property previously held for the production of income to property held for sale. The carrying value of the property was $40.1 million and $40.9 million as of December 31, 2022 and December 31, 2021, respectively, and is primarily recorded within our Corporate segment. The estimated fair value less cost to sell is above the carrying value of the property, and we expect to close the sale of the property in the first quarter of 2023.

During the third quarter of 2022, we reclassified one property previously held for the production of income to property held for sale. The property had a carrying value of $0.8 million as of December 31, 2022 and December 31, 2021, respectively, and is recorded within our Corporate segment. The estimated fair value less cost to sell is above the carrying value for this property, and we expect to close the sale of this property during 2023.

During the third quarter of 2022 we reclassified one additional property previously held for the production of income to property held for sale. In November of 2022, we closed on the sale of this property. At the time of sale the carrying value of this property was $3.4 million, and we recognized a nominal realized gain.

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

As of December 31, 2022, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $152.4 million, for which we received collateral in the form of cash and securities of $88.5 million and $69.8 million, respectively. As of December 31, 2021, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $283.7 million, for which we received collateral in the form of cash and securities of $94.8 million and $198.6 million, respectively. We had no outstanding repurchase agreements at December 31, 2022 or 2021.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	December 31
	2022	2021
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$0.3	$0.1
State, Municipalities, and Political Subdivisions	—	0.1
Public Utilities	6.3	3.1
All Other Corporate Bonds	81.9	91.5
Total Borrowings	$88.5	$94.8
Gross Amount of Recognized Liability for Securities Lending Transactions	88.5	94.8
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	December 31
	2022	2021
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$17.1	$22.1
Advances from FHLB	99.1	160.9

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$527.1	$786.1
Commercial Mortgage Loans	801.9	930.0
Total Carrying Value of Collateral Posted to FHLB	$1,329.0	$1,716.1

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

	December 31, 2022
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$89.1	$—	$89.1	$(38.0)	$(49.4)	$1.7
Securities Lending	152.4	—	152.4	(63.9)	(88.5)	—
Total	$241.5	$—	$241.5	$(101.9)	$(137.9)	$1.7

Financial Liabilities:
Derivatives	$74.0	$—	$74.0	$(73.2)	$—	$0.8
Securities Lending	88.5	—	88.5	(88.5)	—	—
Total	$162.5	$—	$162.5	$(161.7)	$—	$0.8

	December 31, 2021
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$39.5	$—	$39.5	$(9.8)	$(28.4)	$1.3
Securities Lending	283.7	—	283.7	(188.9)	(94.8)	—
Total	$323.2	$—	$323.2	$(198.7)	$(123.2)	$1.3

Financial Liabilities:
Derivatives	$35.0	$—	$35.0	$(34.0)	$—	$1.0
Securities Lending	94.8	—	94.8	(94.8)	—	—
Total	$129.8	$—	$129.8	$(128.8)	$—	$1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Fixed Maturity Securities	$1,849.8	$1,888.2	$2,164.0
Derivatives	57.8	68.6	78.7
Mortgage Loans	101.5	105.0	108.9
Policy Loans	20.0	19.7	20.0
Other Long-term Investments
Perpetual Preferred Securities[1]	5.0	6.9	(2.1)
Private Equity Partnerships[2]	110.1	165.4	19.8
Other	9.4	5.5	3.9
Short-term Investments	20.0	1.3	10.5
Gross Investment Income	2,173.6	2,260.6	2,403.7
Less Investment Expenses	39.4	35.1	30.6
Less Investment Income on Participation Fund Account Assets	12.0	12.3	12.4
Net Investment Income	$2,122.2	$2,213.2	$2,360.7

1 The net unrealized gain (loss) recognized in net investment income for the year ended December 31, 2022 related to perpetual preferred securities still held at December 31, 2022 was $2.8 million. The net unrealized gain (loss) recognized in net investment income for the years ended December 31, 2021 and 2020 related to perpetual preferred securities still held at year-end was $4.4 million and $(4.6) million, respectively

2 Represents a net unrealized gain for the year ended December 31, 2022 related to private equity partnerships still held at December 31, 2022 of $124.1 million, reduced by net management fees and partnership expenses of $(14.0) million. For the years ended December 31, 2021 and 2020, the net unrealized gain related to private equity partnerships still held at year-end was $177.7 million and $29.1 million, respectively, reduced by net management fees and partnership expenses of $(12.3) million and $(9.3) million, respectively. See Note 2 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Investment Gain and Loss

Investment gains and losses are as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales[1]	$2.3	$76.2	$1,332.8
Gross Losses on Sales	(28.8)	(11.5)	(20.3)
Credit Losses	(4.6)	(9.3)	(53.6)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.4	5.8	1.9
Gross Losses on Sales	—	—	(0.3)
Impairment Loss	—	—	(36.6)
Change in Allowance for Credit Losses	(1.0)	4.7	(4.6)
Embedded Derivative in Modified Coinsurance Arrangement	16.2	9.7	(17.0)
All Other Derivatives	2.6	3.1	(2.5)
Foreign Currency Transactions	(3.8)	(2.0)	(0.7)
Net Investment Gain (Loss)	$(15.7)	$76.7	$1,199.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments
Purpose of Derivatives

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, credit risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, credit default swaps, and total return swaps. Transactions hedging interest rate risk are primarily associated with our individual and group long-term care and individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes. We do not use derivative financial instruments for speculative purposes.

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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2022 and 2021, we had $1.7 million and $1.3 million credit exposure on derivatives, respectively. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	December 31
	2022	2021
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$49.4	$32.0
Carrying Value of Collateral Posted to Counterparties
Cash	$5.1	$—
Fixed Maturity Securities	39.6	27.6
	$44.7	$27.6

See Note 3 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $74.0 million and $35.0 million at December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
Cash Flow Hedges

As of December 31, 2022 and 2021, we had $168.9 million and $181.3 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

During 2022 we entered into $779.0 million of notional forward benchmark interest rate locks in order to hedge the anticipated purchase of fixed maturity securities. As of December 31, 2022, we had $764.0 million notional amount of forward benchmark interest rate locks.

During 2021, we entered into a $250.0 million notional forward benchmark interest rate lock in order to hedge the interest rate risk associated with the cash flows related to the early redemption of certain of our debt securities. We terminated the interest rate lock in 2021 and recognized a loss of $1.2 million that was reported as a cost related to the early retirement of debt in our income statement.

During the fourth quarter of 2020 and the first quarter of 2021, in connection with the Closed Block individual disability reinsurance transaction, we reclassified $30.7 million and $0.6 million, respectively, of deferred gains from accumulated other comprehensive income into earnings included in the net investment gain (loss) line item on our income statement. The deferred gains were related to previously terminated interest rate swaps designated as hedging instruments of fixed maturity securities in the Closed Block individual disability product line. See Note 12 for further discussion.

As of December 31, 2022, we expect to amortize approximately $35.4 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2022, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2052.

Fair Value Hedges

As of December 31, 2022 and 2021, we had $557.8 million and $498.5 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following table summarizes the carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$394.4	$466.3	$(24.8)	$2.0

For the years ended December 31, 2022, 2021, and 2020, $17.6 million, $16.6 million, and $(1.8) million, respectively, of the derivative instruments' gain (loss) was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
Derivatives not Designated as Hedging Instruments

As of December 31, 2022 and 2021, we held $132.0 million and $148.2 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of December 31, 2022, we held no single name credit default swaps. As of December 31, 2021, we held $11.6 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of December 31, 2022 and 2021, we held $54.3 million and $41.7 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

As of December 31, 2022 and 2021, we held $76.9 million and $89.2 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

We have an embedded derivative in a modified coinsurance arrangement for which we include in our net investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract. There are no credit-related counterparty triggers, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down.

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

	December 31, 2022
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$764.0	$1.6	$48.4
Foreign Currency Interest Rate Swaps	168.9	17.5	3.1
Total Cash Flow Hedges	932.9	19.1	51.5

Fair Value Hedges
Foreign Currency Interest Rate Swaps	557.8	66.0	5.4

Total Designated as Hedging Instruments	$1,490.7	$85.1	$56.9

Not Designated as Hedging Instruments
Foreign Currency Forwards	$54.3	$4.0	$0.1
Foreign Currency Interest Rate Swaps	132.0	—	17.0
Total Return Swaps	76.9	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	—	13.9
Total Not Designated as Hedging Instruments	$263.2	$4.0	$31.0

Total Derivatives	$1,753.9	$89.1	$87.9

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

	Year Ended December 31, 2022
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,122.2	$(15.7)	$188.5

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	200.0	—	2.9
Derivatives Designated as Hedging Instruments	51.0	—	—
Foreign Exchange Contracts:
Hedged items	12.3	(2.3)	—
Derivatives Designated as Hedging Instruments	(0.8)	1.8	—
Forward Benchmark Interest Rate Locks:
Hedged items	0.5	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged items	11.6	(26.8)	—
Derivatives Designated as Hedging Instruments	7.3	26.8	—

	Year Ended December 31, 2021
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,213.2	$76.7	$185.0

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	220.4	2.7	29.2
Derivatives Designated as Hedging Instruments	64.6	2.0	5.0
Foreign Exchange Contracts:
Hedged items	13.0	(0.1)	—
Derivatives Designated as Hedging Instruments	1.8	(0.1)	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged items	9.8	(22.3)	—
Derivatives Designated as Hedging Instruments	4.6	22.3	—

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
Foreign Exchange Contracts:
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

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$(49.8)	$(0.6)	$—
Foreign Exchange Contracts	7.4	2.2	(5.4)
Total	$(42.4)	$1.6	$(5.4)

The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Net Investment Gain (Loss)
Credit Default Swaps	$—	$(0.3)	$(0.5)
Foreign Exchange Contracts	2.7	3.4	(2.0)
Embedded Derivative in Modified Coinsurance Arrangement	16.2	9.7	(17.0)
Total	$18.9	$12.8	$(19.5)

Other Expenses
(Gain) Loss on Total Return Swaps	$18.9	$(8.5)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss)
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Net Gain (Loss) on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balances at December 31, 2019	$615.9	$187.8	$(281.6)	$(484.8)	$37.3
Other Comprehensive Income (Loss) Before Reclassifications	405.6	(5.7)	20.3	(60.8)	359.4
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	46.2	(84.3)	—	15.6	(22.5)
Net Other Comprehensive Income (Loss)	451.8	(90.0)	20.3	(45.2)	336.9
Balances at December 31, 2020	1,067.7	97.8	(261.3)	(530.0)	374.2
Other Comprehensive Income (Loss) Before Reclassifications	(169.9)	14.7	(12.6)	116.3	(51.5)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	64.4	(50.7)	—	17.7	31.4
Net Other Comprehensive Income (Loss)	(105.5)	(36.0)	(12.6)	134.0	(20.1)
Balances at December 31, 2021	962.2	61.8	(273.9)	(396.0)	354.1
Other Comprehensive Income (Loss) Before Reclassifications	(3,009.2)	(30.4)	(115.2)	49.7	(3,105.1)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	23.2	(41.0)	—	12.2	(5.6)
Net Other Comprehensive Income (Loss)	(2,986.0)	(71.4)	(115.2)	61.9	(3,110.7)
Balances at December 31, 2022	$(2,023.8)	$(9.6)	$(389.1)	$(334.1)	$(2,756.6)

The net unrealized gain (loss) on securities consists of the following components:

	December 31				Change for the Year Ended December 31
	2022	2021	2020	2019	2022	2021	2020
	(in millions of dollars)
Fixed Maturity Securities	$(2,984.4)	$5,949.3	$7,597.6	$6,364.4	$(8,933.7)	$(1,648.3)	$1,233.2
Deferred Acquisition Costs	11.3	(70.4)	(85.1)	(62.7)	81.7	14.7	(22.4)
Reserves for Future Policy and Contract Benefits	566.7	(4,659.5)	(6,225.6)	(5,803.1)	5,226.2	1,566.1	(422.5)
Reinsurance Recoverable	(18.1)	132.1	200.2	424.7	(150.2)	(68.1)	(224.5)
Income Tax	400.7	(389.3)	(419.4)	(307.4)	790.0	30.1	(112.0)
Total	$(2,023.8)	$962.2	$1,067.7	$615.9	$(2,986.0)	$(105.5)	$451.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss) - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Gain (Loss)
Gain (Loss) on Sales on Securities	$(24.8)	$60.8	$1,279.7
Credit Losses on Fixed Maturity Securities	(4.6)	(9.3)	(53.6)
Loss on Benefits and Change in Reserves for Future Benefits	—	(133.1)	(1,284.5)
	(29.4)	(81.6)	(58.4)
Income Tax Benefit	(6.2)	(17.2)	(12.2)
Total	$(23.2)	$(64.4)	$(46.2)

Net Gain (Loss) on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$51.1	$60.6	$74.1
Gain (Loss) on Foreign Exchange Contracts	(1.0)	1.7	2.0
Net Investment Gain (Loss)
Gain on Interest Rate Swaps	—	2.0	32.0
Gain (Loss) on Foreign Exchange Contracts	1.8	(0.1)	0.1
Interest and Debt Expense
Loss on Interest Rate Swaps	—	—	(1.5)
	51.9	64.2	106.7
Income Tax Expense	10.9	13.5	22.4
Total	$41.0	$50.7	$84.3

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(15.7)	$(22.6)	$(19.8)
Amortization of Prior Service Credit	0.2	0.2	0.1
Curtailment Gain	—	—	(0.1)
	(15.5)	(22.4)	(19.8)
Income Tax Benefit	(3.3)	(4.7)	(4.2)
Total	$(12.2)	$(17.7)	$(15.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses
Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2022	2021	2020
	(in millions of dollars)
Balance at January 1	$23,664.7	$24,180.2	$23,076.7
Less Reinsurance Recoverable	8,697.8	8,378.9	2,246.8
Net Balance at January 1	14,966.9	15,801.3	20,829.9

Incurred Related to
Current Year	6,721.3	7,252.6	6,327.8
Prior Years
Interest	595.6	683.4	997.8
All Other Incurred	(646.0)	(719.5)	878.7
Foreign Currency	(235.9)	(23.4)	65.9
Total Incurred	6,435.0	7,193.1	8,270.2

Paid Related to
Current Year	(3,062.9)	(3,263.4)	(2,727.0)
Prior Years	(3,786.0)	(3,774.1)	(4,430.3)
Total Paid	(6,848.9)	(7,037.5)	(7,157.3)

Reserves Ceded Pursuant to Reinsurance Transaction	—	(990.0)	(6,141.5)

Net Balance at December 31	14,553.0	14,966.9	15,801.3
Plus Reinsurance Recoverable	8,279.8	8,697.8	8,378.9
Balance at December 31	$22,832.8	$23,664.7	$24,180.2

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

"Incurred Related to Prior Years - All Other Incurred" shown in the preceding chart reflects the current year development of the prior year unpaid claims and claim adjustment expenses. For all years presented this line item includes reserve assumption updates as discussed in the following paragraphs. For 2021 and 2020, this amount includes the increase in benefits and change in reserves for future benefits resulting from the realization of previously unrealized investment gains and losses as a result of both phases of the Closed Block individual disability reinsurance transaction. Excluding the reserve assumption updates and impacts from the reinsurance transaction, the variability exhibited year over year is primarily caused by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves, primarily in our Unum US group long-term disability and Closed Block long-term care product lines. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reserve Assumption Updates

During 2022, we completed our annual review of policy and claim reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during 2022, we updated our reserve assumptions to reflect our current estimate of future benefits obligations and determined that our claim reserves in our Unum US group long-term disability product line and our waiver of premium reserves for our Unum US group life product line should be reduced by $121.0 million and $34.0 million, respectively, due primarily to sustained improvement in claim recovery trends since our last assumption update, partially offset by lower social security benefit offsets for our group long-term disability product line. As a result, a reduction of approximately $155.0 million, which can be primarily attributed to prior year incurred claims, impacts the results shown in the preceding chart. We also increased our claim reserves for the reinsured portion of our Closed Block individual disability product line by $193.9 million resulting primarily from updates to mortality assumptions for the advanced age portion of our claimant population. This increase is entirely related to the block that was ceded as a part of the Closed Block individual disability reinsurance transaction with Commonwealth Annuity and Life Insurance Company (Commonwealth). As a result, the increase in the Closed Block individual disability claim reserves had no impact on the net activity shown in the preceding chart.

During 2021, we completed our annual review of policy and claim reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during 2021, we updated our reserve assumptions and determined that our claim reserves should be reduced by $215.0 million in our Unum US group long-term disability product line due primarily to sustained improvement in claim recovery trends since our last assumption update. We also increased our claim reserves for our Closed Block long-term care and individual disability product lines by $2.1 million and $6.4 million, respectively, to reflect our current estimate of future benefit obligations. As a result, a net reduction of approximately $206.5 million, which can be primarily attributed to prior year incurred claims, impacts the results shown in the preceding chart. We also increased policy reserves in our Closed Block group pension product line by $25.1 million as a result of this review which did not affect the results shown in the preceding chart.

During 2020, we completed our annual review of policy reserve adequacy, which incorporated our most recent experience and included a review of all material assumptions. Based on our analysis, during 2020, we updated our interest rate and premium rate increase reserve assumptions and determined that our Closed Block long-term care policy and claim reserves should be increased by $151.5 million, of which $7.0 million was related to our liability for unpaid claims and claims adjustment expenses, which can be primarily attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart. We also increased policy reserves in our Closed Block group pension product line by $17.5 million as a result of this review which did not affect the results shown in the preceding chart.

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
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2022	2021	2020
	(in millions of dollars)
Policy and Contract Benefits	$1,839.8	$1,907.7	$1,855.4
Reserves for Future Policy and Contract Benefits	42,330.2	48,007.5	49,653.0
Total	44,170.0	49,915.2	51,508.4
Less:
Life Reserves for Future Policy and Contract Benefits	8,428.5	8,457.1	8,371.7
Accident and Health Active Life Reserves	13,475.4	13,133.9	12,730.9
Adjustment Related to Unrealized Investment Gains (Losses)	(566.7)	4,659.5	6,225.6
Liability for Unpaid Claims and Claim Adjustment Expenses	$22,832.8	$23,664.7	$24,180.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax
Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Net Income	$317.2	$238.8	$171.0
Stockholders' Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gain (Loss) on Securities Before Adjustment	(1,890.8)	(346.9)	250.2
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	1,100.8	316.8	(138.2)
Change in Net Gain (Loss) on Hedges	(19.2)	(9.8)	(23.8)
Change in Foreign Currency Translation Adjustment	(0.1)	4.2	(4.3)
Change in Unrecognized Pension and Postretirement Benefit Costs	18.9	42.1	(34.8)
Total	$(473.2)	$245.2	$220.1

A reconciliation of the income tax provision at the U.S. federal statutory rate to the income tax rate as reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2022	2021	2020
Statutory Income Tax	21.0%	21.0%	21.0%
Net Operating Loss Carryback	—	(0.7)	(3.8)
Tax Exempt Income	(1.1)	(1.1)	(0.8)
Tax Credits	(0.3)	(0.9)	(1.3)
Policyholder Reserves	(1.9)	2.4	0.7
Other Items, Net	1.7	1.8	1.9
Effective Tax	19.4%	22.5%	17.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued
Our net deferred tax asset (liability) consists of the following.

	December 31
	2022	2021
	(in millions of dollars)
Deferred Tax Asset
Invested Assets	$664.9	$—
Reserves	—	889.7
Employee Benefits	158.3	176.6
Other	34.4	57.5
Gross Deferred Tax Asset	857.6	1,123.8
Less: Valuation Allowance	10.3	12.7
Net Deferred Tax Asset	847.3	1,111.1

Deferred Tax Liability
Deferred Acquisition Costs	113.1	134.9
Fixed Assets	48.9	71.1
Invested Assets	—	1,144.9
Reserves	43.2	—
Cost of Reinsurance	156.8	171.6
Other	44.7	47.0
Gross Deferred Tax Liability	406.7	1,569.5
Net Deferred Tax Asset (Liability)	$440.6	$(458.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued
Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Income Before Tax
Domestic	$1,492.8	$957.0	$924.7
Foreign	138.6	106.0	39.3
Total	$1,631.4	$1,063.0	$964.0

Current Tax Expense (Benefit)
Federal	$306.5	$180.7	$(98.4)
State and Local	12.7	2.6	1.5
Foreign	154.3	29.5	(19.7)
Total	473.5	212.8	(116.6)

Deferred Tax Expense (Benefit)
Federal	20.9	13.3	250.5
State and Local	1.1	(2.2)	1.0
Foreign	(178.3)	14.9	36.1
Total	(156.3)	26.0	287.6

Total Tax Expense	$317.2	$238.8	$171.0

On June 10, 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax increase from 19 percent to 25 percent, effective April 1, 2023, which resulted in $24.2 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in 2021. On July 22, 2020, the Finance Act 2020 was enacted, resulting in a U.K. tax rate increase from 17 percent to 19 percent, retroactively effective April 1, 2020, which resulted in $9.3 million of additional tax expense for the revaluation of our deferred tax assets and liabilities in 2020. In addition, we recorded a tax benefit of $36.5 million in 2020 for tax losses that were carried back to a tax year in which the U.S. statutory tax rate was 35 percent pursuant to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

As of December 31, 2022, our plans for future repatriations of cash from our foreign subsidiaries can include no more than the amount of capital above that which is required by U.K. regulatory capital requirements.  The remainder of our investment in our foreign subsidiaries is indefinitely reinvested.

Our consolidated statements of income include the following changes in unrecognized tax benefits.

	December 31
	2022	2021	2020
	(in millions of dollars)
Balance at Beginning of Year	$198.8	$219.7	$241.0
Decreases for Tax Positions Related to Prior Years	(21.0)	(20.9)	(21.0)
Lapse of the Applicable Statute of Limitations	(0.4)	—	(0.3)
Balance at End of Year	177.4	198.8	219.7
Less Tax Attributable to Temporary Items Included Above	(63.5)	(84.7)	(105.9)
Total Unrecognized Tax Benefits That if Recognized Would Affect the Effective Tax Rate	$113.9	$114.1	$113.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued
In 2018, we recorded $261.1 million gross unrecognized tax benefits for a policyholder reserves position taken on our 2017 federal tax return, which if recognized, would decrease our tax expense by $112.9 million. The balances of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility are $63.5 million at December 31, 2022, $84.7 million at December 31, 2021, and $105.9 million at December 31, 2020. It is reasonably possible that this item could reverse in the next 12 months following review by the IRS. We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense. We recognized $7.8 million, $5.5 million, and $7.8 million of interest expense related to unrecognized tax benefits during 2022, 2021, and 2020, respectively. The liability for net interest expense on uncertain tax positions was approximately $34.0 million, $26.2 million, and $20.6 million as of December 31, 2022, 2021, and 2020, respectively.

We file federal and state income tax returns in the United States and in foreign jurisdictions. Tax year 2017 and tax years subsequent to 2018 remain subject to examination by the IRS. All major foreign jurisdictions remain subject to examination for tax years subsequent to 2020 with the exception of Poland for which tax years subsequent to 2016 remain subject to examination. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

We file state income tax returns in nearly every state in the United States. Tax years subsequent to 2016 remain subject to examination depending on the statute of limitation established by the various states, which is generally three to four years.

As of December 31, 2022, we have no federal net operating loss or capital loss carryforwards. We have net operating loss carryforwards for state and local income tax of approximately $187.6 million, most of which is expected to expire unused between 2023 and 2042.

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.  Our valuation allowance was $10.3 million and $12.7 million at December 31, 2022 and 2021, respectively, the majority of which related to our cumulative deferred state income tax benefits. The de minimis remaining amount of our valuation allowance relates to unrealized tax losses on buildings which we own and occupy in the U.K. We recorded a decrease in our valuation allowance of $2.4 million during 2022 and a decrease of $1.8 million in 2021, primarily in other comprehensive income.

Total income taxes paid during 2022 were $375 million. Total income taxes refunded during 2021 were $51 million. Total income taxes paid during 2020 were $200 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt
Debt consists of the following:

			December 31
			2022	2021
	Interest Rates	Maturities	(in millions of dollars)
Outstanding Principal
Senior Notes issued 1998	6.750 - 7.250%	2028	$335.8	$335.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2014	4.000%	2024	—	350.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2019	4.000%	2029	400.0	400.0
Senior Notes issued 2019	4.500%	2049	450.0	450.0
Senior Notes issued 2021	4.125%	2051	600.0	600.0
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	18.5	20.5
Junior Subordinated Debt Securities issued 1998	7.405%	2038	189.7	203.7
Junior Subordinated Debt Securities issued 2018	6.250%	2058	300.0	300.0
Term Loan issued 2022	Variable	2027	350.0	—
Less:
Unamortized Net Premium			2.5	2.3
Unamortized Debt Issuance Costs			(33.2)	(34.6)
Total Long-term Debt			$3,427.8	$3,442.2

Short-term Debt
Medium-term Notes Issued 1990	7.000%	2023	2.0	—

Total Debt			$3,429.8	$3,442.2

Long-term debt is comprised of our unsecured notes, which consist of our senior notes, medium-term notes, and term loan facility, and rank highest in priority, followed by our junior subordinated debt securities. The senior notes are callable and may be redeemed, in whole or in part, at any time. The term loan facility is callable and may be redeemed at par at any time. The medium-term notes are non-callable and the junior subordinated debt securities are callable under limited, specified circumstances.

The aggregate contractual principal maturities are $2.0 million in 2023, $275.0 million in 2025, $350.0 million in 2027 and $2,833.5 million thereafter.

Unsecured Notes

In August 2022, we redeemed $350.0 million aggregate principal amount of our 4.000% senior notes due 2024, for which we incurred costs of $3.0 million and has been recorded within cost related to the early retirement of debt in the consolidated statements of income and is included within our Corporate segment.

In June 2021, we issued $600.0 million of 4.125% senior notes due 2051. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

In September 2020, our $400.0 million 5.625% senior unsecured notes matured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt- Continued
In May 2020, we issued $500.0 million of 4.500% senior notes due 2025. In June 2021, we purchased and retired these senior notes, for which we incurred costs of $67.3 million and has been recorded within cost related to the early retirement of debt in the consolidated statements of income and is included within our Corporate segment.

Term Loan Facility

In August 2022, we entered into a five-year $350.0 million senior unsecured delayed draw term loan facility with a syndicate of lenders. Also in August 2022 , we drew the entire amount of the term loan facility, which is scheduled to mature in August 2027. Amounts due under the term loan facility incur interest based on the prime rate, the federal funds rate, or the Secured Overnight Financing Rate (SOFR). The proceeds from the term loan facility were used to redeem $350.0 million aggregate principal amount of our 4.000% senior notes due 2024.

Borrowings under the term loan facility are subject to financial covenants, negative covenants, and events of default that are customary. The term loan facility includes financial covenants based on our leverage ratio and consolidated net worth.

Senior Secured Notes

In 2007, Northwind Holdings, LLC (Northwind Holdings), a wholly-owned subsidiary of Unum Group, issued $800.0 million of insured, senior secured notes, bearing interest at a floating rate equal to the three month LIBOR plus 0.78% (the Northwind notes) in a private offering.

Northwind Holdings made periodic principal payments on the Northwind notes of $45.0 million in 2020. In December 2020, Northwind Holdings redeemed the remaining $35.0 million of principal on the Northwind notes, and was released of any contractual collateral requirements.

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

In September 2022, pursuant to privately negotiated transactions, we purchased, and the Trust retired, $14.0 million aggregate liquidation amount of the Trust's 7.405% capital securities due 2038, which resulted in the reduction of a corresponding principal amount of our 7.405% junior subordinated debt securities due 2038 then held by the Trust. We incurred costs of $1.2 million related to the early retirement of the junior subordinated debt securities.

Interest Paid

Interest paid on long-term and short-term debt and related securities during 2022, 2021, and 2020 was $172.9 million, $181.6 million, and $178.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt- Continued
Credit Facilities

In April 2022, we amended and restated our existing credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The credit facility, which was previously set to expire in April 2024, was extended through April 2027. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Certain of our traditional U.S. life insurance subsidiaries, Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), and Colonial Life & Accident Insurance Company, joined the agreement and may borrow under the credit facility, and we can elect to add additional insurance subsidiaries to the facility at any later date. Any obligation of a subsidiary under the credit facility is several only and not joint and is subject to an unconditional guarantee by Unum Group. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility also provides for the issuance of letters of credit subject to certain terms and limitations. The credit facility provides for borrowings at an interest rate based on the prime rate, the federal funds rate or the SOFR. At December 31, 2022, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

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

Facility Agreement for Contingent Issuance of Senior Notes

During November 2021, we entered into a 20-year facility agreement with a Delaware trust in connection with the sale by the trust of $400.0 million of pre-capitalized trust securities in a Rule 144A private placement. The trust invested the proceeds from the sale of the trust securities in a portfolio of principal and interest strips of U.S. Treasury securities. The facility agreement provides us the right to issue and sell to the trust, on one or more occasions, up to an aggregate principal amount outstanding at any one time of $400.0 million of our 4.046% senior notes which would be due August 15, 2041 in exchange for U.S. Treasury securities held by the trust. These senior notes will not be issued unless and until the issuance right is exercised. In return, we will pay a semi-annual facility fee to the trust at a rate of 2.225% per year on the unexercised portion of the maximum amount of senior notes that we could issue and sell to the trust and we will reimburse the trust for its expenses. We may also direct the trust to grant the right to exercise the issuance right with respect to all or a designated amount of the senior notes to one or more assignees (who are our consolidated subsidiaries or persons to whom we have an obligation).

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

Amortization Period of Actuarial Gain or Loss and Prior Service Cost or Credit

Because all participants in the U.S. and U.K. pension plans are considered inactive, we amortize the net actuarial gain or loss and prior service credit or cost for these plans over the average remaining life expectancy of the plans. As of December 31, 2022, the estimate of the average remaining life expectancy of the plans was approximately 24 years for the U.S. plan and 28 years for the U.K. plan. For the OPEB plan, we amortize the net actuarial gain or loss and prior service credit or cost for this plan over the average remaining future working lifetime for active participants in the plan. As of December 31, 2022, the estimate of the average remaining future working lifetime was approximately 2 years for the OPEB plan.

The following table provides the changes in the benefit obligation and fair value of plan assets and the funded status of the plans.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2022	2021	2022	2021	2022	2021
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$2,207.5	$2,277.2	$278.3	$300.0	$110.3	$120.5
Service Cost	7.7	9.6	—	—	—	—
Interest Cost	67.2	65.0	5.0	4.2	3.0	3.0
Plan Participant Contributions	—	—	—	—	0.1	0.1
Actuarial Gain (1)	(604.1)	(57.9)	(92.4)	(18.0)	(19.4)	(3.0)
Benefits and Expenses Paid	(92.8)	(86.4)	(5.4)	(5.2)	(10.1)	(10.3)
Change in Foreign Exchange Rates	—	—	(27.6)	(2.7)	—	—
Benefit Obligation at End of Year	$1,585.5	$2,207.5	$157.9	$278.3	$83.9	$110.3

Accumulated Benefit Obligation at December 31	$1,585.5	$2,207.5	$158.0	$276.5	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,801.7	$1,710.9	$303.7	$294.1	$9.0	$9.3
Actual Return on Plan Assets	(410.6)	167.6	(128.4)	18.0	0.1	0.1
Employer Contributions	10.0	9.6	—	—	9.4	9.8
Plan Participant Contributions	—	—	—	—	0.1	0.1
Benefits and Expenses Paid	(92.8)	(86.4)	(5.4)	(5.2)	(10.1)	(10.3)
Change in Foreign Exchange Rates	—	—	(29.4)	(3.2)	—	—
Fair Value of Plan Assets at End of Year	$1,308.3	$1,801.7	$140.5	$303.7	$8.5	$9.0

Underfunded (Overfunded) Status	$277.2	$405.8	$17.4	$(25.4)	$75.4	$101.3

(1) The actuarial gains recognized in 2022 and 2021 for the U.S., OPEB, and U.K. plans were primarily driven by increases in the discount rate assumption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2022 and 2021 are as follows.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2022	2021	2022	2021	2022	2021
	(in millions of dollars)
Current Liability	$8.8	$8.4	$—	$—	$1.1	$1.4
Noncurrent Liability	268.4	397.4	17.4	—	74.3	99.9
Noncurrent Asset	—	—	—	(25.4)	—	—
Underfunded (Overfunded) Status	$277.2	$405.8	$17.4	$(25.4)	$75.4	$101.3

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(517.8)	$(621.8)	$(83.7)	$(42.9)	$31.6	$13.6
Prior Service Credit (Cost)	(0.6)	(0.6)	(0.2)	(0.2)	2.5	2.7
	(518.4)	(622.4)	(83.9)	(43.1)	34.1	16.3
Income Tax	213.5	239.2	19.5	9.1	1.1	4.9
Total Included in Accumulated Other Comprehensive Income (Loss)	$(304.9)	$(383.2)	$(64.4)	$(34.0)	$35.2	$21.2

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2022 and 2021.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2022	2021	2022	2021	2022	2021
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(383.2)	$(494.6)	$(34.0)	$(54.7)	$21.2	$19.3
Net Actuarial Gain (Loss)
Amortization	16.3	21.3	0.4	1.3	(1.0)	—
All Other Changes	87.7	124.8	(41.2)	26.3	19.0	2.6
Prior Service Credit (Cost)
Amortization	—	—	—	—	(0.2)	(0.2)
Change in Income Tax	(25.7)	(34.7)	10.4	(6.9)	(3.8)	(0.5)
Accumulated Other Comprehensive Income (Loss) at End of Year	$(304.9)	$(383.2)	$(64.4)	$(34.0)	$35.2	$21.2

Plan Assets

The objective of our U.S. pension and OPEB plans is to maximize long-term return, within acceptable risk levels, in a manner that is consistent with the fiduciary standards of the Employee Retirement Income Security Act (ERISA), while maintaining sufficient liquidity to pay current benefits and expenses.

Our U.S. qualified defined benefit pension plan assets include a diversified blend of domestic, international, global, and emerging market equity securities, fixed income securities, opportunistic credit securities, real estate investments, alternative investments, and cash equivalents.  Equity securities are comprised of funds and individual securities that are benchmarked against the respective indices specified below. International and global equity funds may allocate a certain percentage of assets to forward currency contracts. Fixed income securities include funds and U.S. government and agency asset-backed securities, treasury futures contracts, corporate investment-grade bonds, private placement securities, and bonds issued by states or other municipalities. Opportunistic credits consist of investments in funds that hold varied fixed income investments purchased at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
depressed values with the intention to later sell those investments for a gain. Real estate investments consist primarily of funds that hold commercial real estate investments. Alternative investments, which include private equity direct investments and private equity funds of funds, utilize proprietary strategies that are intended to have a low correlation to the U.S. stock market. Prohibited investments include, but are not limited to, unlisted securities, options, short sales, and investments in securities issued by Unum Group or its affiliates. The invested asset classes, asset types, and benchmark indices for our U.S. qualified defined benefit pension plan is as follows. We target approximately 38 percent to equity securities, 30 percent to fixed income securities, and 32 percent to opportunistic credits, alternative, and real estate investments.

Asset Class	Asset Type	Benchmark Indices
Equity Securities	Collective funds; Individual holdings	Morgan Stanley Capital International (MSCI) World Index
Fixed Income	Collective funds; Individual holdings	Bloomberg Barclays Long Corporate Index; Custom Index
Opportunistic Credits	Collective fund	Custom Index
Real Estate	Collective fund	Custom Index
Alternative Investments (Private Equity)	Fund of funds; Direct investments	Custom Index

The investment strategy for our U.K. pension includes increasing the funded ratio in a risk-controlled manner where the risk taken in the investment strategy reduces as the funded status of the plan increases. Assets for our U.K. pension plan are invested in a portfolio of diversified growth assets as well as a portfolio of fixed income and index-linked securities. The portfolio of growth assets consists of funds invested primarily in global equity securities, investment-grade and below-investment-grade fixed interest securities, including emerging market securities as well as diversified alternatives. The portfolio of fixed interest and index-linked securities are invested primarily in leveraged interest rate and inflation-linked gilt funds of varying durations designed to broadly match the interest rate and inflation sensitivities of the plan's liabilities. At December 31, 2022, our target allocation was approximately 50 percent to growth assets and 50 percent to fixed interest and index-linked securities. When the funded status of the plan increases, we utilize a de-risking framework whereby the allocation to fixed interest and index-linked securities increases and the allocation to growth assets is lowered. Simultaneously, the hedge ratio of interest rate and inflation risk will increase with the intention of reducing funding level volatility. There are no categories of investments that are specifically prohibited by the U.K. plan, but there are general guidelines that ensure prudent investment action is taken. Such guidelines include the prevention of the plan from using derivatives for speculative purposes and limiting the concentration of risk in any one type of investment.

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

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
Global	$57.4	$—	$—	$405.7	$463.1
Fixed Income Securities:
U.S. Government and Agencies[1]	194.0	21.7	—	—	215.7
Corporate	—	—	—	129.6	129.6
Non-U.S. Emerging Markets	—	—	—	54.0	54.0
Opportunistic Credits	—	—	—	132.3	132.3
Real Estate	—	—	—	164.2	164.2
Alternative Investments:
Private Equity Direct Investments	—	—	—	74.5	74.5
Private Equity Funds of Funds	—	—	—	47.6	47.6
Cash Equivalents	20.5	—	—	—	20.5
Total Invested Assets	$271.9	$21.7	$—	$1,007.9	$1,301.5
1 U.S. Government and Agencies Fixed Income Securities includes derivative assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$—	$—	$144.9	$144.9
U.S. Small Cap	32.8	—	—	30.5	63.3
Global	—	—	—	388.7	388.7
Emerging Markets	—	—	—	59.8	59.8
Fixed Income Securities:
U.S. Government and Agencies[1]	419.3	—	—	—	419.3
Corporate	—	—	—	103.3	103.3
Opportunistic Credits	—	—	—	212.5	212.5
Real Estate	—	—	—	247.1	247.1
Alternative Investments:
Private Equity Direct Investments	—	—	—	80.4	80.4
Private Equity Funds of Funds	—	—	—	50.5	50.5
Cash Equivalents	31.9	—	—	—	31.9
Total Invested Assets	$484.0	$—	$—	$1,317.7	$1,801.7
1 U.S. Government and Agencies Fixed Income Securities includes derivative assets.

Level 1 investments consist of individual holdings that are valued based on unadjusted quoted prices from active markets for identical securities. Level 2 investments consist of individual holdings that are valued using either directly or indirectly observable inputs other than quoted prices from active markets.

Certain equity, opportunistic credit, fixed-income securities, and real estate investments are valued based on the NAV of the underlying holdings as of the reporting date. We made no adjustments to the NAV for 2022 or 2021. These investments have no unfunded commitments and no specific redemption restrictions.

Alternative investments are valued based on NAV in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2022 or 2021. The private equity direct investments and private equity funds of funds generally cannot be redeemed by investors. Distributions of capital from the sale of underlying fund assets may occur at any time, but are generally concentrated between five and eight years from the formation of the fund. At December 31, 2022 and 2021, these investments had unfunded commitments of $24.5 million and $28.5 million, respectively.

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

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Diversified Growth Assets	$32.3	$—	$—	$8.3	$40.6
Fixed Income and Index-linked Securities	70.6	—	—	—	70.6
Alternative Investments	—	—	—	28.1	28.1
Cash Equivalents	1.9	—	—	—	1.9
Total Invested Assets	$104.8	$—	$—	$36.4	$141.2

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Diversified Growth Assets	$113.1	$—	$—	$44.2	$157.3
Fixed Income and Index-linked Securities	124.1	—	—	—	124.1
Alternative Investments	—	—	—	18.2	18.2
Cash Equivalents	4.1	—	—	—	4.1
Total Invested Assets	$241.3	$—	$—	$62.4	$303.7

The level 1 diversified growth assets and fixed interest and index-linked securities consist of individual funds that are valued based on unadjusted quoted prices from active markets for identical securities. Certain diversified growth assets were valued based on the NAV of the underlying holdings as of the reporting date. Alternative investments are valued based on NAV one quarter in arrears. We evaluate the need for adjustments to the NAV of the alternative investments based on an evaluation of cash flows in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2022 or 2021. These investments generally cannot be redeemed by investors. These investments had unfunded commitments at December 31, 2022 and 2021 of $17.3 million and $28.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$8.5	$8.5

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$9.0	$9.0

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31, 2022
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$9.0	$0.1	$9.5	$(10.1)	$8.5

	Year Ended December 31, 2021
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$9.3	$0.1	$9.9	$(10.3)	$9.0

For the years ended December 31, 2022 and 2021, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of Level 3 during 2022 or 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2022	2021	2022	2021	2022	2021
Benefit Obligations
Discount Rate	5.70%	3.10%	4.80%	2.00%	5.70%	2.90%
Rate of Compensation Increase	N/A	N/A	2.50%	2.90%	N/A	N/A

Net Periodic Benefit Cost
Discount Rate	3.10%	2.90%	2.00%	1.40%	2.90%	2.60%
Expected Return on Plan Assets	6.00%	6.00%	4.20%	3.50%	5.75%	5.75%
Rate of Compensation Increase	N/A	N/A	2.90%	2.80%	N/A	N/A

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

The expected return assumption for the life insurance reserve for our OPEB plan is based on full investment in fixed income securities with an average book yield of 4.31 percent and 4.59 percent in 2022 and 2021, respectively.

The rate of compensation increase assumption for our U.K. pension plan is generally based on periodic studies of compensation trends.

At December 31, 2022 and 2021, the annual rates of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year are 7.00 percent and 6.25 percent, respectively, for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rates are assumed to change gradually to 5.00 percent by 2031 for measurement at December 31, 2022 and remain at that level thereafter. The annual rates of increase in the per capita cost of covered postretirement health benefits do not apply to retirees whose postretirement health care benefits are provided through an exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost (credit) for the years ended December 31.

	Pension Benefits
	U.S. Plans			U.K. Plan			OPEB
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	(in millions of dollars)
Service Cost	$7.7	$9.6	$11.0	$—	$—	$—	$—	$—	$—
Interest Cost	67.2	65.0	73.0	5.0	4.2	4.9	3.0	3.0	4.1
Expected Return on Plan Assets	(105.9)	(100.6)	(106.7)	(10.9)	(9.8)	(9.5)	(0.5)	(0.5)	(0.5)
Amortization of:
Net Actuarial Loss (Gain)	16.3	21.3	18.7	0.4	1.3	1.1	(1.0)	—	—
Prior Service Cost (Credit)	—	—	0.1	—	—	—	(0.2)	(0.2)	(0.2)
Curtailment Gain	—	—	—	—	—	0.1	—	—	—
Total Net Periodic Benefit Cost (Credit)	$(14.7)	$(4.7)	$(3.9)	$(5.5)	$(4.3)	$(3.4)	$1.3	$2.3	$3.4

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost (credit) are included in other expenses.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
	U.S. Plans	U.K. Plan	OPEB
	(in millions of dollars)
Year			Gross	Subsidy Payments	Net
2023	$84.9	$5.4	$10.0	$0.1	$9.9
2024	88.2	5.5	9.4	0.1	9.3
2025	92.1	5.7	9.0	0.1	8.9
2026	96.5	5.8	8.5	—	8.5
2027	100.6	6.0	8.1	—	8.1
2028-2032	550.6	32.4	34.0	0.1	33.9

Funding Policy

The funding policy for our U.S. qualified defined benefit pension plan is to contribute an amount at least equal to the minimum contributions required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for our U.S. qualified defined benefit pension plan in 2022 and made no amount of voluntary contributions during 2022. We do not expect to have regulatory contribution requirements for our U.S. qualified defined benefit pension plan in 2023, but we reserve the right to make voluntarily contributions during 2023. The funding policy for our U.S. non-qualified defined benefit pension plan, which is not subject to ERISA, is to contribute the amount necessary to satisfy the liabilities of the plan as they come due to participants. We expect to make contributions to the U.S. non-qualified defined benefit pension plan of approximately $9 million to fund the benefit payments in 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
We had no regulatory contribution requirements for our U.K. defined benefit pension plan in 2022 and made no amount of voluntary contributions during 2022. We do not expect to have regulatory contribution requirements for our U.K. defined benefit pension plan in 2023, but we reserve the right to make voluntarily contributions during 2023.

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

During the years ended December 31, 2022, 2021, and 2020, we recognized costs of $70.9 million, $71.0 million, and $83.4 million, respectively, for our U.S. defined contribution plan. We recognized costs of $4.9 million, $4.9 million, and $5.0 million in 2022, 2021, and 2020, respectively, for our U.K. defined contribution plan.

Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars, except share data)
Numerator
Net Income	$1,314.2	$824.2	$793.0

Denominator (000s)
Weighted Average Common Shares - Basic	200,647.2	204,232.9	203,642.0
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,462.2	615.0	113.3
Weighted Average Common Shares - Assuming Dilution	202,109.4	204,847.9	203,755.3

Net Income Per Common Share
Basic	$6.55	$4.04	$3.89
Assuming Dilution	$6.50	$4.02	$3.89

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued
reduce earnings per share). We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock success units, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from stock options, nonvested stock success units, and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested stock success units and nonvested restricted stock units. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 0.1 million, 1.1 million, and 1.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. See Note 11 for further discussion of our stock-based compensation plans.

Common Stock

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. In October 2021, our board of directors authorized the repurchase of up to $250.0 million of Unum Group's outstanding common stock. The October 2021 share repurchase program expired on December 31, 2022, at which point there was no remaining repurchase amount under the program. During 2020 and the first nine months of 2021, there was no authorized share repurchase program.

In December 2022, our board of directors authorized the repurchase of up to $200.0 million of Unum Group's outstanding common stock beginning on January 1, 2023. In February 2023, our board of directors authorized an increase to the share repurchase program such that we are now authorized to repurchase up to $250.0 million of Unum Group's outstanding common stock. This share repurchase program has an expiration date of December 31, 2023.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions)
Shares Repurchased	5.7	1.9	—
Cost of Shares Repurchased[1]	$200.1	$50.0	$—

1 Includes commissions of $0.1 million for the year ended December 31, 2022.

In February 2022, we entered into an accelerated share repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received an initial delivery of 1.3 million shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. We simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the share repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock at our option. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in April 2022, resulting in the delivery to us of 0.4 million additional shares. In total, we repurchased 1.7 million shares pursuant to the February 2022 accelerated share repurchase agreement. During the year ended December 31, 2022, we repurchased 4.0 million shares in open market transactions at a cost of $150.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued
In November 2021, we entered into an accelerated repurchase agreement with terms similar to the previously discussed February 2022 accelerated share repurchase agreement. Pursuant to this agreement, we paid $50.0 million to a financial counterparty and received an initial delivery of 1.4 million shares of our common stock. We simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which resulted in the delivery to us of 0.5 million additional shares also in November 2021. In total, we repurchased 1.9 million shares pursuant to the accelerated repurchase agreement. During 2021, there were no shares repurchased in open market transactions.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 11 - Stock-Based Compensation

Description of Stock Plans

Under the 2022 Stock Incentive Plan (the 2022 Plan), up to 6.8 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each award, under the 2022 plan is counted as 1.00 share. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. The maximum term of each stock option or stock appreciation right is ten years after the date of grant.  At December 31, 2022, approximately 6.6 million shares were available for future grants under the 2022 Plan.

Under the Stock Incentive Plan of 2017 (the 2017 Plan), which was terminated in May 2022 for the purposes of any further grants, up to 17.0 million shares of common stock were available for awards to our employees, officers, consultants, and directors. Awards could be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards. Each full-value award under the 2017 plan, defined as any award other than a stock option or stock appreciation right, were counted as 1.76 shares. Awards granted before the termination of the 2017 Plan remain outstanding in accordance with the plan's terms. Any shares subject to an outstanding award under the 2017 Plan that, after March 15, 2022, is not issued because the award is forfeited, terminates, expires or lapses without being exercised (as applicable), or is settled for cash, will become available for issuance under the 2022 Plan. Stock options had a term of eight years after the date of grant and fully vest after three years.

We issue new shares of common stock for all of our stock plan vestings and exercises.

Stock Success Units (SSUs)

SSUs are classified as equity. As of both December 31, 2022 and 2021, there were 208 thousand shares of SSUs outstanding with a weighted average grant date fair value of $18.78 per share. There were no issuances of SSUs during 2022 or 2021. During 2020, we issued SSUs with a weighted average grant date fair value per share of $18.78. SSUs vest over a six year period, beginning at the date of grant. One-third of the SSUs are eligible for accelerated vesting on a cumulative basis at the end of each of the one-, three-, and five-year service periods that began on January 1, 2021, if certain performance goals are achieved. Forfeitable dividends on SSUs are accrued in the form of cash. Compensation cost for SSUs subject to accelerated vesting due to the achievement of certain performance conditions at the end of the one-, three-, and five-year service periods is recognized over the implicit service period.

No SSUs vested or were forfeited during 2022. The total fair value of SSUs that vested during 2021 was $1.9 million. No SSUs vested during 2020. At December 31, 2022, we had $1.7 million of unrecognized compensation cost related to SSUs that will be recognized over a remaining weighted average period of 1.2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued
Performance Share Units (PSUs)

PSUs are classified as equity. There were no new issuances of PSUs during 2022 or 2021. During 2020, we issued PSUs with a weighted average grant date fair value per share of $23.49. Vesting for the PSUs occurred at the end of a three-year period and was contingent upon our achievement of prospective company performance goals and our total shareholder return relative to a board-approved peer group during the three-year period. Actual performance, including modification for relative total shareholder return, could have resulted in the ultimate award of 40 percent to 180 percent of the initial number of PSUs issued, with the potential for no award if company performance goals had not been achieved during the three-year period. Forfeitable dividend equivalents on PSUs were accrued as cash.

We had no outstanding PSUs at December 31, 2022. We had 308 thousand PSUs outstanding at December 31, 2021 with a weighted average grant date fair value of $23.58 per share. There was a decrease of 75 thousand shares granted during 2022 with a weighted average grant date fair value of $40.67 per share, which reflects the application of the performance factor to the 2019 PSU grant that was less than 100 percent. 256 thousand shares vested during 2022 with a weighted average grant date fair value of $16.29 per share. Included in the 2022 vested amount is the application of the performance factor to the 2019 PSU grant, which occurred during the first quarter of 2022. There were 2 thousand shares forfeited during 2022 with a weighted average grant date fair value of $23.58 per share.

PSU shares represent aggregate initial target awards and accrued dividend equivalents and do not reflect potential increases or decreases resulting from the application of the performance factor determined after the end of the performance periods. At December 31, 2022, the three-year performance period for the 2020 PSU grant was completed and the related shares vested, but the performance factor had not yet been applied. The performance factor will be applied during the first quarter of 2023, with distribution of the stock at that time.

The total fair value of shares vested during 2022, 2021, and 2020 was $4.2 million, $6.6 million, and $6.5 million, respectively. At December 31, 2022, we had no unrecognized compensation cost related to PSUs as there are no remaining PSUs outstanding. The estimated compensation expense was adjusted for actual performance experience and was recognized ratably during the service period when it became probable that the performance conditions would be satisfied. Compensation cost for PSUs subject to accelerated vesting at the date of retirement eligibility was recognized over the implicit service period.

The fair value of PSUs is estimated on the date of initial grant using the Monte-Carlo simulation model. Key assumptions used to value PSUs granted during 2020 are as follows:

Year Ended December 31, 2020
Expected Volatility (based on our and our peer group historical daily stock prices)	23%
Expected Life (equals the performance period)	3 years
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	0.85%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued
Cash Incentive Units (CIUs)

Activity for CIUs classified as a liability is as follows:

		Weighted Average
	Units	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2021	7,223	$1.07
Granted	8,024	1.09
Outstanding at December 31, 2022	15,247	1.08

During 2022 and 2021, we issued CIUs with a weighted average grant date fair value per unit of $1.09 and $1.07, respectively. During 2020, no CIUs were issued. CIUs are denominated and settled in cash. Vesting for the CIUs occurs at the end of a three-year period and is based upon prospective company performance measures and our total shareholder return relative to a board-approved peer group during the three-year period. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 0 percent to 200 percent of the initial number of CIUs issued.

CIUs in the preceding table represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the application of the performance factor determined after the end of the performance periods. No CIUs have vested as of December 31, 2022.

At December 31, 2022, we had approximately $9.6 million of unrecognized compensation cost related to CIUs that will be recognized over a weighted average period of one year. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. Compensation cost for CIUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The fair value of CIUs is estimated at each reporting period using the Monte-Carlo simulation model. Key assumptions used to value CIUs granted during current year are as follows:

	Year Ended December 31
	2022	2021
Expected Volatility (based on our and our peer group historical daily stock prices)	30%	50%
Expected Life (equals the performance period)	3 years	3 years
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	4.26%	0.71%

Restricted Stock Units (RSUs)

Activity for RSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2021	2,016	$26.63
Granted	1,323	28.21
Vested	(1,018)	27.51
Forfeited	(139)	26.19
Outstanding at December 31, 2022	2,182	27.20

During 2022, 2021, and 2020, we issued RSUs with a weighted average grant date fair value per share of $28.21, $27.02, and $22.71, respectively.  RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on RSUs are accrued as cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued
Compensation cost for RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The total fair value of shares vested during 2022, 2021, and 2020 was $28.0 million, $23.9 million, and $25.1 million, respectively. At December 31, 2022, we had $31.9 million of unrecognized compensation cost related to RSUs that will be recognized over a weighted average period of 0.8 years.

Cash-Settled RSUs

Activity for cash-settled RSUs classified as a liability is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2021	46	$23.31
Vested	(23)	23.31
Outstanding at December 31, 2022	23	23.31

During 2020, we issued cash-settled RSUs with a weighted average grant date fair value per share of $22.94. There were no issuances of cash-settled RSUs during 2022 or 2021. Cash-settled RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Forfeitable dividends on cash-settled RSUs are accrued in the form of cash. Compensation cost for cash-settled RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period. The total fair value of cash-settled RSUs that vested during 2022 and 2021 was $0.7 million and $0.6 million, respectively. No cash-settled RSUs vested during 2020.
The amount payable per unit awarded is equal to the price per share of Unum Group's common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation cost over the service period. Changes in the amount of the liability due to stock price changes after the service period are recognized as compensation cost during the period in which the changes occur. At December 31, 2022, we had $0.2 million of unrecognized compensation cost related to cash-settled RSUs that will be recognized over a weighted average period of 0.1 years.

Stock Options

There were no stock options granted or vested in the years 2020 through 2022. There were no options exercised in 2022, and the intrinsic value of options exercised in both 2021 and 2020 was $0.1 million. As of December 31, 2021, we have no unrecognized compensation cost related to stock options as there are no exercisable stock options outstanding. Stock options vested over a one to three-year service period, beginning at the date of grant, and the compensation cost was recognized ratably during the vesting period. Compensation cost for stock options subject to accelerated vesting at the date of retirement eligibility was recognized over the implicit service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued
Expense

Compensation expense for the stock based plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Performance Share Units	$5.7	$3.3	$5.6
Cash Incentive Units	12.8	3.2	—
Restricted Stock Units and Cash-Settled Restricted Stock Units	32.7	25.5	23.9
Stock Success Units	0.9	2.8	0.4
Other	0.6	0.6	0.5
Total Compensation Expense, Before Income Tax	$52.7	$35.4	$30.4

Total Compensation Expense, Net of Income Tax	$47.3	$31.1	$26.1

Cash received under all share-based payment arrangements for the years ended December 31, 2022, 2021, and 2020 was $4.2 million, $3.8 million, and $4.4 million, respectively.

Note 12 - Reinsurance

Reinsurance activity related to both our premium income and changes in reserves for future benefits are as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Direct Premium Income	$9,900.5	$9,742.8	$9,621.9
Reinsurance Assumed	78.7	90.6	94.1
Reinsurance Ceded	(355.8)	(352.4)	(337.9)
Net Premium Income	$9,623.4	$9,481.0	$9,378.1

Ceded Benefits and Change in Reserves for Future Benefits	$1,034.6	$862.5	$628.8

In December 2020, Provident, The Paul Revere Life Insurance Company (Paul Revere Life), and Unum America, wholly-owned domestic insurance subsidiaries of Unum Group and collectively referred to as "the ceding companies", each entered into separate reinsurance agreements with Commonwealth Annuity and Life Insurance Company (Commonwealth), to reinsure on a coinsurance basis effective as of July 1, 2020 approximately 75 percent of the Closed Block individual disability business, primarily direct business written by the ceding companies. In March 2021, we completed the second phase of the reinsurance transaction, pursuant to which the ceding companies and Commonwealth amended and restated their respective reinsurance agreements to reinsure on a coinsurance and modified coinsurance basis effective as of January 1, 2021, a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business previously assumed by the ceding companies. Commonwealth has established and will maintain collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the relevant reinsurance agreement. In connection with the first phase of the reinsurance transaction which occurred in December 2020, the ceding companies paid a total ceding commission to Commonwealth of $437.7 million and transferred additional assets consisting primarily of fixed maturity securities and cash totaling $6,669.8 million. In connection with the second phase of the reinsurance transaction which occurred in March 2021, Commonwealth paid a total ceding commission to the ceding companies of $18.2 million. Also in connection with the second phase, the ceding companies transferred additional assets consisting primarily of fixed maturity securities and cash to Commonwealth of $767.0 million.

In December 2020, Provident Life and Casualty Insurance Company (PLC), also a wholly-owned domestic insurance subsidiary of Unum Group, entered into an agreement with Commonwealth whereby PLC will provide a 12-year volatility cover to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Reinsurance - Continued
Commonwealth for the active life cohort (ALR cohort). As part of this agreement, PLC received a payment from Commonwealth of approximately $62 million. In March 2021, PLC and Commonwealth amended and restated this agreement to incorporate the ALR cohort related to the additional business that was reinsured between the ceding companies and Commonwealth as part of the second phase of the transaction. As part of the amended and restated volatility cover, PLC received a payment from Commonwealth of approximately $18 million. At the end of the 12-year coverage period in 2032, Commonwealth will retain the remaining incidence and claims risk on the ALR cohort of the ceded business. Under this volatility cover, annual settlements will be made equal to the difference between the actual and estimated cash flows and reserve changes during the year. Upon expiration of the 12-year period, a terminal settlement will be made based on the final disabled life reserves. As a result of the volatility cover, the reinsurance agreement covering the ALR cohort does not pass risk transfer requirements under GAAP and is accounted for under the deposit method.

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

The cost of reinsurance is amortized over the expected run-off pattern of the ceded reserves for the DLR cohort and we recognized $63.8 million, $79.1 million, and $2.6 million in amortization expense for 2022, 2021, and 2020, respectively. The deposit asset is adjusted over the 12-year period of the volatility cover based on cash flows related to the ALR cohort, settlement payments as determined above, and accretion of interest and will result in an amount equal to the expected disabled life reserve for the ALR cohort at the expiration of the volatility cover. Both the cost of reinsurance and the deposit asset are reported in Other Assets within our Consolidated Balance Sheets.

As of December 31, 2022, Commonwealth accounted for 59 percent of the total reinsurance recoverable and the majority of our total cost of reinsurance. Commonwealth has an A rating by A.M. Best Company (AM Best) and has also established collateralized trust accounts for our benefit to secure its obligations. In addition, nine other major companies, which account for approximately 36 percent of our reinsurance recoverable, are also rated A or better by either AM Best or Standard & Poor's Ratings Services (S&P), or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately 4 percent of our reinsurance recoverable is primarily related to business reinsured with other companies also rated A- or better by AM Best or S&P, with overseas entities with equivalent ratings, or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Less than one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or S&P, or not rated.

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

The Closed Block segment consists of group and individual long-term care, and other insurance products no longer actively marketed. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. Other insurance products include individual disability, group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. In December 2020, we entered into the first phase of a reinsurance agreement to reinsure the majority of our Closed Block individual disability products to a third party. In March 2021, we completed the second phase of the reinsurance transaction to reinsure a portion of the remaining Closed Block individual disability business that was not ceded in December 2020. See Note 12 for further discussion.

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.

Impairment Loss on Internal-Use Software

During 2021, we recognized an impairment loss of $12.1 million for previously capitalized internal-use software that we no longer plan to utilize. We determined that this internal-use software would no longer be developed in order to focus our efforts on the development of software that better supports our long-term strategic goals. The impairment loss reduced the carrying value of the internal-use software to zero and has been recorded within other expenses in the consolidated statements of income and is included within our Corporate segment.

Costs Related to Organizational Design Update

During 2020, we realigned certain parts of our organizational structure by shifting resources to accelerate growth, fund priority investments, and simplify and improve our business practices. In connection with this update, we incurred charges of $23.3 million, which primarily consisted of employee severance and benefit costs as well as certain costs related to lease terminations and the disposal of certain fixed assets. These costs were recorded within either compensation expense or other expenses in the consolidated statements of income and were included within our Corporate segment. This update did not result in the exit or disposal of any of our lines of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued
Segment information is shown below. Certain prior year amounts were reclassified to conform to current year presentation.

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$1,911.7	$1,827.8	$1,828.5
Group Short-term Disability	926.3	864.0	799.2
Group Life and Accidental Death & Dismemberment
Group Life	1,669.1	1,641.9	1,640.5
Accidental Death & Dismemberment	173.7	165.1	163.9
Supplemental and Voluntary
Voluntary Benefits	840.6	846.7	875.2
Individual Disability	461.1	459.8	456.0
Dental and Vision	275.8	272.7	255.6
	6,258.3	6,078.0	6,018.9
Unum International
Unum UK
Group Long-term Disability	376.9	401.9	364.9
Group Life	138.2	112.3	108.5
Supplemental	114.0	112.6	99.8
Unum Poland	89.7	90.2	79.6
	718.8	717.0	652.8
Colonial Life
Accident, Sickness, and Disability	948.9	953.3	975.1
Life	401.1	384.7	376.4
Cancer and Critical Illness	352.0	352.2	360.5
	1,702.0	1,690.2	1,712.0
Closed Block
Long-term Care	697.4	704.3	666.9
All Other	246.9	291.5	327.5
	944.3	995.8	994.4

Total Premium Income	$9,623.4	$9,481.0	$9,378.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Year Ended December 31, 2022

Premium Income	$6,258.3	$718.8	$1,702.0	$944.3	$—	$9,623.4
Net Investment Income	676.3	170.1	152.7	1,070.6	52.5	2,122.2
Other Income	196.3	0.9	1.1	58.0	4.8	261.1
Adjusted Operating Revenue	$7,130.9	$889.8	$1,855.8	$2,072.9	$57.3	$12,006.7

Adjusted Operating Income (Loss)	$970.7	$127.0	$374.6	$247.9	$(164.3)	$1,555.9
Interest and Debt Expense	$—	$—	$—	$—	$192.7	$192.7
Depreciation and Amortization	$370.6	$22.0	$303.5	$4.7	$0.6	$701.4

Year Ended December 31, 2021

Premium Income	$6,078.0	$717.0	$1,690.2	$995.8	$—	$9,481.0
Net Investment Income	721.6	132.7	172.0	1,159.0	27.9	2,213.2
Other Income	170.0	0.6	1.0	65.1	6.2	242.9
Adjusted Operating Revenue	$6,969.6	$850.3	$1,863.2	$2,219.9	$34.1	$11,937.1

Adjusted Operating Income (Loss)	$464.9	$105.7	$329.2	$394.7	$(177.9)	$1,116.6
Interest and Debt Expense	$—	$—	$—	$—	$185.0	$185.0
Depreciation and Amortization	$400.9	$21.0	$275.4	$5.1	$0.7	$703.1

Year Ended December 31, 2020

Premium Income	$6,018.9	$652.8	$1,712.0	$994.4	$—	$9,378.1
Net Investment Income	720.3	104.6	155.7	1,370.3	9.8	2,360.7
Other Income	154.9	0.5	1.1	66.6	1.1	224.2
Adjusted Operating Revenue	$6,894.1	$757.9	$1,868.8	$2,431.3	$10.9	$11,963.0

Adjusted Operating Income (Loss)	$825.4	$76.6	$335.4	$241.4	$(200.8)	$1,278.0
Interest and Debt Expense	$—	$—	$—	$3.1	$185.1	$188.2
Depreciation and Amortization	$421.7	$20.1	$273.9	$5.9	$0.7	$722.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

		Unum	Colonial
	Unum US	International	Life	Total
	(in millions of dollars)
Deferred Acquisition Costs

Year Ended December 31, 2022
Beginning of Year	$1,096.2	$35.4	$1,076.3	$2,207.9
Capitalization	273.1	12.0	271.8	556.9
Amortization	(294.9)	(7.6)	(288.5)	(591.0)
Adjustment Related to Unrealized Investment Gains and Losses	15.0	—	66.7	81.7
Foreign Currency	—	(3.2)	—	(3.2)
End of Year	$1,089.4	$36.6	$1,126.3	$2,252.3

Year Ended December 31, 2021
Beginning of Year	$1,168.7	$32.0	$1,071.9	$2,272.6
Capitalization	242.7	12.8	252.6	508.1
Amortization	(319.0)	(8.0)	(259.1)	(586.1)
Adjustment Related to Unrealized Investment Gains and Losses	3.8	—	10.9	14.7
Foreign Currency	—	(1.4)	—	(1.4)
End of Year	$1,096.2	$35.4	$1,076.3	$2,207.9

Year Ended December 31, 2020
Beginning of Year	$1,223.0	$26.4	$1,074.6	$2,324.0
Capitalization	291.5	12.1	272.6	576.2
Amortization	(341.0)	(7.4)	(257.7)	(606.1)
Adjustment Related to Unrealized Investment Gains and Losses	(4.8)	—	(17.6)	(22.4)
Foreign Currency	—	0.9	—	0.9
End of Year	$1,168.7	$32.0	$1,071.9	$2,272.6

	December 31
	2022	2021
	(in millions of dollars)
Assets
Unum US	$16,278.7	$18,696.3
Unum International	3,154.9	4,086.5
Colonial Life	4,448.9	4,895.9
Closed Block	34,241.2	38,287.9
Corporate	3,311.2	4,149.0
Total Assets	$61,434.9	$70,115.6

Revenue is primarily derived from sources in the United States, the United Kingdom, and Poland. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum International segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued
We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At December 31, 2022 and 2021 goodwill was $347.6 million and $352.2 million, respectively, with $280.0 million attributable to Unum US in each year, $39.9 million and $44.5 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in each year.

Stockholders' equity is allocated to the operating segments on the basis of an internal allocation formula that reflects the volume and risk components of each operating segment's business and aligns allocated equity with our target capital levels for regulatory and rating agency purposes. We modify this formula periodically to recognize changes in the views of capital requirements.

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses and the amortization of the cost of reinsurance as well as other items specified in the reconciliations below. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Total Revenue	$11,991.0	$12,013.8	$13,162.1
Excluding:
Net Investment Gain (Loss)	(15.7)	76.7	1,199.1
Adjusted Operating Revenue	$12,006.7	$11,937.1	$11,963.0

Income Before Income Tax	$1,631.4	$1,063.0	$964.0
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	67.6	1,302.3
Net Investment Gain (Loss), Other	(15.7)	9.1	(103.2)
Total Net Investment Gain (Loss)	(15.7)	76.7	1,199.1
Items Related to Closed Block Individual Disability Reinsurance Transaction
Change in Benefit Reserves and Transaction Costs	—	(139.3)	(1,305.5)
Amortization of the Cost of Reinsurance	(63.8)	(79.1)	(2.6)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(63.8)	(218.4)	(1,308.1)
Net Reserve Change Related to Reserve Assumption Updates	155.0	181.4	(169.0)
Impairment Loss on Internal-Use Software	—	(12.1)	—
Cost Related to Early Retirement of Debt	—	(67.3)	—
Impairment Loss on ROU Asset	—	(13.9)	(12.7)
Costs Related to Organizational Design Update	—	—	(23.3)
Adjusted Operating Income	$1,555.9	$1,116.6	$1,278.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities
Commitments

See Notes 2 and 3 for further discussion on certain investment commitments of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Leases - Continued
Operating lease information is as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Lease Cost
Operating Lease Cost	$19.6	$35.2	$48.6
Sublease Income	(1.1)	(1.0)	(1.3)
Total Lease Cost	$18.5	$34.2	$47.3

Other Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	$23.1	$29.9	$30.8
Weighted-Average Remaining Lease Term	6 years	6 years	6 years
Weighted-Average Discount Rate	4.32%	4.45%	4.37%

As of December 31, 2022, aggregate undiscounted minimum lease payments and the reconciliation to our lease liability are as follows (in millions of dollars):

2023	$18.2
2024	14.4
2025	11.1
2026	9.1
2027	8.3
2028 and Thereafter	17.4
Total	78.5
Less Imputed Interest	10.6
Lease Liability	$67.9

The right-of-use asset was $37.7 million and $49.1 million at December 31, 2022 and 2021, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 16 - Statutory Financial Information
Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. life insurance companies is reported in conformity with statutory accounting principles prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by applicable domiciliary state laws. The commissioners of the states of domicile have the right to permit other specific practices that may deviate from prescribed practices. In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves were deficient by $2,100.0 million as of December 31, 2018, the financial statement date of the examination period. The amount reserves are deficient may increase or decrease over time based on changes in assumed reinvestment rates, policyholder inventories, rate increase activity, and the underlying growth in the locked in statutory reserve basis as well as updates to other long term actuarial assumptions. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. Additional information regarding the Unum America premium deficiency reserve (PDR) is as follows:

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Premium Deficiency Reserve
Gross Premium Deficiency Reserve[1]	$2,851.0	$2,977.0	$2,290.0
Cumulative Gross Premium Deficiency Reserve Recognized	1,191.0	667.0	229.0
Remaining Premium Deficiency Reserve to be Recognized	$1,660.0	$2,310.0	$2,061.0

[1]The gross PDR decreased by $126.0 million due primarily to premium rate increase activity and underlying growth in the locked-in statutory reserve basis during 2022. The gross PDR increased by $687.0 million and $190.0 million during 2021 and 2020, respectively, due primarily to changes in the assumed reinvestment rate. The increase for 2020 was from the original $2,100.0 million reserve deficiency as of December 31, 2018.

The phase in amounts for 2022, 2021, and 2020 were funded using cash flows from operations and capital contributions from Unum Group. This strengthening is incorporated by using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows and capital contributions from Unum Group. If the permitted practice was not granted by the MBOI to phase in these additional statutory reserves, the impact to the risk-based capital ratio would have triggered a regulatory event. Our other traditional U.S. life insurance subsidiaries have no prescribed or permitted statutory accounting practices that differ materially from statutory accounting principles prescribed by the NAIC.

Unum America cedes certain blocks of business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary (captive reinsurer) domiciled in the United States, with Unum Group as the ultimate parent. This captive reinsurer was established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by Unum America.

Fairwind, which is domiciled in the state of Vermont, is required to follow GAAP in accordance with Vermont reporting requirements for pure captive insurance companies, unless the commissioner permits the use of some other basis of accounting. Fairwind has permission from Vermont to follow accounting practices that are generally consistent with current NAIC statutory accounting principles for its insurance reserves and invested assets supporting reserves. All other assets and liabilities are accounted for in accordance with GAAP, as prescribed by Vermont, which includes the full recognition of deferred tax assets which are more likely than not to be realized. Statutory accounting principles have a stricter limitation for the recognition of deferred tax assets. The impact of following the prescribed and permitted practices of Vermont rather than statutory accounting principles prescribed by the NAIC resulted in higher capital and surplus for Fairwind of approximately $351 million and $360 million as of December 31, 2022 and 2021 respectively. The 2022, 2021, and 2020 results for Fairwind include the $524.0 million, $438 million, and $229 million increases to long-term care statutory reserves assumed from Unum America.

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

Northwind Re was established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by the aforementioned companies, and had no material state prescribed accounting practices that differ from statutory accounting principles prescribed by the NAIC. As a result of the recapture of the reinsurance agreements during 2020, no insurance risk remained in Northwind Re. In 2021, Northwind Re obtained a Certificate of Dormancy from the Vermont Department of Financial Regulation authorizing it to exist as a dormant captive insurance company, leaving Fairwind as the only remaining active captive reinsurer. During 2022, Northwind Re was merged with one of our non-insurance U.S. holding companies, Northwind Holdings, with Northwind Holdings remaining as the surviving company. Subsequently during 2022, Northwind Holdings was merged into Unum Group.

The operating results and capital and surplus of our traditional U.S. life insurance subsidiaries and our captive reinsurers, prepared in accordance with prescribed or permitted accounting practices of the NAIC or states of domicile, are presented separately below.

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Combined Net Income (Loss)
Traditional U.S. Life Insurance Subsidiaries	$965.4	$779.5	$646.8
Captive Reinsurers	$(432.2)	$(159.0)	$(201.0)

Combined Net Gain (Loss) from Operations, After Tax
Traditional U.S. Life Insurance Subsidiaries	$965.4	$681.1	$726.2
Captive Reinsurers	$(428.6)	$(247.4)	$(149.4)

	December 31
	2022	2021
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Life Insurance Subsidiaries	$3,816.3	$3,950.3
Captive Reinsurers	$1,229.6	$1,258.4

Solvency II, an European Union directive that is part of retained U.K. law pursuant to the European Union (Withdrawal) Act 2018, prescribes capital requirements and risk management standards for the European insurance industry. As derived from the most recent annual financial statements for December 31, 2021, based on Solvency II requirements, regulatory net gain and own funds available of our United Kingdom insurance subsidiary, Unum Limited, were £121.8 million and £631.0 million, respectively.

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
against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. The total adjusted capital of each of our U.S. insurance subsidiaries at December 31, 2022 is in excess of those RBC levels.

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

Based on the restrictions under current law, approximately $991 million is available, without prior approval by regulatory authorities, during 2023 for the payment of dividends to Unum Group from its traditional U.S. life insurance subsidiaries. The ability of our captive insurer to pay dividends to Unum Group will depend on the satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind.

We also have the ability to receive dividends from our foreign subsidiaries, primarily in the U.K., for which the payment may be subject to applicable insurance company regulations and capital guidance. Approximately £80 million is considered distributable from Unum Limited during 2023, subject to local solvency standards and regulatory approval.

Deposits

At December 31, 2022 and 2021, our U.S. life insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $118.8 million and $117.7 million, respectively, held for the protection of policyholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2022.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2022, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2022, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Unum Group

Opinion on Internal Control Over Financial Reporting

We have audited Unum Group and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unum Group and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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
February 23, 2023

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors" in our definitive proxy statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Board and Committee Governance", sub-caption "Codes of Conduct and Ethics", in our definitive proxy statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Board and Committee Governance", sub-caption "Committees of the Board", in our definitive proxy statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the procedures by which our shareholders may recommend nominees to our board of directors is included under the caption "Corporate Governance", sub-caption "Process for Selecting and Nominating Directors", in our definitive proxy statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation and compensation committee matters is included under the caption "Director Compensation", under the caption "Board and Committee Governance", sub-caption "Compensation Committee Interlocks and Insider Participation" and sub-captions "The Board's Role in Risk Oversight" and "Compensation Risk", and under the captions "Compensation Discussion and Analysis", "Compensation Committee Report", "Compensation Tables", "Post-Employment Compensation", "CEO Pay Ratio", and "Pay Versus Performance" in our definitive proxy statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions "Ownership of Company Securities", including sub-caption "Security Ownership of Certain Shareholders", in our definitive proxy statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2022, about the common stock that may be issued under all our existing equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights (5)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders (1)	3,220,368 (3)	N/A	8,179,702 (6)
Equity Compensation Plans Not Approved by Shareholders (2)	39,463 (4)	N/A	0
Total	3,259,832	N/A	8,179,702

(1)The following plans were approved by our shareholders: Unum Group Stock Incentive Plan of 2007 (2007 Plan), Unum Group 2020 Employee Stock Purchase Plan (ESPP), Unum Group Stock Incentive Plan of 2012 (2012 Plan), Unum European Holding Company Limited Savings-Related Share Option Scheme 2016 (2016 SAYE), Stock Incentive Plan of 2017 (2017 Plan), Unum European Holding Company Limited Savings-Related Share Option Scheme 2021 (2021 SAYE), and Unum Group Stock Incentive Plan of 2022.
(2)The following plan was not approved by our shareholders: Unum Provident Corporation Amended and Restated Non-Employee Director Compensation Plan of 2004 (2004 NED Plan).
(3)Shares of common stock may be issued pursuant to the following outstanding awards subject to the satisfaction of applicable service or performance conditions: 2,579,889 restricted stock units (RSUs) which includes stock success units, 90,117 deferred share rights (including dividend equivalents accrued thereon), and 550,362 performance share units (PSUs) assuming maximum achievement. Shares underlying the outstanding awards are issuable under the 2007 Plan, the 2012 Plan, the 2017 Plan, and the 2022 Plan.
(4)Shares of common stock may be issued pursuant to the following outstanding awards: 36,460 deferred share rights, and 3,003 deferred RSUs, including dividend equivalents accrued thereon, Shares underlying the outstanding awards are issuable under the 2004 NED Plan in accordance with the deferral elections of non-employee directors.
(5)There are no outstanding options, warrants or rights under column (b).
(6)Includes 6,638,737 shares remaining available for future issuance under the 2022 Plan (including in respect of any dividend equivalents accruing on outstanding awards under the other plans on or after the effective date of the 2022 Plan); 1,146,540 shares remaining available for issuance under the ESPP; 194,425 shares remaining available for future issuance under the 2016 SAYE, and 200,000 shares remaining available for future issuance under the 2021 SAYE. Any award outstanding under the 2012 Plan and the 2017 Plan as of the effective date of the 2022 Plan that after such date is not issued because the award is forfeited, terminates, expires, or otherwise lapses without being exercised, or is settled for cash, will be returned to the 2022 Plan. Each PSU, RSU or other full-value award under the 2022 Plan is counted as 1 share.

Below is a brief description of the equity compensation plans not approved by shareholders.

Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004

This plan provided for the payment of annual retainers and meeting fees as applicable to the non-employee directors who served on our Board of Directors. Under the plan, directors made an irrevocable election each year to receive all or a portion of their retainers and meeting fees in either cash or deferred share rights. A deferred share right is a right to receive one share of common stock on the earlier of (i) the director’s separation from service as a director of the company, or (ii) another designated date at least three years after the date of the deferral election. The number of deferred share rights granted is calculated as the number of whole shares equal to (i) the dollar amount of the annual retainer and/or fees that the director elects to have paid in deferred share rights, divided by (ii) the fair market value per share on the grant date. The aggregate number of shares which can be issued under the plan is 500,000. This plan terminated in May 2010 with respect to new awards, though dividend equivalents remain available for future issuance in respect of awards that were outstanding at that time. The plan is administered by the Human Capital Committee. The plan includes provisions restricting the transferability of the deferred share rights, provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, or other similar corporate transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to director independence and transactions with related persons is included under the caption "Corporate Governance", sub-caption "Director Independence", and under the caption "Board and Committee Governance", sub-caption "Related Party Transactions and Policy", in our definitive proxy statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2022 and 2021 and our audit committee's pre-approval policies and procedures are included under the caption "Items to Be Voted On", sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services", in our definitive proxy statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
as of December 31, 2022
Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount shown on the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$503.8	$498.2	$498.2
States, Municipalities, and Political Subdivisions	4,006.0	3,457.2	3,457.2
Foreign Governments	908.1	827.1	827.1
Public Utilities	5,170.9	4,956.9	4,956.9
Mortgage/Asset-Backed Securities	592.1	573.3	573.3
All Other Corporate Bonds	26,640.3	24,524.6	24,524.6
Redeemable Preferred Stocks	4.0	3.5	3.5
Total Fixed Maturity Securities	37,825.2	34,840.8	34,840.8

Mortgage Loans	2,444.7		2,435.4
Policy Loans	3,601.2		3,601.2
Other Long-term Investments
Derivatives	—		89.1	(2)
Perpetual Preferred Equity Securities	23.1		25.8	(3)
Private Equity Partnerships	1,032.2		1,194.3	(3)
Miscellaneous Long-term Investments	130.9		130.9
Short-term Investments	1,394.8		1,394.8

Total Investments	$46,452.1		$43,712.3

(1)The amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, write-downs from declines in fair value, amortization of premiums, and/or accretion of discounts. The amortized cost for these investments does not include allowance for expected credit losses.

(2)Derivatives are carried at fair value.

(3)The difference between amortized cost and carrying value for private equity partnerships and perpetual preferred equity securities primarily results from changes in the partnership owner's equity and the security's market valuation since acquisition, respectively.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2022	2021
	(in millions of dollars)
Assets
Fixed Maturity Securities - at fair value (amortized cost: $748.1; $826.4)	$657.7	$820.8
Other Long-term Investments	19.3	10.3
Short-term Investments	845.8	629.5
Investment in Subsidiaries	11,278.2	13,711.1
Deferred Income Tax	114.9	144.5
Other Assets	555.5	508.1
Total Assets	$13,471.4	$15,824.3

Liabilities and Stockholders' Equity

Liabilities
Short-term Debt	$2.0	$—
Long-term Debt	3,427.8	3,442.2
Pension and Postretirement Benefits	352.6	507.1
Other Liabilities	491.5	458.6
Total Liabilities	4,273.9	4,407.9

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 308,306,490 and 307,334,853 shares	30.8	30.7
Additional Paid-in Capital	2,441.0	2,408.1
Accumulated Other Comprehensive Income (Loss)	(2,756.6)	354.1
Retained Earnings	12,912.1	11,853.2
Treasury Stock - at cost: 110,551,977 and 104,820,670 shares	(3,429.8)	(3,229.7)
Total Stockholders' Equity	9,197.5	11,416.4

Total Liabilities and Stockholders' Equity	$13,471.4	$15,824.3

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Cash Dividends from Subsidiaries	$1,306.6	$909.8	$974.6
Non-Cash Dividends from Subsidiaries	23.0	719.6	—
Other Income	81.8	53.5	51.7
Total Revenue	1,411.4	1,682.9	1,026.3

Interest and Debt Expense	188.5	185.9	187.1
Cost Related to Early Retirement of Debt	4.2	67.3	—
Other Expenses	35.6	39.1	51.1
Total Expenses	228.3	292.3	238.2

Income of Parent Company Before Income Tax	1,183.1	1,390.6	788.1
Income Tax Expense (Benefit)	14.7	(24.1)	(15.3)

Income of Parent Company	1,168.4	1,414.7	803.4
Equity in Undistributed Earnings (Loss) of Subsidiaries	145.8	(590.5)	(10.4)

Net Income	1,314.2	824.2	793.0

Other Comprehensive Income (Loss), Net of Tax	(3,110.7)	(20.1)	336.9

Comprehensive Income (Loss)	$(1,796.5)	$804.1	$1,129.9

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2022	2021	2020
	(in millions of dollars)
Cash Provided by Operating Activities	$1,250.2	$861.0	$964.0

Cash Flows from Investing Activities
Proceeds from Sales and Maturities of Fixed Maturity Securities	192.1	245.5	138.8
Proceeds from Sales and Maturities of Other Investments	7.4	20.1	46.6
Purchase of Fixed Maturity Securities	(102.7)	(2.0)	(384.7)
Purchase of Other Investments	(32.0)	(0.9)	(22.0)
Net Sales (Purchases) of Short-term Investments	(209.6)	(465.0)	440.6
Cash Distributions to Subsidiaries	(540.2)	(300.9)	(965.5)
Net Purchases of Property and Equipment	(94.0)	(91.3)	(81.6)
Cash Used by Investing Activities	(779.0)	(594.5)	(827.8)

Cash Flows from Financing Activities
Short-term Debt Repayment	—	—	(400.0)
Issuance of Long-term Debt	349.2	588.1	494.1
Long-term Debt Repayment	(364.0)	(500.0)	—
Cost Related to Early Retirement of Debt	(3.6)	(62.8)	—
Issuance of Common Stock	4.0	3.4	4.4
Repurchase of Common Stock	(200.1)	(50.0)	—
Dividends Paid to Stockholders	(254.2)	(239.4)	(231.9)
Other, Net	0.7	(1.6)	(1.4)
Cash Used by Financing Activities	(468.0)	(262.3)	(134.8)

Increase in Cash	$3.2	$4.2	$1.4

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)
December 31, 2022

Unum US	$1,089.4	$9,129.9	$50.5	$1,245.8
Unum International	36.6	2,074.7	130.4	165.2
Colonial Life	1,126.3	2,750.2	35.2	181.5
Closed Block	—	28,375.4	136.6	247.3
Total	$2,252.3	$42,330.2	$352.7	$1,839.8

December 31, 2021

Unum US	$1,096.2	$10,959.4	$41.5	$1,262.5
Unum International	35.4	2,765.5	131.8	171.2
Colonial Life	1,076.3	2,730.1	36.3	210.3
Closed Block	—	31,552.5	137.9	263.7
Total	$2,207.9	$48,007.5	$347.5	$1,907.7

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Unum Group and Subsidiaries

Segment	Premium Income	Net Investment Income[1]	Benefits and Change in Reserves for Future Benefits[2]	Amortization of Deferred Acquisition Costs	All Other Expenses[3]	Premiums Written[4]
	(in millions of dollars)
December 31, 2022

Unum US	$6,258.3	$676.3	$3,941.5	$294.9	$1,768.8	$4,335.7
Unum International	718.8	170.1	564.8	7.6	190.4	504.1
Colonial Life	1,702.0	152.7	803.1	288.5	389.6	1,221.8
Closed Block	944.3	1,070.6	1,627.3	—	261.5	936.8
Corporate	—	52.5	—	—	221.6	—
Total	$9,623.4	$2,122.2	$6,936.7	$591.0	$2,831.9

December 31, 2021

Unum US	$6,078.0	$721.6	$4,338.8	$319.0	$1,631.9	$4,168.9
Unum International	717.0	132.7	556.2	8.0	180.4	520.6
Colonial Life	1,690.2	172.0	910.4	259.1	364.5	1,223.3
Closed Block	995.8	1,159.0	1,793.2	—	284.0	983.0
Corporate	—	27.9	—	—	305.3	—
Total	$9,481.0	$2,213.2	$7,598.6	$586.1	$2,766.1

December 31, 2020

Unum US	$6,018.9	$720.3	$4,138.7	$341.0	$1,589.0	$4,088.6
Unum International	652.8	104.6	500.9	7.4	173.0	456.0
Colonial Life	1,712.0	155.7	906.5	257.7	369.2	1,252.4
Closed Block	994.4	1,370.3	3,426.8	—	240.2	979.3
Corporate	—	9.8	—	—	247.7	—
Total	$9,378.1	$2,360.7	$8,972.9	$606.1	$2,619.1

1 Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

2 Included in benefits and change in reserves for future benefits were the following:

•In 2022, a reserve decrease in the Unum US segment related to reserve assumption updates in our Unum US group long-term disability and group life product lines, of $121.0 million and $34.0 million, respectively.
•In 2021, a reserve decrease of $215.0 million in the Unum US segment related to reserve assumption updates in our Unum US group long-term disability product line. Also in 2021, reserve increases in the Closed Block segment related to reserve assumption updates for our long-term care, group pension, and individual disability product lines, of $2.1 million, $25.1 million, and $6.4 million, respectively.
•In 2020, reserve increases in the Closed Block segment related to reserve assumption updates for our long-term care and group pension product lines of $151.5 million and $17.5 million, respectively.
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

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Unum Group and Subsidiaries

3 Includes commissions, interest and debt expense, deferral of acquisition costs, compensation expense, and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics. Also included in all other expenses were the following:
•In 2022, 2021, and 2020 the amortization of the cost of reinsurance of $63.8 million, $79.1 million, and $2.6 million respectively, in the Closed Block segment.
•In 2021, an impairment loss of $12.1 million was recorded in our Corporate segment for previously capitalized internal-use software that we no longer plan to utilize.
•In 2021, costs related to early retirement of debt of $67.3 million in the Corporate segment.
•In 2021 and 2020, transaction costs of $6.2 million and $21.0 million, respectively, related to the Closed Block individual disability reinsurance transaction.
•In 2021 and 2020, a right-of-use asset impairment of $13.9 million and $12.7 million, respectively, related to one of our operating leases for office space that we do not plan to continue using to support general operations in the Corporate segment.
•In 2020, costs related to organizational design updates of $23.3 million in the Corporate segment.

4 Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2022

Life Insurance in Force	$1,057,312.2	$35,773.9	$931.9	$1,022,470.2	0.1%

Premium Income:
Life Insurance	$2,711.2	$155.1	$6.5	$2,562.6	0.3%
Accident, Health, and Other Insurance	7,189.3	200.7	72.2	7,060.8	1.0%
Total	$9,900.5	$355.8	$78.7	$9,623.4	0.8%

Year Ended December 31, 2021

Life Insurance in Force	$1,007,562.2	$37,794.6	$920.3	$970,687.9	0.1%

Premium Income:
Life Insurance	$2,550.7	$150.2	$7.6	$2,408.1	0.3%
Accident, Health, and Other Insurance	7,192.1	202.2	83.0	7,072.9	1.2%
Total	$9,742.8	$352.4	$90.6	$9,481.0	1.0%

Year Ended December 31, 2020

Life Insurance in Force	$979,755.7	$41,550.9	$896.4	$939,101.2	0.1%

Premium Income:
Life Insurance	$2,536.8	$141.9	$8.0	$2,402.9	0.3%
Accident, Health, and Other Insurance	7,085.1	196.0	86.1	6,975.2	1.2%
Total	$9,621.9	$337.9	$94.1	$9,378.1	1.0%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Year[1]	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts[2]	Deductions[3]	Balance at End of Year
	(in millions of dollars)
Year Ended December 31, 2022

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$34.2	$10.8	$—	$12.5	$32.5

Allowance for expected credit losses (deducted from reinsurance recoverable)	$2.3	$—	$—	$0.6	$1.7

Year Ended December 31, 2021

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$38.8	$18.2	$—	$22.8	$34.2

Allowance for expected credit losses (deducted from reinsurance recoverable)	$11.7	$0.7	$—	$10.1	$2.3

Year Ended December 31, 2020

Real Estate reserve (deducted from other long-term investments)	$0.3	$—	$—	$0.3	$—

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$23.8	$34.2	$0.1	$19.3	$38.8

Allowance for doubtful accounts (deducted from reinsurance recoverable)	$1.8	$10.1	$—	$0.2	$11.7

1 In 2020, ASC 326 "Financial Instruments - Credit Losses" was adopted resulting in a beginning balance adjustment of $13.5 million to increase the Allowance for expected credit losses (deducted from accounts and premiums receivable) and a $1.8 million beginning balance adjustment to increase the Allowance for expected credit losses (deducted from reinsurance recoverable).

2 Additions charged to other accounts are comprised of amounts related to fluctuations in the foreign currency exchange rate.

3 Deductions include amounts deemed to reduce exposure of expected losses on premium and accounts receivables and reinsurance recoverable, probable losses on Real Estate reserve, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

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

(2.2)
Amended and Restated Reinsurance Agreement, dated March 31, 2021, by and between Provident Life and Accident Insurance Company and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.1 of Unum Group's Form 8-K filed on April 5, 2021). **

(2.3)
Amended and Restated Reinsurance Agreement, dated March 31, 2021, by and between The Paul Revere Life Insurance Company and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.2 of Unum Group's Form 8-K filed on April 5, 2021). **

(2.4)
Amended and Restated Reinsurance Agreement, dated March 31, 2021, by and between Unum Life Insurance Company of America and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.3 of Unum Group's Form 8-K filed on April 5, 2021). **

(3.1)	Amended and Restated Certificate of Incorporation of Unum Group, effective May 24, 2018 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 25, 2018).

(3.2)	Amended and Restated Bylaws of Unum Group, as amended effective February 22, 2022 (incorporated by reference to Exhibit 3.2 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2021).

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

(4.5)	Form of 5.75% Senior Note due 2042 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on August 23, 2012).

(4.6)	Form of 3.875% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on November 5, 2015).

(4.7)
Indenture for Subordinated Debt Securities, dated as of May 29, 2018, between Unum Group and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Unum Group’s Form 8-K filed on May 29, 2018).

(4.8)	Form of 6.250% Junior Subordinated Notes due 2058 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on May 29, 2018).

(4.9)	Form of 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on June 13, 2019).

(4.10)	Form of 4.500% Senior Notes due 2049 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on September 11, 2019).

(4.11)	Form of 4.125% Senior Notes due 2051 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on June 14, 2021).

(4.12)	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

(10.18)
First Amendment to Unum Group Non-Qualified Defined Contribution Retirement Plan, effective as of January 1, 2019. (incorporated by reference to exhibit 10.19 of Unum Group's Form 10-K filed on February 17, 2021). *

(10.19)
Second Amendment to Unum Group Non-Qualified Defined Contribution Retirement Plan, effective as of January 1, 2020 (incorporated by reference to Exhibit 10.20 to Unum Group's Form 10-K filed on February 17, 2021). *

(10.20)
Second Amended and Restated Credit Agreement, dated as of April 15, 2022, among Unum Group, Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, and Colonial Life & Accident Insurance Company, as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, Fronting Bank and Swingline Lender (incorporated by reference to Exhibit 10.1 of Unum Group's Form 8-K filed on April 21, 2022).

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

(10.27)
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

(10.31)	Annual Incentive Plan of Unum Group, amended and restated effective January 1, 2023. *

(10.32)	Unum Group 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Unum Group’s Form 8-K filed on June 2, 2020). *

(10.33)	Form of Success Incentive Plan Cash Success Unit and Stock Success Unit Agreement with Employee in U.S. (incorporated by reference to Exhibit 10.1 of Unum Group's Form 8-K filed on August 26, 2020). *

(10.34)	Form of Success Incentive Plan Cash Success Unit and Stock Success Unit Agreement with Employee in U.K. (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on August 26, 2020). *

(10.35)
Form of Restricted Stock Unit Agreement with Executive in U.S. for awards in 2021 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.44 of Unum Group's Form 10-K for the fiscal year ended December 31, 2020). *

(10.36)
Form of Restricted Stock Unit Agreement with Executive in U.K. for awards in 2021 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.45 of Unum Group's Form 10-K for the fiscal year ended December 31, 2020). *

(10.37)	Form of Cash Incentive Unit Agreement (for employee in the U.S.) (incorporated by reference to Exhibit 10.1 of Unum Group's Form 8-K filed on March 2, 2021). *

(10.38)	Form of Cash Incentive Unit Agreement (for employee in the U.K.) (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on March 2, 2021). *

(10.39)	Form of Restricted Stock Unit Agreement with Executive in U.S. for awards in 2022 (incorporated by reference to Exhibit 10.44 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2021). *

(10.40)	Form of Restricted Stock Unit Agreement with Executive in U.K. for awards in 2022 (incorporated by reference to Exhibit 10.45 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2021). *

(10.41)
Form of Cash Incentive Unit Agreement (for employee in the U.S.) for awards in 2022 (incorporated by reference to Exhibit 10.46 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2021). *

(10.42)
Form of Cash Incentive Unit Agreement (for employee in the U.K.) for awards in 2022 (incorporated by reference to Exhibit 10.47 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2021). *

(10.43)	Unum Group 2022 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Unum Group’s Registration Statement on Form S-8 (Registration No. 333-265246) filed on May 26, 2022). *

(10.44)
Form of Restricted Stock Unit Agreement with Non-Employee Director for awards under the Unum Group 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Unum Group's Form 10-Q filed on August 3, 2022). *

(10.45)	Form of Restricted Stock Unit Agreement with Executive in U.S. for awards in 2023. *

(10.46)	Form of Restricted Stock Unit Agreement with Executive in U.K. for awards in 2023. *

(10.47)	Form of Cash Incentive Unit Agreement (for employee in the U.S.) for awards in 2023. *

(10.48)	Form of Cash Incentive Unit Agreement (for employee in the U.K.) for awards in 2023. *

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

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

Unum Group
(Registrant)
By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date:	February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard P. McKenney	President and Chief Executive Officer	February 23, 2023
Richard P. McKenney	and a Director (principal executive officer)

/s/ Steven A. Zabel	Executive Vice President, Chief Financial Officer	February 23, 2023
Steven A. Zabel	(principal financial officer)

/s/ Walter L. Rice, Jr.	Senior Vice President, Chief Accounting Officer	February 23, 2023
Walter L. Rice, Jr.	(principal accounting officer)

Name	Title	Date

*	Director	February 23, 2023
Theodore H. Bunting, Jr.

*	Director	February 23, 2023
Susan L. Cross

*	Director	February 23, 2023
Susan D. DeVore

*	Director	February 23, 2023
Joseph J. Echevarria

*	Director	February 23, 2023
Cynthia L. Egan

*	Director	February 23, 2023
Kevin T. Kabat

*	Director	February 23, 2023
Timothy F. Keaney

*	Director	February 23, 2023
Gale V. King

*	Director	February 23, 2023
Gloria C. Larson

*	Director	February 23, 2023
Ronald P. O'Hanley

*	Director	February 23, 2023
Francis J. Shammo

* By: /s/ J. Paul Jullienne		February 23, 2023
J. Paul Jullienne
Attorney-in-Fact