Form 10-Q
period 2023-03-31
Unum Group
filed 2023-05-03
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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

197,068,690 shares of the registrant's common stock were outstanding as of May 1, 2023.

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
•The use and reliance on third party vendors, including vendors providing web and cloud based applications, may disrupt our business, and impact our ability to leverage data.
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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	March 31	December 31
	2023	2022
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $38,101.8; $37,825.2; allowance for credit losses of $—; $—)	$36,160.2	$34,840.8
Mortgage Loans (net of allowance for credit losses of $10.0; $9.3)	2,390.0	2,435.4
Policy Loans	3,552.5	3,601.2
Other Long-term Investments	1,479.4	1,440.1
Short-term Investments	1,322.8	1,394.8
Total Investments	44,904.9	43,712.3

Other Assets
Cash and Bank Deposits	123.1	119.2
Accounts and Premiums Receivable (net of allowance for credit losses of $31.6; $32.5)	1,557.1	1,482.1
Reinsurance Recoverable (net of allowance for credit losses of $3.9; $1.7)	9,628.7	9,608.0
Accrued Investment Income	636.1	615.0
Deferred Acquisition Costs	2,602.4	2,560.0
Goodwill	348.4	347.6
Property and Equipment	456.1	451.7
Deferred Income Tax	489.8	586.0
Other Assets	1,677.2	1,666.6

Total Assets	$62,423.8	$61,148.5

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2023	2022
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$39,351.5	$38,577.1
Policyholders' Account Balances	5,709.6	5,740.2
Unearned Premiums	451.6	365.5
Other Policyholders’ Funds	1,726.9	1,750.4
Income Tax Payable	240.6	190.9
Deferred Income Tax	23.8	25.2
Short-term Debt	2.0	2.0
Long-term Debt	3,428.5	3,427.8
Other Liabilities	2,241.9	2,334.4

Total Liabilities	53,176.4	52,413.5

Commitments and Contingent Liabilities - Note 12

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 309,222,758 and 308,306,490 shares	30.9	30.8
Additional Paid-in Capital	2,431.8	2,441.0
Accumulated Other Comprehensive Loss	(3,162.3)	(3,448.3)
Retained Earnings	13,430.4	13,141.3
Treasury Stock - at cost: 111,857,500 and 110,551,977 shares	(3,483.4)	(3,429.8)

Total Stockholders' Equity	9,247.4	8,735.0

Total Liabilities and Stockholders' Equity	$62,423.8	$61,148.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2023	2022
	(in millions of dollars, except share data)
		As Adjusted
Revenue
Premium Income	$2,459.3	$2,401.4
Net Investment Income	508.8	527.2
Net Investment Gain (Loss)	0.1	(13.8)
Other Income	67.9	65.8
Total Revenue	3,036.1	2,980.6

Benefits and Expenses
Policy Benefits	1,882.1	1,983.0
Policy Benefits - Remeasurement Gain	(145.7)	(68.8)
Commissions	293.9	273.2
Interest and Debt Expense	48.1	46.9
Deferral of Acquisition Costs	(157.7)	(141.8)
Amortization of Deferred Acquisition Costs	115.9	103.6
Compensation Expense	275.0	248.3
Other Expenses	273.2	240.5
Total Benefits and Expenses	2,584.8	2,684.9

Income Before Income Tax	451.3	295.7

Income Tax Expense (Benefit)
Current	65.6	83.3
Deferred	27.4	(28.0)
Total Income Tax Expense	93.0	55.3

Net Income	$358.3	$240.4

Net Income Per Common Share
Basic	$1.81	$1.19
Assuming Dilution	$1.80	$1.18

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2023	2022
	(in millions of dollars)
		As Adjusted
Net Income	$358.3	$240.4

Other Comprehensive Income
Change in Net Unrealized Gain (Loss) on Securities (net of tax expense (benefit) of $219.6; $(775.1))	823.2	(2,893.8)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense (benefit) of $(152.9); $982.8)	(573.9)	3,658.1
Change in Net Gain (Loss) on Hedges (net of tax expense (benefit) of $4.7; $(2.9))	17.4	(10.4)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $(0.2); $0.9)	24.7	(32.0)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(1.6); $0.9)	(5.4)	4.2
Total Other Comprehensive Income	286.0	726.1

Comprehensive Income	$644.3	$966.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2023	2022
	(in millions of dollars)
		As Adjusted
Common Stock
Balance at Beginning of Year	$30.8	$30.7
Common Stock Activity	0.1	0.1
Balance at End of Period	30.9	30.8

Additional Paid-in Capital
Balance at Beginning of Year	2,441.0	2,408.1
Repurchase of Common Stock	—	(12.5)
Other Common Stock Activity	(9.2)	0.2
Balance at End of Period	2,431.8	2,395.8

Accumulated Other Comprehensive Loss
Balance at Beginning of Year	(3,448.3)	354.1
Cumulative Effect of Adoption of Accounting Standards Update - Note 2	—	(5,518.7)
Balance at Beginning of Period, as Adjusted	(3,448.3)	(5,164.6)
Other Comprehensive Income	286.0	726.1
Balance at End of Period	(3,162.3)	(4,438.5)

Retained Earnings
Balance at Beginning of Year	13,141.3	11,853.2
Cumulative Effect of Adoption of Accounting Standards Update - Note 2	—	136.2
Balance at Beginning of Year, as Adjusted	13,141.3	11,989.4
Net Income	358.3	240.4
Dividends to Stockholders (per common share: $0.330; $0.300)	(69.2)	(62.9)
Balance at End of Period	13,430.4	12,166.9

Treasury Stock
Balance at Beginning of Year	(3,429.8)	(3,229.7)
Repurchase of Common Stock	(53.6)	(37.5)
Balance at End of Period	(3,483.4)	(3,267.2)

Total Stockholders' Equity at End of Period	$9,247.4	$6,887.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2023	2022
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$358.3	$240.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	89.9	246.2
Change in Deferred Acquisition Costs	(41.8)	(38.2)
Change in Insurance Liabilities	(119.6)	27.5
Change in Income Taxes	76.2	54.4
Change in Other Accrued Liabilities	(175.1)	(127.1)
Non-cash Components of Net Investment Income	(64.4)	(111.3)
Net Investment (Gain) Loss	(0.1)	13.8
Depreciation	26.8	30.0
Amortization of the Cost of Reinsurance	11.0	13.4
Other, Net	(10.6)	(23.3)
Net Cash Provided by Operating Activities	150.6	325.8

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	55.1	171.9
Proceeds from Maturities of Fixed Maturity Securities	387.4	427.1
Proceeds from Sales and Maturities of Other Investments	91.6	102.0
Purchases of Fixed Maturity Securities	(589.1)	(931.9)
Purchases of Other Investments	(79.9)	(128.6)
Net Sales and Maturities of Short-term Investments	183.8	190.2
Net Decrease in Payables for Collateral on Investments	(60.3)	(1.3)
Net Purchases of Property and Equipment	(29.1)	(21.8)
Net Cash Used by Investing Activities	(40.5)	(192.4)

Cash Flows from Financing Activities
Issuance of Common Stock	1.2	0.6
Repurchase of Common Stock	(51.2)	(50.0)
Dividends Paid to Stockholders	(69.2)	(62.0)
Proceeds from Policyholders' Account Deposits	37.7	31.2
Payments for Policyholders' Account Withdrawals	(24.4)	(21.6)
Other, Net	(0.3)	—
Net Cash Used by Financing Activities	(106.2)	(101.8)

Net Increase in Cash and Bank Deposits	3.9	31.6

Cash and Bank Deposits at Beginning of Year	119.2	75.0

Cash and Bank Deposits at End of Period	$123.1	$106.6

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2023
Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2022.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full year performance.

Note 2 - Accounting Developments

Accounting Standards Updates (ASUs) Adopted in 2023:

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

The amendments in this update eliminated the troubled debt restructuring recognition and measurement guidance and instead required that an entity evaluate whether the modification represents a new loan or the continuation of an existing loan. The amendments also enhanced the disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, the amendments in this update required that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments in this update were applied prospectively in the period of adoption as of January 1, 2023. The adoption of this update modified our disclosures but did not have an impact on our financial position or results of operations.

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

This update significantly amended the accounting and disclosure requirements for long-duration insurance contracts. These changes included a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity is required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income (loss) (OCI). These changes resulted in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing for traditional long-duration insurance contracts. The update also required that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in OCI. This update also simplified the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations, but are no longer subject to an impairment test. Significant additional disclosures are required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. We do not have products with market risk benefits. The update is effective for periods beginning January 1, 2023.

We adopted this guidance effective January 1, 2023 using the modified retrospective approach with changes applied as of January 1, 2021, also referred to as the transition date. The following tables summarize the impacts of the adoption of ASU 2018-12 on the liability for future policy benefits, deferred acquisition costs, and stockholders' equity as of the transition date as well as impacted historical condensed consolidated financial statement line items for historical comparison.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 2 - Accounting Developments - Continued
Impact of the Adoption of ASU 2018-12 as of the Transition Date:

Stockholders' Equity

The following table summarizes the changes in stockholders' equity due to the adoption of ASU 2018-12 and the resulting adjusted balances at January 1, 2021:

	Consolidated
	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(in millions of dollars)
Balance at December 31, 2020	$11,269.6	$374.2	$10,871.0
Impact of the Adoption of ASU 2018-12	(20.6)	(6,684.4)	(6,705.0)
Balance at January 1, 2021	$11,249.0	$(6,310.2)	$4,166.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 2 - Accounting Developments - Continued
Liability for Future Policy Benefits

The following tables summarize the changes in the liability for future policy benefits due to the adoption of ASU 2018-12 and the resulting adjusted balance at January 1, 2021. The removal of shadow adjustments and effect of change in discount rate assumptions are both recorded as transition adjustments to accumulated other comprehensive income (loss) (AOCI) while the adjustments for loss contracts are recorded as a transition adjustment to retained earnings.

	Unum US	Unum International	Colonial Life	Closed Block	Consolidated
	(in millions of dollars)
Balance at December 31, 2020[1]	$12,184.6	$2,969.8	$1,977.2	$28,572.8	$45,704.4
Removal of Shadow Adjustments[2]	(1,569.7)	(545.8)	(44.5)	(4,065.6)	(6,225.6)
Adjustments for Loss Contracts[3]	—	—	34.9	—	34.9
Effect of Change in Discount Rate Assumptions	2,251.8	779.4	568.6	12,484.8	16,084.6
Other[4]	(5.3)	—	(7.6)	—	(12.9)
Balance at January 1, 2021	12,861.4	3,203.4	2,528.6	36,992.0	55,585.4
Reinsurance Recoverable[5]	357.7	132.5	4.4	10,001.4	10,496.0
Balance, Net of Reinsurance, at January 1, 2021	$12,503.7	$3,070.9	$2,524.2	$26,990.6	$45,089.4

1We previously reported policy and contract benefits and reserves for future policy and contract benefits liabilities in our consolidated balance sheet as of December 31, 2020 of $1,855.4 million and $49,653.0 million, respectively, resulting in total policyholder liabilities of $51,508.4 million. These balances were reclassified into new line items, future policy benefits and policyholders' account balances, which would have reported balances of $45,704.4 million and $5,804.0 million as of December 31, 2020, respectively, resulting in total policyholder liabilities of $51,508.4 million under the historical accounting method. These balances were reclassified to more closely align with the new disclosure requirements of ASU 2018-12.

[2]Shadow adjustments represent the adjustments related to unrealized investment gains and losses previously included in the reserves balance prior to the adoption of ASU 2018-12.
[3]Adjustment for loss contracts represents the adjustment for those cohorts whose net premium ratio exceeded 100 percent as of the transition date. For those cohorts, the net premiums were set equal to the gross premiums and the difference was recorded as a transition adjustment to the liability for future policy benefits.

[4]This amount reflects the effect of the reclassification of certain unearned premium. This amount was reclassified to more closely align with the presentation of liabilities under ASU 2018-12 and had no impact to stockholders' equity.

[5]These amounts represent the portion of reinsurance recoverable related to the liability for future policy benefits. These amounts include the adjustments for the removal of shadow adjustments and for the effect of change in discount rate assumptions for the liability for future policy benefits ceded to third party reinsurers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 2 - Accounting Developments - Continued

	Unum US Segment
	Group Disability	Group Life and AD&D	Individual Disability	Voluntary Benefits	Dental and Vision	Total
	(in millions of dollars)
Balance at December 31, 2020	$7,409.0	$1,123.9	$2,485.3	$1,154.9	$11.5	$12,184.6
Removal of Shadow Adjustments	(1,025.2)	(88.5)	(446.1)	(9.9)	—	(1,569.7)
Effect of Change in Discount Rate Assumptions	911.9	91.9	728.5	519.5	—	2,251.8
Other	—	—	—	(5.3)	—	(5.3)
Balance at January 1, 2021	7,295.7	1,127.3	2,767.7	1,659.2	11.5	12,861.4
Reinsurance Recoverable	58.3	3.0	260.6	35.7	0.1	357.7
Balance, Net of Reinsurance, at January 1, 2021	$7,237.4	$1,124.3	$2,507.1	$1,623.5	$11.4	$12,503.7

	Closed Block Segment
	Long-term Care	All Other	Total
	(in millions of dollars)
Balance at December 31, 2020	$16,283.4	$12,289.4	$28,572.8
Removal of Shadow Adjustments	(3,465.4)	(600.2)	(4,065.6)
Effect of Change in Discount Rate Assumptions	9,922.9	2,561.9	12,484.8
Balance at January 1, 2021	22,740.9	14,251.1	36,992.0
Reinsurance Recoverable	44.4	9,957.0	10,001.4
Balance, Net of Reinsurance, at January 1, 2021	$22,696.5	$4,294.1	$26,990.6

Deferred Acquisition Costs (DAC)

The following tables summarize the changes in DAC due to the adoption of ASU 2018-12 and the resulting adjusted balance at January 1, 2021. The removal of shadow adjustments is recorded as a transition adjustment to AOCI.

	Consolidated
	Unum US1	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance at December 31, 2020	$1,168.7	$32.0	$1,071.9	$2,272.6
Removal of Shadow Adjustments	12.3	—	72.8	85.1
Balance at January 1, 2021	$1,181.0	$32.0	$1,144.7	$2,357.7

[1]The $12.3 million removal of shadow adjustments is related to the Unum US voluntary benefits product line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 2 - Accounting Developments - Continued
Impact of the Adoption of ASU 2018-12 on Historical Financial Statements:

The following tables present the effect of the adoption of ASU 2018-12 on our historical consolidated financial statements:

	March 31, 2022
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars)
Consolidated Balance Sheets

Assets
Reinsurance Recoverable	$10,640.3	$10,939.5	$299.2
Deferred Acquisition Costs	2,229.2	2,464.3	235.1
Deferred Income Tax	—	889.8	889.8
Other Assets[1]	1,834.9	1,704.9	(130.0)
Total Assets	66,471.7	67,765.8	1,294.1

Liabilities
Policy and Contract Benefits[2]	$1,874.2	$—	$(1,874.2)
Reserves for Future Policy and Contract Benefits[2]	45,258.0	—	(45,258.0)
Future Policy Benefits[2]	—	46,474.7	46,474.7
Policyholders' Account Balances[2]	—	5,772.3	5,772.3
Unearned Premiums	431.9	444.8	12.9
Deferred Income Tax	202.8	104.5	(98.3)
Total Liabilities	55,848.6	60,878.0	5,029.4

Stockholders' Equity
Accumulated Other Comprehensive Loss	$(580.1)	$(4,438.5)	$(3,858.4)
Retained Earnings	12,043.8	12,166.9	123.1
Total Stockholders' Equity	10,623.1	6,887.8	(3,735.3)

[1]The change in other assets is driven by the cost of reinsurance associated with the second phase of our Closed Block individual disability reinsurance transaction which was completed in the first quarter of 2021. In accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were then required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically.

2We previously reported policy and contract benefits and reserves for future policy and contract benefits liabilities in our consolidated balance sheet as of March 31, 2022 of $1,874.2 million and $45,258.0 million, respectively, resulting in total policyholder liabilities of $47,132.2 million. These balances were reclassified into new line items, future policy benefits and policyholders' account balances, which would have reported balances of $41,368.2 million and $5,764.0 million, respectively, as of March 31, 2022, resulting in total policyholder liabilities of $47,132.2 million under the historical accounting method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 2 - Accounting Developments - Continued

	December 31, 2022
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars)
Consolidated Balance Sheets

Assets
Reinsurance Recoverable	$10,218.6	$9,608.0	$(610.6)
Deferred Acquisition Costs	2,252.3	2,560.0	307.7
Deferred Income Tax	449.8	586.0	136.2
Other Assets	1,786.3	1,666.6	(119.7)
Total Assets	61,434.9	61,148.5	(286.4)

Liabilities
Policy and Contract Benefits[1]	$1,839.8	$—	$(1,839.8)
Reserves for Future Policy and Contract Benefits[1]	42,330.2	—	(42,330.2)
Future Policy Benefits[1]	—	38,577.1	38,577.1
Policyholders' Account Balances[1]	—	5,740.2	5,740.2
Unearned Premiums	352.7	365.5	12.8
Deferred Income Tax	9.2	25.2	16.0
Total Liabilities	52,237.4	52,413.5	176.1

Stockholders' Equity
Accumulated Other Comprehensive Loss	$(2,756.6)	$(3,448.3)	$(691.7)
Retained Earnings	12,912.1	13,141.3	229.2
Total Stockholders' Equity	9,197.5	8,735.0	(462.5)

1We previously reported policy and contract benefits and reserves for future policy and contract benefits liabilities in our consolidated balance sheet as of December 31, 2022 of $1,839.8 million and $42,330.2 million, respectively, resulting in total policyholder liabilities of $44,170.0 million. These balances were reclassified into new line items, future policy benefits and policyholders' account balances, which would have reported balances of $38,443.2 million and $5,726.8 million, respectively, as of December 31, 2022, resulting in total policyholder liabilities of $44,170.0 million under the historical accounting method.

The decrease in AOCI in our recast of 2022 as shown in the preceding chart is driven primarily by the difference between the discount rate applied under the historical accounting method, which was based on an expected investment yield from our current investment strategy, and the single-A discount rate that is required as a part of the adoption of ASU 2018-12. The most significant impact is related to our longest duration products. Our investment strategy reflects the illiquid nature of the majority of our liability cash flows and, as a result, the yields in our investment portfolios supporting the cash outflows required for these products are generally higher than a single-A yield. In addition, the discount rates applied under the historical accounting method to the reserves for our longest duration products, such as long-term care, included an assumption for long-term yields rising to more historical levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 2 - Accounting Developments - Continued
The net unfavorable impact of the adoption of ASU 2018-12 to net income for the three months ended March 31, 2022 shown below is due primarily to the following changes:

• Updating the lifetime cohort net premium ratios, or lifetime loss ratio, for actual experience each reporting period will generally cause earnings patterns to be more consistent from period to period, with variances in experience reflected in earnings over the cohort lifetime. This resulted in an unfavorable impact to income for the three months ended March 31, 2022.

• Alignment of amortization of deferred acquisition costs to a constant level basis and modification of amortization periods to reflect the expected term of the related contracts could result in either higher or lower income for the affected product lines. This resulted in a net favorable impact to income for the three months ended March 31, 2022.

• Accelerated recognition of the provision for adverse deviation or other differences from current best estimate values for policies issued prior to the transition date and due to not establishing the provision for policies issued on or after the transition date will generally result in higher income most notably in the initial years after the transition date. This resulted in a favorable impact to income for the three months ended March 31, 2022.

• Establishing reserves for claims incurred on or after the transition date at interest rates prescribed by the update could result in either higher or lower income for the affected product lines depending on the policy issue date and the interest rate environment at that time. This resulted in a favorable impact to income for the three months ended March 31, 2022.

• Accounting for non-contemporaneous reinsurance related to the second phase of our Closed Block individual disability reinsurance transaction which was completed in the first quarter of 2021. As a result of the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The differential in the original discount rate applied to the direct and ceded cohorts of business resulted in an unfavorable impact to income for the three months ended March 31, 2022, partially offset by a decrease in the amortization of the cost of reinsurance as a result of a lower cost of reinsurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 2 - Accounting Developments - Continued

	Three Months Ended March 31, 2022
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars, except share data and where noted)
Consolidated Statements of Income
Premium Income	$2,403.3	$2,401.4	$(1.9)
Policy Benefits[1]	1,843.9	1,983.0	139.1
Policy Benefits - Remeasurement Gain	—	(68.8)	(68.8)
Amortization of Deferred Acquisition Costs	156.1	103.6	(52.5)
Other Expenses	243.8	240.5	(3.3)
Income Tax - Deferred	(24.7)	(28.0)	(3.3)
Net Income	253.5	240.4	(13.1)

Net Income Per Common Share
Basic	$1.25	$1.19	$(0.06)
Assuming Dilution	$1.25	$1.18	$(0.07)

Consolidated Statements of Comprehensive Income (Loss)
Net Income	$253.5	$240.4	$(13.1)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance[1]	1,997.7	—	(1,997.7)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance[1]	—	3,658.1	3,658.1
Change in Foreign Currency Translation Adjustment	(31.9)	(32.0)	(0.1)
Comprehensive Income (Loss)	(680.7)	966.5	1,647.2

Consolidated Statements of Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	$354.1	$(5,164.6)	$(5,518.7)
Other Comprehensive Income (Loss)	(934.2)	726.1	1,660.3

Retained Earnings
Balance at Beginning of Year	$11,853.2	$11,989.4	$136.2
Net Income	253.5	240.4	(13.1)

Consolidated Statements of Cash Flows
Net Income	$253.5	$240.4	$(13.1)
Change in Receivables	239.2	246.2	7.0
Change in Deferred Acquisition Costs	14.3	(38.2)	(52.5)
Change in Insurance Liabilities	(38.3)	27.5	65.8
Change in Income Taxes	58.3	54.4	(3.9)
Amortization of the Cost of Reinsurance	16.7	13.4	(3.3)

[1] Previously disclosed as Benefits and Change in Reserves for Future Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 2 - Accounting Developments - Continued
All historically reported information included throughout these financial statements has been adjusted for the impacts of our modified retrospective adoption of ASU 2018-12.

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
March 31, 2023
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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 3 - Fair Value of Financial Instruments - Continued
pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether it is a bid or market quote. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2023, we have applied valuation approaches and techniques on a consistent basis to similar assets and liabilities and consistent with those approaches and techniques used at year end 2022.

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
March 31, 2023
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
Unum Group and Subsidiaries
March 31, 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 3 - Fair Value of Financial Instruments - Continued
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

At March 31, 2023, approximately 26.7 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 73.3 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•57.3 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•14.9 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•1.1 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of March 31, 2023 or December 31, 2022.

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
March 31, 2023
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		March 31, 2023
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$244.3	Not redeemable	$97.9
		39.2	Quarterly / 90 days notice	11.3
Total Private Credit		283.5		109.2

Private Equity	(b)	477.5	Not redeemable	401.6
		22.2	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	19.4
Total Private Equity		499.7		421.0

Real Assets	(c)	384.7	Not redeemable	242.0
		60.9	Quarterly / 90 days notice	—
Total Real Assets		445.6		242.0

Total Partnerships		$1,228.8		$772.2

		December 31, 2022
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$239.3	Not redeemable	$90.9
		35.7	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	13.4
Total Private Credit		275.0		104.3

Private Equity	(b)	453.6	Not redeemable	377.2
		31.7	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	39.1
Total Private Equity		485.3		416.3

Real Assets	(c)	373.9	Not redeemable	256.3
		60.1	Quarterly / 90 days notice	—
Total Real Assets		434.0		256.3

Total Partnerships		$1,194.3		$776.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 3 - Fair Value of Financial Instruments - Continued
(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of March 31, 2023, the estimated remaining life of the investments that do not allow for redemptions is approximately 66 percent in the next 3 years, 21 percent during the period from 3 to 5 years, 11 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of March 31, 2023, the estimated remaining life of the investments that do not allow for redemptions is approximately 36 percent in the next 3 years, 17 percent during the period from 3 to 5 years, 40 percent during the period from 5 to 10 years, and 7 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of March 31, 2023, the estimated remaining life of the investments that do not allow for redemptions is approximately 22 percent in the next 3 years, 36 percent during period from 3 to 5 years, and 42 percent during the period from 5 to 10 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	March 31, 2023
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$83.5	$457.8	$—	$—	$541.3
States, Municipalities, and Political Subdivisions	9.2	3,631.9	0.1	—	3,641.2
Foreign Governments	—	876.0	—	—	876.0
Public Utilities	944.1	4,300.3	—	—	5,244.4
Mortgage/Asset-Backed Securities	—	547.5	28.8	—	576.3
All Other Corporate Bonds	8,636.7	16,501.6	139.1	—	25,277.4
Redeemable Preferred Stocks	—	3.6	—	—	3.6
Total Fixed Maturity Securities	9,673.5	26,318.7	168.0	—	36,160.2

Other Long-term Investments
Derivatives
Forwards	—	12.7	—	—	12.7
Foreign Exchange Contracts	—	82.4	—	—	82.4
Total Derivatives	—	95.1	—	—	95.1
Perpetual Preferred and Equity Securities	—	10.3	16.2	—	26.5
Private Equity Partnerships	—	—	—	1,228.8	1,228.8
Total Other Long-term Investments	—	105.4	16.2	1,228.8	1,350.4
Total Financial Instrument Assets Carried at Fair Value	$9,673.5	$26,424.1	$184.2	$1,228.8	$37,510.6

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$23.8	$—	$—	$23.8
Foreign Exchange Contracts	—	25.5	—	—	25.5
Embedded Derivative in Modified Coinsurance Arrangement	—	—	13.6	—	13.6
Total Derivatives	—	49.3	13.6	—	62.9
Total Financial Instrument Liabilities Carried at Fair Value	$—	$49.3	$13.6	$—	$62.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 3 - Fair Value of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 3 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2023
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in			Sales/Maturities	Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases		Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$0.2	$—	$(0.1)	$—	$—	$—	$—	$0.1	$(0.1)	$—
Mortgage/Asset-Backed Securities	22.0	—	(0.6)	7.2	(0.2)	0.4	—	28.8	(0.6)	—
All Other Corporate Bonds	158.7	—	8.6	1.5	(59.3)	84.4	(54.8)	139.1	8.6	—
Total Fixed Maturity Securities	180.9	—	7.9	8.7	(59.5)	84.8	(54.8)	168.0	7.9	—

Perpetual Preferred and Equity Securities	16.2	—	—	—	—	—	—	16.2	—	—
Embedded Derivative in Modified Coinsurance Arrangement	(13.9)	0.3	—	—	—	—	—	(13.6)	—	0.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 3 - Fair Value of Financial Instruments - Continued

	Three Months Ended March 31, 2022
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in			Sales/Maturities	Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases		Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$13.4	$—	$—	$—	$—	$—	$(13.4)	$—	$—	$—
Foreign Governments	20.8	—	(0.4)	—	—	—	—	20.4	(0.4)	—
Public Utilities	44.5	(4.1)	2.2	—	—	15.6	(44.5)	13.7	2.2	—
Mortgage/Asset-Backed Securities	187.2	—	(9.2)	7.3	—	—	(135.5)	49.8	(9.2)	—
All Other Corporate Bonds	861.5	—	(5.7)	2.6	—	13.2	(790.9)	80.7	(5.7)	—
Total Fixed Maturity Securities	1,127.4	(4.1)	(13.1)	9.9	—	28.8	(984.3)	164.6	(13.1)	—

Perpetual Preferred and Equity Securities	5.8	2.8	—	1.9	—	—	—	10.5	—	2.8
Embedded Derivative in Modified Coinsurance Arrangement	(30.1)	(3.4)	—	—	—	—	—	(33.5)	—	(3.4)

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
March 31, 2023
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

	March 31, 2023
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$16.8	Market Approach	Volatility of Credit Market Convention	(a) (b)	4.62% - 4.62% / 4.62% Priced at Par Value
Perpetual Preferred and Equity Securities	16.2	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(13.6)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 0.6%

	December 31, 2022
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$15.3	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.41% - 5.41% / 5.41% Priced at Par Value
Perpetual Preferred and Equity Securities	16.2	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(13.9)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 0.6%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 3 - Fair Value of Financial Instruments - Continued
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,259.5 million and $3,312.5 million as of March 31, 2023 and December 31, 2022, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
March 31, 2023
Note 3 - Fair Value of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	March 31, 2023
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,157.5	$—	$2,157.5	$2,390.0
Policy Loans	—	—	3,633.3	3,633.3	3,552.5
Other Long-term Investments
Miscellaneous Long-term Investments	—	15.7	1.1	16.8	16.8
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,173.2	$3,634.4	$5,807.6	$5,959.3

Liabilities
Long-term Debt	$2,630.7	$517.2	$—	$3,147.9	$3,428.5
Other Liabilities
Unfunded Commitments	—	0.7	—	0.7	0.7
Payable for Collateral on FHLB Funding Agreements	—	68.0	—	68.0	68.0
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,630.7	$585.9	$—	$3,216.6	$3,497.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 3 - Fair Value of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments
Fixed Maturity Securities

At March 31, 2023 and December 31, 2022, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	March 31, 2023
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$529.9	$—	$28.8	$17.4	$541.3
States, Municipalities, and Political Subdivisions	4,012.1	—	132.1	503.0	3,641.2
Foreign Governments	935.1	—	46.4	105.5	876.0
Public Utilities	5,301.5	—	227.9	285.0	5,244.4
Mortgage/Asset-Backed Securities	586.7	—	9.9	20.3	576.3
All Other Corporate Bonds	26,732.5	—	639.9	2,095.0	25,277.4
Redeemable Preferred Stocks	4.0	—	—	0.4	3.6
Total Fixed Maturity Securities	$38,101.8	$—	$1,085.0	$3,026.6	$36,160.2

	December 31, 2022
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$503.8	$—	$20.3	$25.9	$498.2
States, Municipalities, and Political Subdivisions	4,006.0	—	87.1	635.9	3,457.2
Foreign Governments	908.1	—	34.9	115.9	827.1
Public Utilities	5,170.9	—	141.0	355.0	4,956.9
Mortgage/Asset-Backed Securities	592.1	—	8.2	27.0	573.3
All Other Corporate Bonds	26,640.3	—	452.1	2,567.8	24,524.6
Redeemable Preferred Stocks	4.0	—	—	0.5	3.5
Total Fixed Maturity Securities	$37,825.2	$—	$743.6	$3,728.0	$34,840.8

[1]Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$132.2	$6.6	$101.1	$10.8
States, Municipalities, and Political Subdivisions	574.0	31.7	1,657.5	471.3
Foreign Governments	130.2	34.9	207.4	70.6
Public Utilities	1,341.2	92.5	808.0	192.5
Mortgage/Asset-Backed Securities	320.0	13.4	73.3	6.9
All Other Corporate Bonds	10,031.0	573.6	7,168.4	1,521.4
Redeemable Preferred Stocks	—	—	3.6	0.4
Total Fixed Maturity Securities	$12,528.6	$752.7	$10,019.3	$2,273.9

	December 31, 2022
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$246.6	$22.6	$12.2	$3.3
States, Municipalities, and Political Subdivisions	1,920.1	476.1	346.6	159.8
Foreign Governments	160.1	47.9	176.9	68.0
Public Utilities	2,242.2	252.0	255.2	103.0
Mortgage/Asset-Backed Securities	386.6	27.0	0.1	—
All Other Corporate Bonds	15,865.6	1,799.7	2,194.1	768.1
Redeemable Preferred Stocks	3.5	0.5	—	—
Total Fixed Maturity Securities	$20,824.7	$2,625.8	$2,985.1	$1,102.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	March 31, 2023
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,211.7	$3.0	$315.2	$5.3	$894.2
Over 1 year through 5 years	7,335.7	107.8	2,235.8	209.6	4,998.1
Over 5 years through 10 years	9,835.9	385.0	4,069.5	697.3	5,454.1
Over 10 years	19,131.8	579.3	6,808.8	2,094.1	10,808.2
	37,515.1	1,075.1	13,429.3	3,006.3	22,154.6
Mortgage/Asset-Backed Securities	586.7	9.9	183.0	20.3	393.3
Total Fixed Maturity Securities	$38,101.8	$1,085.0	$13,612.3	$3,026.6	$22,547.9

	December 31, 2022
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,133.5	$2.9	$339.1	$5.7	$791.6
Over 1 year through 5 years	7,090.8	86.7	1,953.2	238.4	4,985.9
Over 5 years through 10 years	10,096.7	294.8	3,538.9	863.8	5,988.8
Over 10 years	18,912.1	351.0	5,013.2	2,593.1	11,656.8
	37,233.1	735.4	10,844.4	3,701.0	23,423.1
Mortgage/Asset-Backed Securities	592.1	8.2	186.6	27.0	386.7
Total Fixed Maturity Securities	$37,825.2	$743.6	$11,031.0	$3,728.0	$23,809.8

[1]Allowance for Credit Losses

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of March 31, 2023:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$34,194.2	$1,070.5	$2,876.7	95.0%
Below-Investment-Grade	1,966.0	14.5	149.9	5.0
Total Fixed Maturity Securities	$36,160.2	$1,085.0	$3,026.6	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At March 31, 2023, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments - Continued
which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

As of March 31, 2023, we held 857 individual investment-grade fixed maturity securities and 105 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 593 investment-grade fixed maturity securities and 71 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities at March 31, 2022:

	Three Months Ended March 31
	2023	2022
	(in millions of dollars)
Balance, beginning of period	$—	$—
Credit losses on securities for which credit losses were not previously recorded	—	4.1
Balance, end of period	$—	$4.1

At March 31, 2023, we had commitments of $47.1 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

Variable Interest Entities

We invest in variable interests issued by variable interest entities. These investments, which are passive in nature, include minority ownership interests in private equity partnerships, tax credit partnerships, and special purpose entities. For those

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments - Continued
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

As of March 31, 2023, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,229.7 million, comprised of $0.9 million of tax credit partnerships and $1,228.8 million of private equity partnerships. At December 31, 2022, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,195.3 million, comprised of $1.0 million of tax credit partnerships and $1,194.3 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Mortgage Loans

Our mortgage loan portfolio is well diversified by both geographic region and property type to reduce risk of concentration. All of our mortgage loans are collateralized by commercial real estate. When issuing a new loan, our general policy is not to exceed a loan-to-value ratio, or the ratio of the loan balance to the estimated fair value of the underlying collateral, of 75 percent. We update the loan-to-value ratios based on an internal valuation of the collateral at least every three years for each loan, and properties undergo a general inspection at least every two years. Our general policy for newly issued loans is to have a debt service coverage ratio greater than 1.25 times on a normalized 25 year amortization period. We update our debt service coverage ratios annually.

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,400.0 million and $2,444.7 million at March 31, 2023 and December 31, 2022, respectively. The allowance for expected credit losses was $10.0 million and $9.3 million at March 31, 2023 and December 31, 2022, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $7.4 million and $7.7 million at March 31, 2023 and December 31, 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	March 31, 2023		December 31, 2022
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$683.8	28.6%	$688.6	28.3%
Industrial	709.7	29.7	745.3	30.6
Office	423.3	17.7	423.0	17.4
Retail	529.6	22.2	534.5	21.9
Other	43.6	1.8	44.0	1.8
Total	$2,390.0	100.0%	$2,435.4	100.0%

Region
New England	$56.8	2.4%	$52.4	2.2%
Mid-Atlantic	190.3	8.0	192.4	7.9
East North Central	303.8	12.7	313.0	12.9
West North Central	179.5	7.5	181.4	7.4
South Atlantic	547.5	22.9	539.3	22.1
East South Central	100.9	4.2	101.8	4.2
West South Central	210.5	8.8	212.6	8.7
Mountain	296.6	12.4	298.7	12.3
Pacific	504.1	21.1	543.8	22.3
Total	$2,390.0	100.0%	$2,435.4	100.0%

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

We evaluate each of our mortgage loans individually for impairment and assign an internal quality rating based on a comprehensive rating system used to evaluate the risk of the loan. The factors we use to derive our internal quality ratings may include the following:

•Loan-to-value ratio based on internal valuation of the property
•Debt service coverage ratio based on current operating income
•Property location, including regional economics, trends, and demographics
•Age, condition, and construction quality of property
•Current and historical occupancy of property
•Lease terms relative to market
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
March 31, 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators:

	March 31, 2023		December 31, 2022
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$80.2	3.4%	$92.3	3.8%
A	803.7	33.6	843.9	34.6
BBB	1,465.2	61.3	1,458.0	59.9
BB	40.9	1.7	41.2	1.7
Total	$2,390.0	100.0%	$2,435.4	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,352.1	56.6%	$1,389.6	57.0%
> 65% <= 75%	917.8	38.4	937.2	38.5
> 75% <= 85%	91.5	3.8	75.0	3.1
> 85%	28.6	1.2	33.6	1.4
Total	$2,390.0	100.0%	$2,435.4	100.0%

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments - Continued

There were no gross write-offs for the periods ending March 31, 2023 or December 31, 2022. The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023
	Prior to 2019	2019	2020	2021	2022	2023	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$69.3	$11.0	$—	$—	$—	$—	$80.3
A	569.6	96.0	35.7	80.3	23.8	—	805.4
BBB	752.4	235.6	133.1	274.1	64.6	13.2	1,473.0
BB	41.3	—	—	—	—	—	41.3
Total Amortized Cost	1,432.6	342.6	168.8	354.4	88.4	13.2	2,400.0
Allowance for credit losses	(6.2)	(1.4)	(0.6)	(1.1)	(0.6)	(0.1)	(10.0)
Carrying Amount	$1,426.4	$341.2	$168.2	$353.3	$87.8	$13.1	$2,390.0

Loan-to-Value Ratio[1]
<=65%	$932.6	$197.0	$80.8	$128.0	$16.7	$—	$1,355.1
>65<=75%	386.6	145.6	79.6	226.4	71.7	13.2	923.1
>75%<=85%	84.3	—	8.4	—	—	—	92.7
>85%	29.1	—	—	—	—	—	29.1
Total Amortized Cost	1,432.6	342.6	168.8	354.4	88.4	13.2	2,400.0
Allowance for credit losses	(6.2)	(1.4)	(0.6)	(1.1)	(0.6)	(0.1)	(10.0)
Carrying Amount	$1,426.4	$341.2	$168.2	$353.3	$87.8	$13.1	$2,390.0

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments - Continued

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

Loan-to-Value Ratio[1]
<=65%	$782.6	$189.0	$193.9	$81.3	$128.9	$16.9	$1,392.6
>65<=75%	230.2	181.6	150.9	80.1	227.5	71.7	942.0
>75%<=85%	67.5	—	—	8.5	—	—	76.0
>85%	28.2	5.9	—	—	—	—	34.1
Total Amortized Cost	1,108.5	376.5	344.8	169.9	356.4	88.6	2,444.7
Allowance for credit losses	(4.3)	(1.8)	(1.3)	(0.6)	(0.8)	(0.5)	(9.3)
Carrying Amount	$1,104.2	$374.7	$343.5	$169.3	$355.6	$88.1	$2,435.4

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments - Continued
The following table presents a roll-forward of allowance for expected credit losses by loan-to-value ratio for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.0	$—	$—	$—	$3.0
>65<=75%	4.7	0.6	—	—	5.3
>75%<=85%	1.1	0.1	—	—	1.2
>85%	0.5	—	—	—	0.5
Total	$9.3	$0.7	$—	$—	$10.0

	Three Months Ended March 31, 2022
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$2.6	$(0.2)	$—	$—	$2.4
>65<=75%	4.7	(0.2)	—	—	4.5
>75%<=85%	0.7	—	—	—	0.7
>85%	0.3	—	—	—	0.3
Total	$8.3	$(0.4)	$—	$—	$7.9

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

The increase in our estimate of expected losses during the first quarter of 2023 is primarily driven by heightened uncertainty surrounding the future macroeconomic outlook and reflects market conditions as of March 31, 2023.

There were no troubled debt restructurings during the three months ended March 31, 2023 and 2022. At March 31, 2023 and December 31, 2022, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the three months ended March 31, 2023 and 2022.

Other than our allowance for expected credit losses, we had no specifically identified impaired mortgage loans during three months ended March 31, 2023, or 2022, nor did we recognize any interest income on mortgage loans subsequent to impairment.

At March 31, 2023, we had no commitments to fund commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At March 31, 2023 and December 31, 2022, we had no amount and a nominal amount, respectively, of expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our real estate held for the production of income balance was $71.2 million and $71.6 million at March 31, 2023 and December 31, 2022, respectively, and the associated accumulated depreciation was $123.4 million and $122.1 million at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments - Continued
March 31, 2023 and December 31, 2022, respectively. We did not recognize any impairments related to our real estate during the quarter ended March 31, 2023 or March 31, 2022.

Our held for sale real estate balance was $95.1 million at both March 31, 2023 and December 31, 2022 and the associated accumulated depreciation was $54.2 million at both March 31, 2023 and December 31, 2022.

In the first quarter of 2022, we reclassified property previously held for the production of income to property held for sale. The carrying value of the property was $40.1 million as of both March 31, 2023 and December 31, 2022 and is primarily recorded within our Corporate segment. The estimated fair value less costs to sell is above the carrying value of the property and we expect to close the sale of the property in the second quarter of 2023.

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

As of March 31, 2023, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $89.3 million, for which we received collateral in the form of cash and securities of $56.6 million and $36.1 million, respectively. As of December 31, 2022, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $152.4 million, for which we received collateral in the form of cash and securities of $88.5 million and $69.8 million, respectively. We had no outstanding repurchase agreements at March 31, 2023 or December 31, 2022.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	March 31, 2023	December 31, 2022
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$—	$0.3
State, Municipalities, and Political Subdivisions	—	—
Public Utilities	6.5	6.3
All Other Corporate Bonds	50.1	81.9
Total Borrowings	$56.6	$88.5
Gross Amount of Recognized Liability for Securities Lending Transactions	56.6	88.5
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. Membership, which requires that we purchase a minimum amount of FHLB common stock on which we receive dividends, provides access to low-cost funding. Advances

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments - Continued
received from the FHLB are used for the purchase of fixed maturity securities. Additional common stock purchases may be required, based on the amount of funds we borrow from the FHLBs. The carrying value of common stock owned, collateral posted, and advances received are as follows:

	March 31, 2023	December 31, 2022
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$15.7	$17.1
Advances from FHLB	68.0	99.1

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$420.2	$527.1
Commercial Mortgage Loans	783.9	801.9
Total Carrying Value of Collateral Posted to FHLB	$1,204.1	$1,329.0

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
March 31, 2023
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

	March 31, 2023
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$95.1	$—	$95.1	$(36.0)	$(51.2)	$7.9
Securities Lending	89.3	—	89.3	(32.7)	(56.6)	—
Total	$184.4	$—	$184.4	$(68.7)	$(107.8)	$7.9

Financial Liabilities:
Derivatives	$49.3	$—	$49.3	$(49.1)	$—	$0.2
Securities Lending	56.6	—	56.6	(56.6)	—	—
Total	$105.9	$—	$105.9	$(105.7)	$—	$0.2

	December 31, 2022
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$89.1	$—	$89.1	$(38.0)	$(49.4)	$1.7
Securities Lending	152.4	—	152.4	(63.9)	(88.5)	—
Total	$241.5	$—	$241.5	$(101.9)	$(137.9)	$1.7

Financial Liabilities:
Derivatives	$74.0	$—	$74.0	$(73.2)	$—	$0.8
Securities Lending	88.5	—	88.5	(88.5)	—	—
Total	$162.5	$—	$162.5	$(161.7)	$—	$0.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended March 31
	2023	2022
	(in millions of dollars)
Fixed Maturity Securities	$455.1	$455.5
Derivatives	11.9	14.4
Mortgage Loans	23.4	27.0
Policy Loans	5.0	4.7
Other Long-term Investments
Perpetual Preferred Securities[1]	0.9	2.9
Private Equity Partnerships[2]	14.3	32.4
Other	1.8	2.1
Short-term Investments	14.1	0.8
Gross Investment Income	526.5	539.8
Less Investment Expenses	14.7	9.6
Less Investment Income on Participation Fund Account Assets	3.0	3.0
Net Investment Income	$508.8	$527.2

1The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2023 related to perpetual preferred securities still held at March 31, 2023 was $0.7 million. The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2022 related to perpetual preferred securities still held at March 31, 2022 was $2.4 million.

2The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2023 related to private equity partnerships still held at March 31, 2023 was $17.8 million, reduced by net management fees and partnership expenses of $(3.5) million. The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2022 related to private equity partnerships still held at March 31, 2022 was $36.2 million, reduced by net management fees and partnership expense of $(3.8) million. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended March 31
	2023	2022
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$0.5	$0.3
Gross Losses on Sales	(0.2)	(8.8)
Credit Losses	—	(4.1)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.2	1.4
Gross Losses on Sales	—	—
Change in Allowance for Credit Losses	(0.7)	0.5
Embedded Derivative in Modified Coinsurance Arrangement	0.3	(3.4)
All Other Derivatives	(0.6)	1.8
Foreign Currency Transactions	0.6	(1.5)
Net Investment Gain (Loss)	$0.1	$(13.8)

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
Unum Group and Subsidiaries
March 31, 2023
Note 5 - Derivative Financial Instruments - Continued
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
March 31, 2023
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At March 31, 2023 and December 31, 2022, we had $7.9 million and $1.7 million credit exposure on derivatives, respectively. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	March 31, 2023	December 31, 2022
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$52.0	$49.4
Carrying Value of Collateral Posted to Counterparties
Cash	$—	$5.1
Fixed Maturity Securities	18.4	39.6
	$18.4	$44.7

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $49.3 million and $74.0 million at March 31, 2023 and December 31, 2022, respectively.

Cash Flow Hedges

As of March 31, 2023 and December 31, 2022, we had $168.9 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of March 31, 2023 and December 31, 2022, we had $1,114.0 million and $764.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase of fixed maturity securities.

As of March 31, 2023, we expect to amortize approximately $30.9 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2023, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2052.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 5 - Derivative Financial Instruments - Continued
Fair Value Hedges

As of March 31, 2023 and December 31, 2022, we had $590.4 million and $557.8 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following table summarizes the carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$407.0	$394.4	$(21.6)	$(24.8)

For the three months ended March 31, 2023 and March 31, 2022, $2.5 million and $3.3 million respectively, of the derivative instruments' gain (loss) was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of March 31, 2023 and December 31, 2022, we held $132.0 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of March 31, 2023 and December 31, 2022, we held $54.4 million and $54.3 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of March 31, 2023 and December 31, 2022, we held $84.3 million and $76.9 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 5 - Derivative Financial Instruments - Continued

	March 31, 2023
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$1,114.0	$9.0	$23.8
Foreign Currency Interest Rate Swaps	168.9	17.6	3.3
Total Cash Flow Hedges	1,282.9	26.6	27.1

Fair Value Hedges
Foreign Currency Interest Rate Swaps	590.4	64.8	4.9

Total Designated as Hedging Instruments	$1,873.3	$91.4	$32.0

Not Designated as Hedging Instruments
Foreign Currency Forwards	$54.4	$3.7	$—
Foreign Currency Interest Rate Swaps	132.0	—	17.3
Total Return Swaps	84.3	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	—	13.6
Total Not Designated as Hedging Instruments	$270.7	$3.7	$30.9

Total Derivatives	$2,144.0	$95.1	$62.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 5 - Derivative Financial Instruments - Continued

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
March 31, 2023
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2023			2022
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$508.8	$0.1	$48.1	$527.2	$(13.8)	$46.9

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	49.5	—	0.7	50.4	—	0.7
Derivatives Designated as Hedging Instruments	10.4	—	—	13.4	—	—
Foreign Exchange Contracts:
Hedged items	2.5	—	—	2.8	—	—
Derivatives Designated as Hedging Instruments	0.3	—	—	0.2	—	—
Forward Benchmark Interest Rate Locks:
Hedged items	0.7	—	—	—	—	—
Derivatives Designated as Hedging Instruments	—	—	—	—	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	3.2	3.2	—	2.7	(5.3)	—
Derivatives Designated as Hedging Instruments	1.3	(3.2)	—	1.4	5.3	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended March 31
	2023	2022
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$29.9	$(1.0)
Foreign Exchange Contracts	(0.2)	(2.1)
Total	$29.7	$(3.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2023	2022
	(in millions of dollars)
Net Investment Gain (Loss)
Foreign Exchange Contracts	$(0.6)	$1.8
Embedded Derivative in Modified Coinsurance Arrangement	0.3	(3.4)
Total	$(0.3)	$(1.6)

Other Expenses
(Gain) Loss on Total Return Swaps	$(4.6)	$5.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 6 - Accumulated Other Comprehensive Loss
Components of our accumulated other comprehensive loss, after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Gain (Loss) on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2022	$(3,028.4)	$313.9	$(9.6)	$(390.1)	$(334.1)	$(3,448.3)
Other Comprehensive Income (Loss) Before Reclassifications	823.4	(573.9)	25.6	24.7	(6.7)	293.1
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(0.2)	—	(8.2)	—	1.3	(7.1)
Net Other Comprehensive Income (Loss)	823.2	(573.9)	17.4	24.7	(5.4)	286.0
Balance at March 31, 2023	$(2,205.2)	$(260.0)	$7.8	$(365.4)	$(339.5)	$(3,162.3)

Balance at December 31, 2021	$4,014.4	$(8,570.7)	$61.8	$(274.1)	$(396.0)	$(5,164.6)
Other Comprehensive Income (Loss) Before Reclassifications	(2,903.8)	3,658.1	0.4	(32.0)	1.1	723.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	10.0	—	(10.8)	—	3.1	2.3
Net Other Comprehensive Income (Loss)	(2,893.8)	3,658.1	(10.4)	(32.0)	4.2	726.1
Balance at March 31, 2022	$1,120.6	$(4,912.6)	$51.4	$(306.1)	$(391.8)	$(4,438.5)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 6 - Accumulated Other Comprehensive Loss - Continued
The effect of change in discount rate assumptions on the liability for future policy benefits consists of the following components:

	March 31	December 31
	2023	2022	Change
	(in millions of dollars)
Future Policy Benefits	$(437.9)	$445.0	$(882.9)
Reinsurance Recoverable	(592.3)	(748.4)	156.1
Income Tax	770.2	617.3	152.9
Total	$(260.0)	$313.9	$(573.9)

	March 31	December 31
	2022	2021	Change
	(in millions of dollars)
Future Policy Benefits	$(7,168.8)	$(12,565.6)	$5,396.8
Reinsurance Recoverable	236.6	992.5	(755.9)
Income Tax	2,019.6	3,002.4	(982.8)
Total	$(4,912.6)	$(8,570.7)	$3,658.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 6 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from accumulated other comprehensive loss were recognized in our consolidated statements of income as follows:

	Three Months Ended March 31
	2023	2022
	(in millions of dollars)
Net Unrealized Gain (Loss) on Securities
Net Investment Gain (Loss)
Net Gain (Loss) on Sales of Fixed Maturity Securities	$0.3	$(8.5)
Credit Losses on Fixed Maturity Securities	—	(4.1)
	0.3	(12.6)
Income Tax Expense (Benefit)	0.1	(2.6)
Total	$0.2	$(10.0)

Net Gain (Loss) on Hedges
Net Investment Income
Gain on Interest Rate Swaps	$10.4	$13.4
Gain on Foreign Exchange Contracts	—	0.3
	10.4	13.7
Income Tax Expense	2.2	2.9
Total	$8.2	$10.8

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(1.8)	$(4.0)
Amortization of Prior Service Credit	0.1	0.1
	(1.7)	(3.9)
Income Tax Benefit	(0.4)	(0.8)
Total	$(1.3)	$(3.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances
Liability for Future Policy Benefits

Liabilities for future policy benefits represent the cost of claims that we estimate we will eventually pay to our policyholders which also includes policy liabilities for claims not yet incurred and for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Liabilities for future policy benefits also include the related expenses for our non interest-sensitive life and accident and health products. The liability for future policy benefits is calculated based on the present value of the estimated future policy benefits less the present value of estimated future net premiums collected. Net premiums represent the portion of the gross premium required to provide for all benefits and expenses, excluding acquisition costs or any costs that are required to be charged to expense as incurred. In calculating the liability for future policy benefits, our long-duration contracts are grouped into cohorts by product type and contract issue year.

The calculation of the liability for future policy benefits involves numerous assumptions including assumptions related to discount rate, lapses, mortality, and morbidity. The discount rate assumptions were initially set based on the expected investment yield of the assets supporting the reserves at the transition date of ASU 2018-12, which was January 1, 2021, for policies originally issued on or before the transition date. The discount rate assumptions for new cohorts established after the transition date, are initially set based on the policy issuance date or policy renewal date, and are based on an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities. As cohorts are grouped by product type and issue year, a weighted average discount rate is utilized as policies are issued or renewed throughout the year. We utilize a reference portfolio of fixed-income instruments that have been A-rated by one of the major credit rating agencies. For products with liability cash flows that exceed the duration of observable single-A fixed income instruments, we use the last market observable yield and use extrapolation approaches to determine yield assumptions for durations beyond the last market observable duration. For the discount rate assumptions for products in our Unum International segment, we utilize observable market data in the local debt markets in the UK and Poland.

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion which is reported as a component of policy benefits on the statements of income. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate, with the corresponding change reflected as the change in the effect of discount rate assumptions on the liability for future policy benefits, net of reinsurance, on the statement of changes in other comprehensive income (loss). The weighted average current discount rate was 4.8 percent at March 31, 2023 compared to 5.0 percent at December 31, 2022 with the decrease due primarily to a decrease in U.S. Treasury rates. The weighted average current discount rate was 3.4 percent at March 31, 2022 compared to 2.5 percent at December 31, 2021 with the increase due primarily to an increase in U.S. Treasury rates.

Policyholder lapse and mortality assumptions reflect the probability that an insureds’ coverage is discontinued due to lapsation or death of the insured. For our life insurance products, mortality assumptions also reflect the probability that a benefit payment occurs. Policyholder lapse and mortality assumptions are based on our actual historical experience adjusted for future expectations. Claim incidence and claim resolution rate assumptions related to morbidity and mortality are based on actual experience or industry standards adjusted as appropriate to reflect our actual experience and future expectations. The claim incidence rate assumption is the rate at which new claims are submitted and the development of this assumption may involve many factors, including the age of the insured, the insured's occupation or industry, the benefit plan design, and certain external factors such as consumer confidence and levels of unemployment. The claim resolution rate assumption is the probability that a claim will close due to recovery or death of the insured and is used to estimate how long benefits will be paid on an open claim. Certain product lines may utilize additional assumptions in calculating the liability for future policy benefits in addition to those listed above. For long-term care, premium rate increases are also a key assumption and for group long-term disability, benefit offsets are also a key assumption. For our voluntary benefits products, claim costs are also a key assumption. Claim costs capture the combined effect of the incidence rate, the expected level of benefit to be paid, and the claim resolution rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

Cash flow assumptions are reviewed and updated, as needed, at least annually. Assumptions may be updated more frequently if necessary based on trending experience and future expectations. On a quarterly basis, cohort level cash flow measures are updated based on the emergence of actual experience. The updated cash flows are used to determine the updated net premiums and the net premium ratio, which is the present value of benefits and related expenses divided by the present value of gross premiums. The updated net premium ratio is used to calculate the updated liability for future policy benefits as of the beginning of the year, at the original discount rate. The change in the liability for future policy benefits, at the original discount rate, as of the beginning of the year, resulting from changes in cash flow assumptions and resulting from the emergence of actual experience from expected experience, is reflected as the policy benefits - remeasurement loss (gain) in the consolidated statements of income. The impact of issuances, interest accretion, premiums collected, benefit payments and lapses are reflected as policy benefits in the consolidated statements of income.

For most products, a net premium methodology is applied to each cohort to estimate the liability for claims not yet incurred in which discounted gross benefits are compared to discounted gross premiums. In this methodology, actual experience to date is combined with projected future cash flows to determine a net premium ratio for each cohort. The future cash flows include the costs of future expected claims as well as future cash flows on claims that have already been incurred. The net premium ratio is then used to estimate the liability for future policy benefits. The liability for future policy benefits represents the present value of future claims and associated expenses less the present value of future net premiums, which is derived by multiplying the present value of future gross premium by the net premium ratio.

For our group products in the Unum US and Unum International segments, we evaluate the liability for future policy benefits. Given the term nature of the products, their renewal features, and level funding nature of the premium for these products, we have determined that the liability value is generally zero for policies that are not on claim. In this situation, our liability for future policy benefit values are limited to the liability associated with claims incurred as of the valuation date.

Multiple estimation methods exist to establish liabilities for the incurred claim component of future policy benefits. Available reserving methods utilized to calculate these liabilities include the tabular reserve method, the paid loss development method, the incurred loss development method, the count and severity method, and the expected claim cost method. No single method is better than the others in all situations and for all product lines. The estimation methods we have chosen are those that we believe produce the most accurate and reliable liability.

We use a tabular reserve methodology on reported claims for our Unum US group long-term disability and individual disability claims as well as for our Closed Block long-term care claims. Under the tabular reserve methodology, the liability for reported claims is based on certain characteristics of the actual reported claimants and their related policy provisions, such as age, length of time disabled, and medical diagnosis, as well as assumptions regarding claim duration, discount rate, and policy benefit offsets. We believe the tabular reserve method is the most accurate to calculate long-term liabilities and allows us to use the most available known facts about each claim. Incurred, but not reported (IBNR) liabilities for future policy benefits for our longer-term products are calculated using the count and severity method using historical patterns of the claims to be reported and the associated claim costs. For Unum US group short-term disability products, an estimate of the value of future payments to be made on claims already submitted, as well as on IBNR claims, is determined in aggregate using a paid loss development method rather than on the individual claimant basis that we use for reported claims on longer-term products. The average length of time between the event triggering a claim under a policy and the final resolution of those claims is much shorter for these products and results in less estimation variability.

Liabilities for claims for Unum US group life and accidental death and dismemberment products are related primarily to death claims reported but not yet paid, IBNR death claims, and a liability for waiver of premium benefits in the event the policyholder becomes disabled. The death claim liability is based on the actual face amount to be paid, the IBNR liability is calculated using the count and severity method based on historical patterns of the claims, and the waiver of premium benefits liability is calculated using the tabular reserve methodology.

Liabilities for claims related to the group and individual dental and vision products reported in our Unum US and Colonial Life segments have a short claim payout period. As a result, the liabilities, which primarily represent IBNR and a small amount of claims pending payment, are calculated using the paid loss development method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

Liabilities for future policy benefits supporting the group products within our Unum International segment are calculated using generally the same methodology that we use for Unum US group disability and group life liabilities. Liabilities for future policy benefits for our Unum UK group life dependent product, which provides an annuity to the beneficiary upon the death of an employee, are calculated using discounted cash flows, based on our assumptions for claim duration and discount rates. The assumptions used in calculating liabilities for future policy benefits for this segment are based on standard country-specific industry experience, adjusted for our own experience.

Certain products in the Colonial Life segment and the Unum US voluntary benefits product line have shorter-term benefits, which generally have less estimation variability than our longer-term products because of the shorter claim payout period. Our liabilities for future policy benefits for these lines of business are predominantly determined using the incurred loss development method based on our own experience. The incurred loss development method uses the historical patterns of payments by loss date to predict future claim payments for each loss date. Where the incurred loss development method may not be appropriate, we estimate the incurred claims using an expected claim cost per policy or other measure of exposure.
For the three months ended March 31, 2023 and 2022, there were no new cohorts for which net premiums exceeded gross premiums. Since the adoption of ASU 2018-12, we identified certain cohorts within the Colonial Life segment, related to our cancer and critical illness product line, for which net premiums exceeded gross premiums. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the three months ended March 31, 2023 and 2022.

Actual variance from expected experience was favorable during the first three months of 2023 and 2022 due primarily to the Unum US group disability and Unum US group life and accidental death and dismemberment product lines. The favorability in the Unum US group disability product line was primarily due to higher than expected claim resolutions driven by recoveries. The favorability in the Unum US group life and accidental death and dismemberment product line was driven primarily by lower than expected new claim incidence for waiver of premium benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	March 31
	2023	2022
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$12,426.2	$15,881.3
Beginning balance at original discount rate	12,695.3	13,186.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(131.9)	(115.9)
Adjusted beginning of year balance	12,563.4	13,070.3
Issuances	315.8	349.6
Interest accretion	138.7	147.0
Net premiums collected	(393.7)	(418.8)
Foreign currency	3.4	(10.3)
Ending balance at original discount rate	12,627.6	13,137.8
Effect of change in discount rate assumptions	(27.0)	1,371.4
Balance, end of period	$12,600.6	$14,509.2

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$48,929.4	$65,305.0
Beginning balance at original discount rate	49,689.0	50,397.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(283.4)	(185.7)
Adjusted beginning of year balance	49,405.6	50,211.5
Issuances[1]	1,131.4	1,208.1
Interest accretion	556.8	573.6
Benefit payments	(1,613.2)	(1,658.1)
Foreign currency	49.3	(83.9)
Ending balance at original discount rate	49,529.9	50,251.2
Effect of change in discount rate assumptions	345.3	8,312.4
Balance, end of period	$49,875.2	$58,563.6

Net liability for future policy benefits	$37,274.6	$44,054.4
Other	1,849.5	2,196.7
Total liability for future policy benefits	39,124.1	46,251.1
Less: Reinsurance recoverable related to future policy benefits	8,148.2	9,424.6
Net liability for future policy benefits, after reinsurance recoverable	$30,975.9	$36,826.5

[1]Issuances include new policy issuances for most product lines. For our Unum US group disability, Unum US group life and AD&D and Closed Block - All Other product lines and certain of our Unum International product lines, this line represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products presented in the rollforward activity above.

	Consolidated
	March 31
	2023	2022
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,390.0	$2,345.7
Interest accretion	$418.1	$426.6

	Consolidated
	March 31
	2023	2022
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$96,591.0	$97,828.7
Expected future gross premiums	$35,284.9	$35,260.2

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$23,805.9	$23,907.2

Weighted average interest rate:
Interest accretion rate	4.8%	4.7%
Current discount rate	4.8%	3.4%

Weighted average duration of the liability	10.9 years	10.8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

Unum US Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	March 31, 2023
	Group Disability	Group Life and AD&D	Individual Disability	Voluntary Benefits	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,202.9	$868.2	$2,071.1
Beginning balance at original discount rate	—	—	1,228.1	937.9	2,166.0
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(24.9)	(73.6)	(98.5)
Adjusted beginning of year balance	—	—	1,203.2	864.3	2,067.5
Issuances	—	—	48.8	85.7	134.5
Interest accretion	—	—	12.3	7.0	19.3
Net premiums collected	—	—	(44.7)	(37.8)	(82.5)
Ending balance at original discount rate	—	—	1,219.6	919.2	2,138.8
Effect of change in discount rate assumptions	—	—	(6.3)	(50.9)	(57.2)
Balance, end of period	$—	$—	$1,213.3	$868.3	$2,081.6

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,533.3	$972.6	$3,192.8	$1,999.5	$11,698.2
Beginning balance at original discount rate	5,793.1	998.5	3,244.5	2,141.2	12,177.3
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(107.5)	(21.2)	(36.0)	(85.9)	(250.6)
Adjusted beginning of year balance	5,685.6	977.3	3,208.5	2,055.3	11,926.7
Issuances[1]	425.3	228.4	50.2	92.3	796.2
Interest accretion	52.2	5.9	41.0	21.3	120.4
Benefit payments	(484.8)	(259.2)	(69.0)	(49.1)	(862.1)
Ending balance at original discount rate	5,678.3	952.4	3,230.7	2,119.8	11,981.2
Effect of change in discount rate assumptions	(179.5)	(18.8)	15.2	(90.7)	(273.8)
Balance, end of period	$5,498.8	$933.6	$3,245.9	$2,029.1	$11,707.4

Net liability for future policy benefits	$5,498.8	$933.6	$2,032.6	$1,160.8	$9,625.8
Other	0.5	0.9	27.5	16.6	45.5
Total liability for future policy benefits	5,499.3	934.5	2,060.1	1,177.4	9,671.3
Less: Reinsurance recoverable related to future policy benefits	42.5	5.6	195.2	12.5	255.8
Net liability for future policy benefits, after reinsurance recoverable	$5,456.8	$928.9	$1,864.9	$1,164.9	$9,415.5

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

	March 31, 2022
	Group Disability	Group Life and AD&D	Individual Disability	Voluntary Benefits	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,494.3	$1,124.8	$2,619.1
Beginning balance at original discount rate	—	—	1,279.6	1,032.3	2,311.9
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(22.1)	(54.1)	(76.2)
Adjusted beginning of year balance	—	—	1,257.5	978.2	2,235.7
Issuances	—	—	48.3	101.8	150.1
Interest accretion	—	—	13.4	7.8	21.2
Net premiums collected	—	—	(45.7)	(48.3)	(94.0)
Ending balance at original discount rate	—	—	1,273.5	1,039.5	2,313.0
Effect of change in discount rate assumptions	—	—	105.8	0.8	106.6
Balance, end of period	$—	$—	$1,379.3	$1,040.3	$2,419.6

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$6,725.7	$1,124.1	$4,017.3	$2,697.3	$14,564.4
Beginning balance at original discount rate	6,158.3	1,058.3	3,253.3	2,201.8	12,671.7
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(56.4)	(7.6)	(20.5)	(56.8)	(141.3)
Adjusted beginning of year balance	6,101.9	1,050.7	3,232.8	2,145.0	12,530.4
Issuances[1]	448.8	242.8	49.6	107.6	848.8
Interest accretion	58.3	6.8	39.3	22.1	126.5
Benefit payments	(492.4)	(294.2)	(64.6)	(54.0)	(905.2)
Ending balance at original discount rate	6,116.6	1,006.1	3,257.1	2,220.7	12,600.5
Effect of change in discount rate assumptions	197.3	24.6	409.3	210.2	841.4
Balance, end of period	$6,313.9	$1,030.7	$3,666.4	$2,430.9	$13,441.9

Net liability for future policy benefits	$6,313.9	$1,030.7	$2,287.1	$1,390.6	$11,022.3
Other	0.6	0.8	54.4	15.2	71.0
Total liability for future policy benefits	6,314.5	1,031.5	2,341.5	1,405.8	11,093.3
Less: Reinsurance recoverable related to future policy benefits	58.0	4.7	216.8	28.7	308.2
Net liability for future policy benefits, after reinsurance recoverable	$6,256.5	$1,026.8	$2,124.7	$1,377.1	$10,785.1

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Unum US segment presented in the rollforward activity above.

	March 31, 2023
	Group Disability	Group Life and AD&D	Individual Disability	Voluntary Benefits	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$718.2	$462.2	$157.3	$199.3	$1,537.0
Interest accretion	$52.2	$5.9	$28.7	$14.3	$101.1

	March 31, 2022
	Group Disability	Group Life and AD&D	Individual Disability	Voluntary Benefits	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$676.1	$460.1	$148.4	$202.8	$1,487.4
Interest accretion	$58.3	$6.8	$25.9	$14.3	$105.3

	March 31, 2023
	Group Disability	Group Life and AD&D	Individual Disability	Voluntary Benefits	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$6,834.2	$1,085.2	$5,148.4	$4,564.8	$17,632.6
Expected future gross premiums	$—	$—	$5,540.1	$3,941.1	$9,481.2

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$3,973.7	$2,890.7	$6,864.4

Weighted average interest rate:
Interest accretion rate	3.8%	2.2%	5.1%	5.1%	4.1%
Current discount rate	4.6%	2.7%	4.8%	5.0%	4.5%

Weighted average duration of the liability	4.3 years	2.7 years	9.4 years	17.9 years	6.8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

	March 31, 2022
	Group Disability	Group Life and AD&D	Individual Disability	Voluntary Benefits	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$7,396.0	$1,168.8	$5,199.6	$4,222.2	$17,986.6
Expected future gross premiums	$—	$—	$5,567.9	$4,152.4	$9,720.3

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$3,953.4	$3,182.0	$7,135.4

Weighted average interest rate:
Interest accretion rate	3.9%	2.4%	5.0%	5.1%	4.1%
Current discount rate	3.1%	2.0%	3.4%	3.6%	3.2%

Weighted average duration of the liability	4.3 years	3.0 years	9.5 years	15.9 years	6.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

Unum International Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum International segment.

	March 31
	2023	2022
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$197.1	$260.5
Beginning balance at original discount rate	246.8	258.1
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	4.5	2.2
Adjusted beginning of year balance	251.3	260.3
Issuances	6.3	5.0
Interest accretion	2.2	2.1
Net premiums collected	(5.2)	(5.7)
Foreign currency	3.4	(10.3)
Ending balance at original discount rate	258.0	251.4
Effect of change in discount rate assumptions	(38.4)	(27.2)
Balance, end of period	$219.6	$224.2

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,231.4	$3,181.8
Beginning balance at original discount rate	2,495.5	2,703.8
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	2.2	15.7
Adjusted beginning of year balance	2,497.7	2,719.5
Issuances[1]	105.4	105.6
Interest accretion	15.7	18.0
Benefit payments	(118.6)	(118.8)
Foreign currency	49.3	(83.9)
Ending balance at original discount rate	2,549.5	2,640.4
Effect of change in discount rate assumptions	(211.8)	144.7
Balance, end of period	$2,337.7	$2,785.1

Net liability for future policy benefits	$2,118.1	$2,560.9
Other	30.5	31.2
Total liability for future policy benefits	2,148.6	2,592.1
Less: Reinsurance recoverable related to future policy benefits	74.7	101.0
Net liability for future policy benefits, after reinsurance recoverable	$2,073.9	$2,491.1

[1]Issuances for Unum International primarily represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Unum International segment presented in the rollforward activity above.

	March 31
	2023	2022
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$208.5	$205.0
Interest accretion	$13.5	$15.9

	March 31
	2023	2022
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$3,988.8	$4,181.4
Expected future gross premiums	$995.8	$902.4

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$657.2	$609.0

Weighted average interest rate:
Interest accretion rate	3.9%	3.9%
Current discount rate	4.8%	3.0%

Weighted average duration of the liability	8.6 years	8.8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	March 31
	2023	2022
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,745.4	$4,597.0
Beginning balance at original discount rate	4,046.4	4,158.9
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(46.3)	4.0
Adjusted beginning of year balance	4,000.1	4,162.9
Issuances	175.0	194.5
Interest accretion	33.0	34.7
Net premiums collected	(164.1)	(176.9)
Ending balance at original discount rate	4,044.0	4,215.2
Effect of change in discount rate assumptions	(229.5)	110.7
Balance, end of period	$3,814.5	$4,325.9

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,581.1	$7,054.8
Beginning balance at original discount rate	6,163.9	6,201.5
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(39.5)	(7.3)
Adjusted beginning of year balance	6,124.4	6,194.2
Issuances	184.9	203.4
Interest accretion	55.4	56.7
Benefit payments	(168.3)	(166.5)
Ending balance at original discount rate	6,196.4	6,287.8
Effect of change in discount rate assumptions	(460.5)	248.8
Balance, end of period	$5,735.9	$6,536.6

Net liability for future policy benefits	$1,921.4	$2,210.7
Other	20.7	26.0
Total liability for future policy benefits	1,942.1	2,236.7
Less: Reinsurance recoverable related to future policy benefits	0.8	1.9
Net liability for future policy benefits, after reinsurance recoverable	$1,941.3	$2,234.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Colonial Life segment presented in the rollforward activity above.

	March 31
	2023	2022
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$412.2	$412.6
Interest accretion	$22.4	$22.0

	March 31
	2023	2022
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$10,121.7	$9,697.9
Expected future gross premiums	$12,359.9	$11,653.5

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$9,030.0	$8,717.0

Weighted average interest rate:
Interest accretion rate	4.3%	4.4%
Current discount rate	5.0%	3.6%

Weighted average duration of the liability	17.4 years	16.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

Closed Block Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	March 31, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$6,412.6	$—	$6,412.6
Beginning balance at original discount rate	6,236.1	—	6,236.1
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	8.4	—	8.4
Adjusted beginning of year balance	6,244.5	—	6,244.5
Interest accretion	84.2	—	84.2
Net premiums collected	(141.9)	—	(141.9)
Ending balance at original discount rate	6,186.8	—	6,186.8
Effect of change in discount rate assumptions	298.1	—	298.1
Balance, end of period	$6,484.9	$—	$6,484.9

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$21,199.9	$8,218.8	$29,418.7
Beginning balance at original discount rate	20,221.6	8,630.7	28,852.3
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	12.6	(8.1)	4.5
Adjusted beginning of year balance	20,234.2	8,622.6	28,856.8
Issuances[1]	—	44.9	44.9
Interest accretion	274.7	90.6	365.3
Benefit payments	(198.4)	(265.8)	(464.2)
Ending balance at original discount rate	20,310.5	8,492.3	28,802.8
Effect of change in discount rate assumptions	1,547.8	(256.4)	1,291.4
Balance, end of period	$21,858.3	$8,235.9	$30,094.2

Net liability for future policy benefits	$15,373.4	$8,235.9	$23,609.3
Other[2]	25.3	1,727.5	1,752.8
Total liability for future policy benefits	15,398.7	9,963.4	25,362.1
Less: Reinsurance recoverable related to future policy benefits	5.6	7,811.2	7,816.8
Net liability for future policy benefits, after reinsurance recoverable	$15,393.1	$2,152.2	$17,545.3

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

	March 31, 2022
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$8,404.7	$—	$8,404.7
Beginning balance at original discount rate	6,457.3	—	6,457.3
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(45.9)	—	(45.9)
Adjusted beginning of year balance	6,411.4	—	6,411.4
Interest accretion	89.0	—	89.0
Net premiums collected	(142.2)	—	(142.2)
Ending balance at original discount rate	6,358.2	—	6,358.2
Effect of change in discount rate assumptions	1,181.3	—	1,181.3
Balance, end of period	$7,539.5	$—	$7,539.5

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$30,089.6	$10,414.4	$40,504.0
Beginning balance at original discount rate	19,870.8	8,949.4	28,820.2
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(50.5)	(2.3)	(52.8)
Adjusted beginning of year balance	19,820.3	8,947.1	28,767.4
Issuances[1]	—	50.3	50.3
Interest accretion	277.0	95.4	372.4
Benefit payments	(176.1)	(291.5)	(467.6)
Ending balance at original discount rate	19,921.2	8,801.3	28,722.5
Effect of change in discount rate assumptions	6,424.6	652.9	7,077.5
Balance, end of period	$26,345.8	$9,454.2	$35,800.0

Net liability for future policy benefits	$18,806.3	$9,454.2	$28,260.5
Other[2]	27.3	2,041.2	2,068.5
Total liability for future policy benefits	18,833.6	11,495.4	30,329.0
Less: Reinsurance recoverable related to future policy benefits	6.7	9,006.7	9,013.4
Net liability for future policy benefits, after reinsurance recoverable	$18,826.9	$2,488.7	$21,315.6

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Closed Block segment presented in the rollforward activity above.

	March 31, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$175.1	$57.2	$232.3
Interest accretion	$190.5	$90.6	$281.1

	March 31, 2022
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$174.8	$65.9	$240.7
Interest accretion	$188.0	$95.4	$283.4

	March 31, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$52,312.2	$12,535.7	$64,847.9
Expected future gross premiums	$12,448.0	$—	$12,448.0

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,254.3	$—	$7,254.3

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.2%
Current discount rate	5.0%	4.9%	5.0%

Weighted average duration of the liability	15.3 years	7.4 years	12.3 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

	March 31, 2022
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$53,051.9	$12,910.9	$65,962.8
Expected future gross premiums	$12,984.0	$—	$12,984.0

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,445.8	$—	$7,445.8

Weighted average interest rate:
Interest accretion rate	5.5%	4.6%	5.2%
Current discount rate	3.6%	3.5%	3.6%

Weighted average duration of the liability	16.1 years	7.3 years	12.6 years

Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets are as follows:

	March 31
	2023	2022
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$9,671.3	$11,093.3
Unum International	2,148.6	2,592.1
Colonial Life	1,942.1	2,236.7
Closed Block[1]	25,362.1	30,329.0
Other products[1]	227.4	223.6
Total liability for future policy benefits	$39,351.5	$46,474.7

1Unum US excludes dental & vision and medical stop-loss product lines and Closed Block excludes our participating fund account, which represents policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual stock life insurance company. The liabilities associated with these products are included within Other products.

Policyholders' Account Balances

Policyholders' account balances primarily include our universal life and corporate-owned life insurance products. Policyholders' account balances reflect customer deposits and interest credited less cost of insurance, administration expenses, surrender charges, and customer withdrawals. Our unearned revenue reserve, claim reserves and certain other reserves related to our universal life products and corporate-owned life insurance products are also reported as a component of policyholders’ account balances. The unearned revenue reserve is amortized over the expected life of the related contracts on the same basis as DAC. Policyholders' account balances require loss recognition testing. We perform loss recognition tests on these reserves annually, or more frequently if appropriate, using best estimate assumptions as of the date of the test, without a provision for adverse deviation. We group the policy reserves for each major product line within a reporting segment when we perform the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

loss recognition tests. If the policy reserves determined using these best estimate assumptions are higher than our existing policy reserves net of any deferred acquisition cost balance, the existing policy reserves are increased or deferred acquisition costs are reduced to immediately recognize the deficiency. This becomes the new basis for reserves going forward, subject to future loss recognition testing. Anticipated investment income, based on our anticipated portfolio yield rates after consideration for defaults and investment expenses, is considered when performing loss recognition testing for long-duration contracts.

The following table presents the balances and changes in the policyholders' account balances:

	March 31, 2023
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$586.8	$852.4	$4,159.4	$5,598.6
Premiums received	15.4	22.3	6.3	44.0
Policy charges[1]	(15.5)	(19.0)	(26.3)	(60.8)
Surrenders and withdrawals	(9.0)	(10.2)	(5.1)	(24.3)
Benefit payments	(3.0)	(2.2)	(65.3)	(70.5)
Interest credited	5.7	8.6	79.7	94.0
Other	2.0	(0.2)	(17.2)	(15.4)
Balance, end of period	582.4	851.7	4,131.5	5,565.6
Reserves in excess of account balance	94.8	15.8	33.4	144.0
Total policyholders' account balances	677.2	867.5	4,164.9	5,709.6
Less: Reinsurance recoverable related to policyholders' account balances	1.0	0.2	4,164.9	4,166.1
Net policyholders' account balances, after reinsurance recoverable	$676.2	$867.3	$—	$1,543.5

Weighted average crediting rate	3.9%	4.0%	7.9%	6.9%
Net amount at risk[2]	$4,794.7	$9,182.6	$1,842.7	$15,820.0
Cash surrender value	$572.3	$805.0	$4,036.2	$5,413.5

[1]Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
[2]For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

	March 31, 2022
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$598.7	$849.2	$4,231.7	$5,679.6
Premiums received	17.2	23.4	5.1	45.7
Policy charges[1]	(16.9)	(20.0)	(27.5)	(64.4)
Surrenders and withdrawals	(10.2)	(10.0)	(3.1)	(23.3)
Benefit payments	(3.5)	(2.3)	(68.8)	(74.6)
Interest credited	6.9	8.5	74.8	90.2
Other	2.2	0.1	(25.2)	(22.9)
Balance, end of period	594.4	848.9	4,187.0	5,630.3
Reserves in excess of account balance	86.2	20.6	35.2	142.0
Total policyholders' account balances	680.6	869.5	4,222.2	5,772.3
Less: Reinsurance recoverable related to policyholders' account balances	1.2	0.3	4,222.2	4,223.7
Net policyholders' account balances, after reinsurance recoverable	$679.4	$869.2	$—	$1,548.6

Weighted average crediting rate	4.6%	4.0%	7.3%	6.5%
Net amount at risk[2]	$5,219.2	$9,811.4	$1,937.7	$16,968.3
Cash surrender value	$588.7	$789.3	$4,049.7	$5,427.7

[1]Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
[2]For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

The balance of the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums is as follows.

	March 31, 2023
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$93.1	$—	$—	$—	$93.1
4.00% - 4.99%	270.8	185.2	—	—	456.0
5.00% - 6.00%	33.3	—	—	—	33.3
	397.2	185.2	—	—	582.4

	Colonial Life
4.00% - 5.00%	845.6	6.1	—	—	851.7

	Closed Block - All Other
3.00% - 5.99%	1,511.4	29.3	6.5	—	1,547.2
6.00% - 8.99%	27.0	—	—	—	27.0
9.00% - 11.99%	2,371.6	—	—	—	2,371.6
12.00% - 15.00%	185.7	—	—	—	185.7
	4,095.7	29.3	6.5	—	4,131.5

Total	$5,338.5	$220.6	$6.5	$—	$5,565.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 7 - Liability for Future Policy Benefits and Policyholders' Account Balances - Continued

	March 31, 2022
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$96.6	$—	$—	$—	$96.6
4.00% - 4.99%	284.5	178.5	—	—	463.0
5.00% - 6.00%	34.8	—	—	—	34.8
	415.9	178.5	—	—	594.4

	Colonial Life
4.00% - 5.00%	843.1	5.8	—	—	848.9

	Closed Block - All Other
3.00% - 5.99%	1,770.8	28.8	6.5	—	1,806.1
6.00% - 8.99%	29.3	—	—	—	29.3
9.00% - 11.99%	2,193.7	—	—	—	2,193.7
12.00% - 15.00%	157.9	—	—	—	157.9
	4,151.7	28.8	6.5	—	4,187.0

Total	$5,410.7	$213.1	$6.5	$—	$5,630.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 8 - Deferred Acquisition Costs
DAC represents the deferred incremental direct costs associated with the successful acquisition of new or renewal insurance contracts. Such costs include commissions, other agency compensation, certain selection and policy issue expenses, and certain field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from the deferral.

Our insurance contracts are grouped by product type and contract issue year into cohorts consistent with the grouping used to estimate the related contract liabilities. DAC is amortized on a constant level basis over the life of the policy. For all products, in-force volume metrics are used as the constant level basis. The lapse and mortality assumptions used to amortize DAC for our traditional long-duration products are consistent with the assumptions used to estimate the liability for future policy benefits. The underlying assumptions used to determine DAC amortization are updated concurrently with any related assumption changes for the liability for future policy benefits and changes in estimates are recognized prospectively over the remaining expected term of the related contracts. Amortization expense is adjusted based on actual versus expected experience through an adjustment to the prospective rate of amortization.

For certain products, policyholders can elect to modify product benefits, features, rights, or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacement transactions, principally on group contracts. Internal replacement transactions wherein the modification does not substantially change the policy are accounted for as continuations of the replaced contracts. The original policy continues to be reflected as an in force policy within its original cohort. The policy's expected life then impacts the amortization of remaining unamortized deferred acquisition costs within its cohort. The costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred. Internal replacement transactions that result in a policy that is substantially changed are accounted for as an extinguishment of the original policy and the issuance of a new policy. The original policy that was replaced is terminated from its original cohort and this termination is reflected in the amortization rate of remaining unamortized deferred acquisition costs for the cohort. The costs of acquiring the new policy are capitalized and amortized as part of a new cohort.

The following tables display the changes in DAC throughout the period:

	Three Months Ended March 31, 2023
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,185.1	$37.0	$1,337.9	$2,560.0
Capitalization	79.0	3.5	75.2	157.7
Amortization expense	(65.8)	(1.8)	(48.3)	(115.9)
Foreign currency	—	0.6	—	0.6
Balance, end of period	$1,198.3	$39.3	$1,364.8	$2,602.4

	Three Months Ended March 31, 2022
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,152.9	$36.4	$1,238.1	$2,427.4
Capitalization	68.3	3.5	70.0	141.8
Amortization expense	(56.9)	(2.1)	(44.6)	(103.6)
Foreign currency	—	(1.3)	—	(1.3)
Balance, end of period	$1,164.3	$36.5	$1,263.5	$2,464.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 8 - Deferred Acquisition Costs - Continued

	Three Months Ended March 31, 2023
	Unum US Segment
	Group Disability	Group Life and AD&D	Individual Disability	Voluntary Benefits	Dental and Vision	Total
	(in millions of dollars)
Balance, beginning of year	$61.0	$49.3	$464.4	$601.0	$9.4	$1,185.1
Capitalization	14.6	9.8	21.3	30.3	3.0	79.0
Amortization expense	(13.1)	(9.8)	(13.3)	(27.1)	(2.5)	(65.8)
Balance, end of period	$62.5	$49.3	$472.4	$604.2	$9.9	$1,198.3

	Three Months Ended March 31, 2022
	Unum US Segment
	Group Disability	Group Life and AD&D	Individual Disability	Voluntary Benefits	Dental and Vision	Total
	(in millions of dollars)
Balance, beginning of year	$60.9	$53.9	$441.8	$588.6	$7.7	$1,152.9
Capitalization	12.7	9.1	17.5	26.6	2.4	68.3
Amortization expense	(11.1)	(9.4)	(12.3)	(21.9)	(2.2)	(56.9)
Balance, end of period	$62.5	$53.6	$447.0	$593.3	$7.9	$1,164.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 9 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is shown below. Certain prior year amounts were reclassified to conform to current year presentation.

	Three Months Ended March 31
	2023	2022
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$504.7	$463.9
Group Short-term Disability	240.3	221.6
Group Life and Accidental Death & Dismemberment
Group Life	413.1	412.6
Accidental Death & Dismemberment	43.5	42.1
Supplemental and Voluntary
Voluntary Benefits	214.5	218.6
Individual Disability	124.2	113.6
Dental and Vision	69.3	70.6
	1,609.6	1,543.0
Unum International
Unum UK
Group Long-term Disability	91.7	103.4
Group Life	39.2	32.2
Supplemental	31.8	29.0
Unum Poland	25.9	23.2
	188.6	187.8
Colonial Life
Accident, Sickness, and Disability	235.7	239.7
Life	105.3	101.7
Cancer and Critical Illness	88.5	89.3
	429.5	430.7
Closed Block
Long-term Care	175.1	174.8
All Other	56.5	65.1
	231.6	239.9

Total Premium Income	$2,459.3	$2,401.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 9 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2023

Premium Income	$1,609.6	$188.6	$429.5	$231.6	$—	$2,459.3
Net Investment Income	157.3	30.9	37.3	257.2	26.1	508.8
Other Income	53.6	0.4	0.2	13.5	0.2	67.9
Adjusted Operating Revenue	$1,820.5	$219.9	$467.0	$502.3	$26.3	$3,036.0

Adjusted Operating Income (Loss)	$312.5	$38.4	$93.9	$58.2	$(33.5)	$469.5

Three Months Ended March 31, 2022

Premium Income	$1,543.0	$187.8	$430.7	$239.9	$—	$2,401.4
Net Investment Income	171.0	34.5	38.1	274.8	8.8	527.2
Other Income	47.1	0.2	0.3	16.0	2.2	65.8
Adjusted Operating Revenue	$1,761.1	$222.5	$469.1	$530.7	$11.0	$2,994.4

Adjusted Operating Income (Loss)	$168.3	$25.9	$102.9	$78.6	$(40.4)	$335.3

	March 31	December 31
	2023	2022
	(in millions of dollars)
Assets
Unum US	$16,085.8	$16,356.3
Unum International	3,237.7	3,129.4
Colonial Life	4,678.8	4,575.0
Closed Block	34,472.5	33,776.6
Corporate	3,949.0	3,311.2
Total Assets	$62,423.8	$61,148.5

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, the amortization of the cost of reinsurance, and the impact of non-contemporaneous reinsurance as specified in the reconciliations below. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 9 - Segment Information - Continued
We have exited a substantial portion of our Closed Block individual disability product line through the two phases of the reinsurance transaction that were executed in December 2020 and March 2021. As a result, we exclude the amortization of the cost of reinsurance that we recognized upon the exit of the business related to the policies on claim status as well as the impact of non-contemporaneous reinsurance that resulted from the adoption of ASU 2018-12. Due to the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. We believe that the exclusion of these items provides a better view of our results from our ongoing businesses.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2023	2022
	(in millions of dollars)
Total Revenue	$3,036.1	$2,980.6
Excluding:
Net Investment Gain (Loss)	0.1	(13.8)
Adjusted Operating Revenue	$3,036.0	$2,994.4

Income Before Income Tax	$451.3	$295.7
Excluding:
Net Investment Gain (Loss)	0.1	(13.8)
Amortization of the Cost of Reinsurance	(11.0)	(13.4)
Non-Contemporaneous Reinsurance	(7.3)	(12.4)
Adjusted Operating Income	$469.5	$335.3

Note 10 - Employee Benefit Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 10 - Employee Benefit Plans - Continued
The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2023	2022	2023	2022	2023	2022
	(in millions of dollars)
Service Cost	$2.3	$1.9	$—	$—	$—	$—
Interest Cost	22.0	16.8	1.9	1.4	1.1	0.7
Expected Return on Plan Assets	(23.0)	(26.5)	(2.1)	(3.0)	(0.1)	(0.1)
Amortization of:
Net Actuarial (Gain) Loss	3.8	4.1	0.6	0.1	(2.6)	(0.2)
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost (Credit)	$5.1	$(3.7)	$0.4	$(1.5)	$(1.7)	$0.3

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost (credit) are included in other expenses.

Note 11 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2023	2022
	(in millions of dollars, except share data)
Numerator
Net Income	$358.3	$240.4

Denominator (000s)
Weighted Average Common Shares - Basic	198,111.2	202,628.8
Dilution for Assumed Exercises of Nonvested Stock Awards	1,408.9	875.5
Weighted Average Common Shares - Assuming Dilution	199,520.1	203,504.3

Net Income Per Common Share
Basic	$1.81	$1.19
Assuming Dilution	$1.80	$1.18

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested stock success units, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested stock success units and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding nonvested stock success units and nonvested restricted stock units have grant prices ranging from $14.20 to $45.57. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 11 - Stockholders' Equity and Earnings Per Common Share - Continued
progressively achieved during the vesting period. There were no outstanding performance based share units as of March 31, 2023. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 0.7 million and 0.3 million potential common shares for the three months ended March 31, 2023 and 2022, respectively.

Common Stock

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. During December 2022, our board of directors authorized the repurchase of up to $200.0 million of Unum Group's outstanding common stock beginning January 1, 2023. In February 2023, our board of directors authorized an increase to the share repurchase program such that we are now authorized to repurchase up to $250.0 million of Unum Group's outstanding common stock. This share repurchase program has an expiration date of December 31, 2023, with the timing and amount of repurchase activity to be based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price.

In August 2022, the Inflation Reduction Act was signed into law in the U.S. and, effective January 1, 2023, imposes a one percent excise tax on corporate stock repurchases after December 31, 2022. This excise tax is recorded as part of the cost basis of treasury stock and is assessed on the fair value of stock repurchases, reduced by the fair value of any shares issued during the period.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended March 31
	2023	2022
	(in millions)
Shares Repurchased	1.3	1.3
Cost of Shares Repurchased[1]	$53.6	$37.5

1Includes a de minimis amount of commissions and $0.1 million of excise tax for the three months ended March 31, 2023. There were no commissions or excise taxes during the three months ended March 31, 2022.

In February 2022, we entered into an accelerated share repurchase agreement with a financial counterparty to repurchase $50.0 million of Unum Group's common stock in aggregate. As part of this transaction, we paid $50.0 million to the financial counterparty and received an initial delivery of 1.3 million shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. We simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the share repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock at our option. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in April 2022, resulting in the delivery to us of 0.4 million additional shares. As a result of the final settlement occurring subsequent to March 31, 2022, we recorded a decrease to additional paid-in capital within stockholders' equity on our consolidated balance sheet for the value of the shares held back by the counterparty as of March 31, 2022, which was reclassified to treasury stock in the second quarter of 2022 in connection with the final settlement of the agreement. In total, we repurchased 1.7 million shares pursuant to the February 2022 accelerated share repurchase agreement.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 12 - Commitments and Contingent Liabilities

Commitments

See Notes 3 and 4 for further discussion on certain of our investment commitments.

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

Claim Handling Matters

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

Note 13 - Other

Income Tax

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. The IRA imposes a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. We anticipate that our company will be an applicable corporation. We have not recorded any CAMT as of March 31, 2023. We do not expect that any CAMT incurred would impact earnings since it would be offset with a credit toward regular income tax in subsequent years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
March 31, 2023
Note 13 - Other - Continued
Allowance for Expected Credit Losses on Premiums Receivable

At March 31, 2023 and December 31, 2022, the allowance for expected credit losses on premiums receivables was $31.6 million and $32.5 million, respectively, on gross premiums receivable of $635.6 million and $557.6 million, respectively. The decrease in the allowance of $0.9 million during the three months ended March 31, 2023 was driven primarily by improvements in the age of premiums receivable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, Poland, and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company, Colonial Life & Accident Insurance Company, Starmount Life Insurance Company, in the United Kingdom, Unum Limited, and in Poland, Unum Zycie TUiR S.A. (Unum Poland). We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 and Item 3 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2022.

Prior period financial information has been adjusted to reflect our modified retrospective adoption, effective January 1, 2023, of the Accounting Standards Update (ASU) 2018-12, related to targeted improvements to the accounting for long-duration contracts. See "Accounting Developments" included herein in this Item 2 as well as Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Operating Performance and Capital Management

For the first quarter of 2023, we reported net income of $358.3 million, or $1.80 per diluted common share, compared to net income of $240.4 million, or $1.18 per diluted common share, in the first quarter of 2022.

Included in our results for the first quarter of 2023 are:

•A net investment gain of $0.1 million before tax and $0.1 million after tax, with a de minimis impact on earnings per diluted common share;

•Amortization of the cost of reinsurance of $11.0 million before tax and $8.7 million after tax, or $0.04 per diluted common share; and,
•Non-contemporaneous reinsurance of $7.3 million before tax and $5.7 million after tax, or $0.03 per diluted common share.

Included in our results for the first quarter of 2022 are:

•A net investment loss of $13.8 million before tax and $10.6 million after tax, or $0.05 per diluted common share;
•Amortization of the cost of reinsurance of $13.4 million before tax and $10.6 million after tax, or $0.05 per diluted common share; and,
•Non-contemporaneous reinsurance of $12.4 million before tax and $9.8 million after tax, or $0.05 per diluted common share.

Excluding these items, after-tax adjusted operating income for the first quarter of 2023 was $372.6 million, or $1.87 per diluted common share compared to $271.4 million, or $1.33 per diluted common share, for the first quarter of 2022. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for further discussion and a reconciliation of these items.

Our Unum US segment reported an increase in adjusted operating income of 85.7 percent in the first quarter of 2023 compared to the same period of 2022, due primarily to favorable benefits experience across most product lines, partially offset by higher operating expenses and lower net investment income. The benefit ratio for our Unum US segment was 60.8 percent in the first quarter of 2023, compared to 72.5 percent in first quarter of 2022. Unum US sales increased 22.5 percent in first quarter 2023 compared to the same period of 2022.

Our Unum International segment reported an increase in adjusted operating income, as measured in U.S. dollars, of 48.3 percent in the first quarter of 2023 compared to the same period of 2022. As measured in local currency, our Unum UK line of business reported an increase in adjusted operating income of 66.7 percent in the first quarter of 2023 compared to the same period of 2022 due to higher premium income and favorable benefits experience, partially offset by higher operating expenses and lower net investment income. The benefit ratio for our Unum UK line of business was 68.5 percent in the first quarter of 2023, compared to 81.2 percent in the same period of 2022. Unum International sales, as measured in U.S. dollars, increased 33.9 percent in the first quarter of 2023 compared to the same period of 2022. Unum UK sales, as measured in local currency, increased 37.8 percent in the first quarter of 2023 compared to the same period of 2022.

Our Colonial Life segment reported a decrease in adjusted operating income of 8.7 percent in the first quarter of 2023 compared to the same period of 2022, due primarily to higher operating expenses, partially offset by slightly favorable benefits experience. The benefit ratio for Colonial Life was 53.0 percent in the first quarter of 2023, compared to 53.2 percent in the same period of 2022. Colonial Life sales increased 2.7 percent in the first quarter of 2023 compared to the same period of 2022.

Our Closed Block segment reported income before income tax and net investment gains and losses of $39.9 million in the first quarter of 2023 compared to income before income tax and net investment gains and losses of $52.8 million in the same period of 2022, both of which includes the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction. Excluding these items, our Closed Block segment reported adjusted operating income of $58.2 million in the first quarter of 2023, compared to $78.6 million in the same period of 2022. The long-term care interest adjusted loss ratio was less favorable during the first quarter of 2023 relative to the same period of 2022 but is within our long-term range of expectations.

A rising interest rate environment could continue to positively impact our yields on new investments but could also continue to create unrealized losses in our current holdings. Our net investment income has been pressured as the majority of our investments were made at a decreasing level of interest rates indicative of the prevailing trend over the last decades. As of March 31, 2023, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell and it is not more likely than not that we will be required to sell before recovery in amortized cost. The net unrealized loss on our fixed maturity securities was $1.9 billion at March 31, 2023, compared to $3.0 billion at December 31, 2022, with the decrease due primarily to a decrease in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.35 percent for the first three months of 2023 compared to a yield of 4.57 percent for full year 2022.

Additionally, a rising interest rate environment could result in reserve decreases specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The change in discount rate assumptions on the liability for future policy benefits, net of reinsurance, due primarily to the decrease in U.S. Treasury rates during the first quarter of 2023, resulted in an increase to the liability for future policy benefits, net of reinsurance, of approximately $0.7 billion.

We believe our capital and financial positions are strong. At March 31, 2023, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 425 percent. We repurchased 1.3 million shares of Unum Group common stock under our share repurchase program during each of the first quarters of 2023 and 2022. Our weighted average common shares outstanding, assuming dilution, equaled 199.5 million and 203.5 million for the first quarter of 2023 and 2022, respectively. As of March 31, 2023, Unum Group and our intermediate holding companies had available holding company liquidity of $1,343 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset backed securities. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. The IRA imposes a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. We anticipate that our company will be an applicable corporation. We have not recorded any CAMT as of March 31, 2023. We do not expect that any CAMT incurred would impact earnings since it would be offset with a credit toward regular income tax in subsequent years. The IRA also imposes a one percent excise tax on the fair market value of corporate stock repurchases after December 31, 2022. This excise tax is recorded as part of the cost basis of treasury stock and is assessed on the fair value of stock repurchases, reduced by the fair value of any shares issued during the period. We have recorded $0.1 million of excise tax in stockholders' equity, as part of the cost basis of treasury stock, as of March 31, 2023.

U.K. Tax Law Change

In June 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023.

Coronavirus Disease 2019 (COVID-19)

COVID-19 has caused disruption to the global economy and has unfavorably impacted our company as well as the overall insurance industry. During 2022 and in the first quarter of 2023, we experienced lower mortality in our life products lines, resulting primarily from lessening impacts of COVID-19 on our insured population when compared to pandemic levels. Due to the volatile and unprecedented nature of these events, we still cannot fully estimate the ultimate impact of the COVID-19 pandemic. We continue to closely monitor pandemic trends that have and may continue to have adverse impacts on our business.

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

Further discussion is included in "Reconciliation of Non-GAAP and Other Financial Measures," "Accounting Developments", "Consolidated Operating Results," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained herein in this Item 1 and in the "Notes to Consolidated Financial Statements" contained herein in Item 2.

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S generally accepted accounting principles (GAAP). The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of investment gains or losses, the amortization of the cost of reinsurance, and the impact of non-contemporaneous reinsurance as specified in the reconciliations below. Investment gains or losses primarily include realized investment gains or losses, expected investment credit losses, and gains or losses on derivatives. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

We have exited a substantial portion of our Closed Block individual disability product line through the two phases of the reinsurance transaction that were executed in December 2020 and March 2021. As a result, we exclude the amortization of the cost of reinsurance that we recognized upon the exit of the business related to the policies on claim status as well as the impact of non-contemporaneous reinsurance that resulted from the adoption of ASU 2018-12. Due to the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. We believe that the exclusion of these items provides a better view of our results from our ongoing businesses.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended March 31
	2023		2022
	(in millions)	per share *	(in millions)	per share *
Net Income	$358.3	$1.80	$240.4	$1.18
Excluding:
Net Investment Gain (Loss) (net of tax benefit of $—; $3.2)	0.1	—	(10.6)	(0.05)
Amortization of the Cost of Reinsurance (net of tax benefit of $2.3; $2.8)	(8.7)	(0.04)	(10.6)	(0.05)
Non-Contemporaneous Reinsurance (net of tax benefit of $1.6; $2.6)	(5.7)	(0.03)	(9.8)	(0.05)
After-tax Adjusted Operating Income	$372.6	$1.87	$271.4	$1.33

*Assuming Dilution

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, the amortization of the cost of reinsurance, and the impact of non-contemporaneous reinsurance as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2023	2022
	(in millions of dollars)
Total Revenue	$3,036.1	$2,980.6
Excluding:
Net Investment Gain (Loss)	0.1	(13.8)
Adjusted Operating Revenue	$3,036.0	$2,994.4

Income Before Income Tax	$451.3	$295.7
Excluding:
Net Investment Gain (Loss)	0.1	(13.8)
Amortization of the Cost of Reinsurance	(11.0)	(13.4)
Non-Contemporaneous Reinsurance	(7.3)	(12.4)
Adjusted Operating Income	$469.5	$335.3

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to the liability for future policy benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. The critical accounting estimates for which there were significant changes during the three months ended March 31, 2023 due to the adoption of ASU 2018-12, are included below. For additional information on the accounting estimates for which there was not a significant change during the three months ended March 31, 2023, refer to the discussion under "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022.

Liability for Future Policy Benefits

Liabilities for future policy benefits represent the cost of claims that we estimate we will eventually pay to our policyholders and the related expenses for our non interest-sensitive products. Liability for future policy benefits includes policy liabilities for claims not yet incurred and for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Liability for future policy benefits equaled $39.4 billion and $38.6 billion at March 31, 2023 and December 31, 2022, respectively, or approximately 74.0 percent and 73.6 percent of our total liabilities, respectively. Liability for future policy benefits ceded to reinsurers was $8.1 billion at both March 31, 2023 and December 31, 2022, respectively, and are reported as a reinsurance recoverable in our consolidated balance sheets.

Liabilities for future policy benefits are initially established in the same period in which we issue a policy, and equal the difference between projected future policy benefits and projected future premiums, allowing a margin for expenses and profit. The liabilities for future policy benefits build up and release over time, based on the emergence of cash flows, including premiums received and claims paid, and updated expectations for future cash flows.

Liabilities for future policy benefits are updated at each reporting date to reflect changes in the liability based on policy development over time, emerging experience, and any assumption updates required to maintain the best estimate basis for expected future cash flows as required by GAAP. These future policy benefit liabilities are based on actual known facts regarding the liability, such as the benefits available under the applicable policy, the covered benefit period, the age, and, as appropriate, the occupation and cause of disability of the claimant, as well as assumptions derived from our actual historical experience and expected future changes in experience for factors such as the claim duration, claim administration expenses, discount rate, policy benefit offsets, including those for social security and other government-based welfare benefits. The liability for future policy benefits also includes the liabilities for incurred claims.

Future policy benefit liabilities primarily relate to our traditional long-duration products which include our group, individual disability and certain of our voluntary benefits products in our Unum US segment; group, individual disability and life products in our Unum International segment; certain of our voluntary benefits products in our Colonial Life segment; and long-term care and certain of our other products in our Closed Block segment.

In calculating the liability for future policy benefits, our long-duration contracts are grouped into cohorts by product type and contract issue year. Liabilities for future policy benefits for claims not yet incurred are generally determined using the net premium model as prescribed by GAAP. At each reporting period, the liability for future policy benefits is remeasured at the current discount rate with the change recorded in other comprehensive income.

The calculation of the liability for future policy benefits involves numerous assumptions including discount rate, lapses, mortality, and morbidity. Certain product lines may utilize additional assumptions in calculating the liability for future policy benefits in addition to those listed above. For long-term care, premium rate increases are also a key assumption and for group long-term disability, benefit offsets are also a key assumption. For voluntary benefits products, claim costs are a key assumption. Claim costs capture the combined effect of the incidence rate, the expected level of benefit to be paid, and the claim resolution rate. Cash flow assumptions are reviewed and updated, as needed, at least annually. Assumptions may be updated more frequently if necessary based on trending experience.

On a quarterly basis, cohort level cash flow measures are updated based on the emergence of actual experience. The updated cash flows, based on experience emergence and any assumption updates, are used to determine the updated net premiums, the portion of the gross premium required to provide for all benefits and expenses, excluding acquisition costs or any costs that are required to be charged to expense as incurred. The updated net premium ratio is used to calculate the updated liability for future policy benefit as of the beginning of year, at the original discount rate. To the extent the present value of future benefits and expenses exceeds the present value of future gross premiums, an immediate charge is recognized in net income, such that net premiums are set equal to gross premiums. Future policy benefit liabilities are floored at zero at the cohort level in situations where the liabilities for future policy benefits are less than zero. The change in the liability for future policy benefits, at the original discount rate, as of the beginning of the year, resulting from cash flow changes is reflected as the change in benefits - remeasurement gain or loss in the consolidated statements of income. The impact of issuances, interest accretion, premiums collected, benefit payments and lapses are reflected as the change in benefits in the consolidated statements of income.

Key Assumptions

The calculation of the liability for future policy benefits involves numerous assumptions, but the primary assumptions used to calculate the liability are (1) the discount rate, (2) the claim resolution rate, (3) the claim incidence rate, and (4) policyholder mortality and lapses:

1.The discount rate, which is used in calculating the liability for future policy benefits, is the interest rate that we use to discount future cash flows including premium and claim payments to determine the present value. A higher discount rate produces a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. The original discount rates are initially set at the transition date of ASU 2018-12, which was January 1, 2021, for policies originally issued on or before the transition date, or at the policy issuance date, for policies issued after the transition date. For policies issued after the transition date, the original discount rate assumptions reflect an upper-medium grade (low-credit risk) fixed-income instrument yield based on the currency in which the liabilities are assumed. For all cohorts, the liability is then remeasured at the each reporting period using the current discount rate reflective of an upper-medium grade fixed-income instrument. We primarily utilize a forward curve which is derived from the underlying spot curve using interpolation to develop an ultimate forward rate.

2.The claim resolution rate is the probability that a disability or long-term care claim will close due to recovery or death of the insured. It is important because it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in liabilities that are lower than they need to be to pay the claim benefits over time. Claim resolution assumptions involve many factors, including the cause of disability, the policyholder's age, the type of contractual benefits provided, and the time since initial disability. We primarily use our own claim experience to develop our claim resolution assumptions. These assumptions are established for the probability of death and the probability of recovery from disability. Our studies incorporate actual claim resolution experience over a number of years and consider any observed trends over the study period. We also consider any expected future changes in claim resolution experience.

3.The incidence rate is the rate at which new claims are submitted to us. The incidence rate is affected by many factors, including the age of the insured, the insured's occupation or industry, the benefit plan design, and certain external factors such as consumer confidence and levels of unemployment. We establish our incidence assumption using a historical review of actual incidence results along with an outlook of future incidence expectations.

4.Policyholder lapse and mortality assumptions reflect the probability that insureds’ coverage is discontinued due to lapsation or death of the insured. For our life insurance products, mortality assumptions also reflect the probability that a benefit payment occurs. These rates are affected by many factors, including the age of the insured, the insured's occupation or industry, the benefit plan design, and the length of time from policy or certificate issue to valuation date. We establish our mortality and lapse assumptions using a historical review of actual results along with an outlook of future expectations.

Establishing liability for future policy benefit assumptions is complex and involves many factors. Liabilities for future policy benefits, particularly for policies offering insurance coverage for long-term disabilities and long-term care, are dependent on numerous assumptions other than just those presented in the preceding discussion. The impact of internal and external events, such as changes in claims operational procedures, economic trends such as the rate of unemployment and the level of consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and legal trends and legislative changes, including changes to social security and other government-based welfare benefits programs which provide policy benefit offsets, among other factors, will influence claim incidence rates, claim resolution rates, and claim costs. In addition, for policies offering coverage for disability or long-term care at advanced ages, the level and pattern of mortality rates at advanced ages will impact overall benefit costs. Reserve assumptions differ by product line and by policy type within a product line. Additionally, in any period and over time, our actual experience may have a positive or negative variance from our long-term assumptions, either singularly or collectively, and these variances may offset each other. We review our assumptions at least annually with a long-term view of our expected experience over the life of a block of business rather than test just one or a few assumptions independently that may be aberrant over a short period of time. Based on this review, we update our assumptions to reflect our current best estimates. Therefore, while it is possible to evaluate the sensitivity of overall results in our liability for future policy benefits based upon a change in each individual assumption, the actual impacts of changes to a variety of underlying assumptions must be considered in the aggregate by product line in order to judge the overall potential implications to the liability for future policy benefits. The following section presents an overview of our trend analysis for key assumptions and the results of variability in our assumptions, in aggregate, for the liabilities for future policy benefits which we believe are reasonably possible to have a material impact on our future financial results if actual claims yield a materially different amount than what we currently expect and have reserved for, either favorable or unfavorable.

Cash Flow Assumption Review

Our cash flow assumption reviews during the years ended December 31, 2022 and 2021 resulted in the following net favorable impacts to income before income tax as a result of updating certain assumptions:

	December 31
	2022	2021
	(in millions of dollars)
Cash Flow Assumption Update Impacts to Income Before Income Tax

Unum US
Group Disability	$121.0	$215.0
Group Life and Accidental Death and Dismemberment	34.0	—
Individual Disability	(18.6)	4.0
Voluntary Benefits	17.0	12.2
Total Unum US	153.4	231.2

Unum International	24.5	4.6

Colonial Life	55.3	23.5

Closed Block
Long-term Care	2.9	(24.4)
Closed Block - All Other	(11.0)	—
Total Closed Block	(8.1)	(24.4)

Total	$225.1	$234.9

There were no significant changes in our cash flow assumptions during the three months ended March 31, 2023.

2022 Significant Cash Flow Assumption Updates:

The cash flow assumption updates in our US group long-term disability product line and our waiver of premium benefits for our Unum US group life product line reduced our liability for future policy benefits by $121.0 million and $34.0 million before tax with a corresponding increase to policy benefits - remeasurement gain, respectively, due primarily to sustained improvement in claim recovery trends since our last assumption update, partially offset by lower social security benefit offsets for our group long-term disability product line.

The cash flow assumption updates in our Colonial Life segment reduced our liability for future policy benefits by $55.3 million with a corresponding increase to policy benefits - remeasurement gain, due primarily to improvement in certain of our claim cost assumptions since our most recent assumption update.

2021 Significant Cash Flow Assumption Updates:

The cash flow assumption updates in our US group long-term disability product line and our waiver of premium benefits for our Unum US group life product line reduced our liability for future policy benefits by $215.0 million before tax with a corresponding increase to policy benefits - remeasurement gain, due primarily to sustained improvement in claim recovery trends since our last assumption update.

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

Regarding the 2020 COVID-19 pandemic and the related impact on the social and economic environment, we experienced elevated mortality and disability claims incidence rates during 2020 and 2021. Our view on our long-term mortality and morbidity expectations has not been impacted by this limited experience.

Generally, we do not expect our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

Although both short-term and long-term interest rates increased in 2022 and into 2023, the long-term discount rates underlying the majority of our liabilities are reflective of rates based on the issue year of the cohort or rates underlying the liabilities at transition to the updated accounting basis as prescribed by ASU 2018-12. The discount rate assumption for new cohorts, after the transition date, is based on the interest rate of an upper-medium grade fixed-income instrument for that cohort period.

Our claim resolution rate assumption used in determining the liability for future policy benefits is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably. Claim resolution rates are very sensitive to operational and environmental changes and have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. While claim resolution rates in our Unum US group long-term disability product line have shown some variability over the last several years, they have exhibited an increasing trend.

Sensitivity Analysis

We monitor our key assumptions and test the sensitivity of our liability for future policy benefits under a range of scenarios. This sensitivity analysis was completed as of December 31, 2022 for our product lines with a higher level of estimation uncertainty and utilizes the liability for future policy benefits valued at the original discount rate. See "Quantitative and Qualitative Disclosures about Market Risk" contained herein in Item 3 for information regarding the sensitivity of the current discount rate used to remeasure the liability for future policy benefits at each reporting date.

In our estimation, scenarios based on certain variations in each of our assumptions for our Unum US group long-term disability product line could produce a change of approximately $100 million which represents 1.8 percent of our Unum US group disability liability for future policy benefits balance. Of the assumptions impacting the estimated change in the liability for future policy benefits, the largest contributor is the claim resolution rate for which we assumed a change of approximately 10 percent.

In our estimation, scenarios based on certain variations in each of our assumptions for our Unum US voluntary benefits product line could produce a change of approximately $15 million which represents 1.3 percent of our Unum US voluntary benefits liability for future policy benefits balance. Of the assumptions impacting the estimated change in the liability for future policy benefits, the largest contributor is the claim costs for which we assumed a change of approximately 10 percent.

In our estimation, scenarios based on certain possible variations in each of our assumptions for our Colonial Life segment could produce a change of approximately $60 million which represents 3.2 percent of our Colonial Life liability for future policy benefits balance. Of the assumptions impacting the estimated change in the liability for future policy benefits, the largest contributor is the claim costs, for which we assumed a change of approximately 10 percent.

We also consider variability in our assumptions related to the long-term care liability for future policy benefits. In our estimation, scenarios based on certain variations in each of our assumptions could produce potential results as illustrated in the chart below. The liability for future policy benefits for long-term care is based upon a number of key assumptions, and each assumption has various factors which may impact the long-term outcome. Key assumptions with respect to active policy lapses and mortality, claims incidence and resolutions, and future premium rate increases must incorporate extended views of expectations for many years into the future. The liability for future policy benefits is highly sensitive to these estimates. Key assumptions and related impacts are also heavily interrelated in both their outcome and in their effects on the liability for future policy benefits. For example, changes in the view of morbidity and mortality might be mitigated by either potential future premium rate increases and/or morbidity improvements due to general improvement in health and/or medical breakthroughs. There is a potentially wide range of outcomes for each assumption and in totality. As a result, and given the size of the long-term care liability for future policy benefits in relation to the total liability for future policy benefits, our sensitivity analysis for long-term care reflects the potential impact to the present value of gross liability cash flows for future policy benefits for updates to our key assumptions for long-term care is as follows. The impact of changes to these assumptions would partially be reflected in the period in which the assumptions are updated and partially across future periods.

		PV Gross LFPB Cash Flows[1]
Long-Term Care Cash Flow Assumptions	Sensitivity	Unfavorable	Favorable
		(in millions of dollars)
Active Policy Lapses and Mortality	7.5%	$440	$420
Claim Incidence	3.0%	390	400
Claim Resolutions	2.0%	300	290
Morbidity/Mortality Improvement[2]	No Improvement/2x	980	1,390
Future Unapproved Premium Rate Increases	10.0%	80	80

[1]Present value of cash flows specific to the LFPB at original discount rate, except using gross premiums instead of net premiums.
[2]Unfavorable scenario reflects no future improvement. Favorable scenario reflects improvement rates twice as high as baseline.

The impact to current period liability for future benefits would be smaller in magnitude than the present value of gross liability for future policy benefits cash flows due to the updating of the net premium ratio. The current period liability for future policy benefits impact may be asymmetrical (i.e. larger for the unfavorable scenario) for some sensitivities if the assumption update causes the net premium ratio to be capped at 100 percent for any given cohort.

We believe that these sensitivities provide a reasonable estimate of the possible changes in liability for future policy benefit balances for those product lines where we believe it is possible that variability in the assumptions, in the aggregate, could result in a material impact on our liability for future policy benefit levels, but we record our liability for future policy benefits based on our long-term best estimate for our cohorts and these assumptions are reviewed and updated annually to reflect the current best estimates. Product lines that have long-term claim payout periods have a greater potential for significant variability in claim costs, either positive or negative. We closely monitor emerging experience and use these results to inform our view of long-term assumptions.

Deferred Acquisition Costs (DAC)

DAC represents the deferred incremental direct costs associated with the successful acquisition of new or renewal insurance contracts. Such costs include commissions, other agency compensation, certain selection and policy issue expenses, and certain field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from the deferral. The DAC balance equaled $2,602.4 million and $2,560.0 million at March 31, 2023 and December 31, 2022 respectively, or approximately 4.2 percent of our total assets at each period.

Generally, we do not expect our key assumptions for DAC to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

Certain of the policy issue expenses include employee costs resulting from time spent on acquisition activities that result in the sale or renewal of policies, including selling and underwriting. The estimates of time spent on the successful acquisition of new or renewal business are reviewed and updated, as needed, at least annually. There were no significant changes in these assumptions during the years ended December 31, 2022 or 2021 or the three months ended March 31, 2023.

The lapse and mortality assumptions used to amortize DAC for our traditional long-duration products are consistent with the assumptions used to estimate the liability for future policy benefits. The underlying assumptions used to determine DAC amortization are updated concurrently with any related assumption changes for the liability for future policy benefits and changes in estimates are recognized prospectively over the remaining expected term of the related contracts. Amortization expense is adjusted based on actual versus expected experience through an adjustment to the prospective rate of amortization.

During the years ended December 31, 2022 and 2021, we updated our policyholder lapse and mortality assumptions used to develop the future amortization for DAC for the Unum US individual disability and voluntary benefits product lines as well as for the Colonial Life segment, consistent with the related assumption updates for the corresponding liabilities for future policy benefits. There were no significant changes in these assumptions during the three months ended March 31, 2023.

See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our DAC accounting policy and DAC rollforward.

Accounting Developments

In 2018, the Financial Accounting Standards Board issued ASU 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts”. This update significantly amended the accounting and disclosure requirements for long-duration insurance contracts. The update is effective for periods beginning January 1, 2023. We adopted this guidance effective January 1, 2023 using the modified retrospective approach with changes applied as of January 1, 2021, also referred to as the transition date. We adjusted all prior period operating results, balance sheets, and related metrics throughout this document.

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2023	% Change	2022
Revenue
Premium Income	$2,459.3	2.4%	$2,401.4
Net Investment Income	508.8	(3.5)	527.2
Net Investment Gain (Loss)	0.1	(100.7)	(13.8)
Other Income	67.9	3.2	65.8
Total Revenue	3,036.1	1.9	2,980.6

Benefits and Expenses
Policy Benefits	1,882.1	(5.1)	1,983.0
Policy Benefits - Remeasurement Gain	(145.7)	111.8	(68.8)
Commissions	293.9	7.6	273.2
Interest and Debt Expense	48.1	2.6	46.9
Deferral of Acquisition Costs	(157.7)	11.2	(141.8)
Amortization of Deferred Acquisition Costs	115.9	11.9	103.6
Compensation Expense	275.0	10.8	248.3
Other Expenses	273.2	13.6	240.5
Total Benefits and Expenses	2,584.8	(3.7)	2,684.9

Income Before Income Tax	451.3	52.6	295.7
Income Tax	93.0	68.2	55.3

Net Income	$358.3	49.0	$240.4

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.213 and 1.339 for the three months ended March 31, 2023 and 2022, respectively. If the first quarter 2022 results for our U.K. operations had been translated at the lower exchange rate of 2023, our adjusted operating revenue and adjusted operating income by segment would have both been lower by approximately $19 million and $2 million, respectively, in the first quarter of 2022. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income in our Unum US and Unum International segments increased in the first quarter of 2023 relative to the same period of 2022 driven by in-force block growth and higher overall sales while premium income declined slightly in our Colonial Life segment. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income decreased in the first quarter of 2023 relative to the same period of 2022 due to lower miscellaneous investment income and lower investment income from inflation index-linked bonds held by Unum UK, partially offset by a higher level of invested assets and an increased yield on invested assets.

We did not recognize any credit losses on fixed maturity securities during the first quarter of 2023 and credit losses on fixed maturity securities were $4.1 million in the first quarter of 2022. Also included in net investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in gains (losses) of $0.3 million and $(3.4) million in the first quarter of 2023 and 2022, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on investment gains and losses.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only (ASO) business, and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment.

Overall benefits experience in the first quarter of 2023 was favorable relative to the same period of 2022 with a consolidated benefit ratio, which includes the remeasurement gain or loss, of 70.6 percent and 79.7 percent, respectively. Excluding the impact of non-contemporaneous reinsurance, the consolidated benefit ratios were 70.3 percent and 79.2 percent in the first quarter of 2023 and 2022, respectively. The benefit ratio, which includes the remeasurement gain or loss, for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were higher during the first quarter of 2023 compared to the same period of 2022 driven by higher sales and in-force block growth in our principal operating business segments. The increase in amortization of deferred acquisition costs in the first quarter of 2023 compared to the same period of 2022 is due primarily to growth in the level of the deferred asset in our Unum US voluntary benefits product line and in our Colonial Life segment.

Other expenses and compensation expense, on a combined basis, increased in the first quarter of 2023 compared to the same period of 2022 due to an increase in employee-related expenses, an increase in operational investments in our business, and growth in our fee-based service products.

Our effective income tax rate for the first quarter of 2023 was 20.6 percent, compared to 18.7 percent for the same prior year period. Our effective income tax rate differed from the U.S. statutory rate of 21 percent in effect for the first quarters of 2023 and 2022 primarily due to the foreign tax rate differential.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended March 31
	2023	% Change	2022
Unum US	$276.6	22.5%	$225.8

Unum International	$45.8	33.9%	$34.2

Colonial Life	$106.8	2.7%	$104.0

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

Segment Results

Our reporting segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate.

In describing our results, we may at times note certain items and exclude the impact on financial ratios and metrics to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur. We also measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses and certain other items. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income. See "Reconciliation of Non-GAAP Financial Measures" contained herein in this Item 2.

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

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2023	% Change	2022
Adjusted Operating Revenue
Premium Income	$1,609.6	4.3%	$1,543.0
Net Investment Income	157.3	(8.0)	171.0
Other Income	53.6	13.8	47.1
Total	1,820.5	3.4	1,761.1

Benefits and Expenses
Policy Benefits	1,129.4	(4.6)	1,184.3
Policy Benefits - Remeasurement Gain	(151.0)	(130.9)	(65.4)
Commissions	168.9	10.2	153.2
Deferral of Acquisition Costs	(79.0)	15.7	(68.3)
Amortization of Deferred Acquisition Costs	65.8	15.6	56.9
Other Expenses	373.9	12.6	332.1
Total	1,508.0	(5.3)	1,592.8

Adjusted Operating Income	$312.5	85.7	$168.3

Operating Ratios (% of Premium Income):
Benefit Ratio	60.8%		72.5%
Other Expense Ratio[1]	22.5%		20.9%
Adjusted Operating Income Ratio	19.4%		10.9%

[1]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$504.7	8.8%	$463.9
Group Short-term Disability	240.3	8.4	221.6
Total Premium Income	745.0	8.7	685.5
Net Investment Income	81.1	(10.2)	90.3
Other Income	52.6	16.1	45.3
Total	878.7	7.0	821.1

Benefits and Expenses
Policy Benefits	554.5	(1.7)	563.9
Policy Benefits - Remeasurement Gain	(107.5)	(90.6)	(56.4)
Commissions	58.4	11.2	52.5
Deferral of Acquisition Costs	(14.6)	15.0	(12.7)
Amortization of Deferred Acquisition Costs	13.1	18.0	11.1
Other Expenses	229.1	14.6	199.9
Total	733.0	(3.3)	758.3

Adjusted Operating Income	$145.7	132.0	$62.8

Operating Ratios (% of Premium Income):
Benefit Ratio	60.0%		74.0%
Other Expense Ratio[1]	28.7%		27.4%
Adjusted Operating Income Ratio	19.6%		9.2%

Persistency:
Group Long-term Disability	90.6%		90.4%
Group Short-term Disability	87.2%		89.2%

[1]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

Premium income was higher in the first quarter of 2023 compared to the same period of 2022 driven by in-force block growth and higher sales, partially offset by lower persistency in the group short-term disability product line. Net investment income was lower in the first quarter of 2023 relative to the same period of 2022 due to a lower level of invested assets, a decrease in the yield on invested assets, and lower miscellaneous investment income. Other income increased in the first quarter of 2023 compared to the same period of 2022 due to growth in our fee-based service products.

The benefit ratio was favorable in the first quarter of 2023 compared to the same period of 2022 due to lower claims incidence in both the group short-term and long-term disability product lines, favorable claim resolutions driven by recoveries in our group long-term disability product line, and favorable discount rate impacts on new claims. New claims for our group products are established using the discount rate based on an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate, as of the policy issuance or policy renewal date. As a result, the increase in the discount rates for the first quarter of 2023 compared to the same period of 2022 contributed to the favorable benefits experience.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2023 compared to the same period of 2022 due primarily to in-force block growth and higher sales. The amortization of deferred acquisition costs increased in the first quarter of 2023 compared to the same period of 2022 primarily due to an increase in lapses in our group short-term disability product line. Our other expense ratio, which includes other income that is primarily related to fee-based service products, increased in the first quarter of 2023 compared to the same period of 2022 due primarily to increases in employee-related costs and an increase in operational investments in our business, particularly related to growth in our fee-based service products.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Group Life	$413.1	0.1%	$412.6
Accidental Death & Dismemberment	43.5	3.3	42.1
Total Premium Income	456.6	0.4	454.7
Net Investment Income	22.6	(9.2)	24.9
Other Income	0.4	—	0.4
Total	479.6	(0.1)	480.0

Benefits and Expenses
Policy Benefits	363.5	(10.7)	407.1
Policy Benefits - Remeasurement Gain	(21.2)	(178.9)	(7.6)
Commissions	39.7	8.2	36.7
Deferral of Acquisition Costs	(9.8)	7.7	(9.1)
Amortization of Deferred Acquisition Costs	9.8	4.3	9.4
Other Expenses	57.5	6.3	54.1
Total	439.5	(10.4)	490.6

Adjusted Operating Income (Loss)	$40.1	N.M.	$(10.6)

Operating Ratios (% of Premium Income):
Benefit Ratio	75.0%		87.9%
Other Expense Ratio	12.6%		11.9%
Adjusted Operating Income (Loss) Ratio	8.8%		(2.3)%

Persistency:
Group Life	88.8%		89.0%
Accidental Death & Dismemberment	87.6%		88.2%

N.M. = not a meaningful percentage

Premium income was slightly higher in the first quarter of 2023 compared to the same period of 2022 due to higher sales, partially offset by lower persistency. Net investment income was lower in the first quarter of 2023 relative to the same period of 2022 due primarily to lower miscellaneous investment income and a decrease in the level of invested assets.

The benefit ratio in the first quarter of 2023 was favorable compared to the same period of 2022 due to lower mortality in the group life product line, resulting primarily from lessening impacts of COVID-19 on our insured population.

Commissions and deferral of acquisition costs were higher in the first quarter of 2023 compared to the same period of 2022 due to higher sales. The amortization of deferred acquisition costs in the first quarter of 2023 was generally consistent compared to the same period of 2022. The other expense ratio increased in the first quarter of 2023 compared to the same period of 2022 due primarily to an increase in employee-related costs and operational investments in our business.
Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$214.5	(1.9)%	$218.6
Individual Disability	124.2	9.3	113.6
Dental and Vision	69.3	(1.8)	70.6
Total Premium Income	408.0	1.3	402.8
Net Investment Income	53.6	(3.9)	55.8
Other Income	0.6	(57.1)	1.4
Total	462.2	0.5	460.0

Benefits and Expenses
Policy Benefits	211.4	(0.9)	213.3
Policy Benefits - Remeasurement Gain	(22.3)	N.M.	(1.4)
Commissions	70.8	10.6	64.0
Deferral of Acquisition Costs	(54.6)	17.4	(46.5)
Amortization of Deferred Acquisition Costs	42.9	17.9	36.4
Other Expenses	87.3	11.8	78.1
Total	335.5	(2.4)	343.9

Adjusted Operating Income	$126.7	9.1	$116.1

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits	36.0%		44.9%
Individual Disability	45.3%		54.6%
Dental and Vision	80.2%		73.4%
Other Expense Ratio	21.4%		19.4%
Adjusted Operating Income Ratio	31.1%		28.8%

Persistency:
Voluntary Benefits	74.2%		75.9%
Individual Disability	89.2%		89.3%
Dental and Vision	76.9%		84.0%

N.M. = not a meaningful percentage

Premium income was higher in the first quarter of 2023 compared to the same period of 2022, with higher sales in the individual disability product line, partially offset by lower persistency. Net investment income was lower in the first quarter of

2023 compared to the same period of 2022 due primarily to a decline in yield on invested assets, partially offset by an increase in the level of invested assets.

The benefit ratio for voluntary benefits was favorable in the first quarter of 2023 compared to the same period of 2022 primarily due to lower reserves driven by lapses as well as lower mortality within the life product line, resulting primarily from lessening impacts of COVID-19 on our insured population. The benefit ratio for individual disability was favorable in the first quarter of 2023 compared to the same period of 2022 due primarily to higher mortality and lower claims incidence. The benefit ratio for dental and vision was unfavorable in the first quarter of 2023 compared to the same period of 2022 due primarily to higher claims incidence.

Commissions and deferral of acquisition costs were higher for the first quarter of 2023 relative to the same period of 2022 due primarily to higher sales in the voluntary benefits and individual disability product lines. The amortization of deferred acquisition costs increased in the first quarter of 2023 relative to the same period of 2022 due to growth in the level of the deferred asset. Our other expense ratio increased in the first quarter of 2023 compared to the same period of 2022 due primarily to an increase in employee-related costs and an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2023	% Change	2022
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$53.9	32.8%	$40.6
Group Short-term Disability	37.0	33.1	27.8
Group Life and AD&D	39.1	16.4	33.6
Subtotal	130.0	27.5	102.0
Supplemental and Voluntary
Voluntary Benefits	110.9	17.6	94.3
Individual Disability	26.7	31.5	20.3
Dental and Vision	9.0	(2.2)	9.2
Subtotal	146.6	18.4	123.8
Total Sales	$276.6	22.5	$225.8

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$84.0	28.0%	$65.6
Large Case Market	46.0	26.4	36.4
Subtotal	130.0	27.5	102.0
Supplemental and Voluntary	146.6	18.4	123.8
Total Sales	$276.6	22.5	$225.8

Group sales increased during the first quarter of 2023 compared to the same period of 2022 due to growth with existing customers in both the core market, which we define as employee groups with fewer than 2,000 employees, and the large case market, partially offset by lower sales to new customers in both the core and large case markets.

Voluntary benefits sales increased during the first quarter of 2023 compared to the same period of 2022 due primarily to higher sales to new customers in the large case markets. Individual disability sales, which are primarily concentrated in the multi-life market, increased in the first quarter of 2023 compared to the same period of 2022 due to higher sales to both new and existing customers. Dental and vision sales were generally consistent in the first quarter of 2023 compared to the same period of 2022 with lower sales to new customers offset by higher sales to existing customers.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$91.7	(11.3)%	$103.4
Group Life	39.2	21.7	32.2
Supplemental	31.8	9.7	29.0
Unum Poland	25.9	11.6	23.2
Total Premium Income	188.6	0.4	187.8
Net Investment Income	30.9	(10.4)	34.5
Other Income	0.4	100.0	0.2
Total	219.9	(1.2)	222.5

Benefits and Expenses
Policy Benefits	131.9	(2.8)	135.7
Policy Benefits - Remeasurement Loss (Gain)	(4.4)	(134.4)	12.8
Commissions	16.6	11.4	14.9
Deferral of Acquisition Costs	(3.5)	—	(3.5)
Amortization of Deferred Acquisition Costs	1.8	(14.3)	2.1
Other Expenses	39.1	13.0	34.6
Total	181.5	(7.7)	196.6

Adjusted Operating Income	$38.4	48.3	$25.9

Foreign Currency Translation

The functional currencies of Unum UK and Unum Poland are the British pound sterling and Polish zloty, respectively. Premium income, net investment income, claims, and expenses are received or paid in the functional currency, and we hold functional currency-denominated assets to support functional currency-denominated policy liabilities. We translate functional currency-denominated financial statement items into dollars for our consolidated financial reporting. We translate income statement items using an average exchange rate for the reporting period, and we translate balance sheet items using the exchange rate at the end of the period. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income in our consolidated balance sheets.

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£75.5	(2.1)%	£77.1
Group Life	32.3	34.6	24.0
Supplemental	26.1	20.8	21.6
Total Premium Income	133.9	9.1	122.7
Net Investment Income	23.7	(2.1)	24.2
Other Income	—	(100.0)	0.1
Total	157.6	7.2	147.0

Benefits and Expenses
Policy Benefits	95.5	6.2	89.9
Policy Benefits - Remeasurement Loss (Gain)	(3.8)	(139.2)	9.7
Commissions	8.9	8.5	8.2
Deferral of Acquisition Costs	(1.0)	(16.7)	(1.2)
Amortization of Deferred Acquisition Costs	1.1	(8.3)	1.2
Other Expenses	25.9	25.7	20.6
Total	126.6	(1.4)	128.4

Adjusted Operating Income	£31.0	66.7	£18.6

Weighted Average Pound/Dollar Exchange Rate	1.213		1.339

Operating Ratios (% of Premium Income):
Benefit Ratio	68.5%		81.2%
Other Expense Ratio	19.3%		16.8%
Adjusted Operating Income Ratio	23.2%		15.2%

Persistency:
Group Long-term Disability	90.1%		88.1%
Group Life	81.5%		88.0%
Supplemental	88.9%		90.4%

Premium income was higher in the first quarter of 2023 compared to the same period of 2022 due to in-force block growth and higher sales.

Net investment income was lower in the first quarter of 2023 relative to the same period of 2022 due to lower investment income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

The benefit ratio was favorable in the first quarter of 2023 relative to the same period of 2022 due to favorable claim resolutions driven by higher mortality in the group long-term disability product line, higher discount rates on new claims, and lower inflation-linked experience in benefits, partially offset by higher mortality in the group life product line.

Commissions were higher in the first quarter of 2023 relative to the same prior year period due primarily to in-force block growth and higher sales. The deferral of acquisition costs and the amortization of deferred acquisition costs during the first quarter of 2023 were generally consistent with the same prior year period. The other expense ratio was higher in the first quarter of 2023 relative to the same prior year period due to an increase in operational investments in the business.

Sales

(in millions of dollars and pounds)
	Three Months Ended March 31
	2023	% Change	2022
Unum International Sales by Product
Unum UK
Group Long-term Disability	$9.2	(41.0)%	$15.6
Group Life	16.2	95.2	8.3
Supplemental	11.9	101.7	5.9
Unum Poland	8.5	93.2	4.4
Total Sales	$45.8	33.9	$34.2

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$12.5	3.3%	$12.1
Large Case Market	12.9	9.3	11.8
Subtotal	25.4	6.3	23.9
Supplemental	11.9	101.7	5.9
Unum Poland	8.5	93.2	4.4
Total Sales	$45.8	33.9	$34.2

Unum UK Sales by Product
Group Long-term Disability	£7.5	(35.3)%	£11.6
Group Life	13.3	114.5	6.2
Supplemental	9.8	122.7	4.4
Total Sales	£30.6	37.8	£22.2

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£10.2	14.6%	£8.9
Large Case Market	10.6	19.1	8.9
Subtotal	20.8	16.9	17.8
Supplemental	9.8	122.7	4.4
Total Sales	£30.6	37.8	£22.2

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales decreased in the first quarter of 2023 compared to the same period of 2022, driven by lower sales to new and existing customers in the large case market, which we define as employee groups with greater than 500 employees, partially offset by higher sales to new and existing customers in the core market.

Group life sales increased in the first quarter of 2023 compared to the same period of 2022 driven by higher sales to new and existing customers in both the core and large case markets.

Supplemental sales increased in the first quarter of 2023 compared to the same period of 2022 due to higher sales in our group critical illness and dental product lines.

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

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$235.7	(1.7)%	$239.7
Life	105.3	3.5	101.7
Cancer and Critical Illness	88.5	(0.9)	89.3
Total Premium Income	429.5	(0.3)	430.7
Net Investment Income	37.3	(2.1)	38.1
Other Income	0.2	(33.3)	0.3
Total	467.0	(0.4)	469.1

Benefits and Expenses
Policy Benefits	220.9	(8.1)	240.5
Policy Benefits - Remeasurement Loss (Gain)	6.8	160.7	(11.2)
Commissions	89.3	4.3	85.6
Deferral of Acquisition Costs	(75.2)	7.4	(70.0)
Amortization of Deferred Acquisition Costs	48.3	8.3	44.6
Other Expenses	83.0	8.2	76.7
Total	373.1	1.9	366.2

Adjusted Operating Income	$93.9	(8.7)	$102.9

Operating Ratios (% of Premium Income):
Benefit Ratio	53.0%		53.2%
Other Expense Ratio	19.3%		17.8%
Adjusted Operating Income Ratio	21.9%		23.9%

Persistency:
Accident, Sickness, and Disability	72.5%		74.5%
Life	84.1%		85.4%
Cancer and Critical Illness	81.7%		82.2%

Premium income decreased slightly in the first quarter of 2023 compared to the same period of 2022 due to lower persistency, partially offset by higher prior period sales. Net investment income was lower in the first quarter of 2023 compared to the same period of 2022 due to lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

The benefit ratio in the first quarter of 2023 was slightly favorable relative to the same period of 2022 primarily driven by favorable mortality experience in the life product line resulting from lessening impacts of COVID-19 on our insured population, partially offset by unfavorable benefits experience in the cancer and critical illness product line.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2023 relative to the same period of 2022 due to higher sales in prior periods. The amortization of deferred acquisition costs in the first quarter of 2023 was higher relative to the same period of 2022 due to growth in the level of the deferred asset. The other expense ratio was higher in the first quarter of 2023 relative to the same period of 2022 due primarily to an increase in employee-related costs and an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2023	% Change	2022
Sales by Product
Accident, Sickness, and Disability	$66.5	1.4%	$65.6
Life	26.2	10.1	23.8
Cancer and Critical Illness	14.1	(3.4)	14.6
Total Sales	$106.8	2.7	$104.0

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$73.4	1.0%	$72.7
Large Case Market	10.1	(16.5)	12.1
Subtotal	83.5	(1.5)	84.8
Public Sector	23.3	21.4	19.2
Total Sales	$106.8	2.7	$104.0

Commercial market sales decreased during the first quarter of 2023 compared to the same period of 2022 due to lower sales to existing customers in the large case market and to new customers in the core market, which we define as accounts with fewer than 1,000 employees. Public sector market sales increased in the first quarter of 2023 compared to the same period of 2022 due to higher sales to existing customers, partially offset by lower sales to new customers. The number of new accounts increased 0.8 percent in the first quarter of 2023 compared to the same period of 2022. The average new case size decreased 7.9 percent in the first quarter of 2023 compared to the same period of 2022.

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

In 2023, we expect positive adjusted operating income growth with sales growth and full year premium income growing from the prior year, but at a rate that is below pre-pandemic levels. We expect stable claim experience in 2023, but could continue to experience some level of claims volatility. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Long-term Care	$175.1	0.2%	$174.8
All Other	56.5	(13.2)	65.1
Total Premium Income	231.6	(3.5)	239.9
Net Investment Income	257.2	(6.4)	274.8
Other Income	13.5	(15.6)	16.0
Total	502.3	(5.4)	530.7

Benefits and Expenses
Policy Benefits	399.9	(5.3)	422.5
Policy Benefits - Remeasurement Loss (Gain)	2.9	158.0	(5.0)
Commissions	19.1	(2.1)	19.5
Other Expenses	40.5	(1.0)	40.9
Total	462.4	(3.2)	477.9

Income Before Income Tax and Net Investment Gains and Losses	39.9	(24.4)	52.8
Amortization of the Cost of Reinsurance	11.0	(17.9)	13.4
Non-Contemporaneous Reinsurance	7.3	(41.1)	12.4
Adjusted Operating Income	$58.2	(26.0)	$78.6

Interest Adjusted Loss Ratios:
Long-term Care	86.6%		82.2%

Operating Ratios (% of Premium Income):
Other Expense Ratio [1]	12.7%		11.5%
Income Ratio	17.2%		22.0%
Adjusted Operating Income Ratio	25.1%		32.8%

Persistency:
Long-term Care	95.4%		95.4%

[1]Excludes amortization of the cost of reinsurance.

Premium income for long-term care in the first quarter of 2023 was generally consistent with the same period of 2022. Premium income for our "All Other" product line continues to decline as expected due to policyholder lapses.

Net investment income was lower during the first quarter of 2023 relative to the same period of 2022 primarily due to lower miscellaneous investment income, primarily related to smaller increases in the net asset value (NAV) on our private equity partnerships, partially offset by an increase in the level of invested assets.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

The interest adjusted loss ratio for long-term care was less favorable during the first quarter of 2023 relative to the same period of 2022 driven primarily by higher claim incidence. The interest adjusted loss ratio for long-term care for the rolling twelve months was 84.7 percent.

The other expense ratio, excluding the amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction, was higher in the first quarter of 2023 relative to the same period of 2022 due primarily to a decline in the expense allowance related to the ceded block of individual disability business and an increase in employee-related costs.

Individual Disability Reinsurance Transaction

As shown in the chart above, we exclude from income before income tax and net investment gains and losses, the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction, where we ceded a significant portion of this business. As a result of the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. The decrease in the effects of non-contemporaneous reinsurance treatment in the first quarter of 2023 compared to the first quarter of 2022 is due to less favorable experience in this block in the first quarter of 2023 which resulted in a smaller net change in reserves in the first quarter of 2023 as compared to the first quarter of 2022.

Due to the increase in ceded reserves for the second phase of the reinsurance transaction as part of our adoption of ASU 2018-12, the cost of reinsurance decreased which results in a decrease in the amortization of the cost of reinsurance. The cost of reinsurance continues to be amortized over a period of approximately 25 years, on a declining trajectory generally consistent with the expected run-off pattern of the ceded reserves.

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

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, resolutions, investment returns, premium rate increases, and persistency. We believe that the interest adjusted loss ratio for long-term care will be relatively flat over the long term, but may continue to experience quarterly volatility, particularly in the near term as our claim block matures and as we continue the implementation of premium rate increases. Specific to our long-term care line of business, we expect the long term interest adjusted loss ratio to remain consistent with prior guidance, which was in the 85 to 90 percent range with some quarterly volatility. Claim resolution rates which reflect the probability that a disability or long-term care claim will close due to recovery or death of the insureds, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, mortality, morbidity, claim resolutions, premium rate increases, and lapses, could result in a material impact to our reserves. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

As a result of the execution of the reinsurance transaction related to our Closed Block individual disability line of business, we have fully ceded a significant portion of this business. We expect that earnings will continue to be impacted by the amortization of the cost of reinsurance and the impacts of non-contemporaneous reinsurance.

For further discussion of ASU 2018-12, see Note 2 of the “Notes to the Consolidated Financial Statements” contained herein in Item 8.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2023	% Change	2022
Adjusted Operating Revenue
Net Investment Income	$26.1	196.6%	$8.8
Other Income	0.2	(90.9)	2.2
Total	26.3	139.1	11.0

Interest and Other Expenses	59.8	16.3	51.4

Adjusted Operating Loss	$(33.5)	17.1	$(40.4)

Adjusted operating loss decreased in the first quarter of 2023 relative to the same period of 2022 due primarily to increased net investment income, which was caused by an increase in yield on invested assets, partially offset by higher pension expenses.

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

Investments

Overview

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses. We seek to earn investment income while assuming credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of our insurance products. Assets are invested predominantly in fixed maturity securities.

We manage our asset and liability cash flow match and our asset and liability duration match to manage interest rate risk. We may redistribute investments among our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies on long-term measures such as asset adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rate assumptions embedded in the reserves.

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

Economic Environment

The recent capital market turmoil has caused volatility for certain asset classes. The fair value of our financial institution securities has remained stable during the first three months of 2023. Our direct exposure to bank credit is less than four percent of our total portfolio on an amortized cost basis and is heavily weighted to Global Systemically Important Banks (G-SIBs). Our mortgage/asset-backed securities primarily include highly rated residential mortgage-backed securities, with commercial mortgage-backed securities making up less than $10 million on an amortized cost basis. We continue to monitor capital market activity on a regular basis and to the extent that there is continued volatility and ratings downgrades related to the issuers of our fixed maturity securities, we could experience credit losses, an increase in defaults, and the need for additional capital in our insurance subsidiaries. However, we remain confident in the overall strength and credit quality of our investment portfolio. For further discussion, see "Fixed Maturity Securities" contained herein this Item 2.

With respect to our limited partnership investments, we have not experienced, nor do we expect to experience, any material impact on the net asset values or distributions as a result of the recent turmoil in the banking sector. We do not expect any material impacts and remain confident in the strength of our commercial mortgage loan portfolio. For further discussion, see "Mortgage Loans" and "Private Equity Partnerships" contained herein in Item 2.

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2023

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,633.9	$(140.5)	$1,881.2	$194.6	$752.7	$54.1
Capital Goods	3,277.4	(132.2)	2,060.8	227.6	1,216.6	95.4
Communications	2,361.2	(88.4)	1,289.7	197.4	1,071.5	109.0
Consumer Cyclical	1,443.1	(90.3)	1,102.7	116.8	340.4	26.5
Consumer Non-Cyclical	5,950.4	(357.5)	3,836.5	526.4	2,113.9	168.9
Energy	2,779.0	(6.6)	1,301.1	120.9	1,477.9	114.3
Financial Institutions	3,593.5	(374.8)	3,117.6	404.2	475.9	29.4
Mortgage/Asset-Backed	576.3	(10.4)	393.3	20.3	183.0	9.9
Sovereigns	876.0	(59.1)	337.6	105.5	538.4	46.4
Technology	1,596.0	(141.2)	1,415.1	152.5	180.9	11.3
Transportation	1,646.5	(124.0)	1,198.3	155.0	448.2	31.0
U.S. Government Agencies and Municipalities	4,182.5	(359.5)	2,464.8	520.4	1,717.7	160.9
Public Utilities	5,244.4	(57.1)	2,149.2	285.0	3,095.2	227.9
Total	$36,160.2	$(1,941.6)	$22,547.9	$3,026.6	$13,612.3	$1,085.0

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of March 31, 2023 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2023. The decrease in the unrealized loss on fixed maturity securities during the first quarter of 2023 was due primarily to a decrease in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2023	2022
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$38.2	$63.0	$523.7	$514.7	$491.6
> 90 <= 180 days	14.2	316.6	879.0	1,177.1	199.5
> 180 <= 270 days	169.2	614.5	945.4	268.9	109.1
> 270 days <= 1 year	461.9	1,126.6	218.6	147.1	1.1
> 1 year <= 2 years	1,678.1	484.0	195.0	66.5	67.2
> 2 years <= 3 years	64.8	19.2	2.9	6.5	1.7
> 3 years	1.9	—	—	—	—
Sub-total	2,428.3	2,623.9	2,764.6	2,180.8	870.2

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	10.6	—	10.3	—
> 90 <= 180 days	5.5	—	22.3	37.8	3.1
> 180 <= 270 days	—	28.5	564.2	80.6	3.7
> 270 days <= 1 year	24.1	320.2	427.4	39.4	—
> 1 year <= 2 years	367.1	532.7	176.5	39.8	1.9
> 2 years <= 3 years	51.7	29.6	18.5	—	—
Sub-total	448.4	921.6	1,208.9	207.9	8.7

Total	$2,876.7	$3,545.5	$3,973.5	$2,388.7	$878.9

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2023	2022
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$1.5	$1.8	$27.1	$73.4	$24.8
> 90 <= 180 days	—	12.6	58.5	92.8	5.9
> 180 <= 270 days	6.3	39.1	103.8	13.5	1.9
> 270 days <= 1 year	31.8	84.7	15.2	3.3	—
> 1 year <= 2 years	82.9	17.5	3.8	0.2	1.8
> 2 years <= 3 years	—	0.5	0.7	1.4	3.7
> 3 years	2.5	2.7	3.4	2.9	7.9
Sub-total	125.0	158.9	212.5	187.5	46.0

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	—	—	6.1	—
> 180 <= 270 days	—	—	5.0	3.4	—
> 270 days <= 1 year	—	7.6	—	1.4	—
> 1 year <= 2 years	—	1.3	—	—	—
> 2 years <= 3 years	—	5.1	6.2	5.4	—
> 3 years	13.7	9.6	9.9	9.1	—
Sub-total	13.7	23.6	21.1	25.4	—

Fair Value < 40% of Amortized Cost

> 1 year <= 2 years	11.2	—	—	—	—
Sub-total	11.2	—	—	—	—

Total	$149.9	$182.5	$233.6	$212.9	$46.0
At March 31, 2023, we held 43 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of March 31, 2023

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Numbers of Issuers
Basic Industry	$231.7	$(49.2)	4
Capital Goods	108.1	(24.3)	2
Communications	314.1	(65.0)	5
Consumer Cyclical	111.5	(32.0)	2
Consumer Non-Cyclical	250.7	(53.0)	4
Energy	92.4	(13.5)	1
Financial Institutions	749.8	(101.9)	8
Mortgage/Asset-Backed	356.9	(19.2)	1
Sovereigns	309.1	(95.2)	2
Technology	308.3	(57.5)	5
Transportation	135.9	(33.4)	3
U.S. Government Agencies and Municipalities	37.0	(10.7)	1
Public Utilities	284.8	(71.4)	5
Total	$3,290.3	$(626.3)	43

At March 31, 2023, we held two below investment-grade fixed maturity securities with a gross unrealized loss greater than $10.0 million. The first security is a communications company and had a fair value of $3.8 million and a gross unrealized loss of $11.2 million. The second security is a pharmaceutical company and had a fair value of $39.5 million and a gross unrealized loss of $10.7 million.

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At March 31, 2023, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

We had no individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first quarter of 2023 or 2022.

As of March 31, 2023, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $2,101.4 million and $1,966.0 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased from 4.6 percent at December 31, 2022 to 4.4 percent at March 31, 2023 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,390.0 million and $2,435.4 million at March 31, 2023 and December 31, 2022, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $10.0 million and $9.3 million at March 31, 2023 and December 31, 2022, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held no specifically identified impaired mortgage loans at March 31, 2023 or December 31, 2022. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.
Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,228.8 million and $1,194.3 million at March 31, 2023 and December 31, 2022, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $14.3 million for the partnerships in the first quarter of 2023 reflecting the market conditions of the fourth quarter of 2022. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $772.2 million of commitments for additional investments in the partnerships at March 31, 2023 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, credit risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, credit default swaps, and total return swaps. During the first quarter of 2023, we entered into $400.0 million of notional forward U.S. Treasury interest rate locks in our long-term care product line to manage our reinvestment risk. As of March 31, 2023, we had a total notional of $1,114.0 million of forward benchmark interest rate locks supporting our long-term care product line. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure was $7.9 million at March 31, 2023. We held $52.0 million of net cash collateral from our counterparties at March 31, 2023. The carrying value of fixed maturity securities posted as collateral to our counterparties was $18.4 million at March 31, 2023. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 5 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

For further information see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022, and Notes 3, 4, and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of March 31, 2023, Unum Group and our intermediate holding companies had available holding company liquidity of $1,343 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. In December 2022, our board of directors authorized the repurchase of up to $200.0 million of Unum Group's outstanding common stock beginning January 1, 2023. In February 2023, our board of directors authorized an increase to the share repurchase program such that we are now authorized to repurchase up to $250.0 million of Unum Group's outstanding common stock. This share repurchase program has an expiration date of December 31, 2023, with the timing and amount of repurchase activity to be based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. During the first three months of 2023, we repurchased 1.3 million shares at a cost of $53.6 million. As of March 31, 2023, the remaining repurchase amount under the current share repurchase program was $196.6 million. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves were deficient by $2,100 million as of December 31, 2018, the financial statement date of the examination period. The amount reserves are deficient by may increase or decrease over time based on changes in assumed reinvestment rates, policyholder inventories, premium rate increase activity, and the underlying growth in the locked in statutory reserve basis as well as updates to other long term actuarial assumptions. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. Additional information regarding the Unum America premium deficiency reserve is as follows:

(in millions of dollars)
Premium Deficiency Reserve
Gross Premium Deficiency Reserve as of December 31, 2022	$2,851.0
Cumulative Gross Premium Deficiency Reserve Recognized through December 31, 2022	1,191.0
Remaining Premium Deficiency Reserve to be Recognized as of December 31, 2022	1,660.0
Gross Premium Deficiency Reserve Recognized during the three months ended March 31, 2023	53.5
Remaining Premium Deficiency Reserve to be Recognized as of March 31, 2023	$1,606.5

The phase in amount during the first three months of 2023 was funded using cash flows from operations and capital contributions from Unum Group. This strengthening is incorporated by using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows and capital contributions from Unum Group.

Unum America cedes blocks of business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Fairwind did not pay dividends in 2022 nor do we anticipate that Fairwind will pay dividends in 2023. During the first quarter of 2023, Unum Group made $200.0 million in capital contributions to Fairwind.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at March 31, 2023 are in line with our expectations and are significantly above the level that would require state regulatory action.

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

Funding for Employee Benefit Plans

During the three months ended March 31, 2023, we made contributions of $18.5 million and £1.1 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $61 million and £3 million during the remainder of 2023. We had no regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans and made no voluntary contributions during the three months ended March 31, 2023. We do not expect to have regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans during the remainder of 2023, but we reserve the right to make voluntarily contributions during the remainder of 2023. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt, Term Loan Facility, Credit Facilities, and Other Sources of Liquidity

Our short-term debt balance at March 31, 2023 was $2.0 million and is comprised entirely of our 7.000% unsecured medium-term notes due in the fourth quarter of 2023.

Our long-term debt balance at March 31, 2023 was $3,428.5 million, net of deferred debt issuance costs of $32.5 million, and is comprised of our unsecured notes, which consist of our senior notes, medium-term notes, and term loan facility, and junior subordinated debt securities.

We have a five-year $500 million senior unsecured revolving credit facility with a syndicate of lenders which is currently scheduled to expire in April 2027. Certain of our traditional U.S. life insurance subsidiaries may also borrow under the credit facility. subject to an unconditional guarantee by Unum Group. At March 31, 2023, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

We also have a five-year £75 million senior unsecured standby letter of credit facility with a different syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75 million until its scheduled expiration in July 2026. No amounts have been drawn on the letter of credit.

Borrowings under the term loan facility and the credit facilities are subject to financial covenants, negative covenants, and events of default that are customary. The term loan facility and each credit facility include financial covenants based on our leverage ratio and consolidated net worth. The term loan facility and the credit facilities are also subject to covenants that limit subsidiary indebtedness.

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

There are no significant financial covenants associated with any of our outstanding notes or debt securities. We continually monitor our compliance with our term loan facility and credit facility covenants and remain in compliance. We have not observed any current trends that would cause a breach of any of our term loan facility and credit facility covenants.

See "Debt, Term Loan Facility, Credit Facilities and Other Sources of Liquidity" and Note 8 of the "Notes to Consolidated Financial Statements" contained in Part II, Items 7 and 8, respectively, of our annual report on Form 10-K for the year ended December 31, 2022 for further discussion.

Shelf Registration

We maintain a shelf registration with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants. The shelf registration enables us to raise funds from the offering of any securities covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

Commitments

As of March 31, 2023, we had commitments of $47.1 million to fund certain investments in private placement fixed maturity securities and $772.2 million to fund certain private equity partnerships.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022. During the first three months of 2023, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of March 31, 2023, we held $56.6 million of cash collateral from securities lending agreements. The average cash collateral balance during the first three months of 2023 was $76.1 million, and the maximum amount outstanding at any month end was $87.0 million. As of March 31, 2023, we held $36.1 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2023 was $54.3 million, and the maximum amount outstanding at any month end was $65.5 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at March 31, 2023, nor did we utilize any securities repurchase agreements during the first three months of 2023. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of March 31, 2023, we owned $15.7 million of FHLB common stock and had outstanding advances of $68.0 million from the regional FHLBs which were used for the purpose of investing in fixed maturity securities. As of March 31, 2023, we have additional borrowing capacity of approximately $689.4 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Three Months Ended March 31
	2023	2022
Net Cash Provided by Operating Activities	$150.6	$325.8
Net Cash Used by Investing Activities	(40.5)	(192.4)
Net Cash Used by Financing Activities	(106.2)	(101.8)
Net Change in Cash and Bank Deposits	$3.9	$31.6

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

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, repurchase of common stock, dividends paid to stockholders, and policyholders' account deposits and withdrawals.

Cash used to repurchase shares of Unum Group's common stock during the first three months of 2023 and 2022 was $51.2 million and $50.0 million, respectively. During the first three months of 2023 and 2022, we paid dividends of $69.2 million and $62.0 million, respectively, to holders of Unum Group's common stock.

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

There have been no changes in the rating agencies' outlooks or ratings during 2023 prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2022 for further information regarding our debt, issuer credit ratings and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The adoption of ASU 2018-12 required an update of the discount rate assumptions related to our liability for future policy benefits at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. As such, the value of certain of our insurance liabilities may be adversely affected by changes in the single-A interest rate environment which could impact the valuation of our liability for future policy benefits and reinsurance recoverable.

We measure the insurance liabilities' market risk related to changes in interest rates using a sensitivity analysis, which is based on a hypothetical immediate increase of 100 basis points in interest rates from December 31, 2022 levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our liability for future policy benefits and our reinsurance recoverable of $38.6 billion and $9.6 billion, respectively, would decrease approximately $4.0 billion and $0.9 billion, respectively, with a 100 basis point increase in interest rates as of December 31, 2022.

Other than the aforementioned impact of the adoption of ASU 2018-12, during the first three months of 2023, there were no substantive changes to our market risk or the management of this risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2023.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 11 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2023.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
January 1 - January 31, 2023	260,824	$40.87	260,824	$239,339,811
February 1 - February 28, 2023	403,716	42.76	403,716	222,076,126
March 1 - March 31, 2023	640,983	39.81	640,983	196,557,759
Total	1,305,523		1,305,523

(1) Excludes the cost of commissions and excise taxes.

(2) In December 2022, our board of directors authorized the repurchase of up to $200.0 million of Unum Group's outstanding common stock beginning January 1, 2023. In February 2023, our board of directors authorized an increase to the share repurchase program such that we are now authorized to repurchase up to $250.0 million of Unum Group's outstanding common stock. This share repurchase program has an expiration date of December 31, 2023.

ITEM 6. EXHIBITS

Index to Exhibits
(3.1)	Amended and Restated Bylaws of Unum Group, effective March 4, 2023 (incorporated by reference to Exhibit 3.1 of Unum Group's 8-K filed on March 7, 2023).

(10.1)
Unum Group Approved Profit Share Scheme (Ireland) (incorporated by reference to Exhibit 99.1 of Unum Group's Registration Statement on Form S-8 (Registration No. 333-269981) filed on February 24, 2023).

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

Unum Group
(Registrant)
Date: May 3, 2023	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: May 3, 2023	By:	/s/ Walter L. Rice, Jr.
Walter L. Rice, Jr.
Senior Vice President, Chief Accounting Officer