Form 10-Q
period 2023-06-30
Unum Group
filed 2023-08-02
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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

195,624,686 shares of the registrant's common stock were outstanding as of July 31, 2023.

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
•A cyber attack or other security breach resulting in the unauthorized acquisition of confidential data.
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
•Disruptions to our business or our ability to leverage data caused by the use and reliance on third party vendors, including vendors providing web and cloud based applications..
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
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $38,028.1; $37,825.2; allowance for credit losses of $—; $—)	$35,374.1	$34,840.8
Mortgage Loans (net of allowance for credit losses of $11.1; $9.3)	2,372.8	2,435.4
Policy Loans	3,493.3	3,601.2
Other Long-term Investments	1,503.2	1,440.1
Short-term Investments	1,652.8	1,394.8
Total Investments	44,396.2	43,712.3

Other Assets
Cash and Bank Deposits	108.3	119.2
Accounts and Premiums Receivable (net of allowance for credit losses of $28.7; $32.5)	1,605.5	1,482.1
Reinsurance Recoverable (net of allowance for credit losses of $1.8; $1.7)	9,383.1	9,608.0
Accrued Investment Income	715.1	615.0
Deferred Acquisition Costs	2,647.2	2,560.0
Goodwill	349.7	347.6
Property and Equipment	460.0	451.7
Deferred Income Tax	582.9	586.0
Other Assets	1,656.4	1,666.6

Total Assets	$61,904.4	$61,148.5

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	June 30	December 31
	2023	2022
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$38,945.3	$38,577.1
Policyholders' Account Balances	5,692.4	5,740.2
Unearned Premiums	494.7	365.5
Other Policyholders’ Funds	1,701.5	1,750.4
Income Tax Payable	179.1	190.9
Deferred Income Tax	23.9	25.2
Short-term Debt	2.0	2.0
Long-term Debt	3,429.1	3,427.8
Other Liabilities	2,190.5	2,334.4

Total Liabilities	52,658.5	52,413.5

Commitments and Contingent Liabilities - Note 13

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 309,390,815 and 308,306,490 shares	30.9	30.8
Additional Paid-in Capital	2,444.9	2,441.0
Accumulated Other Comprehensive Loss	(3,457.6)	(3,448.3)
Retained Earnings	13,758.1	13,141.3
Treasury Stock - at cost: 112,931,800 and 110,551,977 shares	(3,530.4)	(3,429.8)

Total Stockholders' Equity	9,245.9	8,735.0

Total Liabilities and Stockholders' Equity	$61,904.4	$61,148.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(in millions of dollars, except share data)
		As Adjusted		As Adjusted
Revenue
Premium Income	$2,509.1	$2,416.0	$4,968.4	$4,817.4
Net Investment Income	531.1	559.0	1,039.9	1,086.2
Net Investment Gain (Loss)	0.9	(4.1)	1.0	(17.9)
Other Income	71.1	68.7	139.0	134.5
Total Revenue	3,112.2	3,039.6	6,148.3	6,020.2

Benefits and Expenses
Policy Benefits	1,837.9	1,865.7	3,720.0	3,848.7
Policy Benefits - Remeasurement Gain	(84.3)	(65.6)	(230.0)	(134.4)
Commissions	286.1	274.4	580.0	547.6
Interest and Debt Expense	48.9	47.4	97.0	94.3
Deferral of Acquisition Costs	(156.5)	(137.9)	(314.2)	(279.7)
Amortization of Deferred Acquisition Costs	113.7	106.5	229.6	210.1
Compensation Expense	294.4	259.9	569.4	508.2
Other Expenses	273.6	250.0	546.8	490.5
Total Benefits and Expenses	2,613.8	2,600.4	5,198.6	5,285.3

Income Before Income Tax	498.4	439.2	949.7	734.9

Income Tax Expense (Benefit)
Current	128.6	143.6	194.2	226.9
Deferred	(23.1)	(71.7)	4.3	(99.7)
Total Income Tax Expense	105.5	71.9	198.5	127.2

Net Income	$392.9	$367.3	$751.2	$607.7

Net Income Per Common Share
Basic	$1.99	$1.83	$3.80	$3.01
Assuming Dilution	$1.98	$1.81	$3.78	$2.99

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(in millions of dollars)
		As Adjusted		As Adjusted
Net Income	$392.9	$367.3	$751.2	$607.7

Other Comprehensive Income (Loss)
Change in Net Unrealized Loss on Securities (net of tax expense (benefit) of $(155.0); $(721.4); $64.6; $(1,496.5))	(557.4)	(2,681.0)	265.8	(5,574.8)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense (benefit) of $76.1; $903.5; $(76.8); $1,886.3)	260.1	3,371.4	(313.8)	7,029.5
Change in Net Gain (Loss) on Hedges (net of tax benefit of $10.5; $1.6; $5.8; $4.5)	(41.1)	(5.0)	(23.7)	(15.4)
Change in Foreign Currency Translation Adjustment (net of tax expense of $1.2; $5.2; $1.0; $6.1)	38.3	(61.4)	63.0	(93.4)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $1.5; $2.0; $(0.1); $2.9)	4.8	5.0	(0.6)	9.2
Total Other Comprehensive Income (Loss)	(295.3)	629.0	(9.3)	1,355.1

Comprehensive Income	$97.6	$996.3	$741.9	$1,962.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(in millions of dollars)
		As Adjusted		As Adjusted
Common Stock
Balance at Beginning of Period	$30.9	$30.8	$30.8	$30.7
Common Stock Activity	—	—	0.1	0.1
Balance at End of Period	30.9	30.8	30.9	30.8

Additional Paid-in Capital
Balance at Beginning of Period	2,431.8	2,395.8	2,441.0	2,408.1
Common Stock Activity	13.1	21.6	3.9	9.3
Balance at End of Period	2,444.9	2,417.4	2,444.9	2,417.4

Accumulated Other Comprehensive Loss
Balance at Beginning of Period, as Adjusted	(3,162.3)	(4,438.5)	(3,448.3)	(5,164.6)
Other Comprehensive Income (Loss)	(295.3)	629.0	(9.3)	1,355.1
Balance at End of Period	(3,457.6)	(3,809.5)	(3,457.6)	(3,809.5)

Retained Earnings
Balance at Beginning of Period, as Adjusted	13,430.4	12,166.9	13,141.3	11,989.4
Net Income	392.9	367.3	751.2	607.7
Dividends to Stockholders (per common share: $0.330; $0.300; $0.660; $0.600)	(65.2)	(60.5)	(134.4)	(123.4)
Balance at End of Period	13,758.1	12,473.7	13,758.1	12,473.7

Treasury Stock
Balance at Beginning of Period	(3,483.4)	(3,267.2)	(3,429.8)	(3,229.7)
Repurchases of Treasury Stock	(47.0)	(57.4)	(100.6)	(94.9)
Balance at End of Period	(3,530.4)	(3,324.6)	(3,530.4)	(3,324.6)

Total Stockholders' Equity at End of Period	$9,245.9	$7,787.8	$9,245.9	$7,787.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2023	2022
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$751.2	$607.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	285.6	481.1
Change in Deferred Acquisition Costs	(84.6)	(69.6)
Change in Insurance Liabilities	(194.2)	(10.9)
Change in Income Taxes	10.6	23.0
Change in Other Accrued Liabilities	(191.2)	(86.7)
Non-cash Components of Net Investment Income	(208.8)	(240.3)
Net Investment (Gain) Loss	(1.0)	17.9
Depreciation	52.8	56.7
Amortization of the Cost of Reinsurance	22.0	26.7
Other, Net	21.8	(21.0)
Net Cash Provided by Operating Activities	464.2	784.6

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	302.5	356.9
Proceeds from Maturities of Fixed Maturity Securities	868.8	785.8
Proceeds from Sales and Maturities of Other Investments	162.8	218.6
Purchases of Fixed Maturity Securities	(1,176.0)	(1,728.0)
Purchases of Other Investments	(158.1)	(248.9)
Net Maturities and Sales (Purchases) of Short-term Investments	(160.9)	126.4
Net Increase (Decrease) in Payables for Collateral on Investments	(56.0)	19.3
Net Purchases of Property and Equipment	(56.3)	(44.4)
Net Cash Used by Investing Activities	(273.2)	(514.3)

Cash Flows from Financing Activities
Issuance of Common Stock	2.7	1.7
Repurchase of Common Stock	(98.6)	(93.4)
Dividends Paid to Stockholders	(134.3)	(122.3)
Proceeds from Policyholders' Account Deposits	74.0	61.4
Payments for Policyholders' Account Withdrawals	(45.1)	(38.8)
Other, Net	(0.6)	(2.5)
Net Cash Used by Financing Activities	(201.9)	(193.9)

Net Increase (Decrease) in Cash and Bank Deposits	(10.9)	76.4

Cash and Bank Deposits at Beginning of Year	119.2	75.0

Cash and Bank Deposits at End of Period	$108.3	$151.4

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
June 30, 2023
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

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

This update significantly amended the accounting and disclosure requirements for long-duration insurance contracts. These changes included a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity is required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income (loss) (OCI). These changes resulted in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing for traditional long-duration insurance contracts. The update also required that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in OCI. This update also simplified the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations, but are no longer subject to an impairment test. Significant additional disclosures are required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. We do not have products with market risk benefits. The update was effective for periods beginning January 1, 2023.

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
June 30, 2023
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
June 30, 2023
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
Unum Group and Subsidiaries
June 30, 2023
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

	Unum US1	Unum International	Colonial Life	Consolidated
	(in millions of dollars)
Balance at December 31, 2020	$1,168.7	$32.0	$1,071.9	$2,272.6
Removal of Shadow Adjustments	12.3	—	72.8	85.1
Balance at January 1, 2021	$1,181.0	$32.0	$1,144.7	$2,357.7

[1]The $12.3 million removal of shadow adjustments is related to the Unum US voluntary benefits product line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 2 - Accounting Developments - Continued
Impact of the Adoption of ASU 2018-12 on Historical Financial Statements:

The following tables present the effect of the adoption of ASU 2018-12 on our historical consolidated financial statements:

	June 30, 2022
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars)
Consolidated Balance Sheets

Assets
Reinsurance Recoverable	$10,377.7	$10,110.9	$(266.8)
Deferred Acquisition Costs	2,247.6	2,493.3	245.7
Deferred Income Tax	149.9	686.7	536.8
Other Assets[1]	1,810.7	1,684.0	(126.7)
Total Assets	63,121.1	63,510.1	389.0

Liabilities
Policy and Contract Benefits[2]	$1,815.9	$—	$(1,815.9)
Reserves for Future Policy and Contract Benefits[2]	43,088.0	—	(43,088.0)
Future Policy Benefits[2]	—	41,407.7	41,407.7
Policyholders' Account Balances[2]	—	5,758.7	5,758.7
Unearned Premiums	437.0	449.9	12.9
Deferred Income Tax	5.8	36.7	30.9
Total Liabilities	53,416.0	55,722.3	2,306.3

Stockholders' Equity
Accumulated Other Comprehensive Loss	$(1,772.2)	$(3,809.5)	$(2,037.3)
Retained Earnings	12,353.7	12,473.7	120.0
Total Stockholders' Equity	9,705.1	7,787.8	(1,917.3)

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

2We previously reported policy and contract benefits and reserves for future policy and contract benefits liabilities in our consolidated balance sheet as of June 30, 2022 of $1,815.9 million and $43,088.0 million, respectively, resulting in total policyholder liabilities of $44,903.9 million. These balances were reclassified into new line items, future policy benefits and policyholders' account balances, which would have reported balances of $39,154.8 million and $5,749.1 million, respectively, as of June 30, 2022, resulting in total policyholder liabilities of $44,903.9 million under the historical accounting method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
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

1We previously reported policy and contract benefits and reserves for future policy and contract benefits liabilities in our consolidated balance sheet as of December 31, 2022 of $1,839.8 million and 42,330.2 million, respectively, resulting in total policyholder liabilities of $44,170.0 million. These balances were reclassified into new line items, future policy benefits and policyholders' account balances, which would have reported balances of $38,443.2 million and $5,726.8 million, respectively, as of December 31, 2022, resulting in total policyholder liabilities of $44,170.0 million under the historical accounting method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 2 - Accounting Developments - Continued

	Three Months Ended June 30, 2022
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars, except share data and where noted)
Consolidated Statements of Income
Premium Income	$2,417.3	$2,416.0	$(1.3)
Policy Benefits[1]	1,758.1	1,865.7	107.6
Policy Benefits - Remeasurement Gain	—	(65.6)	(65.6)
Amortization of Deferred Acquisition Costs	142.6	106.5	(36.1)
Other Expenses	253.3	250.0	(3.3)
Income Tax - Deferred	(70.9)	(71.7)	(0.8)
Net Income	370.4	367.3	(3.1)

Net Income Per Common Share
Basic	$1.84	$1.83	$(0.01)
Assuming Dilution	$1.83	$1.81	$(0.02)

Consolidated Statements of Comprehensive Income (Loss)
Net Income	$370.4	$367.3	$(3.1)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	1,550.1	—	(1,550.1)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance	—	3,371.4	3,371.4
Change in Foreign Currency Translation Adjustment	(61.1)	(61.4)	(0.3)
Comprehensive Income (Loss)	(821.7)	996.3	1,818.0

Consolidated Statements of Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(580.1)	$(4,438.5)	$(3,858.4)
Other Comprehensive Income (Loss)	(1,192.1)	629.0	1,821.1

Retained Earnings
Balance at Beginning of Period	12,043.8	12,166.9	$123.1
Net Income	370.4	367.3	(3.1)

[1] Previously disclosed as Benefits and Change in Reserves for Future Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 2 - Accounting Developments - Continued

	Six Months Ended June 30, 2022
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars, except share data and where noted)
Consolidated Statements of Income
Premium Income	$4,820.6	$4,817.4	$(3.2)
Policy Benefits[1]	3,602.0	3,848.7	246.7
Policy Benefits - Remeasurement Gain	—	(134.4)	(134.4)
Amortization of Deferred Acquisition Costs	298.7	210.1	(88.6)
Other Expenses	497.1	490.5	(6.6)
Income Tax - Deferred	(95.6)	(99.7)	(4.1)
Net Income	623.9	607.7	(16.2)

Net Income Per Common Share
Basic	$3.09	$3.01	$(0.08)
Assuming Dilution	$3.07	$2.99	$(0.08)

Consolidated Statements of Comprehensive Income (Loss)
Net Income	$623.9	$607.7	$(16.2)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	3,547.8	—	(3,547.8)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance	—	7,029.5	7,029.5
Change in Foreign Currency Translation Adjustment	(93.0)	(93.4)	(0.4)
Comprehensive Income (Loss)	(1,502.4)	$1,962.8	3,465.2

Consolidated Statements of Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	$354.1	$(5,164.6)	$(5,518.7)
Other Comprehensive Income (Loss)	(2,126.3)	1,355.1	3,481.4

Retained Earnings
Balance at Beginning of Year	11,853.2	11,989.4	$136.2
Net Income	623.9	607.7	(16.2)

Consolidated Statements of Cash Flows
Net Income	$623.9	$607.7	$(16.2)
Change in Receivables	469.3	481.1	11.8
Change in Deferred Acquisition Costs	19.0	(69.6)	(88.6)
Change in Insurance Liabilities	(112.4)	(10.9)	101.5
Change in Income Taxes	24.9	23.0	(1.9)
Amortization of the Cost of Reinsurance	33.3	26.7	(6.6)

[1] Previously disclosed as Benefits and Change in Reserves for Future Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 2 - Accounting Developments - Continued
The decrease in AOCI in our recast of 2022 as shown in the preceding charts is driven primarily by the difference between the discount rate applied under the historical accounting method, which was based on an expected investment yield from our current investment strategy, and the single-A discount rate that is required as a part of the adoption of ASU 2018-12. The most significant impact is related to our longest duration products. Our investment strategy reflects the illiquid nature of the majority of our liability cash flows and, as a result, the yields in our investment portfolios supporting the cash outflows required for these products are generally higher than a single-A yield. In addition, the discount rates applied under the historical accounting method to the reserves for our longest duration products, such as long-term care, included an assumption for long-term yields rising to more historical levels.

The net unfavorable impact of the adoption of ASU 2018-12 to net income for the three and six months ended June 30, 2022 shown in the preceding charts is due primarily to the following changes:

• Updating the lifetime cohort net premium ratios, or lifetime loss ratio, for actual experience each reporting period will generally cause earnings patterns to be more consistent from period to period, with variances in experience reflected in earnings over the cohort lifetime. This resulted in an unfavorable impact to income for the three and six months ended June 30, 2022

• Alignment of amortization of deferred acquisition costs to a constant level basis and modification of amortization periods to reflect the expected term of the related contracts could result in either higher or lower income for the affected product lines. This resulted in a net favorable impact to income for the three and six months ended June 30, 2022.

• Accelerated recognition of the provision for adverse deviation or other differences from current best estimate values for policies issued prior to the transition date and due to not establishing the provision for policies issued on or after the transition date will generally result in higher income most notably in the initial years after the transition date. This resulted in a favorable impact to income for the three and six months ended June 30, 2022.

• Establishing reserves for claims incurred on or after the transition date at interest rates prescribed by the update could result in either higher or lower income for the affected product lines depending on the policy issue date and the interest rate environment at that time. This resulted in a favorable impact to income for the three and six months ended June 30, 2022.

• Accounting for non-contemporaneous reinsurance related to the second phase of our Closed Block individual disability reinsurance transaction which was completed in the first quarter of 2021. As a result of the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The differential in the original discount rate applied to the direct and ceded cohorts of business resulted in an unfavorable impact to income for the three and six months ended June 30, 2022, partially offset by a decrease in the amortization of the cost of reinsurance as a result of a lower cost of reinsurance.

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
Unum Group and Subsidiaries
June 30, 2023
Note 2 - Accounting Developments - Continued
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
Unum Group and Subsidiaries
June 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued
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
Unum Group and Subsidiaries
June 30, 2023
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
Unum Group and Subsidiaries
June 30, 2023
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
Unum Group and Subsidiaries
June 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued
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

At June 30, 2023, approximately 24.2 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 75.8 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•60.1 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•14.9 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•0.8 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of June 30, 2023 or December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued
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

The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		June 30, 2023
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$239.0	Not redeemable	$131.9
		45.4	Quarterly / 90 days notice	5.1
Total Private Credit		284.4		137.0

Private Equity	(b)	491.7	Not redeemable	411.0
		25.4	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	17.8
Total Private Equity		517.1		428.8

Real Assets	(c)	405.7	Not redeemable	274.3
		60.9	Quarterly / 90 days notice	—
Total Real Assets		466.6		274.3

Total Partnerships		$1,268.1		$840.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
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

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of June 30, 2023, the estimated remaining life of the investments that do not allow for redemptions is approximately 64 percent in the next 3 years, 25 percent during the period from 3 to 5 years, 9 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of June 30, 2023, the estimated remaining life of the investments that do not allow for redemptions is approximately 34 percent in the next 3 years, 17 percent during the period from 3 to 5 years, 42 percent during the period from 5 to 10 years, and 7 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of June 30, 2023, the estimated remaining life of the investments that do not allow for redemptions is approximately 23 percent in the next 3 years, 33 percent during period from 3 to 5 years, 42 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	June 30, 2023
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$81.7	$487.4	$—	$—	$569.1
States, Municipalities, and Political Subdivisions	5.0	3,532.6	—	—	3,537.6
Foreign Governments	—	870.7	—	—	870.7
Public Utilities	664.2	4,512.0	—	—	5,176.2
Mortgage/Asset-Backed Securities	—	532.0	24.1	—	556.1
All Other Corporate Bonds	7,813.8	16,718.3	128.8	—	24,660.9
Redeemable Preferred Stocks	—	3.5	—	—	3.5
Total Fixed Maturity Securities	8,564.7	26,656.5	152.9	—	35,374.1

Other Long-term Investments
Derivatives
Forwards	—	7.0	—	—	7.0
Foreign Exchange Contracts	—	73.6	—	—	73.6
Total Derivatives	—	80.6	—	—	80.6
Perpetual Preferred and Equity Securities	—	10.3	17.5	—	27.8
Private Equity Partnerships	—	—	—	1,268.1	1,268.1
Total Other Long-term Investments	—	90.9	17.5	1,268.1	1,376.5
Total Financial Instrument Assets Carried at Fair Value	$8,564.7	$26,747.4	$170.4	$1,268.1	$36,750.6

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$44.5	$—	$—	$44.5
Foreign Exchange Contracts	—	31.9	—	—	31.9
Embedded Derivative in Modified Coinsurance Arrangement	—	—	8.4	—	8.4
Total Derivatives	—	76.4	8.4	—	84.8
Total Financial Instrument Liabilities Carried at Fair Value	$—	$76.4	$8.4	$—	$84.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2023
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$0.1	$—	$—	$—	$—	$—	$(0.1)	$—	$—	$—
Public Utilities	—	0.2	(0.3)	—	(3.2)	3.3	—	—	(0.3)	—
Mortgage/Asset-Backed Securities	28.8	—	(0.1)	3.9	(0.1)	—	(8.4)	24.1	(0.1)	—
All Other Corporate Bonds	139.1	(0.4)	(29.0)	30.0	(92.4)	195.3	(113.8)	128.8	(29.0)	—
Total Fixed Maturity Securities	168.0	(0.2)	(29.4)	33.9	(95.7)	198.6	(122.3)	152.9	(29.4)	—

Perpetual Preferred and Equity Securities	16.2	0.5	—	0.8	—	—	—	17.5	—	0.5
Embedded Derivative in Modified Coinsurance Arrangement	(13.6)	5.2	—	—	—	—	—	(8.4)	—	5.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued

	Six Months Ended June 30, 2023
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$0.2	$—	$—	$—	$—	$—	$(0.2)	$—	$—	$—
Public Utilities	—	0.3	(0.3)	—	(3.3)	3.3	—	—	(0.3)	—
Mortgage/Asset-Backed Securities	22.0	—	(0.1)	10.9	(0.3)	0.4	(8.8)	24.1	(0.1)	—
All Other Corporate Bonds	158.7	(0.5)	(24.1)	31.5	(152.1)	205.8	(90.5)	128.8	(24.1)	—
Total Fixed Maturity Securities	180.9	(0.2)	(24.5)	42.4	(155.7)	209.5	(99.5)	152.9	(24.5)	—

Perpetual Preferred and Equity Securities	16.2	0.5	—	0.8	—	—	—	17.5	—	0.5
Embedded Derivative in Modified Coinsurance Arrangement	(13.9)	5.5	—	—	—	—	—	(8.4)	—	5.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued

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
June 30, 2023
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

	June 30, 2023
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$16.4	Market Approach	Volatility of Credit Market Convention	(a) (b)	4.75% - 4.75% / 4.75% Priced at Par Value
Perpetual Preferred and Equity Securities	17.5	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(8.4)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 0.4%

	December 31, 2022
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$15.3	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.41% - 5.41% / 5.41% Priced at Par Value
Perpetual Preferred and Equity Securities	16.2	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(13.9)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 0.6%

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
June 30, 2023
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,199.9 million and $3,312.5 million as of June 30, 2023 and December 31, 2022, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
June 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	June 30, 2023
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,096.1	$—	$2,096.1	$2,372.8
Policy Loans	—	—	3,568.1	3,568.1	3,493.3
Other Long-term Investments
Miscellaneous Long-term Investments	—	14.8	0.7	15.5	15.5
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,110.9	$3,568.8	$5,679.7	$5,881.6

Liabilities
Long-term Debt	$2,267.5	$863.3	$—	$3,130.8	$3,429.1
Other Liabilities
Unfunded Commitments	—	0.7	—	0.7	0.7
Payable for Collateral on FHLB Funding Agreements	—	55.1	—	55.1	55.1
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,267.5	$919.1	$—	$3,186.6	$3,484.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 4 - Investments
Fixed Maturity Securities

At June 30, 2023 and December 31, 2022, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	June 30, 2023
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$570.5	$—	$20.6	$22.0	$569.1
States, Municipalities, and Political Subdivisions	3,961.4	—	113.9	537.7	3,537.6
Foreign Governments	986.6	—	18.5	134.4	870.7
Public Utilities	5,372.6	—	149.1	345.5	5,176.2
Mortgage/Asset-Backed Securities	576.7	—	6.4	27.0	556.1
All Other Corporate Bonds	26,556.3	—	502.1	2,397.5	24,660.9
Redeemable Preferred Stocks	4.0	—	—	0.5	3.5
Total Fixed Maturity Securities	$38,028.1	$—	$810.6	$3,464.6	$35,374.1

	December 31, 2022
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$503.8	$—	$20.3	$25.9	$498.2
States, Municipalities, and Political Subdivisions	4,006.0	—	87.1	635.9	3,457.2
Foreign Governments	908.1	—	34.9	115.9	827.1
Public Utilities	5,170.9	—	141.0	355.0	4,956.9
Mortgage/Asset-Backed Securities	592.1	—	8.2	27.0	573.3
All Other Corporate Bonds	26,640.3	—	452.1	2,567.8	24,524.6
Redeemable Preferred Stocks	4.0	—	—	0.5	3.5
Total Fixed Maturity Securities	$37,825.2	$—	$743.6	$3,728.0	$34,840.8

1 Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	June 30, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$118.9	$0.8	$192.3	$21.2
States, Municipalities, and Political Subdivisions	452.4	19.1	1,820.3	518.6
Foreign Governments	244.6	22.4	241.5	112.0
Public Utilities	1,292.0	54.5	1,428.6	291.0
Mortgage/Asset-Backed Securities	320.1	18.7	70.4	8.3
All Other Corporate Bonds	6,122.1	323.9	11,438.5	2,073.6
Redeemable Preferred Stocks	—	—	3.5	0.5
Total Fixed Maturity Securities	$8,550.1	$439.4	$15,195.1	$3,025.2

	December 31, 2022
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$246.6	$22.6	$12.2	$3.3
States, Municipalities, and Political Subdivisions	1,920.1	476.1	346.6	159.8
Foreign Governments	160.1	47.9	176.9	68.0
Public Utilities	2,242.2	252.0	255.2	103.0
Mortgage/Asset-Backed Securities	386.6	27.0	0.1	—
All Other Corporate Bonds	15,865.6	1,799.7	2,194.1	768.1
Redeemable Preferred Stocks	3.5	0.5	—	—
Total Fixed Maturity Securities	$20,824.7	$2,625.8	$2,985.1	$1,102.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 4 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	June 30, 2023
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$902.9	$1.6	$227.4	$5.8	$671.3
Over 1 year through 5 years	7,787.1	73.0	1,839.3	297.9	5,722.9
Over 5 years through 10 years	9,706.2	298.5	3,490.9	811.9	5,701.9
Over 10 years	19,055.2	431.1	5,905.7	2,322.0	11,258.6
	37,451.4	804.2	11,463.3	3,437.6	23,354.7
Mortgage/Asset-Backed Securities	576.7	6.4	165.6	27.0	390.5
Total Fixed Maturity Securities	$38,028.1	$810.6	$11,628.9	$3,464.6	$23,745.2

	December 31, 2022
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,133.5	$2.9	$339.1	$5.7	$791.6
Over 1 year through 5 years	7,090.8	86.7	1,953.2	238.4	4,985.9
Over 5 years through 10 years	10,096.7	294.8	3,538.9	863.8	5,988.8
Over 10 years	18,912.1	351.0	5,013.2	2,593.1	11,656.8
	37,233.1	735.4	10,844.4	3,701.0	23,423.1
Mortgage/Asset-Backed Securities	592.1	8.2	186.6	27.0	386.7
Total Fixed Maturity Securities	$37,825.2	$743.6	$11,031.0	$3,728.0	$23,809.8
1 Allowance for Credit Losses

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of June 30, 2023:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$33,559.1	$801.4	$3,314.9	95.7%
Below-Investment-Grade	1,815.0	9.2	149.7	4.3%
Total Fixed Maturity Securities	$35,374.1	$810.6	$3,464.6	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At June 30, 2023, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 4 - Investments - Continued
As of June 30, 2023, we held 878 individual investment-grade fixed maturity securities and 106 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 714 investment-grade fixed maturity securities and 85 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 4 - Investments - Continued
The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as "public utilities" during the three and six months ended June 30, 2022.

	Three Months Ended June 30
	2023	2022
	(in millions of dollars)
Balance, beginning of period	$—	$4.1
Change in allowance on securities with allowance recorded in previous period	—	—
Balance, end of period	$—	$4.1

	Six Months Ended June 30
	2023	2022
	(in millions of dollars)
Balance, beginning of period	$—	$—
Credit losses on securities for which credit losses were not previously recorded	—	4.1
Balance, end of period	$—	$4.1

At June 30, 2023, we had commitments of $97.8 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of June 30, 2023, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,268.8 million, comprised of $0.7 million of tax credit partnerships and $1,268.1 million of private equity partnerships. At December 31, 2022, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,195.3 million, comprised of $1.0 million of tax credit partnerships and $1,194.3 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Mortgage Loans

Our mortgage loan portfolio is well diversified by both geographic region and property type to reduce risk of concentration. All of our mortgage loans are collateralized by commercial real estate. When issuing a new loan, our general policy is not to exceed a loan-to-value ratio, or the ratio of the loan balance to the estimated fair value of the underlying collateral, of 75 percent. We update the loan-to-value ratios based on internal valuation of the collateral at least every three years for each loan, and properties undergo a general inspection at least every two years. Our general policy for newly issued loans is to have a debt service coverage ratio greater than 1.25 times on a normalized 25 year amortization period. We update our debt service coverage ratios annually.

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,383.9 million and $2,444.7 million at June 30, 2023 and December 31, 2022, respectively. The allowance for expected credit losses was $11.1 million and $9.3 million at June 30, 2023 and December 31, 2022, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $7.4 million and $7.7 million at June 30, 2023 and December 31, 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	June 30, 2023		December 31, 2022
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$679.5	28.6%	$688.6	28.3%
Industrial	720.4	30.4	745.3	30.6
Office	417.5	17.6	423.0	17.4
Retail	512.0	21.6	534.5	21.9
Other	43.4	1.8	44.0	1.8
Total	$2,372.8	100.0%	$2,435.4	100.0%

Region
New England	$56.2	2.4%	$52.4	2.2%
Mid-Atlantic	188.3	7.9	192.4	7.9
East North Central	301.8	12.7	313.0	12.9
West North Central	172.9	7.3	181.4	7.4
South Atlantic	558.3	23.5	539.3	22.1
East South Central	99.8	4.2	101.8	4.2
West South Central	208.4	8.8	212.6	8.7
Mountain	287.0	12.1	298.7	12.3
Pacific	500.1	21.1	543.8	22.3
Total	$2,372.8	100.0%	$2,435.4	100.0%

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

We evaluate each of our mortgage loans individually for impairment and assign an internal quality rating based on a comprehensive rating system used to evaluate the risk of the loan. The factors we use to derive our internal quality ratings may include the following:

•Loan-to-value ratio based on internal valuation of property
•Debt service coverage ratio based on current operating income
•Property location, including regional economics, trends and demographics
•Age, condition, and construction quality of property
•Current and historical occupancy of property
•Lease terms relative to market
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
June 30, 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators:

	June 30, 2023		December 31, 2022
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$79.6	3.4%	$92.3	3.8%
A	826.6	34.8	843.9	34.6
BBB	1,404.0	59.2	1,458.0	59.9
BB	62.6	2.6	41.2	1.7
Total	$2,372.8	100.0%	$2,435.4	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,381.2	58.2%	$1,389.6	57.0%
> 65% <= 75%	815.2	34.4	937.2	38.5
> 75% <= 85%	111.5	4.7	75.0	3.1
> 85%	64.9	2.7	33.6	1.4
Total	$2,372.8	100.0%	$2,435.4	100.0%

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 4 - Investments - Continued
There were no gross write-offs for the periods ending June 30, 2023 or December 31, 2022. The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023
	Prior to 2019	2019	2020	2021	2022	2023	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$68.7	$11.0	$—	$—	$—	$—	$79.7
A	565.5	95.3	48.5	80.0	23.6	15.5	828.4
BBB	707.8	234.2	119.2	272.3	64.6	13.1	1,411.2
BB	64.6	—	—	—	—	—	64.6
Total Amortized Cost	1,406.6	340.5	167.7	352.3	88.2	28.6	2,383.9
Allowance for credit losses	(7.6)	(1.3)	(0.6)	(1.0)	(0.5)	(0.1)	(11.1)
Carrying Amount	$1,399.0	$339.2	$167.1	$351.3	$87.7	$28.5	$2,372.8

Loan-to-Value Ratio[1]
<=65%	$951.5	$200.4	$80.2	$135.9	$16.6	$—	$1,384.6
>65<=75%	284.1	140.1	79.1	216.4	71.6	28.6	819.9
>75%<=85%	104.0	—	8.4	—	—	—	112.4
>85%	67.0	—	—	—	—	—	67.0
Total Amortized Cost	1,406.6	340.5	167.7	352.3	88.2	28.6	2,383.9
Allowance for credit losses	(7.6)	(1.3)	(0.6)	(1.0)	(0.5)	(0.1)	(11.1)
Carrying Amount	$1,399.0	$339.2	$167.1	$351.3	$87.7	$28.5	$2,372.8

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
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

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 4 - Investments - Continued
The following table presents a roll-forward of the allowance for expected credit losses by loan-to-value ratio for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.0	$0.3	$—	$—	$3.3
>65<=75%	5.3	(0.5)	—	—	4.8
>75%<=85%	1.2	(0.3)	—	—	0.9
>85%	0.5	1.6	—	—	2.1
Total	$10.0	$1.1	$—	$—	$11.1

	Three Months Ended June 30, 2022
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$2.4	$(0.1)	$—	$—	$2.3
>65<=75%	4.5	0.3	—	—	4.8
>75%<=85%	0.7	0.2	—	—	0.9
>85%	0.3	0.1	—	—	0.4
Total	$7.9	$0.5	$—	$—	$8.4

	Six Months Ended June 30, 2023
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.0	$0.3	$—	$—	$3.3
>65<=75%	4.7	0.1	—	—	4.8
>75%<=85%	1.1	(0.2)	—	—	0.9
>85%	0.5	1.6	—	—	2.1
Total	$9.3	$1.8	$—	$—	$11.1

	Six Months Ended June 30, 2022
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$2.6	$(0.3)	$—	$—	$2.3
>65<=75%	4.7	0.1	—	—	4.8
>75%<=85%	0.7	0.2	—	—	0.9
>85%	0.3	0.1	—	—	0.4
Total	$8.3	$0.1	$—	$—	$8.4

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 4 - Investments - Continued
The increase in our estimate of expected losses during the second quarter and first six months of 2023 is driven by heightened uncertainty surrounding the future macroeconomic outlook and reflects market conditions as of June 30, 2023.

During the three and six months ended June 30, 2023 and 2022, no loan modifications were made with borrowers experiencing financial difficulty. At June 30, 2023 and December 31, 2022, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the three and six months ended June 30, 2023 or 2022

Other than our allowance for expected credit losses, we had no specifically identified impaired mortgage loans during the three and six months ended June 30, 2023 or 2022, nor did we recognize any interest income on mortgage loans subsequent to impairment.

At June 30, 2023, we had no commitments to fund commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At June 30, 2023 and December 31, 2022 we had no amount and a nominal amount, respectively, of expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our investment real estate balance was $70.3 million and $71.6 million at June 30, 2023 and December 31, 2022 respectively, and the associated accumulated depreciation was $124.7 million and $122.1 million at June 30, 2023 and December 31, 2022 respectively. We did not recognize any impairments related to our real estate during the three and six months ended June 30, 2023 and 2022.

Our held for sale real estate balance was $40.9 million at both June 30, 2023 and December 31, 2022 and the associated accumulated depreciation was $54.2 million at both June 30, 2023 and December 31, 2022.

In the first quarter of 2022, we reclassified property previously held for the production of income to property held for sale. The carrying value of the property was $40.1 million as of both June 30, 2023 and December 31, 2022 and is primarily recorded within our Corporate segment. The estimated fair value less costs to sell is above the carrying value of the property and we expect to close the sale of the property within the next twelve months.

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

As of June 30, 2023, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $118.2 million, for which we received collateral in the form of cash and securities of $97.5 million and $26.3 million, respectively. As of December 31, 2022, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $152.4 million, for which we received collateral in the form of cash and securities of $88.5 million and $69.8 million, respectively. We had no outstanding repurchase agreements at June 30, 2023 or December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 4 - Investments - Continued
The remaining contractual maturities of our securities lending agreements disaggregated by class of assets pledged are as follows:

	June 30, 2023	December 31, 2022
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$—	$0.3
States, Municipalities, and Political Subdivisions	—	—
Public Utilities	8.2	6.3
All Other Corporate Bonds	89.3	81.9
Total Borrowings	$97.5	$88.5
Gross Amount of Recognized Liability for Securities Lending Transactions	97.5	88.5
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	June 30, 2023	December 31, 2022
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$14.8	$17.1
Advances from FHLB	55.1	99.1

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$379.9	$527.1
Commercial Mortgage Loans	776.4	801.9
Total Carrying Value of Collateral Posted to FHLB	$1,156.3	$1,329.0

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
June 30, 2023
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

	June 30, 2023
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$80.6	$—	$80.6	$(56.4)	$(24.2)	$—
Securities Lending	118.2	—	118.2	(20.7)	(97.5)	—
Total	$198.8	$—	$198.8	$(77.1)	$(121.7)	$—

Financial Liabilities:
Derivatives	$76.4	$—	$76.4	$(75.0)	$—	$1.4
Securities Lending	97.5	—	97.5	(97.5)	—	—
Total	$173.9	$—	$173.9	$(172.5)	$—	$1.4

	December 31, 2022
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$89.1	$—	$89.1	$(38.0)	$(49.4)	$1.7
Securities Lending	152.4	—	152.4	(63.9)	(88.5)	—
Total	$241.5	$—	$241.5	$(101.9)	$(137.9)	$1.7

Financial Liabilities:
Derivatives	$74.0	$—	$74.0	$(73.2)	$—	$0.8
Securities Lending	88.5	—	88.5	(88.5)	—	—
Total	$162.5	$—	$162.5	$(161.7)	$—	$0.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(in millions of dollars)
Fixed Maturity Securities	$470.7	$467.7	$925.8	$923.2
Derivatives	11.0	15.8	22.9	30.2
Mortgage Loans	23.5	25.9	46.9	52.9
Policy Loans	5.2	5.0	10.2	9.7
Other Long-term Investments
Perpetual Preferred Securities[1]	0.9	(0.8)	1.8	2.1
Private Equity Partnerships[2]	19.8	53.6	34.1	86.0
Other	2.7	1.7	4.5	3.8
Short-term Investments	16.2	2.5	30.3	3.3
Gross Investment Income	550.0	571.4	1,076.5	1,111.2
Less Investment Expenses	15.8	9.5	30.5	19.1
Less Investment Income on Participation Fund Account Assets	3.1	2.9	6.1	5.9
Net Investment Income	$531.1	$559.0	$1,039.9	$1,086.2

1The net unrealized gain (loss) recognized in net investment income for the three and six months ended June 30, 2023 related to perpetual preferred securities still held at June 30, 2023 was $(0.2) million and $0.5 million, respectively. The net unrealized gain (loss) recognized in net investment income for the three and six months ended June 30, 2022 related to perpetual preferred securities still held at June 30, 2022 was $(1.4) million and $1.0 million, respectively.

2The net unrealized gain recognized in net investment income for the three and six months ended June 30, 2023 related to private equity partnerships still held at June 30, 2023 was $25.1 million and $42.9 million, respectively, reduced by net management fees and partnership expenses of $(5.3) million and $(8.8) million, respectively. The net unrealized gain recognized in net investment income for the three and six months ended June 30, 2022 related to private equity partnerships still held at June 30, 2022 was $26.9 million and $43.2 million, respectively, reduced by net management fees and partnership expenses of $(2.7) million and $(6.5) million, respectively. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$2.8	$0.5	$3.3	$0.8
Gross Losses on Sales	(13.1)	(4.2)	(13.3)	(13.0)
Credit Losses	—	—	—	(4.1)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	6.0	—	6.2	1.4
Gross Losses on Sales	(0.3)	—	(0.3)	—
Change in Allowance for Credit Losses	(1.1)	(0.4)	(1.8)	0.1
Embedded Derivative in Modified Coinsurance Arrangement	5.2	(0.8)	5.5	(4.2)
All Other Derivatives	0.6	3.7	—	5.5
Foreign Currency Transactions	0.8	(2.9)	1.4	(4.4)
Net Investment Gain (Loss)	$0.9	$(4.1)	$1.0	$(17.9)

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
June 30, 2023
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
June 30, 2023
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. As of June 30, 2023, we had no credit exposure on derivatives. As of December 31, 2022, we had $1.7 million credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	June 30, 2023	December 31, 2022
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$28.4	$49.4
Fixed Maturity Securities	18.5	—
	$46.9	$49.4
Carrying Value of Collateral Posted to Counterparties
Cash	$—	$5.1
Fixed Maturity Securities	41.5	39.6
	$41.5	$44.7

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $76.4 million and $74.0 million at June 30, 2023 and December 31, 2022, respectively.

Cash Flow Hedges

As of June 30, 2023 and December 31, 2022, we had $159.6 million and $168.9 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of June 30, 2023 and December 31, 2022, we had $1,242.0 million and $764.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase of fixed maturity securities.

As of June 30, 2023, we expect to amortize approximately $26.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from AOCI into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from AOCI into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of June 30, 2023, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2053.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 5 - Derivative Financial Instruments - Continued
Fair Value Hedges

As of June 30, 2023 and December 31, 2022, we had $590.0 million and $557.8 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following table summarizes the carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$438.5	$394.4	$(18.3)	$(24.8)

For the three and six months ended June 30, 2023, $(9.7) million and $(7.2) million, respectively, of the derivative instruments' gain (loss) was excluded from the assessment of hedge effectiveness. For the three and six months ended June 30, 2022, $10.3 million and $13.7 million, respectively, of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

At both June 30, 2023 and December 31, 2022, we held $132.0 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of June 30, 2023 and December 31, 2022, we held $54.0 million and $54.3 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of June 30, 2023 and December 31, 2022, we held $88.8 million and $76.9 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

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
June 30, 2023
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

	June 30, 2023
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$1,242.0	$3.6	$44.4
Foreign Currency Interest Rate Swaps	159.6	16.0	4.3
Total Cash Flow Hedges	1,401.6	19.6	48.7

Fair Value Hedges
Foreign Currency Interest Rate Swaps	590.0	57.6	10.7

Total Designated as Hedging Instruments	$1,991.6	$77.2	$59.4

Not Designated as Hedging Instruments
Foreign Currency Forwards	$54.0	$3.4	$0.1
Foreign Currency Interest Rate Swaps	132.0	—	16.9
Total Return Swaps	88.8	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	—	8.4
Total Not Designated as Hedging Instruments	$274.8	$3.4	$25.4

Total Derivatives	$2,266.4	$80.6	$84.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
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
June 30, 2023
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30
	2023			2022
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$531.1	$0.9	$48.9	$559.0	$(4.1)	$47.4

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	49.0	0.8	0.8	50.3	—	0.7
Derivatives Designated as Hedging Instruments	9.0	—	—	13.0	—	—
Foreign Exchange Contracts:
Hedged items	2.5	—	—	2.8	—	—
Derivatives Designated as Hedging Instruments	(0.1)	0.1	—	0.4	—	—
Forward Benchmark Interest Rate Locks:
Hedged items	3.1	—	—	—	—	—
Derivatives Designated as Hedging Instruments	—	—	—	—	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	3.2	3.3	—	3.1	(27.6)	—
Derivatives Designated as Hedging Instruments	2.3	(3.3)	—	2.7	27.6	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 5 - Derivative Financial Instruments - Continued

	Six Months Ended June 30
	2023			2022
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$1,039.9	$1.0	$97.0	$1,086.2	$(17.9)	$94.3

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	98.5	0.8	1.5	100.7	—	1.4
Derivatives Designated as Hedging Instruments	19.4	—	—	26.4	—	—
Foreign Exchange Contracts:
Hedged items	5.0	—	—	5.6	—	—
Derivatives Designated as Hedging Instruments	0.2	0.1	—	0.6	—	—
Forward Benchmark Interest Rate Locks:
Hedged items	3.8	—	—	—	—	—
Derivatives Designated as Hedging Instruments	—	—	—	—	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	6.4	6.5	—	5.8	(32.9)	—
Derivatives Designated as Hedging Instruments	3.6	(6.5)	—	4.1	32.9	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$(30.7)	$3.3	$(0.8)	$2.3
Foreign Exchange Contracts	(2.5)	6.4	(2.7)	4.3
Total	$(33.2)	$9.7	$(3.5)	$6.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(in millions of dollars)
Net Investment Gain (Loss)
Foreign Exchange Contracts	$0.6	$3.7	$—	$5.5
Embedded Derivative in Modified Coinsurance Arrangement	5.2	(0.8)	5.5	(4.2)
Total	$5.8	$2.9	$5.5	$1.3

Other Expenses
(Gain) Loss on Total Return Swaps	$(4.2)	$13.0	$(8.8)	$18.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 6 - Accumulated Other Comprehensive Loss
Components of our accumulated other comprehensive loss, after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Gain (Loss) on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at March 31, 2023	$(2,205.2)	$(260.0)	$7.8	$(365.4)	$(339.5)	$(3,162.3)
Other Comprehensive Income (Loss) Before Reclassifications	(565.5)	260.1	(34.1)	38.3	3.3	(297.9)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	8.1	—	(7.0)	—	1.5	2.6
Net Other Comprehensive Income (Loss)	(557.4)	260.1	(41.1)	38.3	4.8	(295.3)
Balance at June 30, 2023	$(2,762.6)	$0.1	$(33.3)	$(327.1)	$(334.7)	$(3,457.6)

Balance at March 31, 2022	$1,120.6	$(4,912.6)	$51.4	$(306.1)	$(391.8)	$(4,438.5)
Other Comprehensive Income (Loss) Before Reclassifications	(2,683.8)	3,371.4	5.5	(61.4)	2.0	633.7
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	2.8	—	(10.5)	—	3.0	(4.7)
Net Other Comprehensive Income (Loss)	(2,681.0)	3,371.4	(5.0)	(61.4)	5.0	629.0
Balance at June 30, 2022	$(1,560.4)	$(1,541.2)	$46.4	$(367.5)	$(386.8)	$(3,809.5)

Balance at December 31, 2022	$(3,028.4)	$313.9	$(9.6)	$(390.1)	$(334.1)	$(3,448.3)
Other Comprehensive Income (Loss) Before Reclassifications	257.9	(313.8)	(8.5)	63.0	(3.4)	(4.8)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	7.9	—	(15.2)	—	2.8	(4.5)
Net Other Comprehensive Income (Loss)	265.8	(313.8)	(23.7)	63.0	(0.6)	(9.3)
Balance at June 30, 2023	$(2,762.6)	$0.1	$(33.3)	$(327.1)	$(334.7)	$(3,457.6)

Balance at December 31, 2021	$4,014.4	$(8,570.7)	$61.8	$(274.1)	$(396.0)	$(5,164.6)
Other Comprehensive Income (Loss) Before Reclassifications	(5,587.6)	7,029.5	5.9	(93.4)	3.1	1,357.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	12.8	—	(21.3)	—	6.1	(2.4)
Net Other Comprehensive Income (Loss)	(5,574.8)	7,029.5	(15.4)	(93.4)	9.2	1,355.1
Balance at June 30, 2022	$(1,560.4)	$(1,541.2)	$46.4	$(367.5)	$(386.8)	$(3,809.5)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 6 - Accumulated Other Comprehensive Loss - Continued
The effect of change in discount rate assumptions on the liability for future policy benefits consists of the following components:

				Change at June 30, 2023
	June 30	March 31	December 31	Three Months	Six Months
	2023	2023	2022	Ended	Ended
	(in millions of dollars)
Future Policy Benefits	$(27.1)	$(437.9)	$445.0	$410.8	$(472.1)
Reinsurance Recoverable	(666.9)	(592.3)	(748.4)	(74.6)	81.5
Income Tax	694.1	770.2	617.3	(76.1)	76.8
Total	$0.1	$(260.0)	$313.9	$260.1	$(313.8)

				Change at June 30, 2022
	June 30	March 31	December 31	Three Months	Six Months
	2022	2022	2021	Ended	Ended
	(in millions of dollars)
Future Policy Benefits	$(2,277.5)	$(7,168.8)	$(12,565.6)	$4,891.3	$10,288.1
Reinsurance Recoverable	(379.8)	236.6	992.5	(616.4)	(1,372.3)
Income Tax	1,116.1	2,019.6	3,002.4	(903.5)	(1,886.3)
Total	$(1,541.2)	$(4,912.6)	$(8,570.7)	$3,371.4	$7,029.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 6 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Loss
Net Loss on Sales of Fixed Maturity Securities	$(10.3)	$(3.7)	$(10.0)	$(12.2)
Credit Losses on Fixed Maturity Securities	—	—	—	(4.1)
	(10.3)	(3.7)	(10.0)	(16.3)
Income Tax Benefit	(2.2)	(0.9)	(2.1)	(3.5)
Total	$(8.1)	$(2.8)	$(7.9)	$(12.8)

Net Gain (Loss) on Hedges
Net Investment Income
Gain on Interest Rate Swaps	$8.9	$13.0	$19.3	$26.4
Gain (Loss) on Foreign Exchange Contracts	(0.1)	0.2	(0.1)	0.5
Net Investment Gain
Gain on Foreign Exchange Contracts	0.1	—	0.1	—
	8.9	13.2	19.3	26.9
Income Tax Expense	1.9	2.7	4.1	5.6
Total	$7.0	$10.5	$15.2	$21.3

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(1.8)	$(3.8)	$(3.6)	$(7.8)
Amortization of Prior Service Credit	—	—	0.1	0.1
	(1.8)	(3.8)	(3.5)	(7.7)
Income Tax Benefit	(0.3)	(0.8)	(0.7)	(1.6)
Total	$(1.5)	$(3.0)	$(2.8)	$(6.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits
Liabilities for future policy benefits represent the cost of claims that we estimate we will eventually pay to our policyholders which includes policy liabilities for claims not yet incurred and for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Liabilities for future policy benefits also include the related expenses for our non interest-sensitive life and accident and health products. The liability for future policy benefits is calculated based on the present value of the estimated future policy benefits less the present value of estimated future net premiums collected. Net premiums represent the portion of the gross premium required to provide for all benefits and expenses, excluding acquisition costs or any costs that are required to be charged to expense as incurred. In calculating the liability for future policy benefits, our long-duration contracts are grouped into cohorts by product type and contract issue year.

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

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion which is reported as a component of policy benefits on the statements of income. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate, with the corresponding change reflected as the change in the effect of discount rate assumptions on the liability for future policy benefits, net of reinsurance, on the statement of changes in other comprehensive income (loss). The weighted average current discount rate was 5.0 percent at June 30, 2023 and December 31, 2022. The weighted average current discount rate was 4.4 percent at June 30, 2022 compared to 2.5 percent at December 31, 2021 with the increase due primarily to an increase in U.S. Treasury rates.

Policyholder lapse and mortality assumptions reflect the probability that an insureds’ coverage is discontinued due to lapsation or death of the insured. For our life insurance products, mortality assumptions also reflect the probability that a benefit payment occurs. Policyholder lapse and mortality assumptions are based on our actual historical experience adjusted for future expectations. Claim incidence and claim resolution rate assumptions related to morbidity and mortality are based on actual experience or industry standards adjusted as appropriate to reflect our actual experience and future expectations. The claim incidence rate assumption is the rate at which new claims are submitted and the development of this assumption may involve many factors, including the age of the insured, the insured's occupation or industry, the benefit plan design, and certain external factors such as consumer confidence and levels of unemployment. The claim resolution rate assumption is the probability that a claim will close due to recovery or death of the insured and is used to estimate how long benefits will be paid on an open claim. Certain product lines may utilize additional assumptions in calculating the liability for future policy benefits in addition to those listed above such as premium rate increases for long-term care, benefit offsets for long-term disability, and claim costs for voluntary benefits. Claim costs capture the combined effect of the incidence rate, the expected level of benefit to be paid, and the claim resolution rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

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

For our group products in the Unum US and Unum International segments, we evaluate the liability for future policy benefits required for active policies in comparison to incurred claims. Given the term nature of the products, their renewal features, and level funding nature of the premium for these products, we have determined that the liability value is generally zero for policies that are not on claim. In this situation, our liability for future policy benefit values are limited to the liability associated with claims incurred as of the valuation date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

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

For the six months ended June 30, 2023 and 2022, there were certain cohorts within the Colonial Life segment, related to our cancer and critical illness product line, and within the Closed Block segment, related to our long-term care product line, for which net premiums exceeded gross premiums. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the six months ended June 30, 2023 and 2022.

Actual variance from expected experience was favorable during the first six months of 2023 and 2022 due primarily to the Unum US group disability and Unum US group life and accidental death and dismemberment product lines. The favorability in the Unum US group disability product line was primarily due to higher than expected claim resolutions driven by recoveries. The favorability in the Unum US group life and accidental death and dismemberment product line was driven primarily by lower than expected new claim incidence for waiver of premium benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	June 30
	2023	2022
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$12,426.2	$15,881.3
Beginning balance at original discount rate	12,695.3	13,186.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(118.1)	(174.5)
Adjusted beginning of year balance	12,577.2	13,011.7
Issuances	514.4	548.7
Interest accretion	275.7	290.6
Net premiums collected	(774.1)	(814.2)
Foreign currency	20.0	(26.3)
Ending balance at original discount rate	12,613.2	13,010.5
Effect of change in discount rate assumptions	(153.3)	330.1
Balance, end of period	$12,459.9	$13,340.6

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$48,929.4	$65,305.0
Beginning balance at original discount rate	49,689.0	50,397.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(351.3)	(294.0)
Adjusted beginning of year balance	49,337.7	50,103.2
Issuances[1]	1,837.0	1,960.5
Interest accretion	1,104.6	1,137.6
Benefit payments	(2,888.7)	(2,934.4)
Foreign currency	140.8	(276.1)
Ending balance at original discount rate	49,531.4	49,990.8
Effect of change in discount rate assumptions	(173.3)	2,485.6
Balance, end of period	$49,358.1	$52,476.4

Net liability for future policy benefits	$36,898.2	$39,135.8
Other	1,806.7	2,055.5
Total liability for future policy benefits	38,704.9	41,191.3
Less: Reinsurance recoverable related to future policy benefits	7,922.9	8,621.9
Net liability for future policy benefits, after reinsurance recoverable	$30,782.0	$32,569.4

[1]Issuances include new policy issuances for most product lines. For our Unum US group disability, Unum US group life and AD&D and Closed Block - All Other product lines and certain of our Unum International product lines, this line represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products presented in the rollforward activity above.

	Consolidated
	Six Months Ended June 30
	2023	2022
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$4,828.8	$4,701.2
Interest accretion	$828.9	$847.0

	Consolidated
	June 30
	2023	2022
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$96,348.8	$97,127.5
Expected future gross premiums	$35,233.5	$35,019.4

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$23,774.0	$23,766.2

Weighted average interest rate:
Interest accretion rate	4.8%	4.7%
Current discount rate	5.0%	4.4%

Weighted average duration of the liability	10.8 years	10.8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	June 30, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$868.2	$1,202.9	$2,071.1
Beginning balance at original discount rate	—	—	937.9	1,228.1	2,166.0
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(91.5)	(22.4)	(113.9)
Adjusted beginning of year balance	—	—	846.4	1,205.7	2,052.1
Issuances	—	—	102.6	98.3	200.9
Interest accretion	—	—	13.7	24.4	38.1
Net premiums collected	—	—	(74.1)	(89.0)	(163.1)
Ending balance at original discount rate	—	—	888.6	1,239.4	2,128.0
Effect of change in discount rate assumptions	—	—	(56.8)	(20.2)	(77.0)
Balance, end of period	$—	$—	$831.8	$1,219.2	$2,051.0

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,533.3	$972.6	$1,999.5	$3,192.8	$11,698.2
Beginning balance at original discount rate	5,793.1	998.5	2,141.2	3,244.5	12,177.3
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(162.8)	(25.4)	(121.1)	(45.8)	(355.1)
Adjusted beginning of year balance	5,630.3	973.1	2,020.1	3,198.7	11,822.2
Issuances[1]	714.3	311.7	112.3	102.4	1,240.7
Interest accretion	98.4	11.1	42.5	82.0	234.0
Benefit payments	(855.0)	(349.1)	(83.2)	(135.4)	(1,422.7)
Ending balance at original discount rate	5,588.0	946.8	2,091.7	3,247.7	11,874.2
Effect of change in discount rate assumptions	(224.0)	(23.5)	(100.8)	(24.4)	(372.7)
Balance, end of period	$5,364.0	$923.3	$1,990.9	$3,223.3	$11,501.5

Net liability for future policy benefits	$5,364.0	$923.3	$1,159.1	$2,004.1	$9,450.5
Other	0.3	0.9	17.4	27.0	45.6
Total liability for future policy benefits	5,364.3	924.2	1,176.5	2,031.1	9,496.1
Less: Reinsurance recoverable related to future policy benefits	33.7	6.5	12.0	190.7	242.9
Net liability for future policy benefits, after reinsurance recoverable	$5,330.6	$917.7	$1,164.5	$1,840.4	$9,253.2

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

	June 30, 2022
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,124.8	$1,494.3	$2,619.1
Beginning balance at original discount rate	—	—	1,032.3	1,279.6	2,311.9
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(69.8)	(14.1)	(83.9)
Adjusted beginning of year balance	—	—	962.5	1,265.5	2,228.0
Issuances	—	—	118.9	89.5	208.4
Interest accretion	—	—	15.3	26.4	41.7
Net premiums collected	—	—	(91.8)	(89.0)	(180.8)
Ending balance at original discount rate	—	—	1,004.9	1,292.4	2,297.3
Effect of change in discount rate assumptions	—	—	(36.9)	21.8	(15.1)
Balance, end of period	$—	$—	$968.0	$1,314.2	$2,282.2

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$6,725.7	$1,124.1	$2,697.3	$4,017.3	$14,564.4
Beginning balance at original discount rate	6,158.3	1,058.3	2,201.8	3,253.3	12,671.7
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(120.4)	(22.2)	(74.3)	(20.2)	(237.1)
Adjusted beginning of year balance	6,037.9	1,036.1	2,127.5	3,233.1	12,434.6
Issuances[1]	789.2	311.4	130.1	92.9	1,323.6
Interest accretion	113.4	13.2	43.9	78.6	249.1
Benefit payments	(876.1)	(380.4)	(103.4)	(127.6)	(1,487.5)
Ending balance at original discount rate	6,064.4	980.3	2,198.1	3,277.0	12,519.8
Effect of change in discount rate assumptions	(66.8)	(7.4)	(9.1)	110.4	27.1
Balance, end of period	$5,997.6	$972.9	$2,189.0	$3,387.4	$12,546.9

Net liability for future policy benefits	$5,997.6	$972.9	$1,221.0	$2,073.2	$10,264.7
Other	0.5	0.9	15.6	58.2	75.2
Total liability for future policy benefits	5,998.1	973.8	1,236.6	2,131.4	10,339.9
Less: Reinsurance recoverable related to future policy benefits	37.4	5.6	26.0	201.8	270.8
Net liability for future policy benefits, after reinsurance recoverable	$5,960.7	$968.2	$1,210.6	$1,929.6	$10,069.1

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Unum US segment presented in the rollforward activity above.

	Six Months Ended June 30, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$1,463.6	$930.5	$397.2	$314.4	$3,105.7
Interest accretion	$98.4	$11.1	$28.8	$57.6	$195.9

	Six Months Ended June 30, 2022
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$1,372.4	$929.0	$401.4	$296.4	$2,999.2
Interest accretion	$113.4	$13.2	$28.6	$52.2	$207.4

	June 30, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$6,731.6	$1,077.4	$4,526.3	$5,185.6	$17,520.9
Expected future gross premiums	$—	$—	$3,857.9	$5,637.4	$9,495.3

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$2,820.7	$4,045.8	$6,866.5

Weighted average interest rate:
Interest accretion rate	3.9%	2.2%	5.0%	5.1%	4.1%
Current discount rate	4.9%	2.8%	5.0%	5.0%	4.7%

Weighted average duration of the liability	4.3 years	2.7 years	17.7 years	9.5 years	6.8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

	June 30, 2022
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$7,323.2	$1,139.2	$4,191.0	$5,226.3	$17,879.7
Expected future gross premiums	$—	$—	$4,061.9	$5,638.5	$9,700.4

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$3,102.0	$4,012.3	$7,114.3

Weighted average interest rate:
Interest accretion rate	3.8%	2.4%	5.1%	5.1%	4.1%
Current discount rate	4.1%	2.6%	4.6%	4.4%	4.1%

Weighted average duration of the liability	4.4 years	3.1 years	15.7 years	9.5 years	6.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

Unum International Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum International segment.

	June 30
	2023	2022
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$197.1	$260.5
Beginning balance at original discount rate	246.8	258.1
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	8.0	4.5
Adjusted beginning of year balance	254.8	262.6
Issuances	11.9	8.2
Interest accretion	4.5	4.3
Net premiums collected	(10.9)	(11.3)
Foreign currency	20.0	(26.3)
Ending balance at original discount rate	280.3	237.5
Effect of change in discount rate assumptions	(36.9)	(49.4)
Balance, end of period	$243.4	$188.1

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,231.4	$3,181.8
Beginning balance at original discount rate	2,495.5	2,703.8
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	7.8	43.3
Adjusted beginning of year balance	2,503.3	2,747.1
Issuances[1]	199.8	188.2
Interest accretion	31.7	34.6
Benefit payments	(214.0)	(201.1)
Foreign currency	140.8	(276.1)
Ending balance at original discount rate	2,661.6	2,492.7
Effect of change in discount rate assumptions	(336.5)	(117.2)
Balance, end of period	$2,325.1	$2,375.5

Net liability for future policy benefits	$2,081.7	$2,187.4
Other	32.4	27.5
Total liability for future policy benefits	2,114.1	2,214.9
Less: Reinsurance recoverable related to future policy benefits	73.4	82.0
Net liability for future policy benefits, after reinsurance recoverable	$2,040.7	$2,132.9

[1]Issuances for Unum International primarily represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Unum International segment presented in the rollforward activity above.

	Six Months Ended June 30
	2023	2022
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$436.0	$400.4
Interest accretion	$27.2	$30.3

	June 30
	2023	2022
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$4,189.4	$3,930.4
Expected future gross premiums	$1,092.4	$860.3

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$717.8	$577.4

Weighted average interest rate:
Interest accretion rate	4.0%	3.8%
Current discount rate	5.7%	4.0%

Weighted average duration of the liability	8.6 years	8.8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	June 30
	2023	2022
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,745.4	$4,597.0
Beginning balance at original discount rate	4,046.4	4,158.9
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(63.5)	(55.7)
Adjusted beginning of year balance	3,982.9	4,103.2
Issuances	301.6	332.1
Interest accretion	65.4	67.9
Net premiums collected	(316.7)	(338.6)
Ending balance at original discount rate	4,033.2	4,164.6
Effect of change in discount rate assumptions	(259.2)	(149.0)
Balance, end of period	$3,774.0	$4,015.6

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,581.1	$7,054.8
Beginning balance at original discount rate	6,163.9	6,201.5
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(68.9)	(68.6)
Adjusted beginning of year balance	6,095.0	6,132.9
Issuances	324.4	356.2
Interest accretion	110.3	112.1
Benefit payments	(321.1)	(319.3)
Ending balance at original discount rate	6,208.6	6,281.9
Effect of change in discount rate assumptions	(502.8)	(272.2)
Balance, end of period	$5,705.8	$6,009.7

Net liability for future policy benefits	$1,931.8	$1,994.1
Other	19.6	24.8
Total liability for future policy benefits	1,951.4	2,018.9
Less: Reinsurance recoverable related to future policy benefits	1.0	1.5
Net liability for future policy benefits, after reinsurance recoverable	$1,950.4	$2,017.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Colonial Life segment presented in the rollforward activity above.

	Six Months Ended June 30
	2023	2022
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$825.8	$822.3
Interest accretion	$44.9	$44.2

	June 30
	2023	2022
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$10,201.7	$9,709.3
Expected future gross premiums	$12,391.5	$11,645.9

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$9,018.7	$8,696.2

Weighted average interest rate:
Interest accretion rate	4.3%	4.4%
Current discount rate	5.1%	4.6%

Weighted average duration of the liability	17.3 years	16.2 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

Closed Block Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	June 30, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$6,412.6	$—	$6,412.6
Beginning balance at original discount rate	6,236.1	—	6,236.1
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	51.3	—	51.3
Adjusted beginning of year balance	6,287.4	—	6,287.4
Interest accretion	167.7	—	167.7
Net premiums collected	(283.4)	—	(283.4)
Ending balance at original discount rate	6,171.7	—	6,171.7
Effect of change in discount rate assumptions	219.8	—	219.8
Balance, end of period	$6,391.5	$—	$6,391.5

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$21,199.9	$8,218.8	$29,418.7
Beginning balance at original discount rate	20,221.6	8,630.7	28,852.3
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	70.9	(6.0)	64.9
Adjusted beginning of year balance	20,292.5	8,624.7	28,917.2
Issuances[1]	—	72.1	72.1
Interest accretion	549.4	179.2	728.6
Benefit payments	(407.9)	(523.0)	(930.9)
Ending balance at original discount rate	20,434.0	8,353.0	28,787.0
Effect of change in discount rate assumptions	1,383.3	(344.6)	1,038.7
Balance, end of period	$21,817.3	$8,008.4	$29,825.7

Net liability for future policy benefits	$15,425.8	$8,008.4	23,434.2
Other[2]	24.5	1,684.6	1,709.1
Total liability for future policy benefits	15,450.3	9,693.0	25,143.3
Less: Reinsurance recoverable related to future policy benefits	5.4	7,600.1	7,605.5
Net liability for future policy benefits, after reinsurance recoverable	$15,444.9	$2,092.9	$17,537.8

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

	June 30, 2022
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$8,404.7	$—	$8,404.7
Beginning balance at original discount rate	6,457.3	—	6,457.3
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(39.4)	—	(39.4)
Adjusted beginning of year balance	6,417.9	—	6,417.9
Interest accretion	176.7	—	176.7
Net premiums collected	(283.5)	—	(283.5)
Ending balance at original discount rate	6,311.1	—	6,311.1
Effect of change in discount rate assumptions	543.6	—	543.6
Balance, end of period	$6,854.7	$—	$6,854.7

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$30,089.6	$10,414.4	$40,504.0
Beginning balance at original discount rate	19,870.8	8,949.4	28,820.2
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(44.5)	12.9	(31.6)
Adjusted beginning of year balance	19,826.3	8,962.3	28,788.6
Issuances[1]	—	92.5	92.5
Interest accretion	553.5	188.3	741.8
Benefit payments	(358.9)	(567.6)	(926.5)
Ending balance at original discount rate	20,020.9	8,675.5	28,696.4
Effect of change in discount rate assumptions	2,858.9	(11.0)	2,847.9
Balance, end of period	$22,879.8	$8,664.5	$31,544.3

Net liability for future policy benefits	$16,025.1	$8,664.5	$24,689.6
Other[2]	24.0	1,904.0	1,928.0
Total liability for future policy benefits	16,049.1	10,568.5	26,617.6
Less: Reinsurance recoverable related to future policy benefits	5.7	8,261.8	8,267.5
Net liability for future policy benefits, after reinsurance recoverable	$16,043.4	$2,306.7	$18,350.1

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Closed Block segment presented in the rollforward activity above.

	Six Months Ended June 30, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$349.0	$112.3	$461.3
Interest accretion	$381.7	$179.2	$560.9

	Six Months Ended June 30, 2022
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$348.6	$130.7	$479.3
Interest accretion	$376.8	$188.3	$565.1

	June 30, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$52,124.2	$12,312.6	$64,436.8
Expected future gross premiums	$12,254.3	$—	$12,254.3

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,171.0	$—	$7,171.0

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.2%
Current discount rate	5.1%	5.1%	5.1%

Weighted average duration of the liability	15.1 years	7.3 years	12.2 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

	June 30, 2022
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$52,888.7	$12,719.4	$65,608.1
Expected future gross premiums	$12,812.8	$—	$12,812.8

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,378.3	$—	$7,378.3

Weighted average interest rate:
Interest accretion rate	5.5%	4.6%	5.2%
Current discount rate	4.5%	4.5%	4.5%

Weighted average duration of the liability	15.9 years	7.2 years	12.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets are as follows:

	June 30
	2023	2022
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$9,496.1	$10,339.9
Unum International	2,114.1	2,214.9
Colonial Life	1,951.4	2,018.9
Closed Block[1]	25,143.3	26,617.6
Other products[1]	240.4	216.4
Total liability for future policy benefits	$38,945.3	$41,407.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 8 - Policyholders' Account Balances
Policyholders' account balances primarily include our universal life and corporate-owned life insurance products. Policyholders' account balances reflect customer deposits and interest credited less cost of insurance, administration expenses, surrender charges, and customer withdrawals. Our unearned revenue reserve, claim reserves and certain other reserves related to our universal life products and corporate-owned life insurance products are also reported as a component of policyholders’ account balances. Policyholders' account balances require loss recognition testing. We perform loss recognition tests on these reserves annually, or more frequently if appropriate, using best estimate assumptions as of the date of the test, without a provision for adverse deviation. We group the policy reserves for each major product line within a reporting segment when we perform the loss recognition tests. If the policy reserves determined using these best estimate assumptions are higher than our existing policy reserves net of any deferred acquisition cost balance, the existing policy reserves are increased or deferred acquisition costs are reduced to immediately recognize the deficiency. This becomes the new basis for reserves going forward, subject to future loss recognition testing. Anticipated investment income, based on our anticipated portfolio yield rates after consideration for defaults and investment expenses, is considered when performing loss recognition testing for long-duration contracts.

The following table presents the balances and changes in the policyholders' account balances:

	June 30, 2023
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$586.8	$852.4	$4,159.4	$5,598.6
Premiums received	30.2	43.8	11.1	85.1
Policy charges[1]	(30.7)	(37.8)	(52.8)	(121.3)
Surrenders and withdrawals	(16.4)	(19.2)	(8.9)	(44.5)
Benefit payments	(5.4)	(4.1)	(133.8)	(143.3)
Interest credited	11.4	17.1	158.8	187.3
Other	4.6	(0.1)	(19.0)	(14.5)
Balance, end of period	580.5	852.1	4,114.8	5,547.4
Reserves in excess of account balance	96.7	14.9	33.4	145.0
Total policyholders' account balances	677.2	867.0	4,148.2	5,692.4
Less: Reinsurance recoverable related to policyholders' account balances	1.0	—	4,148.2	4,149.2
Net policyholders' account balances, after reinsurance recoverable	$676.2	$867.0	$—	$1,543.2

Weighted average crediting rate	4.0%	4.1%	7.9%	6.9%
Net amount at risk[2]	$4,695.5	$9,042.3	$1,844.0	$15,581.8
Cash surrender value	$570.3	$807.7	$4,021.5	$5,399.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 8 - Policyholders' Account Balances - Continued

	June 30, 2022
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$598.7	$849.2	$4,231.7	$5,679.6
Premiums received	33.4	46.5	10.4	90.3
Policy charges[1]	(33.0)	(39.5)	(52.3)	(124.8)
Surrenders and withdrawals	(17.9)	(19.0)	(14.8)	(51.7)
Benefit payments	(6.0)	(4.3)	(135.9)	(146.2)
Interest credited	12.0	17.1	153.5	182.6
Other	3.7	—	(12.8)	(9.1)
Balance, end of period	590.9	850.0	4,179.8	5,620.7
Reserves in excess of account balance	86.4	18.3	33.3	138.0
Total policyholders' account balances	677.3	868.3	4,213.1	5,758.7
Less: Reinsurance recoverable related to policyholders' account balances	1.1	0.2	4,213.1	4,214.4
Net policyholders' account balances, after reinsurance recoverable	$676.2	$868.1	$—	$1,544.3

Weighted average crediting rate	4.1%	4.1%	7.5%	6.6%
Net amount at risk[2]	$5,117.2	$9,648.2	$1,849.7	$16,615.1
Cash surrender value	$586.9	$793.0	$4,079.7	$5,459.6

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
Unum Group and Subsidiaries
June 30, 2023
Note 8 - Policyholders' Account Balances - Continued
The balance of the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums is as follows.

	June 30, 2023
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$92.4	$—	$—	$—	$92.4
4.00% - 4.99%	268.2	186.8	—	—	455.0
5.00% - 6.00%	33.1	—	—	—	33.1
	393.7	186.8	—	—	580.5

	Colonial Life
4.00% - 5.00%	846.0	6.1	—	—	852.1

	Closed Block - All Other
3.00% - 5.99%	507.4	1,111.1	27.4	—	1,645.9
6.00% - 8.99%	2.4	30.1	—	—	32.5
9.00% - 11.99%	—	2,256.1	—	—	2,256.1
12.00% - 15.00%	—	180.3	—	—	180.3
	509.8	3,577.6	27.4	—	4,114.8

Total	$1,749.5	$3,770.5	$27.4	$—	$5,547.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 8 - Policyholders' Account Balances - Continued

	June 30, 2022
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$95.7	$—	$—	$—	$95.7
4.00% - 4.99%	280.6	180.2	—	—	460.8
5.00% - 6.00%	34.4	—	—	—	34.4
	410.7	180.2	—	—	590.9

	Colonial Life
4.00% - 5.00%	844.1	5.9	—	—	850.0

	Closed Block - All Other
3.00% - 5.99%	1,752.9	28.8	6.5	—	1,788.2
6.00% - 8.99%	29.9	—	—	—	29.9
9.00% - 11.99%	2,196.3	—	—	—	2,196.3
12.00% - 15.00%	165.4	—	—	—	165.4
	4,144.5	28.8	6.5	—	4,179.8

Total	$5,399.3	$214.9	$6.5	$—	$5,620.7

Note 9 - Deferred Acquisition Costs

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

For certain products, policyholders can elect to modify product benefits, features, rights, or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacement transactions, principally on group contracts. Internal replacement transactions wherein the modification does not substantially change the policy are accounted for as continuations of the replaced contracts. The original policy continues to be reflected as an in force policy within its original cohort. The policy's expected life then impacts the amortization of remaining unamortized deferred acquisition costs within its cohort. The costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred. Internal replacement transactions that result in a policy that is substantially changed are accounted for as an extinguishment of the original policy and the issuance of a new policy. The original policy that was replaced is terminated from its original cohort and this termination is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 9 - Deferred Acquisition Costs - Continued
reflected in the amortization rate of remaining unamortized deferred acquisition costs for the cohort. The costs of acquiring the new policy are capitalized and amortized as part of a new cohort.

The following tables display the changes in DAC throughout the period:

	June 30, 2023
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,185.1	$37.0	$1,337.9	$2,560.0
Capitalization	156.1	7.0	151.1	314.2
Amortization expense	(129.2)	(3.7)	(96.7)	(229.6)
Foreign currency	—	2.6	—	2.6
Balance, end of period	$1,212.0	$42.9	$1,392.3	$2,647.2

	June 30, 2022
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,152.9	$36.4	$1,238.1	$2,427.4
Capitalization	133.2	6.4	140.1	279.7
Amortization expense	(115.6)	(4.8)	(89.7)	(210.1)
Foreign currency	—	(3.7)	—	(3.7)
Balance, end of period	$1,170.5	$34.3	$1,288.5	$2,493.3

	June 30, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$61.0	$49.3	$601.0	$464.4	$9.4	$1,185.1
Capitalization	30.4	19.9	57.6	42.1	6.1	156.1
Amortization expense	(25.9)	(19.3)	(52.2)	(26.7)	(5.1)	(129.2)
Balance, end of period	$65.5	$49.9	$606.4	$479.8	$10.4	$1,212.0

	June 30, 2022
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$60.9	$53.9	$588.6	$441.8	$7.7	$1,152.9
Capitalization	25.2	17.9	52.2	33.0	4.9	133.2
Amortization expense	(23.8)	(19.5)	(43.6)	(24.3)	(4.4)	(115.6)
Balance, end of period	$62.3	$52.3	$597.2	$450.5	$8.2	$1,170.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 10 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is shown below. Certain prior year amounts were reclassified to conform to current year presentation.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$516.1	$474.4	$1,020.8	$938.3
Group Short-term Disability	256.2	232.1	496.5	453.7
Group Life and Accidental Death & Dismemberment
Group Life	418.2	419.6	831.3	832.2
Accidental Death & Dismemberment	43.6	43.8	87.1	85.9
Supplemental and Voluntary
Voluntary Benefits	213.4	214.4	427.9	433.0
Individual Disability	125.8	117.8	250.0	231.4
Dental and Vision	68.1	68.9	137.4	139.5
	1,641.4	1,571.0	3,251.0	3,114.0
Unum International
Unum UK
Group Long-term Disability	104.7	94.3	196.4	197.7
Group Life	41.1	33.3	80.3	65.5
Supplemental	33.5	29.4	65.3	58.4
Unum Poland	28.6	22.4	54.5	45.6
	207.9	179.4	396.5	367.2
Colonial Life
Accident, Sickness, and Disability	235.6	238.2	471.3	477.9
Life	106.6	101.3	211.9	203.0
Cancer and Critical Illness	88.4	88.1	176.9	177.4
	430.6	427.6	860.1	858.3
Closed Block
Long-term Care	174.0	173.7	349.1	348.5
All Other	55.2	64.3	111.7	129.4
	229.2	238.0	460.8	477.9

Total Premium Income	$2,509.1	$2,416.0	$4,968.4	$4,817.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 10 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended June 30, 2023

Premium Income	$1,641.4	$207.9	$430.6	$229.2	$—	$2,509.1
Net Investment Income	158.0	45.8	38.0	263.9	25.4	531.1
Other Income	54.5	0.1	0.4	13.8	2.3	71.1
Adjusted Operating Revenue	$1,853.9	$253.8	$469.0	$506.9	$27.7	$3,111.3

Adjusted Operating Income (Loss)	$343.1	$43.5	$115.5	$51.2	$(34.9)	$518.4

Three Months Ended June 30, 2022

Premium Income	$1,571.0	$179.4	$427.6	$238.0	$—	$2,416.0
Net Investment Income	167.8	50.8	38.7	291.5	10.2	559.0
Other Income	50.7	0.3	0.2	16.5	1.0	68.7
Adjusted Operating Revenue	$1,789.5	$230.5	$466.5	$546.0	$11.2	$3,043.7

Adjusted Operating Income (Loss)	$291.9	$28.1	$96.6	$86.9	$(36.9)	$466.6

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Six Months Ended June 30, 2023

Premium Income	$3,251.0	$396.5	$860.1	$460.8	$—	$4,968.4
Net Investment Income	315.3	76.7	75.3	521.1	51.5	1,039.9
Other Income	108.1	0.5	0.6	27.3	2.5	139.0
Adjusted Operating Revenue	$3,674.4	$473.7	$936.0	$1,009.2	$54.0	$6,147.3

Adjusted Operating Income (Loss)	$655.6	$81.9	$209.4	$109.4	$(68.4)	$987.9

Six Months Ended June 30, 2022

Premium Income	$3,114.0	$367.2	$858.3	$477.9	$—	$4,817.4
Net Investment Income	338.8	85.3	76.8	566.3	19.0	1,086.2
Other Income	97.8	0.5	0.5	32.5	3.2	134.5
Adjusted Operating Revenue	$3,550.6	$453.0	$935.6	$1,076.7	$22.2	$6,038.1

Adjusted Operating Income (Loss)	$460.2	$54.0	$199.5	$165.5	$(77.3)	$801.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 10 - Segment Information - Continued

	June 30	December 31
	2023	2022
	(in millions of dollars)
Assets
Unum US	$15,813.2	$16,356.3
Unum International	3,315.2	3,129.4
Colonial Life	4,674.9	4,575.0
Closed Block	34,309.8	33,776.6
Corporate	3,791.3	3,311.2
Total Assets	$61,904.4	$61,148.5

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

We exited a substantial portion of our Closed Block individual disability product line through the two phases of the reinsurance transaction that were executed in December 2020 and March 2021. As a result, we exclude the amortization of the cost of reinsurance that we recognized upon the exit of the business related to the policies on claim status as well as the impact of non-contemporaneous reinsurance that resulted from the adoption of ASU 2018-12. Due to the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. We believe that the exclusion of these items provides a better view of our results from our ongoing businesses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 10 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(in millions of dollars)
Total Revenue	$3,112.2	$3,039.6	$6,148.3	$6,020.2
Excluding:
Net Investment Gain (Loss)	0.9	(4.1)	1.0	(17.9)
Adjusted Operating Revenue	$3,111.3	$3,043.7	$6,147.3	$6,038.1

Income Before Income Tax	$498.4	$439.2	$949.7	$734.9
Excluding:
Net Investment Gain (Loss)	0.9	(4.1)	1.0	(17.9)
Amortization of the Cost of Reinsurance	(11.0)	(13.3)	(22.0)	(26.7)
Non-Contemporaneous Reinsurance	(9.9)	(10.0)	(17.2)	(22.4)
Adjusted Operating Income	$518.4	$466.6	$987.9	$801.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 11 - Employee Benefit Plans
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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2023	2022	2023	2022	2023	2022
	(in millions of dollars)
Service Cost	$2.3	$2.0	$—	$—	$—	$—
Interest Cost	22.0	16.8	1.9	1.2	1.2	0.8
Expected Return on Plan Assets	(23.1)	(26.5)	(2.1)	(2.7)	(0.1)	(0.1)
Amortization of:
Net Actuarial (Gain) Loss	3.8	4.0	0.7	0.1	(2.7)	(0.3)
Total Net Periodic Benefit Cost (Credit)	$5.0	$(3.7)	$0.5	$(1.4)	$(1.6)	$0.4

	Six Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2023	2022	2023	2022	2023	2022
	(in millions of dollars)
Service Cost	$4.6	$3.9	$—	$—	$—	$—
Interest Cost	44.0	33.6	3.8	2.6	2.3	1.5
Expected Return on Plan Assets	(46.1)	(53.0)	(4.2)	(5.7)	(0.2)	(0.2)
Amortization of:
Net Actuarial (Gain) Loss	7.6	8.1	1.3	0.2	(5.3)	(0.5)
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost (Credit)	$10.1	$(7.4)	$0.9	$(2.9)	$(3.3)	$0.7

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost (credit) are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 12 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(in millions of dollars, except share data)
Numerator
Net Income	$392.9	$367.3	$751.2	$607.7

Denominator (000s)
Weighted Average Common Shares - Basic	197,180.4	201,151.7	197,641.3	201,888.8
Dilution for Assumed Exercises of Nonvested Stock Awards	956.1	1,280.0	1,182.5	1,077.7
Weighted Average Common Shares - Assuming Dilution	198,136.5	202,431.7	198,823.8	202,966.5

Net Income Per Common Share
Basic	$1.99	$1.83	$3.80	$3.01
Assuming Dilution	$1.98	$1.81	$3.78	$2.99

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested stock success units, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested stock success units and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding nonvested stock success units and nonvested restricted stock units have grant prices ranging from $18.78 to $45.58. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive approximated 0.8 million and 0.7 million potential common shares for the three and six months ended June 30, 2023, respectively. There were approximately 0.1 million and 0.2 million potential common shares that were antidilutive for the three and six months ended June 30, 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
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

In August 2022, the Inflation Reduction Act was signed into law in the U.S. and, effective January 1, 2023, imposes a one percent excise tax on corporate stock repurchases after December 31, 2022. This excise tax is recorded as part of the cost basis of treasury stock and is assessed on the fair market value of stock repurchases reduced by the fair market value of any shares issued during the period.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(in millions)
Shares Repurchased	1.1	1.8	2.4	3.1
Cost of Shares Repurchased[1]	$47.0	$57.4	$100.6	$94.9

1Includes $0.1 million of commissions for the three and six months ended June 30, 2023 and $0.1 million of commission for the three and six months ended June 30, 2022. There was $0.4 million and $0.5 million of excise tax for the three and six months ended June 30, 2023, respectively. There were no excise taxes during the three and six months ended June 30, 2022.

In July 2023, we paid $50.0 million to a financial counterparty as a part of an accelerated share repurchase agreement. We received an initial delivery of 0.8 million shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. We simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjects the transaction to a future price adjustment. Under the terms of the agreement, we are to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us is to be settled in shares of Unum Group common stock. Any price adjustment we would be required to pay will be settled in either cash or common stock at our option. The final price adjustment settlement, along with the delivery of the remaining shares, will also occur during the third quarter of 2023 and represents approximately 25 percent of the total delivery under the agreement.

In February 2022, we paid $50.0 million to a financial counterparty as a part of an accelerated share repurchase agreement. We received an initial delivery of 1.3 million shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. We simultaneously entered into a forward contract under terms similar to the July 2023 forward contract . The final price adjustment settlement, along with the delivery of the remaining shares, occurred in April 2022, resulting in the delivery to us of 0.4 million additional shares. In total, we repurchased 1.7 million shares pursuant to the February 2022 accelerated share repurchase agreement, for which we recorded an increase to treasury stock within stockholders' equity on our consolidated balance sheet of $50.0 million. Also during the second quarter of 2022, we repurchased approximately 1.4 million in open market transactions at a cost of $44.9 million.

As of June 30, 2023, the remaining repurchase amount under the current share repurchase program was $150.0 million.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 13 - Commitments and Contingent Liabilities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2023
Note 14 - Other
Income Tax

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. The IRA imposes a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. We anticipate that our company will be an applicable corporation. We have not recorded any CAMT as of June 30, 2023. We do not expect that any CAMT incurred would impact earnings since it would be offset with a credit toward regular income tax in subsequent years.

Allowance for Expected Credit Losses on Premiums Receivable

At June 30, 2023, March 31, 2023, and December 31, 2022, the allowance for expected credit losses on premiums receivable was $28.7 million, $31.6 million, and $32.5 million, respectively, on gross premiums receivable of $660.3 million, $635.6 million, and $557.6 million, respectively. The decrease in the allowance of $2.9 million and $3.8 million during the three and six months ended June 30, 2023, respectively, was driven primarily by improvements in the age of premiums receivable.

At June 30, 2022, March 31, 2022, and December 31, 2021, the allowance for expected credit losses on premiums receivable was $34.3 million, $35.0 million, and $34.2 million, respectively, on gross premiums receivable of $593.4 million, $600.9 million, and $530.7 million, respectively. The decrease in the allowance of $0.7 million during the three months ended June 30, 2022 was driven primarily by a decline in the gross premium receivable balance and an improvement in the age of premiums due to be collected. The allowance for expected credit losses on premiums receivable remained generally consistent during the six months ended June 30, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, Poland, and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, Colonial Life & Accident Insurance Company, Starmount Life Insurance Company, in the United Kingdom, Unum Limited, and in Poland, Unum Zycie TUiR S.A. (Unum Poland). We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

Operating Performance and Capital Management

For the second quarter of 2023, we reported net income of $392.9 million, or $1.98 per diluted common share, compared to net income of $367.3 million, or $1.81 per diluted common share, in the second quarter of 2022. For the first six months of 2023, we reported net income of $751.2 million, or $3.78 per diluted common share, compared to net income of $607.7 million, or $2.99 per diluted common share in the same period of 2022.

Included in our results for the second quarter of 2023 are:

•A net investment gain of $0.9 million before tax and $0.7 million after tax, or a de minimis impact on earnings per diluted common share;
•Amortization of the cost of reinsurance of $11.0 million before tax and $8.7 million after tax, or $0.04 per diluted common share; and
•Non-contemporaneous reinsurance of $9.9 million before tax and $7.9 million after tax, or $0.04 per diluted common share.

Included in our results for the first six months of 2023 are:

•A net investment gain of $1.0 million before tax and $0.8 million after tax, or $0.01 per diluted common share;
•Amortization of the cost of reinsurance of $22.0 million before tax and $17.4 million after tax, or $0.09 per diluted common share; and
•Non-contemporaneous reinsurance of $17.2 million before tax and $13.6 million after tax, or $0.07 per diluted common share.

Included in our results for the second quarter of 2022 are:

•A net investment loss of $4.1 million before tax and $3.1 million after tax, or $0.02 per diluted common share;
•Amortization of the cost of reinsurance of $13.3 million before tax and $10.5 million after tax, or $0.05 per diluted common share; and
•Non-contemporaneous reinsurance of $10.0 million before tax and $7.9 million after tax, or $0.04 per diluted common share.

Included in our results for the first six months of 2022 are:

•A net investment loss of $17.9 million before tax and $13.7 million after tax, or $0.07 per diluted common share;
•Amortization of the cost of reinsurance $26.7 million before tax and $21.1 million after tax, or $0.10 per diluted common share; and
•Non-contemporaneous reinsurance of $22.4 million before tax and $17.7 million after tax, or $0.09 per diluted common share.

Excluding these items, after-tax adjusted operating income for the second quarter of 2023 was $408.8 million, or $2.06 per diluted common share compared to $388.8 million, or $1.92 per diluted common share, for the same period of 2022. After-tax adjusted operating income was $781.4 million, or $3.93 per diluted common share, in the first six months of 2023, compared to $660.2 million, or $3.25 per diluted common share, in the first six months of 2022. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for a reconciliation of these items.

Our Unum US segment reported an increase in adjusted operating income of 17.5 percent and 42.5 percent in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022, due to an increase in premium income and favorable benefits experience primarily in our group long-term disability product line, partially offset by higher operating expenses and lower net investment income. The benefit ratio for our Unum US segment was 59.9 percent and 60.4 percent in the second quarter and first six months of 2023, respectively, compared to 63.7 percent and 68.0 percent in second quarter and first six months of 2022, respectively. Unum US sales increased 20.0 percent and 21.2 percent in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022.

Our Unum International segment reported adjusted operating income, as measured in U.S. dollars, of $43.5 million and $81.9 million in the second quarter and first six months of 2023, respectively, compared to $28.1 million and $54.0 million in the second quarter and first six months of 2022, respectively. As measured in local currency, our Unum UK line of business reported an increase in adjusted operating income of 59.5 percent and 62.8 percent in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022, primarily due to higher premium income and favorable benefits experience, partially offset by higher operating expenses and lower net investment income. The benefit ratio for our Unum UK line of business was 72.3 percent and 70.5 percent in the second quarter and first six months of 2023, respectively, compared to 87.9 percent and 84.6 percent in the same periods of 2022. Unum International sales, as measured in U.S. dollars, increased 69.3 percent and 52.0 percent in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022. Unum UK sales, as measured in local currency increased 64.3 percent and 52.0 percent in the second quarter and first six months of 2023, respectively, relative to the same periods of 2022.

Our Colonial Life segment reported an increase in adjusted operating income of 19.6 percent and 5.0 percent in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022, primarily due to favorable benefits experience, partially offset by higher operating expenses. The benefit ratio for Colonial Life was 48.3 percent and 50.7 percent in the second quarter and first six months of 2023, respectively, compared to 53.8 percent and 53.5 percent in the same periods of 2022. Colonial Life sales increased 3.2 percent and 3.0 percent in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022.

Our Closed Block segment reported income before income tax and net investment gains and losses of $30.3 million and $70.2 million in the second quarter and first six months of 2023, respectively, compared to income before income tax and net investment gains and losses of $63.6 million and $116.4 million in the same periods of 2022, both of which includes the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction. Excluding these items, our Closed Block segment reported adjusted operating income of $51.2 million and $109.4 million in the second quarter and first six months of 2023, respectively, compared to $86.9 million and $165.5 million in the same periods of 2022. The interest adjusted loss ratio for long-term care was unfavorable during the second quarter and first six months of 2023 relative to the same periods of 2022. The interest adjusted loss ratio for long-term care for the rolling twelve months was 86.6 percent which is within our long-term range of expectations.

A rising interest rate environment could continue to positively impact our yields on new investments but could also continue to create unrealized losses in our current holdings. Our net investment income has been pressured as the majority of our investments were made at a decreasing level of interest rates indicative of the prevailing trend over the last decades. As of June 30, 2023, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell nor any securities for which it is more likely than not that we will be required to sell before recovery in amortized cost. The net unrealized loss on our fixed maturity securities was $2.7 billion at June 30, 2023, compared to $3.0 billion at December 31, 2022, with the decrease due primarily to a decrease in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.43 percent for the first six months of 2023 compared to a yield of 4.57 percent for full year 2022.

Additionally, a rising interest rate environment could result in reserve decreases specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The change in discount rate assumptions on the liability for future policy benefits, net of reinsurance, due primarily to the decrease in U.S. Treasury rates during the first six months of 2023, resulted in an increase to the liability for future policy benefits, net of reinsurance, of approximately $0.4 billion.

We believe our capital and financial positions are strong. At June 30, 2023, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 450 percent. We repurchased 2.4 million shares and 3.1 million shares of Unum Group common stock under our share repurchase program, during the first six months of 2023 and 2022, respectively, at a cost of $100.6 million and $94.9 million, respectively. Our weighted average common shares outstanding, assuming dilution, equaled 198.1 million and 202.4 million for the second quarters of 2023 and 2022, respectively, and 198.8 million and 203.0 million for the first six months of 2023 and 2022, respectively. As of June 30, 2023, Unum Group and our intermediate holding companies had available holding company liquidity of $1,072.0 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. The IRA imposes a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. We anticipate that our company will be an applicable corporation. We have not recorded any CAMT as of June 30, 2023. We do not expect that any CAMT incurred would impact earnings since it would be offset with a credit toward regular income tax in subsequent years. The IRA also imposes a one percent excise tax on fair market value of corporate stock repurchases after December 31, 2022. This excise tax is recorded as part of the cost basis of treasury stock and is assessed on the fair market value of stock purchases, reduced by the fair value of any shares issued during the period. We have recorded $0.4 million and $0.5 million of excise tax in stockholders' equity, as part of the cost basis of treasury stock, for the second quarter and first six months of 2023, respectively.

U.K. Tax Law Change

In June 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023.

Coronavirus Disease 2019 (COVID-19)

COVID-19 has caused disruption to the global economy and has unfavorably impacted our company as well as the overall insurance industry. During 2022 and the first six months of 2023, we experienced lower mortality in our life products lines, resulting primarily from lessening impacts of COVID-19 on our insured population when compared to pandemic levels. Due to the volatile and unprecedented nature of these events, we still cannot fully estimate the ultimate impact of the COVID-19 pandemic. We continue to closely monitor pandemic trends that have and may continue to have adverse impacts on our business.

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

We exited a substantial portion of our Closed Block individual disability product line through the two phases of the reinsurance transaction that were executed in December 2020 and March 2021. As a result, we exclude the amortization of the cost of reinsurance that we recognized upon the exit of the business related to the policies on claim status as well as the impact of non-contemporaneous reinsurance that resulted from the adoption of ASU 2018-12. Due to the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. We believe that the exclusion of these items provides a better view of our results from our ongoing businesses.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended June 30
	2023		2022
	(in millions)	per share *	(in millions)	per share *
Net Income	$392.9	$1.98	$367.3	$1.81
Excluding:
Net Investment Gain (Loss) (net of tax expense (benefit) of $0.2; $(1.0))	0.7	—	(3.1)	(0.02)
Amortization of the Cost of Reinsurance (net of tax benefit of $2.3; $2.8)	(8.7)	(0.04)	(10.5)	(0.05)
Non-Contemporaneous Reinsurance (net of tax benefit of $2.0; $2.1)	(7.9)	(0.04)	(7.9)	(0.04)
After-tax Adjusted Operating Income	$408.8	$2.06	$388.8	$1.92

*Assuming Dilution

	Six Months Ended June 30
	2023		2022
	(in millions)	per share *	(in millions)	per share *
Net Income	$751.2	$3.78	$607.7	$2.99
Excluding:
Net Investment Gain (Loss) (net of tax expense (benefit) of $0.2; $(4.2))	0.8	0.01	(13.7)	(0.07)
Amortization of the Cost of Reinsurance (net of tax benefit of $4.6; $5.6)	(17.4)	(0.09)	(21.1)	(0.10)
Non-Contemporaneous Reinsurance (net of tax benefit of $3.6; $4.7)	(13.6)	(0.07)	(17.7)	(0.09)
After-tax Adjusted Operating Income	$781.4	$3.93	$660.2	$3.25

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(in millions of dollars)
Total Revenue	$3,112.2	$3,039.6	$6,148.3	$6,020.2
Excluding:
Net Investment Gain (Loss)	0.9	(4.1)	1.0	(17.9)
Adjusted Operating Revenue	$3,111.3	$3,043.7	$6,147.3	$6,038.1

Income Before Income Tax	$498.4	$439.2	$949.7	$734.9
Excluding:
Net Investment Gain (Loss)	0.9	(4.1)	1.0	(17.9)
Amortization of the Cost of Reinsurance	(11.0)	(13.3)	(22.0)	(26.7)
Non-Contemporaneous Reinsurance	(9.9)	(10.0)	(17.2)	(22.4)
Adjusted Operating Income	$518.4	$466.6	$987.9	$801.9

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to the liability for future policy benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. The critical accounting estimates for which there were significant changes during the six months ended June 30, 2023 due to the adoption of ASU 2018-12, are included below. For additional information on the accounting estimates for which there was not a significant change during the six months ended June 30, 2023, refer to the discussion under "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022.

Liability for Future Policy Benefits

Liabilities for future policy benefits represent the cost of claims that we estimate we will eventually pay to our policyholders and the related expenses for our non interest-sensitive products. Liability for future policy benefits includes policy liabilities for claims not yet incurred and for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Liability for future policy benefits equaled $38.9 billion and $38.6 billion at June 30, 2023 and December 31, 2022, respectively, or approximately 74.0 percent and 73.6 percent of our total liabilities, respectively. Liability for future policy benefits ceded to reinsurers was $7.9 billion and $8.1 billion at June 30, 2023 and December 31, 2022, respectively, and are reported as a reinsurance recoverable in our consolidated balance sheets.

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

The calculation of the liability for future policy benefits involves numerous assumptions including discount rate, lapses, mortality, and morbidity. Certain product lines may utilize additional assumptions in calculating the liability for future policy benefits in addition to those listed above such as premium rate increases for long-term care, benefit offsets for long-term disability, and claim costs for voluntary benefits. Claim costs capture the combined effect of the incidence rate, the expected level of benefit to be paid, and the claim resolution rate. Cash flow assumptions are reviewed and updated, as needed, at least annually. Assumptions may be updated more frequently if necessary based on trending experience.

On a quarterly basis, cohort level cash flow measures are updated based on the emergence of actual experience. The updated cash flows, based on experience emergence and any assumption updates, are used to determine the updated net premiums, the portion of the gross premium required to provide for all benefits and expenses, excluding acquisition costs or any costs that are required to be charged to expense as incurred. The updated net premium ratio is used to calculate the updated liability for future policy benefits as of the beginning of year, at the original discount rate. To the extent the present value of future benefits and expenses exceeds the present value of future gross premiums, an immediate charge is recognized in net income, such that net premiums are set equal to gross premiums. Future policy benefit liabilities are floored at zero at the cohort level in situations where the liabilities for future policy benefits are less than zero. The change in the liability for future policy benefits, at the original discount rate, as of the beginning of the year, resulting from cash flow changes is reflected as the change in benefits - remeasurement gain or loss in the consolidated statements of income. The impact of issuances, interest accretion, premiums collected, benefit payments and lapses are reflected as the change in benefits in the consolidated statements of income.

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

There were no significant changes in our cash flow assumptions during the six months ended June 30, 2023.

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

2021 Significant Cash Flow Assumption Updates:

The cash flow assumption updates in our US group long-term disability product line reduced our liability for future policy benefits by $215.0 million before tax with a corresponding increase to policy benefits - remeasurement gain, due primarily to sustained improvement in claim recovery trends since our last assumption update.

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

Regarding the 2020 COVID-19 pandemic and the related impact on the social and economic environment, we experienced elevated mortality and disability claim incidence rates during 2020 and 2021. Our view on our long-term mortality and morbidity expectations has not been impacted by this limited experience.

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

We also consider variability in our assumptions related to the long-term care liability for future policy benefits. In our estimation, scenarios based on certain variations in each of our assumptions could produce potential results as illustrated in the chart below. The liability for future policy benefits for long-term care is based upon a number of key assumptions, and each assumption has various factors which may impact the long-term outcome. Key assumptions with respect to active policy lapses and mortality, claim incidence and resolutions, and future premium rate increases must incorporate extended views of expectations for many years into the future. The liability for future policy benefits is highly sensitive to these estimates. Key assumptions and related impacts are also heavily interrelated in both their outcome and in their effects on the liability for future policy benefits. For example, changes in the view of morbidity and mortality might be mitigated by either potential future premium rate increases and/or morbidity improvements due to general improvement in health and/or medical breakthroughs. There is a potentially wide range of outcomes for each assumption and in totality. As a result, and given the size of the long-term care liability for future policy benefits in relation to the total liability for future policy benefits, our sensitivity analysis for long-term care reflects the potential impact to the present value of gross liability cash flows for future policy benefits for updates to our key assumptions. The sensitivity analysis related to our key assumptions for the long-term care liability for future policy benefits is as shown below. The impact of changes to these assumptions would partially be reflected in the period in which the assumptions are updated and partially across future periods.

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

Deferred Acquisition Costs (DAC)

DAC represents the deferred incremental direct costs associated with the successful acquisition of new or renewal insurance contracts. Such costs include commissions, other agency compensation, certain selection and policy issue expenses, and certain field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from the deferral. The DAC balance equaled $2,647.2 million and $2,560.0 million at June 30, 2023 and December 31, 2022 respectively, or approximately 4.3 percent and 4.2 percent of our total assets, respectively.

Generally, we do not expect our key assumptions for DAC to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

Certain of the policy issue expenses include employee costs resulting from time spent on acquisition activities that result in the sale or renewal of policies, including selling and underwriting. The estimates of time spent on the successful acquisition of new or renewal business are reviewed and updated, as needed, at least annually. There were no significant changes in these assumptions during the years ended December 31, 2022 or 2021 or the six months ended June 30, 2023.

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

During the years ended December 31, 2022 and 2021, we updated our policyholder lapse and mortality assumptions used to develop the future amortization for DAC for the Unum US individual disability and voluntary benefits product lines as well as for the Colonial Life segment, consistent with the related assumption updates for the corresponding liabilities for future policy benefits. There were no significant changes in these assumptions during the six months ended June 30, 2023.

See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our DAC accounting policy and DAC rollforward.

Accounting Developments

In 2018, the Financial Accounting Standards Board issued ASU 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts”. This update significantly amended the accounting and disclosure requirements for long-duration insurance contracts. The update was effective for periods beginning January 1, 2023. We adopted this guidance effective January 1, 2023 using the modified retrospective approach with changes applied as of January 1, 2021, also referred to as the transition date. We adjusted all prior period operating results, balance sheets, and related metrics throughout this document.

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Revenue
Premium Income	$2,509.1	3.9%	$2,416.0	$4,968.4	3.1%	$4,817.4
Net Investment Income	531.1	(5.0)	559.0	1,039.9	(4.3)	1,086.2
Net Investment Gain (Loss)	0.9	122.0	(4.1)	1.0	105.6	(17.9)
Other Income	71.1	3.5	68.7	139.0	3.3	134.5
Total Revenue	3,112.2	2.4	3,039.6	6,148.3	2.1	6,020.2

Benefits and Expenses
Policy Benefits	1,837.9	(1.5)	1,865.7	3,720.0	(3.3)	3,848.7
Policy Benefits - Remeasurement Gain	(84.3)	28.5	(65.6)	(230.0)	71.1	(134.4)
Commissions	286.1	4.3	274.4	580.0	5.9	547.6
Interest and Debt Expense	48.9	3.2	47.4	97.0	2.9	94.3
Deferral of Acquisition Costs	(156.5)	13.5	(137.9)	(314.2)	12.3	(279.7)
Amortization of Deferred Acquisition Costs	113.7	6.8	106.5	229.6	9.3	210.1
Compensation Expense	294.4	13.3	259.9	569.4	12.0	508.2
Other Expenses	273.6	9.4	250.0	546.8	11.5	490.5
Total Benefits and Expenses	2,613.8	0.5	2,600.4	5,198.6	(1.6)	5,285.3

Income Before Income Tax	498.4	13.5	439.2	949.7	29.2	734.9
Income Tax Expense	105.5	46.7	71.9	198.5	56.1	127.2

Net Income	$392.9	7.0	$367.3	$751.2	23.6	$607.7

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.257 and 1.256 for the three months ended June 30, 2023 and 2022, and 1.236 and 1.294 for the six months ended June 30, 2023 and 2022, respectively. If the 2022 results for our U.K. operations had been translated at the exchange rates of 2023, our adjusted operating revenue and adjusted operating income would have been generally consistent in the second quarter of 2022 and lower by approximately $19 million and $2 million, respectively, in the first six months of 2022. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income increased in each of our principal operating segments in the second quarter and first six months of 2023 compared to the same periods of 2022, primarily due to in-force block growth and higher overall sales. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income was lower during the second quarter and first six months of 2023 compared to the same periods of 2022 due to lower miscellaneous investment income, primarily related to smaller increases in the net asset values (NAV) on our private equity partnerships, and lower investment income from inflation index-linked bonds held by Unum UK, partially offset by a higher level of invested assets and an increased yield on invested assets.

We did not recognize any credit losses on fixed maturity securities during the second quarters of 2023 or 2022 or during the first six months of 2023. Credit losses on fixed maturity securities were $4.1 million during the first six months of 2022. Included in net investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in investment gains (losses) of $5.2 million and $(0.8) million in the second quarters of 2023 and 2022, respectively, and $5.5 million and $(4.2) million in the first six months of 2023 and 2022, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on investment gains and losses.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only business, and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment.

Overall benefits experience was favorable in the second quarter and first six months of 2023 relative to the same periods of 2022. The consolidated benefit ratio, which includes the remeasurement gain or loss, was 69.9 percent and 70.2 percent in the second quarter and first six months of 2023, respectively, compared to 74.5 percent and 77.1 percent for the same prior year periods. Excluding the impact of non-contemporaneous reinsurance, the consolidated benefit ratio was 69.5 percent and 69.9 percent in the second quarter and first six months of 2023, respectively, compared to 74.1 percent and 76.6 percent for the same prior year periods. The benefit ratio for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were higher during the second quarter and first six months of 2023 compared to the same periods of 2022 driven primarily by higher sales and in-force block growth in our principal operating segments. The increase in the amortization of deferred acquisition costs in the second quarter and first six months of 2023 compared to the same periods of 2022 is due primarily to growth in the level of the deferred asset in our Unum US supplemental and voluntary product lines and in our Colonial Life segment.

Other expenses and compensation expense, on a combined basis, increased in the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to an increase in employee-related costs, an increase in operational investments in our business, and growth in our fee-based service products.

Our effective income tax rates for the second quarter and first six months of 2023 were 21.2 percent and 20.9 percent of income before income tax, respectively, compared to 16.4 percent and 17.3 percent for the same prior year periods. Our effective income tax rates were generally consistent with the U.S. statutory rate of 21 percent in effect for the second quarter and first six months of 2023. Our effective income tax rates differed from the U.S. statutory rate of 21 percent in effect for the second quarter and first six months of 2022 primarily due to the foreign tax rate differential.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Unum US	$314.6	20.0%	$262.1	$591.2	21.2%	$487.9

Unum International	$60.6	69.3%	$35.8	$106.4	52.0%	$70.0

Colonial Life	$122.0	3.2%	$118.2	$228.8	3.0%	$222.2

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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income	$1,641.4	4.5%	$1,571.0	$3,251.0	4.4%	$3,114.0
Net Investment Income	158.0	(5.8)	167.8	315.3	(6.9)	338.8
Other Income	54.5	7.5	50.7	108.1	10.5	97.8
Total	1,853.9	3.6	1,789.5	3,674.4	3.5	3,550.6

Benefits and Expenses
Policy Benefits	1,071.9	(1.5)	1,087.7	2,201.3	(3.1)	2,272.0
Policy Benefits - Remeasurement Gain	(88.0)	0.5	(87.6)	(239.0)	56.2	(153.0)
Commissions	160.5	4.2	154.1	329.4	7.2	307.3
Deferral of Acquisition Costs	(77.1)	18.8	(64.9)	(156.1)	17.2	(133.2)
Amortization of Deferred Acquisition Costs	63.4	8.0	58.7	129.2	11.8	115.6
Other Expenses	380.1	8.7	349.6	754.0	10.6	681.7
Total	1,510.8	0.9	1,497.6	3,018.8	(2.3)	3,090.4

Adjusted Operating Income	$343.1	17.5	$291.9	$655.6	42.5	$460.2

Operating Ratios (% of Premium Income):
Benefit Ratio	59.9%		63.7%	60.4%		68.0%
Other Expense Ratio[1]	22.4%		21.6%	22.5%		21.2%
Adjusted Operating Income Ratio	20.9%		18.6%	20.2%		14.8%

[1]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$516.1	8.8%	$474.4	$1,020.8	8.8%	$938.3
Group Short-term Disability	256.2	10.4	232.1	496.5	9.4	453.7
Total Premium Income	772.3	9.3	706.5	1,517.3	9.0	1,392.0
Net Investment Income	81.1	(7.3)	87.5	162.2	(8.8)	177.8
Other Income	53.8	8.0	49.8	106.4	11.9	95.1
Total	907.2	7.5	843.8	1,785.9	7.3	1,664.9

Benefits and Expenses
Policy Benefits	513.9	(4.0)	535.3	1,068.4	(2.8)	1,099.2
Policy Benefits - Remeasurement Gain	(55.3)	(13.6)	(64.0)	(162.8)	35.2	(120.4)
Commissions	57.0	6.7	53.4	115.4	9.0	105.9
Deferral of Acquisition Costs	(15.8)	26.4	(12.5)	(30.4)	20.6	(25.2)
Amortization of Deferred Acquisition Costs	12.8	0.8	12.7	25.9	8.8	23.8
Other Expenses	234.8	10.0	213.4	463.9	12.2	413.3
Total	747.4	1.2	738.3	1,480.4	(1.1)	1,496.6

Adjusted Operating Income	$159.8	51.5	$105.5	$305.5	81.5	$168.3

Operating Ratios (% of Premium Income):
Benefit Ratio	59.4%		66.7%	59.7%		70.3%
Other Expense Ratio[1]	28.4%		28.2%	28.6%		27.8%
Adjusted Operating Income Ratio	20.7%		14.9%	20.1%		12.1%

Persistency:
Group Long-term Disability				91.0%		90.9%
Group Short-term Disability				88.6%		89.2%

[1]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

Premium income was higher in the second quarter and first six months of 2023 compared to the same periods of 2022 driven primarily by in-force block growth and higher sales, partially offset by lower persistency in the group short-term disability product line. Net investment income was lower in the second quarter and first six months of 2023 relative to the same periods of 2022 due primarily to a decrease in the level of invested assets and lower miscellaneous investment income. Also impacting the comparison for the first six months of 2023 is a decrease in the yield on invested assets. Other income increased in the second quarter and first six months of 2023 compared to the same periods of 2022 due to growth in our fee-based service products.

The benefit ratio was favorable in the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to lower claim incidence in our group long-term disability product line and favorable discount rate impacts on new claims. New claims for our group products are established using the discount rate based on an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate, as of the policy issuance or policy renewal date. As a result, the increase in the discount rates for the second quarter and first six months of 2023 compared to the same periods of 2022 contributed to the favorable benefits experience. Also impacting the comparison for the first six months of 2023 relative to the same period of 2022 was favorable claim resolutions driven by recoveries in our group long-term disability product line.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to in-force block growth and higher sales. The amortization of deferred acquisition costs was generally consistent in the second quarter of 2023 with the same period of 2022. The amortization of deferred acquisition costs was higher in the first six months of 2023 compared to the same period of 2022 primarily due to an increase in lapses in our group short-term disability product line. Our other expense ratio, which includes other income that is primarily related to fee-based service products, increased in the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to increases in employee-related costs and an increase in operational investments in our business, particularly related to growth in our fee-based service products.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Group Life	$418.2	(0.3)%	$419.6	$831.3	(0.1)%	$832.2
Accidental Death & Dismemberment	43.6	(0.5)	43.8	87.1	1.4	85.9
Total Premium Income	461.8	(0.3)	463.4	918.4	—	918.1
Net Investment Income	21.9	(12.0)	24.9	44.5	(10.6)	49.8
Other Income	0.1	(75.0)	0.4	0.5	(37.5)	0.8
Total	483.8	(1.0)	488.7	963.4	(0.5)	968.7

Benefits and Expenses
Policy Benefits	341.1	(0.5)	342.9	704.6	(6.1)	750.0
Policy Benefits - Remeasurement Gain	(4.2)	(71.2)	(14.6)	(25.4)	14.4	(22.2)
Commissions	38.3	0.3	38.2	78.0	4.1	74.9
Deferral of Acquisition Costs	(10.1)	14.8	(8.8)	(19.9)	11.2	(17.9)
Amortization of Deferred Acquisition Costs	9.5	(5.9)	10.1	19.3	(1.0)	19.5
Other Expenses	57.6	2.5	56.2	115.1	4.4	110.3
Total	432.2	1.9	424.0	871.7	(4.7)	914.6

Adjusted Operating Income	$51.6	(20.2)	$64.7	$91.7	69.5	$54.1

Operating Ratios (% of Premium Income):
Benefit Ratio	73.0%		70.8%	74.0%		79.3%
Other Expense Ratio	12.5%		12.1%	12.5%		12.0%
Adjusted Operating Income Ratio	11.2%		14.0%	10.0%		5.9%

Persistency:
Group Life				89.3%		89.4%
Accidental Death & Dismemberment				88.1%		88.2%

Premium income was generally consistent in the second quarter and first six months of 2023 compared to the same periods of 2022. Net investment income was lower in the second quarter and first six months of 2023 relative to the same periods of 2022 due primarily to a decrease in the level of invested assets and lower miscellaneous investment income.

The benefit ratio was unfavorable in the second quarter of 2023 compared to the same period of 2022 due primarily to higher incidence in both the group life and accidental death & dismemberment product lines, partially offset by a lower average claim size in the group life product line. The benefit ratio was favorable for the first six months of 2023 compared to the same period of 2022 due to lower mortality in the group life product line, resulting primarily from lessening impacts of COVID-19 on our insured population.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to higher sales. The amortization of deferred acquisition costs in the second quarter and first six months of 2023 was generally consistent compared to the same periods of 2022. The other expense ratio increased in the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to an increase in employee-related costs and operational investments in our business.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$213.4	(0.5)%	$214.4	$427.9	(1.2)%	$433.0
Individual Disability	125.8	6.8	117.8	250.0	8.0	231.4
Dental and Vision	68.1	(1.2)	68.9	137.4	(1.5)	139.5
Total Premium Income	407.3	1.5	401.1	815.3	1.4	803.9
Net Investment Income	55.0	(0.7)	55.4	108.6	(2.3)	111.2
Other Income	0.6	20.0	0.5	1.2	(36.8)	1.9
Total	462.9	1.3	457.0	925.1	0.9	917.0

Benefits and Expenses
Policy Benefits	216.9	3.5	209.5	428.3	1.3	422.8
Policy Benefits - Remeasurement Gain	(28.5)	N.M	(9.0)	(50.8)	N.M	(10.4)
Commissions	65.2	4.3	62.5	136.0	7.5	126.5
Deferral of Acquisition Costs	(51.2)	17.4	(43.6)	(105.8)	17.4	(90.1)
Amortization of Deferred Acquisition Costs	41.1	14.5	35.9	84.0	16.2	72.3
Other Expenses	87.7	9.6	80.0	175.0	10.7	158.1
Total	331.2	(1.2)	335.3	666.7	(1.8)	679.2

Adjusted Operating Income	$131.7	8.2	$121.7	$258.4	8.7	$237.8

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits	39.2%		42.4%	37.6%		43.7%
Individual Disability	42.1%		50.3%	43.7%		52.4%
Dental and Vision	76.2%		72.9%	78.2%		73.1%
Other Expense Ratio	21.5%		19.9%	21.5%		19.7%
Adjusted Operating Income Ratio	32.3%		30.3%	31.7%		29.6%

Persistency:
Voluntary Benefits				74.4%		75.8%
Individual Disability				89.3%		89.4%
Dental and Vision				76.1%		82.0%

N.M. = not a meaningful percentage

Premium income was higher in the second quarter and first six months of 2023 compared to the same periods of 2022, due primarily to higher sales in the individual disability product line, partially offset by lower persistency in the voluntary benefits and dental and vision product lines. Net investment income decreased in the second quarter and first six months of 2023 compared to the same periods of 2022 primarily due to a decline in the yield on invested assets and lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

The benefit ratio for voluntary benefits was favorable in the second quarter and first six months of 2023 compared to the same periods of 2022 due to favorable reserve development and increased lapses. The benefit ratio for the individual disability product line was favorable in the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to higher mortality. The benefit ratio for the dental and vision product line was unfavorable in the second quarter and first six months of 2023 due primarily to higher average claims size and higher claim incidence.

Commissions and deferral of acquisition costs were higher in the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to higher sales in the individual disability product line. The amortization of deferred acquisition costs was higher in the second quarter and first six months of 2023 compared to the same periods of 2022 due to growth in the level of the deferred asset. Our other expense ratio increased in the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to an increase in employee-related costs and an increase in operational investments in our business, partially offset by a decrease in the allowance for expected credit losses on premium receivable balances during the second quarter and first six months of 2023 compared to the same periods of 2022.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$65.6	3.8%	$63.2	$119.5	15.1%	$103.8
Group Short-term Disability	49.6	36.6	36.3	86.6	35.1	64.1
Group Life and AD&D	88.6	15.1	77.0	127.7	15.5	110.6
Subtotal	203.8	15.5	176.5	333.8	19.9	278.5
Supplemental and Voluntary
Voluntary Benefits	62.6	15.9	54.0	173.5	17.0	148.3
Individual Disability	28.7	53.5	18.7	55.4	42.1	39.0
Dental and Vision	19.5	51.2	12.9	28.5	29.0	22.1
Subtotal	110.8	29.4	85.6	257.4	22.9	209.4
Total Sales	$314.6	20.0	$262.1	$591.2	21.2	$487.9

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$105.3	1.1%	$104.2	$189.3	11.5%	$169.8
Large Case Market	98.5	36.2	72.3	144.5	32.9	108.7
Subtotal	203.8	15.5	176.5	333.8	19.9	278.5
Supplemental and Voluntary	110.8	29.4	85.6	257.4	22.9	209.4
Total Sales	$314.6	20.0	$262.1	$591.2	21.2	$487.9

Group sales increased during the second quarter of 2023 compared to the same period of 2022 due to higher sales to new customers in the large case market, which we define as employee groups with greater than 2,000 employees, and higher sales to new and existing customers in the core market. Group sales increased during the first six months of 2023 compared to the same period of 2022 due to higher sales to new and existing customers in the large case market and higher sales to existing customers in the core market. The sales mix in the group market sector for the first six months of 2023 was approximately 57 percent core market and 43 percent large case market.

Voluntary benefits sales increased during the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to higher sales to existing customers in the large case market and higher sales to new customers in the core market. Also impacting the increase in voluntary benefits sales during the first six months of 2023 was higher sales to new customers in the large case market. Individual disability sales, which are primarily concentrated in the multi-life market, increased in the second quarter and first six months of 2023 compared to the same periods of 2022 due to higher sales to both new and existing customers. Dental and vision sales increased during the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to higher sales to new customers.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$104.7	11.0%	$94.3	$196.4	(0.7)%	$197.7
Group Life	41.1	23.4	33.3	80.3	22.6	65.5
Supplemental	33.5	13.9	29.4	65.3	11.8	58.4
Unum Poland	28.6	27.7	22.4	54.5	19.5	45.6
Total Premium Income	207.9	15.9	179.4	396.5	8.0	367.2
Net Investment Income	45.8	(9.8)	50.8	76.7	(10.1)	85.3
Other Income	0.1	(66.7)	0.3	0.5	—	0.5
Total	253.8	10.1	230.5	473.7	4.6	453.0

Benefits and Expenses
Policy Benefits	147.3	13.5	129.8	279.2	5.2	265.5
Policy Benefits - Remeasurement Loss (Gain)	—	(100.0)	21.3	(4.4)	(112.9)	34.1
Commissions	18.9	26.0	15.0	35.5	18.7	29.9
Deferral of Acquisition Costs	(3.5)	20.7	(2.9)	(7.0)	9.4	(6.4)
Amortization of Deferred Acquisition Costs	1.9	(29.6)	2.7	3.7	(22.9)	4.8
Other Expenses	45.7	25.2	36.5	84.8	19.3	71.1
Total	210.3	3.9	202.4	391.8	(1.8)	399.0

Adjusted Operating Income	$43.5	54.8	$28.1	$81.9	51.7	$54.0

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£83.6	11.3%	£75.1	£159.1	4.5%	£152.2
Group Life	32.8	23.8	26.5	65.1	28.9	50.5
Supplemental	26.7	14.1	23.4	52.8	17.3	45.0
Total Premium Income	143.1	14.5	125.0	277.0	11.8	247.7
Net Investment Income	34.5	(12.0)	39.2	58.2	(8.2)	63.4
Other Income	0.1	N.M	—	0.1	—	0.1
Total	177.7	8.2	164.2	335.3	7.7	311.2

Benefits and Expenses
Policy Benefits	103.6	11.9	92.6	199.1	9.1	182.5
Policy Benefits - Remeasurement Loss (Gain)	(0.1)	(100.6)	17.3	(3.9)	(114.4)	27.0
Commissions	10.1	16.1	8.7	19.0	12.4	16.9
Deferral of Acquisition Costs	(1.1)	—	(1.1)	(2.1)	(8.7)	(2.3)
Amortization of Deferred Acquisition Costs	1.4	(26.3)	1.9	2.5	(19.4)	3.1
Other Expenses	29.5	26.6	23.3	55.4	26.2	43.9
Total	143.4	0.5	142.7	270.0	(0.4)	271.1

Adjusted Operating Income	£34.3	59.5	£21.5	£65.3	62.8	£40.1

Weighted Average Pound/Dollar Exchange Rate	1.257		1.256	1.236		1.294

Operating Ratios (% of Premium Income):
Benefit Ratio	72.3%		87.9%	70.5%		84.6%
Other Expense Ratio	20.6%		18.6%	20.0%		17.7%
Adjusted Operating Income Ratio	24.0%		17.2%	23.6%		16.2%

Persistency:
Group Long-term Disability				90.9%		87.4%
Group Life				82.6%		88.1%
Supplemental				90.0%		91.5%

N.M. = not a meaningful percentage

Premium income was higher in the second quarter and first six months of 2023 compared to the same periods of 2022 due to in-force block growth and higher sales.

Net investment income was lower in the second quarter and first six months of 2023 compared to the same periods of 2022 due to lower investment income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

The benefit ratio was favorable in the second quarter and first six months of 2023 compared to the same periods of 2022 due to favorable claim incidence, favorable claim resolutions primarily driven by higher mortality and higher discount rates on new claims in the group long-term disability product line, and lower inflation-linked experience in benefits, partially offset by higher mortality in the group life product line.

Commissions were higher in the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to in-force block growth and higher sales. The deferral of acquisition costs and the amortization of deferred acquisition costs were generally consistent in the second quarter and first six months of 2023 compared to the same periods of 2022. The other expense ratio was higher in the second quarter and first six months of 2023 compared to the same periods of 2022 due to an increase in employee-related costs and operational investments in the business.

Sales

(in millions of dollars and pounds)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Unum International Sales by Product
Unum UK
Group Long-term Disability	$20.9	58.3%	$13.2	$30.1	4.5%	$28.8
Group Life	23.1	83.3	12.6	39.3	88.0	20.9
Supplemental	8.3	29.7	6.4	20.2	64.2	12.3
Unum Poland	8.3	130.6	3.6	16.8	110.0	8.0
Total Sales	$60.6	69.3	$35.8	$106.4	52.0	$70.0

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$16.0	40.4%	$11.4	$28.5	21.3%	$23.5
Large Case Market	28.0	94.4	14.4	40.9	56.1	26.2
Subtotal	44.0	70.5	25.8	69.4	39.6	49.7
Supplemental	8.3	29.7	6.4	20.2	64.2	12.3
Unum Poland	8.3	130.6	3.6	16.8	110.0	8.0
Total Sales	$60.6	69.3	$35.8	$106.4	52.0	$70.0

Unum UK Sales by Product
Group Long-term Disability	£16.8	60.0%	£10.5	£24.3	10.0%	£22.1
Group Life	18.5	85.0	10.0	31.8	96.3	16.2
Supplemental	6.6	32.0	5.0	16.4	74.5	9.4
Total Sales	£41.9	64.3	£25.5	£72.5	52.0	£47.7

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£12.9	41.8%	£9.1	£23.1	28.3%	£18.0
Large Case Market	22.4	96.5	11.4	33.0	62.6	20.3
Subtotal	35.3	72.2	20.5	56.1	46.5	38.3
Supplemental	6.6	32.0	5.0	16.4	74.5	9.4
Total Sales	£41.9	64.3	£25.5	£72.5	52.0	£47.7

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales increased in the second quarter of 2023 compared to the same period of 2022, driven by higher sales to new and existing customers in the large case market, which we define as employee groups with greater than 500 employees, and higher sales to new customers in the core market. Group long-term disability sales were higher in the first six months of 2023 compared to the same period of 2022 driven by higher sales to new customers in the core market and existing customers in the large case market, partially offset by lower sales to new customers in the large case market.

Group life sales increased in the second quarter and first six months of 2023 compared to the same periods of 2022 driven primarily by higher sales to new customers in both the large case and core markets.

Supplemental sales increased in the second quarter and first six months of 2023 compared to the same periods of 2022 due to higher sales in our group critical illness and dental product lines.

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

In 2023, we expect sales and premium growth to continue, alongside improving claim experience. We recognize that 2022 earnings benefited from inflation linked income that we expect to trend towards a more normalized level in 2023 and could pressure earnings growth when inflation begins to decline. We may see impacts to net investment income and fluctuations in our benefit ratio as inflation continues to moderate. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$235.6	(1.1)%	$238.2	$471.3	(1.4)%	$477.9
Life	106.6	5.2	101.3	211.9	4.4	203.0
Cancer and Critical Illness	88.4	0.3	88.1	176.9	(0.3)	177.4
Total Premium Income	430.6	0.7	427.6	860.1	0.2	858.3
Net Investment Income	38.0	(1.8)	38.7	75.3	(2.0)	76.8
Other Income	0.4	100.0	0.2	0.6	20.0	0.5
Total	469.0	0.5	466.5	936.0	—	935.6

Benefits and Expenses
Policy Benefits	220.2	(4.8)	231.3	441.1	(6.5)	471.8
Policy Benefits - Remeasurement Gain	(12.2)	N.M	(1.4)	(5.4)	(57.1)	(12.6)
Commissions	88.6	2.5	86.4	177.9	3.4	172.0
Deferral of Acquisition Costs	(75.9)	8.3	(70.1)	(151.1)	7.9	(140.1)
Amortization of Deferred Acquisition Costs	48.4	7.3	45.1	96.7	7.8	89.7
Other Expenses	84.4	7.4	78.6	167.4	7.8	155.3
Total	353.5	(4.4)	369.9	726.6	(1.3)	736.1

Adjusted Operating Income	$115.5	19.6	$96.6	$209.4	5.0	$199.5

Operating Ratios (% of Premium Income):
Benefit Ratio	48.3%		53.8%	50.7%		53.5%
Other Expense Ratio	19.6%		18.4%	19.5%		18.1%
Adjusted Operating Income Ratio	26.8%		22.6%	24.3%		23.2%

Persistency:
Accident, Sickness, and Disability				72.7%		74.2%
Life				84.2%		85.3%
Cancer and Critical Illness				82.0%		82.4%

N.M. = not a meaningful percentage
Premium income in the second quarter and first six months of 2023 was favorable compared to the same periods of 2022 due to higher sales in prior periods, partially offset by lower persistency. Net investment income decreased during the second quarter and first six months of 2023 relative to the same periods of 2022 due primarily to lower miscellaneous investment income. Also impacting the comparison for the first six months of 2023 relative to the same period of 2022 is an increase in the level of invested assets.

The benefit ratio during the second quarter and first six months of 2023 was favorable compared to the same periods of 2022 across all product lines primarily due to lower claim costs in the accident, sickness and disability and cancer and critical illness product lines. Also impacting the comparison for the first six months of 2023 relative to the same period of 2022 was favorable mortality experience in the life product line resulting from lessening impacts of COVID-19.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2023 relative to the same periods of 2022 due to higher sales in prior periods. The amortization of deferred acquisition costs was higher during the second quarter and first six months of 2023 relative to the same periods of 2022 due to growth in the level of the deferred asset. The other expense ratio was higher in the second quarter and first six months of 2023 relative to the same periods of 2022 due primarily to an increase in employee-related costs and an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Sales by Product
Accident, Sickness, and Disability	$74.9	2.6%	$73.0	$141.4	2.0%	$138.6
Life	30.2	5.2	28.7	56.4	7.4	52.5
Cancer and Critical Illness	16.9	2.4	16.5	31.0	(0.3)	31.1
Total Sales	$122.0	3.2	$118.2	$228.8	3.0	$222.2

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$81.0	2.1%	$79.3	$154.4	1.6%	$152.0
Large Case Market	11.7	(13.3)	13.5	21.8	(14.8)	25.6
Subtotal	92.7	(0.1)	92.8	176.2	(0.8)	177.6
Public Sector	29.3	15.4	25.4	52.6	17.9	44.6
Total Sales	$122.0	3.2	$118.2	$228.8	3.0	$222.2

Commercial market sales were generally consistent in the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to lower sales to existing customers in the large case market, which we define as accounts with greater than 1,000 employees, offset by higher sales to existing customers in the core market. Public sector market sales increased in the second quarter and first six months of 2023 compared to the same periods of 2022 due to higher sales to existing customers, partially offset by lower sales to new customers.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Long-term Care	$174.0	0.2%	$173.7	$349.1	0.2%	$348.5
All Other	55.2	(14.2)	64.3	111.7	(13.7)	129.4
Total Premium Income	229.2	(3.7)	238.0	460.8	(3.6)	477.9
Net Investment Income	263.9	(9.5)	291.5	521.1	(8.0)	566.3
Other Income	13.8	(16.4)	16.5	27.3	(16.0)	32.5
Total	506.9	(7.2)	546.0	1,009.2	(6.3)	1,076.7

Benefits and Expenses
Policy Benefits	398.5	(4.4)	416.9	798.4	(4.9)	839.4
Policy Benefits - Remeasurement Loss (Gain)	15.9	N.M	2.1	18.8	N.M	(2.9)
Commissions	18.1	(4.2)	18.9	37.2	(3.1)	38.4
Other Expenses	44.1	(0.9)	44.5	84.6	(0.9)	85.4
Total	476.6	(1.2)	482.4	939.0	(2.2)	960.3

Income Before Income Tax and Net Investment Gains and Losses	30.3	(52.4)	63.6	70.2	(39.7)	116.4
Amortization of the Cost of Reinsurance	11.0	(17.3)	13.3	22.0	(17.6)	26.7
Non-Contemporaneous Reinsurance	9.9	(1.0)	10.0	17.2	(23.2)	22.4
Adjusted Operating Income	$51.2	(41.1)	$86.9	$109.4	(33.9)	$165.5

Interest Adjusted Loss Ratio:
Long-term Care	92.4%		84.9%	89.5%		83.5%

Operating Ratios (% of Premium Income):
Other Expense Ratio[1]	14.4%		13.1%	13.6%		12.3%
Income Ratio	13.2%		26.7%	15.2%		24.4%
Adjusted Operating Income Ratio	22.3%		36.5%	23.7%		34.6%

Persistency:
Long-term Care				95.4%		95.4%

[1]Excludes amortization of the cost of reinsurance.

N.M. = not a meaningful percentage

Premium income for long-term care in the second quarter and first six months of 2023 was generally consistent with the same periods of 2022. Premium income for our "All Other" product line continues to decline as expected due to policyholder lapses.

Net investment income was lower during the second quarter and first six months of 2023 relative to the same periods of 2022 due to lower miscellaneous investment income, primarily related to smaller increases in the NAV on our private equity partnerships, partially offset by an increase in the level of invested assets.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

The interest adjusted loss ratio for long-term care was unfavorable during the second quarter and first six months of 2023 relative to the same periods of 2022 driven primarily by higher claim incidence. The interest adjusted loss ratio for long-term care for the rolling twelve months was 86.6 percent.

The other expense ratio, excluding the amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction, was higher in the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to a decline in expense allowances related to the ceded block of individual disability business. Also contributing to the higher other expense ratio in the first six months of 2023 compared to the same periods of 2022 was an increase in employee-related costs.

Individual Disability Reinsurance Transaction

As shown in the chart above, we exclude from income before income tax and net investment gains and losses, the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction, where we ceded a significant portion of this business. As a result of the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. The impact of non-contemporaneous reinsurance in the second quarter of 2023 was consistent with the same period of 2022. The decrease in the effects of non-contemporaneous reinsurance treatment in the first six months of 2023 compared to the same period of 2022 is due to less favorable experience in this block which resulted in a smaller net change in reserves in the first six months of 2023 compared to the same period of 2022.

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

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, resolutions, investment returns, premium rate increases, and persistency. We believe that the interest adjusted loss ratio for long-term care will be relatively flat over the long term, but may continue to experience quarterly volatility, particularly in the near term as our claim block matures and as we continue the implementation of premium rate increases. We expect the long-term care interest adjusted loss ratio to be in the 85 to 90 percent range over the long term with some quarterly volatility. Claim resolution rates which reflect the probability that a disability or long-term care claim will close due to recovery or death of the insureds, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, mortality, morbidity, claim resolutions, premium rate increases, and lapses, could result in a material impact to our reserves. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

As a result of the execution of the reinsurance transaction related to our Closed Block individual disability line of business, we have fully ceded a significant portion of this business. We expect that earnings will continue to be impacted by the amortization of the cost of reinsurance and the impacts of non-contemporaneous reinsurance, but we anticipate these impacts will decline over time with the run-off pattern of the reserves.

For further discussion of ASU 2018-12, see Note 2 of the “Notes to the Consolidated Financial Statements” contained herein in Item 8.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Net Investment Income	$25.4	149.0%	$10.2	$51.5	171.1%	$19.0
Other Income	2.3	130.0	1.0	2.5	(21.9)	3.2
Total	27.7	147.3	11.2	54.0	143.2	22.2

Interest, Debt, and Other Expenses	62.6	30.1	48.1	122.4	23.0	99.5

Adjusted Operating Loss	$(34.9)	(5.4)	$(36.9)	$(68.4)	(11.5)	$(77.3)

Adjusted operating loss decreased in the second quarter and first six months of 2023 relative to the same periods of 2022 due primarily to increased net investment income, which was driven by an increase in yield on invested assets, partially offset by higher pension expenses.

Segment Outlook

We expect to continue to generate excess capital on an annual basis through the statutory earnings in our insurance subsidiaries and believe we are well positioned with flexibility to preserve our capital strength while also returning capital to our shareholders. We may experience volatility in net investment income due to changes in the prevailing interest rates as well as both the composition and level of invested assets.

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

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of June 30, 2023

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,507.1	$(186.4)	$1,911.3	$223.9	$595.8	$37.5
Capital Goods	3,175.8	(179.6)	2,060.7	255.5	1,115.1	75.9
Communications	2,328.7	(130.2)	1,361.1	220.6	967.6	90.4
Consumer Cyclical	1,416.5	(117.2)	1,141.9	139.2	274.6	22.0
Consumer Non-Cyclical	5,923.4	(466.5)	4,000.2	602.0	1,923.2	135.5
Energy	2,652.2	(56.1)	1,366.5	143.3	1,285.7	87.2
Financial Institutions	3,536.9	(447.8)	3,138.2	469.8	398.7	22.0
Mortgage/Asset-Backed	556.1	(20.6)	390.5	27.0	165.6	6.4
Sovereigns	870.7	(115.9)	486.1	134.4	384.6	18.5
Technology	1,520.3	(156.8)	1,339.9	166.7	180.4	9.9
Transportation	1,603.5	(155.3)	1,244.3	177.0	359.2	21.7
U.S. Government Agencies and Municipalities	4,106.7	(425.2)	2,583.9	559.7	1,522.8	134.5
Public Utilities	5,176.2	(196.4)	2,720.6	345.5	2,455.6	149.1
Total	$35,374.1	$(2,654.0)	$23,745.2	$3,464.6	$11,628.9	$810.6

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of June 30, 2023 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2023. The increase in the unrealized loss on fixed maturity securities during the second quarter of 2023 was due primarily to an increase in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2023		2022
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$89.7	$38.2	$63.0	$523.7	$514.7
> 90 <= 180 days	45.9	14.2	316.6	879.0	1,177.1
> 180 <= 270 days	21.0	169.2	614.5	945.4	268.9
> 270 days <= 1 year	234.9	461.9	1,126.6	218.6	147.1
> 1 year <= 2 years	2,203.2	1,678.1	484.0	195.0	66.5
> 2 years <= 3 years	58.3	64.8	19.2	2.9	6.5
> 3 years	2.1	1.9	—	—	—
Sub-total	2,655.1	2,428.3	2,623.9	2,764.6	2,180.8

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	28.2	—	10.6	—	10.3
> 90 <= 180 days	—	5.5	—	22.3	37.8
> 180 <= 270 days	10.0	—	28.5	564.2	80.6
> 270 days <= 1 year	—	24.1	320.2	427.4	39.4
> 1 year <= 2 years	547.0	367.1	532.7	176.5	39.8
> 2 years <= 3 years	58.1	51.7	29.6	18.5	—
Sub-total	643.3	448.4	921.6	1,208.9	207.9

Fair Value <= 40% of Amortized Cost

> 1 year <= 2 years	16.5	—	—	—	—
Sub-total	16.5	—	—	—	—

Total	$3,314.9	$2,876.7	$3,545.5	$3,973.5	$2,388.7

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2023		2022
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$2.7	$1.5	$1.8	$27.1	$73.4
> 90 <= 180 days	1.2	—	12.6	58.5	92.8
> 180 <= 270 days	—	6.3	39.1	103.8	13.5
> 270 days <= 1 year	5.8	31.8	84.7	15.2	3.3
> 1 year <= 2 years	112.2	82.9	17.5	3.8	0.2
> 2 years <= 3 years	—	—	0.5	0.7	1.4
> 3 years	2.9	2.5	2.7	3.4	2.9
Sub-total	124.8	125.0	158.9	212.5	187.5

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	—	—	—	6.1
> 180 <= 270 days	—	—	—	5.0	3.4
> 270 days <= 1 year	—	—	7.6	—	1.4
> 1 year <= 2 years	1.3	—	1.3	—	—
> 2 years <= 3 years	—	—	5.1	6.2	5.4
> 3 years	13.8	13.7	9.6	9.9	9.1
Sub-total	15.1	13.7	23.6	21.1	25.4

Fair Value <= 40% of Amortized Cost

> 270 days <= 1 year	0.1	—	—	—	—
> 1 year <= 2 years	9.5	11.2	—	—	—
> 3 years	0.2	—	—	—	—
Sub-total	9.8	11.2	—	—	—

Total	$149.7	$149.9	$182.5	$233.6	$212.9

As of June 30, 2023, we held 56 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of June 30, 2023

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Numbers of Issuers
Basic Industry	$207.4	$(52.9)	4
Capital Goods	179.1	(37.2)	3
Communications	428.3	(92.2)	7
Consumer Cyclical	239.9	(51.3)	4
Consumer Non-Cyclical	487.7	(91.0)	7
Energy	137.5	(25.3)	2
Financial Institutions	806.4	(128.7)	9
Mortgage/Asset-Backed	346.3	(25.6)	1
Sovereigns	465.5	(124.2)	2
Technology	376.5	(70.2)	6
Transportation	238.0	(59.1)	5
U.S. Government Agencies and Municipalities	36.3	(11.2)	1
Public Utilities	325.2	(78.6)	5
Total	$4,274.1	$(847.5)	56

At June 30, 2023, we held one below investment-grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security is a pharmaceutical company and had a fair value of $39.0 million and a gross unrealized loss of $11.1 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At June 30, 2023, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to higher interest rates, wider credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

We had no individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first six months of 2023 or 2022.

As of June 30, 2023, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $1,955.5 million and $1,815.0 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased from 4.6 percent at December 31, 2022 to 4.1 percent at June 30, 2023 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,372.8 million and $2,435.4 million at June 30, 2023 and December 31, 2022, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $11.1 million and $9.3 million at June 30, 2023 and December 31, 2022, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of non-performing mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held no specifically identified impaired mortgage loans at June 30, 2023 or December 31, 2022. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,268.1 million and $1,194.3 million at June 30, 2023 and December 31, 2022, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $19.8 million and $34.1 million for the partnerships in the second quarter and first six months of 2023, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $840.1 million of commitments for additional investments in the partnerships at June 30, 2023 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, credit risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, credit default swaps, and total return swaps. During the first six months of 2023, we entered into $772.0 million of notional forward U.S. Treasury interest rate locks in our long-term care product line to manage our reinvestment risk. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. We had no credit exposure on derivatives at June 30, 2023. At June 30, 2023, the carrying value of fixed maturity securities and cash collateral received from our counterparties was $18.5 million and $28.4 million, respectively. The carrying value of fixed maturity securities posted as collateral to our counterparties was $41.5 million at June 30, 2023. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 5 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

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

The liquidity requirements of the holding company, Unum Group, include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of June 30, 2023, Unum Group and our intermediate holding companies had available holding company liquidity of $1,072.0 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. In December 2022, our board of directors authorized the repurchase of up to $200.0 million of Unum Group's outstanding common stock beginning January 1, 2023. In February 2023, our board of directors authorized an increase to the share repurchase program such that we are now authorized to repurchase up to $250.0 million of Unum Group's outstanding common stock. This share repurchase program has an expiration date of December 31, 2023, with the timing and amount of repurchase activity to be based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. During the six months ended June 30, 2023, we repurchased 2.4 million shares at a cost of $100.6 million. As of June 30, 2023, the remaining repurchase amount under the current share repurchase program was $150.0 million. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

(in millions of dollars)
Premium Deficiency Reserve
Gross Premium Deficiency Reserve as of December 31, 2022	$2,851.0
Cumulative Gross Premium Deficiency Reserve Recognized through December 31, 2022	1,191.0
Remaining Premium Deficiency Reserve to be Recognized as of December 31, 2022	1,660.0
Gross Premium Deficiency Reserve Recognized during the three months ended March 31, 2023	53.5
Gross Premium Deficiency Reserve Recognized during the three months ended June 30, 2023	130.0
Remaining Premium Deficiency Reserve to be Recognized as of June 30, 2023	$1,476.5

The phase in amount during the six months ended June 30, 2023 was funded using cash flows from operations and capital contributions from Unum Group. This strengthening is incorporated by using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI's examination conclusion. We plan to fund the additional statutory reserves with expected cash flows and capital contributions from Unum Group.

Unum America cedes blocks of business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Fairwind did not pay dividends in 2022 nor do we anticipate that Fairwind will pay dividends in 2023. During the first six months of 2023, Unum Group made $400.0 million in capital contributions to Fairwind.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at June 30, 2023 are in line with our expectations and are significantly above the level that would require state regulatory action.

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

Funding for Employee Benefit Plans

During the six months ended June 30, 2023, we made contributions of $40.1 million and £2.2 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $37 million and £2 million during the remainder of 2023. We had no regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans and made no voluntary contributions during the six months ended June 30, 2023. We do not expect to have regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans during the remainder of 2023, but we reserve the right to make voluntary contributions during the remainder of 2023. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt, Term Loan Facility, Credit Facilities, and Other Sources of Liquidity

Our short-term debt balance at June 30, 2023 was $2.0 million and is comprised entirely of our 7.000% unsecured medium-term notes due in the fourth quarter of 2023.

Our long-term debt balance at June 30, 2023 was $3,429.1 million, net of deferred debt issuance costs of $31.8 million, and is comprised of our unsecured notes, which consist of our senior notes, medium-term notes, term loan facility, and junior subordinated debt securities.

We have a five-year $500 million senior unsecured revolving credit facility with a syndicate of lenders which is currently scheduled to expire in April 2027. Certain of our traditional U.S. life insurance subsidiaries may also borrow under the credit facility subject to an unconditional guarantee by Unum Group. At June 30, 2023, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

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

Commitments

At June 30, 2023, we had commitments of $97.8 million to fund certain investments in private placement fixed maturity securities and $840.1 million to fund certain private equity partnerships.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022. During the first six months of 2023, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of June 30, 2023, we held $97.5 million of cash collateral from securities lending agreements. The average cash collateral balance during the first six months of 2023 was $97.4 million, and the maximum amount outstanding at any month end was $134.4 million. As of June 30, 2023, we held $26.3 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first six months of 2023 was $41.2 million, and the maximum amount outstanding at any month end was $65.5 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at June 30, 2023, nor did we utilize any securities repurchase agreements during the first six months of 2023. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of June 30, 2023, we owned $14.8 million of FHLB common stock and had outstanding advances of $55.1 million from the regional FHLBs which were used for the purpose of investing in either short-term investments or fixed maturity securities. As of June 30, 2023, we have additional borrowing capacity of approximately $736.8 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Six Months Ended June 30
	2023	2022
Net Cash Provided by Operating Activities	$464.2	$784.6
Net Cash Used by Investing Activities	(273.2)	(514.3)
Net Cash Used by Financing Activities	(201.9)	(193.9)
Net Change in Cash and Bank Deposits	$(10.9)	$76.4

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

Financing Cash Flows

Financing cash flows consist primarily of dividends paid to stockholders, repurchases of common stock, and policyholders' account deposits and withdrawals.

Cash used to repurchase shares of Unum Group's common stock during the first six months of 2023 and 2022 was $98.6 million and $93.4 million, respectively. During the first six months of 2023 and 2022, we paid dividends of $134.3 million and $122.3 million, respectively, to holders of Unum Group's common stock.

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

Other

As widely reported, a zero-day vulnerability in a third party’s managed file transfer software, MOVEit Transfer, was discovered in the second quarter of 2023. Like many other companies, we utilize this software to manage certain data transfers. Based on our ongoing investigation, the personal information of a limited number of policyholders or other customers was compromised, and we are working to ensure appropriate regulatory and individual notifications are given and protection services are provided to affected individuals. The incident impacted one server outside of our internal network and primarily related to our U.S. dental and vision businesses. It did not impact our financial systems, and there has been no material interruption to our business operations. We do not believe the incident will have a material effect on our business, operations, or financial results.

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

Other than the aforementioned impact of the adoption of ASU 2018-12, during the first six months of 2023, there were no substantive changes to our market risk or the management of this risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2023.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 13 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the second quarter of 2023.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
April 1 - April 30, 2023	374,348	$40.20	374,348	$181,507,767
May 1 - May 31, 2023	365,624	44.47	365,624	165,248,225
June 1 - June 30, 2023	334,328	45.71	334,328	149,966,474
Total	1,074,300		1,074,300

(1) Excludes the cost of commissions and excise tax.

(2) In December 2022, our board of directors authorized the repurchase of up to $200.0 million of Unum Group's outstanding common stock beginning January 2023. In February 2023, our board of directors authorized an increase to the share repurchase program such that we are now authorized to repurchase up to $250.0 million of Unum Group's outstanding common stock. This share repurchase program has an expiration date of December 31, 2023.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

Unum Group
(Registrant)
Date: August 2, 2023	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: August 2, 2023	By:	/s/ Walter L. Rice, Jr.
Walter L. Rice, Jr.
Senior Vice President, Chief Accounting Officer