Form 10-Q
period 2023-09-30
Unum Group
filed 2023-11-01
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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

195,045,646 shares of the registrant's common stock were outstanding as of October 30, 2023.

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
•Disruptions to our business or our ability to leverage data caused by the use and reliance on third party vendors, including vendors providing web and cloud based applications.
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
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $38,224.3; $37,825.2; allowance for credit losses of $—; $—)	$34,070.7	$34,840.8
Mortgage Loans (net of allowance for credit losses of $10.2; $9.3)	2,321.5	2,435.4
Policy Loans	3,596.6	3,601.2
Other Long-term Investments	1,506.9	1,440.1
Short-term Investments	1,487.2	1,394.8
Total Investments	42,982.9	43,712.3

Other Assets
Cash and Bank Deposits	165.9	119.2
Accounts and Premiums Receivable (net of allowance for credit losses of $29.7; $32.5)	1,507.7	1,482.1
Reinsurance Recoverable (net of allowance for credit losses of $1.8; $1.7)	8,855.2	9,608.0
Accrued Investment Income	704.9	615.0
Deferred Acquisition Costs	2,668.7	2,560.0
Goodwill	347.9	347.6
Property and Equipment	463.3	451.7
Deferred Income Tax	617.1	586.0
Other Assets	1,640.9	1,666.6

Total Assets	$59,954.5	$61,148.5

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	September 30	December 31
	2023	2022
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$36,502.4	$38,577.1
Policyholders' Account Balances	5,744.5	5,740.2
Unearned Premiums	447.2	365.5
Other Policyholders’ Funds	1,631.9	1,750.4
Income Tax Payable	267.2	190.9
Deferred Income Tax	27.1	25.2
Short-term Debt	2.0	2.0
Long-term Debt	3,429.8	3,427.8
Other Liabilities	2,284.3	2,334.4

Total Liabilities	50,336.4	52,413.5

Commitments and Contingent Liabilities - Note 13

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 309,486,850 and 308,306,490 shares	30.9	30.8
Additional Paid-in Capital	2,454.3	2,441.0
Accumulated Other Comprehensive Loss	(3,150.6)	(3,448.3)
Retained Earnings	13,888.7	13,141.3
Treasury Stock - at cost: 114,469,894 and 110,551,977 shares	(3,605.2)	(3,429.8)

Total Stockholders' Equity	9,618.1	8,735.0

Total Liabilities and Stockholders' Equity	$59,954.5	$61,148.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(in millions of dollars, except share data)
		As Adjusted		As Adjusted
Revenue
Premium Income	$2,525.9	$2,388.9	$7,494.3	$7,206.3
Net Investment Income	526.0	511.6	1,565.9	1,597.8
Net Investment Loss	(31.0)	(4.4)	(30.0)	(22.3)
Other Income	71.6	63.0	210.6	197.5
Total Revenue	3,092.5	2,959.1	9,240.8	8,979.3

Benefits and Expenses
Policy Benefits	1,778.6	1,843.2	5,498.6	5,691.9
Policy Benefits - Remeasurement Loss (Gain)	168.4	(341.7)	(61.6)	(476.1)
Commissions	289.7	271.5	869.7	819.1
Interest and Debt Expense	48.6	47.0	145.6	141.3
Cost Related to Early Retirement of Debt	—	4.2	—	4.2
Deferral of Acquisition Costs	(153.3)	(139.4)	(467.5)	(419.1)
Amortization of Deferred Acquisition Costs	129.1	102.9	358.7	313.0
Compensation Expense	297.9	285.9	867.3	794.1
Other Expenses	271.8	243.9	818.6	734.4
Total Benefits and Expenses	2,830.8	2,317.5	8,029.4	7,602.8

Income Before Income Tax	261.7	641.6	1,211.4	1,376.5

Income Tax Expense (Benefit)
Current	187.5	156.9	381.7	383.8
Deferred	(127.8)	(25.6)	(123.5)	(125.3)
Total Income Tax Expense	59.7	131.3	258.2	258.5

Net Income	$202.0	$510.3	$953.2	$1,118.0

Net Income Per Common Share
Basic	$1.03	$2.55	$4.83	$5.55
Assuming Dilution	$1.02	$2.53	$4.81	$5.52

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(in millions of dollars)
		As Adjusted		As Adjusted
Net Income	$202.0	$510.3	$953.2	$1,118.0

Other Comprehensive Income
Change in Net Unrealized Loss on Securities (net of tax benefit of $313.8; $520.8; $249.2; $2,017.2)	(1,185.8)	(1,925.9)	(920.0)	(7,500.7)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense of $445.0; $599.4; $368.2; $2,485.7)	1,688.4	2,222.9	1,374.6	9,252.4
Change in Net Loss on Hedges (net of tax benefit of $38.9; $8.1; $44.7; $12.6)	(144.4)	(32.9)	(168.1)	(48.3)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $(0.7); $5.4; $0.3; $11.5)	(55.1)	(71.5)	7.9	(164.9)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.2; $1.1; $1.1; $4.0)	3.9	5.9	3.3	15.1
Total Other Comprehensive Income	307.0	198.5	297.7	1,553.6

Comprehensive Income	$509.0	$708.8	$1,250.9	$2,671.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(in millions of dollars)
		As Adjusted		As Adjusted
Common Stock
Balance at Beginning of Period	$30.9	$30.8	$30.8	$30.7
Common Stock Activity	—	—	0.1	0.1
Balance at End of Period	30.9	30.8	30.9	30.8

Additional Paid-in Capital
Balance at Beginning of Period	2,444.9	2,417.4	2,441.0	2,408.1
Common Stock Activity	9.4	14.9	13.3	24.2
Balance at End of Period	2,454.3	2,432.3	2,454.3	2,432.3

Accumulated Other Comprehensive Loss
Balance at Beginning of Period, as Adjusted	(3,457.6)	(3,809.5)	(3,448.3)	(5,164.6)
Other Comprehensive Income	307.0	198.5	297.7	1,553.6
Balance at End of Period	(3,150.6)	(3,611.0)	(3,150.6)	(3,611.0)

Retained Earnings
Balance at Beginning of Period, as Adjusted	13,758.1	12,473.7	13,141.3	11,989.4
Net Income	202.0	510.3	953.2	1,118.0
Dividends to Stockholders (per common share: $0.365; $0.330; $1.025; $0.930)	(71.4)	(66.1)	(205.8)	(189.5)
Balance at End of Period	13,888.7	12,917.9	13,888.7	12,917.9

Treasury Stock
Balance at Beginning of Period	(3,530.4)	(3,324.6)	(3,429.8)	(3,229.7)
Repurchases of Treasury Stock	(74.8)	(42.6)	(175.4)	(137.5)
Balance at End of Period	(3,605.2)	(3,367.2)	(3,605.2)	(3,367.2)

Total Stockholders' Equity at End of Period	$9,618.1	$8,402.8	$9,618.1	$8,402.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2023	2022
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$953.2	$1,118.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	455.9	457.9
Change in Deferred Acquisition Costs	(108.8)	(106.1)
Change in Insurance Liabilities	(169.3)	(112.6)
Change in Income Taxes	(26.9)	7.3
Change in Other Accrued Liabilities	(150.2)	(135.0)
Non-cash Components of Net Investment Income	(262.9)	(293.0)
Net Investment Loss	30.0	22.3
Depreciation	80.9	83.5
Amortization of the Cost of Reinsurance	33.1	38.5
Other, Net	24.3	(19.0)
Net Cash Provided by Operating Activities	859.3	1,061.8

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	1,013.5	453.4
Proceeds from Maturities of Fixed Maturity Securities	1,113.9	1,125.6
Proceeds from Sales and Maturities of Other Investments	275.2	306.4
Purchases of Fixed Maturity Securities	(2,439.4)	(2,380.5)
Purchases of Other Investments	(227.1)	(342.7)
Net Maturities and Sales (Purchases) of Short-term Investments	(45.2)	204.9
Net Increase (Decrease) in Payables for Collateral on Investments	(100.4)	12.5
Net Purchases of Property and Equipment	(89.1)	(70.8)
Net Cash Used by Investing Activities	(498.6)	(691.2)

Cash Flows from Financing Activities
Issuance of Long-term Debt	—	349.2
Long-term Debt Repayment	—	(364.0)
Cost Related to Early Retirement of Debt	—	(3.6)
Issuance of Common Stock	4.1	2.7
Repurchase of Common Stock	(174.2)	(136.1)
Dividends Paid to Stockholders	(205.7)	(188.4)
Proceeds from Policyholders' Account Deposits	109.3	90.9
Payments for Policyholders' Account Withdrawals	(65.2)	(55.6)
Cash Received Related to Active Life Volatility Cover Agreement	18.6	5.2
Other, Net	(0.9)	(2.6)
Net Cash Used by Financing Activities	(314.0)	(302.3)

Net Increase in Cash and Bank Deposits	46.7	68.3

Cash and Bank Deposits at Beginning of Year	119.2	75.0

Cash and Bank Deposits at End of Period	$165.9	$143.3

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
Unum Group and Subsidiaries
September 30, 2023
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
September 30, 2023
Note 2 - Accounting Developments - Continued
Impact of the Adoption of ASU 2018-12 on Historical Financial Statements:

The following tables present the effect of the adoption of ASU 2018-12 on our historical consolidated financial statements:

	September 30, 2022
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars)
Consolidated Balance Sheets

Assets
Reinsurance Recoverable	$10,289.7	$9,574.1	$(715.6)
Deferred Acquisition Costs	2,254.6	2,526.5	271.9
Deferred Income Tax	523.1	601.2	78.1
Other Assets[1]	1,797.6	1,674.4	(123.2)
Total Assets	60,866.7	60,377.9	(488.8)

Liabilities
Policy and Contract Benefits[2]	$1,771.4	$—	$(1,771.4)
Reserves for Future Policy and Contract Benefits[2]	42,108.7	—	(42,108.7)
Future Policy Benefits[2]	—	37,808.0	37,808.0
Policyholders' Account Balances[2]	—	5,812.8	5,812.8
Unearned Premiums	394.0	406.8	12.8
Deferred Income Tax	6.5	20.9	14.4
Total Liabilities	52,207.2	51,975.1	(232.1)

Stockholders' Equity
Accumulated Other Comprehensive Loss	$(3,134.7)	$(3,611.0)	$(476.3)
Retained Earnings	12,698.3	12,917.9	219.6
Total Stockholders' Equity	8,659.5	8,402.8	(256.7)

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

2We previously reported policy and contract benefits and reserves for future policy and contract benefits liabilities in our consolidated balance sheet as of September 30, 2022 of $1,771.4 million and $42,108.7 million, respectively, resulting in total policyholder liabilities of $43,880.1 million. These balances were reclassified into new line items, future policy benefits and policyholders' account balances, which would have reported balances of $38,079.8 million and $5,800.3 million, respectively, as of September 30, 2022, resulting in total policyholder liabilities of $43,880.1 million under the historical accounting method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 2 - Accounting Developments - Continued

	Three Months Ended September 30, 2022
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars, except share data and where noted)
Consolidated Statements of Income
Premium Income	$2,391.7	$2,388.9	$(2.8)
Policy Benefits[1]	1,579.3	1,843.2	263.9
Policy Benefits - Remeasurement Gain	—	(341.7)	(341.7)
Amortization of Deferred Acquisition Costs	150.8	102.9	(47.9)
Other Expenses	247.3	243.9	(3.4)
Income Tax - Deferred	(52.3)	(25.6)	26.7
Net Income	410.7	510.3	99.6

Net Income Per Common Share
Basic	$2.05	$2.55	$0.50
Assuming Dilution	$2.04	$2.53	$0.49

Consolidated Statements of Comprehensive Income (Loss)
Net Income	$410.7	$510.3	$99.6
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	661.4	—	(661.4)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance	—	2,222.9	2,222.9
Change in Foreign Currency Translation Adjustment	(71.1)	(71.5)	(0.4)
Comprehensive Income (Loss)	(951.8)	708.8	1,660.6

Consolidated Statements of Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(1,772.2)	$(3,809.5)	$(2,037.3)
Other Comprehensive Income (Loss)	(1,362.5)	198.5	1,561.0

Retained Earnings
Balance at Beginning of Period	$12,353.7	$12,473.7	$120.0
Net Income	410.7	510.3	99.6

[1] Previously disclosed as Benefits and Change in Reserves for Future Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 2 - Accounting Developments - Continued

	Nine Months Ended September 30, 2022
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars, except share data and where noted)
Consolidated Statements of Income
Premium Income	$7,212.3	$7,206.3	$(6.0)
Policy Benefits[1]	5,181.3	5,691.9	510.6
Policy Benefits - Remeasurement Gain	—	(476.1)	(476.1)
Amortization of Deferred Acquisition Costs	449.5	313.0	(136.5)
Other Expenses	744.4	734.4	(10.0)
Income Tax - Deferred	(147.9)	(125.3)	22.6
Net Income	1,034.6	1,118.0	83.4

Net Income Per Common Share
Basic	$5.14	$5.55	$0.41
Assuming Dilution	$5.11	$5.52	$0.41

Consolidated Statements of Comprehensive Income (Loss)
Net Income	$1,034.6	$1,118.0	$83.4
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	(7,500.7)	—	7,500.7
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance	—	9,252.4	9,252.4
Change in Foreign Currency Translation Adjustment	(164.1)	(164.9)	(0.8)
Comprehensive Income (Loss)	(2,454.2)	2,671.6	5,125.8

Consolidated Statements of Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	$354.1	$(5,164.6)	$(5,518.7)
Other Comprehensive Income (Loss)	(3,488.8)	1,553.6	5,042.4

Retained Earnings
Balance at Beginning of Year	$11,853.2	$11,989.4	$136.2
Net Income	1,034.6	1,118.0	83.4

Consolidated Statements of Cash Flows
Cash Flows from Operating Activities
Net Income	$1,034.6	$1,118.0	$83.4
Change in Receivables	437.8	457.9	20.1
Change in Deferred Acquisition Costs	30.4	(106.1)	(136.5)
Change in Insurance Liabilities	(125.5)	(112.6)	12.9
Change in Income Taxes	(21.6)	7.3	28.9
Amortization of the Cost of Reinsurance	48.5	38.5	(10.0)

[1] Previously disclosed as Benefits and Change in Reserves for Future Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

The net favorable impact of the adoption of ASU 2018-12 to net income for the three and nine months ended September 30, 2022 shown in the preceding charts is due primarily to the following changes:

• Updating the lifetime cohort net premium ratios, or lifetime loss ratio, for actual experience each reporting period will generally cause earnings patterns to be more consistent from period to period, with variances in experience reflected in earnings over the cohort lifetime. This resulted in an unfavorable impact to income for the three and nine months ended September 30, 2022

• Alignment of amortization of deferred acquisition costs to a constant level basis and modification of amortization periods to reflect the expected term of the related contracts could result in either higher or lower income for the affected product lines. This resulted in a net favorable impact to income for the three and nine months ended September 30, 2022.

• Accelerated recognition of the provision for adverse deviation or other differences from current best estimate values for policies issued prior to the transition date and due to not establishing the provision for policies issued on or after the transition date will generally result in higher income most notably in the initial years after the transition date. This resulted in a favorable impact to income for the three and nine months ended September 30, 2022.

• Establishing reserves for claims incurred on or after the transition date at interest rates prescribed by the update could result in either higher or lower income for the affected product lines depending on the policy issue date and the interest rate environment at that time. This resulted in a favorable impact to income for the three and nine months ended September 30, 2022.

• Updating cash flow assumptions could result in either higher or lower income. This resulted in a favorable impact to income for the three and nine months ended September 30, 2022.

• Accounting for non-contemporaneous reinsurance related to the second phase of our Closed Block individual disability reinsurance transaction which was completed in the first quarter of 2021. As a result of the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The differential in the original discount rate applied to the direct and ceded cohorts of business resulted in an unfavorable impact to income for the three and nine months ended September 30, 2022, partially offset by a decrease in the amortization of the cost of reinsurance as a result of a lower cost of reinsurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued
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
September 30, 2023
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
Unum Group and Subsidiaries
September 30, 2023
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
Unum Group and Subsidiaries
September 30, 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued
At September 30, 2023, approximately 23.7 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 76.3 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

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

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of September 30, 2023 or December 31, 2022.

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
September 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		September 30, 2023
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$238.0	Not redeemable	$127.7
		48.7	Quarterly / 90 days notice	3.2
Total Private Credit		286.7		130.9

Private Equity	(b)	514.9	Not redeemable	420.2
		26.4	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	17.6
Total Private Equity		541.3		437.8

Real Assets	(c)	420.3	Not redeemable	268.2
		32.6	Quarterly / 90 days notice	—
Total Real Assets		452.9		268.2

Total Partnerships		$1,280.9		$836.9

		December 31, 2022
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$239.3	Not redeemable	$90.9
		35.7	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	13.4
Total Private Credit		275.0		104.3

Private Equity	(b)	453.6	Not redeemable	377.2
		31.7	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	39.1
Total Private Equity		485.3		416.3

Real Assets	(c)	373.9	Not redeemable	256.3
		60.1	Quarterly / 90 days notice	—
Total Real Assets		434.0		256.3

Total Partnerships		$1,194.3		$776.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued
(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of September 30, 2023, the estimated remaining life of the investments that do not allow for redemptions is approximately 63 percent in the next 3 years, 26 percent during the period from 3 to 5 years, 9 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of September 30, 2023, the estimated remaining life of the investments that do not allow for redemptions is approximately 37 percent in the next 3 years, 28 percent during the period from 3 to 5 years, 28 percent during the period from 5 to 10 years, and 7 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of September 30, 2023, the estimated remaining life of the investments that do not allow for redemptions is approximately 23 percent in the next 3 years, 33 percent during period from 3 to 5 years, 42 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	September 30, 2023
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$77.0	$498.0	$—	$—	$575.0
States, Municipalities, and Political Subdivisions	—	3,391.1	—	—	3,391.1
Foreign Governments	—	819.6	—	—	819.6
Public Utilities	650.6	4,310.6	—	—	4,961.2
Mortgage/Asset-Backed Securities	—	559.7	45.2	—	604.9
All Other Corporate Bonds	7,351.0	16,256.1	108.3	—	23,715.4
Redeemable Preferred Stocks	—	3.5	—	—	3.5
Total Fixed Maturity Securities	8,078.6	25,838.6	153.5	—	34,070.7

Other Long-term Investments
Derivatives
Forwards	—	5.0	—	—	5.0
Foreign Exchange Contracts	—	69.8	—	—	69.8
Embedded Derivative in Modified Coinsurance Arrangement	—	—	0.9	—	0.9
Total Derivatives	—	74.8	0.9	—	75.7
Perpetual Preferred and Equity Securities	—	10.4	17.5	—	27.9
Private Equity Partnerships	—	—	—	1,280.9	1,280.9
Total Other Long-term Investments	—	85.2	18.4	1,280.9	1,384.5
Total Financial Instrument Assets Carried at Fair Value	$8,078.6	$25,923.8	$171.9	$1,280.9	$35,455.2

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$184.1	$—	$—	$184.1
Foreign Exchange Contracts	—	28.6	—	—	28.6
Total Derivatives	—	212.7	—	—	212.7
Total Financial Instrument Liabilities Carried at Fair Value	$—	$212.7	$—	$—	$212.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2023
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$(0.1)	$0.1	$—	$(3.9)	$3.9	$—	$—	$—	$—
Mortgage/Asset-Backed Securities	24.1	—	(1.4)	19.0	(1.0)	4.7	(0.2)	45.2	(1.4)	—
All Other Corporate Bonds	128.8	(4.6)	2.0	—	(54.9)	87.5	(50.5)	108.3	2.0	—
Total Fixed Maturity Securities	152.9	(4.7)	0.7	19.0	(59.8)	96.1	(50.7)	153.5	0.6	—

Perpetual Preferred and Equity Securities	17.5	—	—	—	—	—	—	17.5	—	—
Embedded Derivative in Modified Coinsurance Arrangement	(8.4)	9.3	—	—	—	—	—	0.9	—	9.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued

	Nine Months Ended September 30, 2023
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$0.2	$—	$—	$—	$—	$—	$(0.2)	$—	$—	$—
Public Utilities	—	0.1	(0.1)	—	(7.2)	7.2	—	—	—	—
Mortgage/Asset-Backed Securities	22.0	—	(1.5)	29.9	(2.8)	6.6	(9.0)	45.2	(1.5)	—
All Other Corporate Bonds	158.7	(5.1)	(20.6)	1.5	(229.8)	276.0	(72.4)	108.3	(20.6)	—
Total Fixed Maturity Securities	180.9	(5.0)	(22.2)	31.4	(239.8)	289.8	(81.6)	153.5	(22.1)	—

Perpetual Preferred and Equity Securities	16.2	0.6	—	0.7	—	—	—	17.5	—	0.6
Embedded Derivative in Modified Coinsurance Arrangement	(13.9)	14.8	—	—	—	—	—	0.9	—	14.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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
September 30, 2023
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

	September 30, 2023
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$16.2	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.00% - 5.00% / 5.00% Priced at Par Value
Perpetual Preferred and Equity Securities	17.5	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	0.9	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 0.2%

	December 31, 2022
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$15.3	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.41% - 5.41% / 5.41% Priced at Par Value
Perpetual Preferred and Equity Securities	16.2	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(13.9)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 0.6%

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
September 30, 2023
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,229.7 million and $3,312.5 million as of September 30, 2023 and December 31, 2022, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
September 30, 2023
Note 3 - Fair Value of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	September 30, 2023
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$1,984.5	$—	$1,984.5	$2,321.5
Policy Loans	—	—	3,654.0	3,654.0	3,596.6
Other Long-term Investments
Miscellaneous Long-term Investments	—	16.3	0.5	16.8	16.8
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,000.8	$3,654.5	$5,655.3	$5,934.9

Liabilities
Long-term Debt	$2,593.2	$390.5	$—	$2,983.7	$3,429.8
Other Liabilities
Unfunded Commitments	—	0.2	—	0.2	0.2
Payable for Collateral on FHLB Funding Agreements	—	76.9	—	76.9	76.9
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,593.2	$467.6	$—	$3,060.8	$3,506.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 4 - Investments
Fixed Maturity Securities

At September 30, 2023 and December 31, 2022, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	September 30, 2023
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$605.2	$—	$7.9	$38.1	$575.0
States, Municipalities, and Political Subdivisions	4,066.9	—	49.8	725.6	3,391.1
Foreign Governments	945.7	—	12.8	138.9	819.6
Public Utilities	5,410.5	—	67.7	517.0	4,961.2
Mortgage/Asset-Backed Securities	655.0	—	4.1	54.2	604.9
All Other Corporate Bonds	26,537.0	—	282.4	3,104.0	23,715.4
Redeemable Preferred Stocks	4.0	—	—	0.5	3.5
Total Fixed Maturity Securities	$38,224.3	$—	$424.7	$4,578.3	$34,070.7

	December 31, 2022
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$503.8	$—	$20.3	$25.9	$498.2
States, Municipalities, and Political Subdivisions	4,006.0	—	87.1	635.9	3,457.2
Foreign Governments	908.1	—	34.9	115.9	827.1
Public Utilities	5,170.9	—	141.0	355.0	4,956.9
Mortgage/Asset-Backed Securities	592.1	—	8.2	27.0	573.3
All Other Corporate Bonds	26,640.3	—	452.1	2,567.8	24,524.6
Redeemable Preferred Stocks	4.0	—	—	0.5	3.5
Total Fixed Maturity Securities	$37,825.2	$—	$743.6	$3,728.0	$34,840.8

1 Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	September 30, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$245.5	$8.8	$186.2	$29.3
States, Municipalities, and Political Subdivisions	670.3	35.5	1,851.7	690.1
Foreign Governments	152.4	30.8	224.2	108.1
Public Utilities	1,914.7	105.6	1,611.2	411.4
Mortgage/Asset-Backed Securities	189.8	13.2	301.0	41.0
All Other Corporate Bonds	5,012.4	327.8	13,492.9	2,776.2
Redeemable Preferred Stocks	—	—	3.5	0.5
Total Fixed Maturity Securities	$8,185.1	$521.7	$17,670.7	$4,056.6

	December 31, 2022
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$246.6	$22.6	$12.2	$3.3
States, Municipalities, and Political Subdivisions	1,920.1	476.1	346.6	159.8
Foreign Governments	160.1	47.9	176.9	68.0
Public Utilities	2,242.2	252.0	255.2	103.0
Mortgage/Asset-Backed Securities	386.6	27.0	0.1	—
All Other Corporate Bonds	15,865.6	1,799.7	2,194.1	768.1
Redeemable Preferred Stocks	3.5	0.5	—	—
Total Fixed Maturity Securities	$20,824.7	$2,625.8	$2,985.1	$1,102.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 4 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	September 30, 2023
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$945.9	$1.3	$352.8	$5.0	$589.4
Over 1 year through 5 years	7,541.9	67.7	1,988.1	311.5	5,310.0
Over 5 years through 10 years	9,393.8	187.5	2,879.0	955.4	5,746.9
Over 10 years	19,687.7	164.1	2,880.9	3,252.2	13,718.7
	37,569.3	420.6	8,100.8	4,524.1	25,365.0
Mortgage/Asset-Backed Securities	655.0	4.1	114.1	54.2	490.8
Total Fixed Maturity Securities	$38,224.3	$424.7	$8,214.9	$4,578.3	$25,855.8

	December 31, 2022
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,133.5	$2.9	$339.1	$5.7	$791.6
Over 1 year through 5 years	7,090.8	86.7	1,953.2	238.4	4,985.9
Over 5 years through 10 years	10,096.7	294.8	3,538.9	863.8	5,988.8
Over 10 years	18,912.1	351.0	5,013.2	2,593.1	11,656.8
	37,233.1	735.4	10,844.4	3,701.0	23,423.1
Mortgage/Asset-Backed Securities	592.1	8.2	186.6	27.0	386.7
Total Fixed Maturity Securities	$37,825.2	$743.6	$11,031.0	$3,728.0	$23,809.8
1 Allowance for Credit Losses

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of September 30, 2023:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$32,659.4	$420.6	$4,404.0	96.2%
Below-Investment-Grade	1,411.3	4.1	174.3	3.8
Total Fixed Maturity Securities	$34,070.7	$424.7	$4,578.3	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2023, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 4 - Investments - Continued
As of September 30, 2023, we held 968 individual investment-grade fixed maturity securities and 93 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 813 investment-grade fixed maturity securities and 79 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 4 - Investments - Continued
The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as "public utilities" during the three and nine months ended September 30, 2022.

	Three Months Ended September 30
	2023	2022
	(in millions of dollars)
Balance, beginning of period	$—	$4.1
Change in allowance on securities with allowance recorded in previous period	—	0.5
Balance, end of period	$—	$4.6

	Nine Months Ended September 30
	2023	2022
	(in millions of dollars)
Balance, beginning of period	$—	$—
Credit losses on securities for which credit losses were not previously recorded	—	4.6
Balance, end of period	$—	$4.6

At September 30, 2023, we had commitments of $53.8 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of September 30, 2023, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,281.4 million, comprised of $0.5 million of tax credit partnerships and $1,280.9 million of private equity partnerships. At December 31, 2022, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,195.3 million, comprised of $1.0 million of tax credit partnerships and $1,194.3 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

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

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,331.7 million and $2,444.7 million at September 30, 2023 and December 31, 2022, respectively. The allowance for expected credit losses was $10.2 million and $9.3 million at September 30, 2023 and December 31, 2022, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 4 - Investments - Continued
report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $7.2 million and $7.7 million at September 30, 2023 and December 31, 2022, respectively.
The carrying amount of mortgage loans by property type and geographic region are presented below.

	September 30, 2023		December 31, 2022
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$674.8	29.1%	$688.6	28.3%
Industrial	715.5	30.8	745.3	30.6
Office	384.1	16.5	423.0	17.4
Retail	504.1	21.7	534.5	21.9
Other	43.0	1.9	44.0	1.8
Total	$2,321.5	100.0%	$2,435.4	100.0%

Region
New England	$55.7	2.4%	$52.4	2.2%
Mid-Atlantic	156.8	6.8	192.4	7.9
East North Central	300.2	12.9	313.0	12.9
West North Central	171.2	7.4	181.4	7.4
South Atlantic	553.6	23.8	539.3	22.1
East South Central	98.8	4.3	101.8	4.2
West South Central	202.7	8.7	212.6	8.7
Mountain	284.8	12.3	298.7	12.3
Pacific	497.7	21.4	543.8	22.3
Total	$2,321.5	100.0%	$2,435.4	100.0%

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
September 30, 2023
Note 4 - Investments - Continued
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators:

	September 30, 2023		December 31, 2022
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$85.9	3.7%	$92.3	3.8%
A	885.4	38.1	843.9	34.6
BBB	1,309.1	56.4	1,458.0	59.9
BB	41.1	1.8	41.2	1.7
Total	$2,321.5	100.0%	$2,435.4	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,351.8	58.3%	$1,389.6	57.0%
> 65% <= 75%	762.4	32.8	937.2	38.5
> 75% <= 85%	137.9	5.9	75.0	3.1
> 85%	69.4	3.0	33.6	1.4
Total	$2,321.5	100.0%	$2,435.4	100.0%

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 4 - Investments - Continued
There were no gross write-offs for the periods ending September 30, 2023 or December 31, 2022. The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023
	Prior to 2019	2019	2020	2021	2022	2023	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$75.0	$11.0	$—	$—	$—	$—	$86.0
A	585.1	101.0	71.3	90.9	23.4	15.5	887.2
BBB	657.6	226.3	95.3	259.4	64.5	13.0	1,316.1
BB	42.4	—	—	—	—	—	42.4
Total Amortized Cost	1,360.1	338.3	166.6	350.3	87.9	28.5	2,331.7
Allowance for credit losses	(6.6)	(1.3)	(0.6)	(1.0)	(0.6)	(0.1)	(10.2)
Carrying Amount	$1,353.5	$337.0	$166.0	$349.3	$87.3	$28.4	$2,321.5

Loan-to-Value Ratio[1]
<=65%	$882.6	$199.0	$110.8	$146.2	$16.4	$—	$1,355.0
>65<=75%	308.1	139.3	47.5	172.0	71.5	28.5	766.9
>75%<=85%	98.3	—	8.3	32.1	—	—	138.7
>85%	71.1	—	—	—	—	—	71.1
Total Amortized Cost	1,360.1	338.3	166.6	350.3	87.9	28.5	2,331.7
Allowance for credit losses	(6.6)	(1.3)	(0.6)	(1.0)	(0.6)	(0.1)	(10.2)
Carrying Amount	$1,353.5	$337.0	$166.0	$349.3	$87.3	$28.4	$2,321.5

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 4 - Investments - Continued
The following table presents a roll-forward of the allowance for expected credit losses by loan-to-value ratio for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.3	$(0.1)	$—	$—	$3.2
>65<=75%	4.8	(0.4)	—	—	4.4
>75%<=85%	0.9	—	—	—	0.9
>85%	2.1	(0.4)	—	—	1.7
Total	$11.1	$(0.9)	$—	$—	$10.2

	Three Months Ended September 30, 2022
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$2.3	$0.2	$—	$—	$2.5
>65<=75%	4.8	0.4	—	—	5.2
>75%<=85%	0.9	(0.2)	—	—	0.7
>85%	0.4	(0.1)	—	—	0.3
Total	$8.4	$0.3	$—	$—	$8.7

	Nine Months Ended September 30, 2023
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.0	$0.2	$—	$—	$3.2
>65<=75%	4.7	(0.3)	—	—	4.4
>75%<=85%	1.1	(0.2)	—	—	0.9
>85%	0.5	1.2	—	—	1.7
Total	$9.3	$0.9	$—	$—	$10.2

	Nine Months Ended September 30, 2022
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$2.6	$(0.1)	$—	$—	$2.5
>65<=75%	4.7	0.5	—	—	5.2
>75%<=85%	0.7	—	—	—	0.7
>85%	0.3	—	—	—	0.3
Total	$8.3	$0.4	$—	$—	$8.7

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 4 - Investments - Continued
For the three and nine months ended September 30, 2023, our estimate for expected credit losses was generally consistent between periods.

For the three and nine months ended September 30, 2023, we granted an other-than-insignificant payment delay for a commercial mortgage loan with an amortized cost of $14.2 million, which deferred the principal payment for 18 months. This modification represents less than one percent of the commercial mortgage loan portfolio balance.

At September 30, 2023 and December 31, 2022, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the three and nine months ended September 30, 2023 or 2022.

Other than our allowance for expected credit losses, we had no specifically identified impaired mortgage loans during the three and nine months ended September 30, 2023 or 2022, nor did we recognize any interest income on mortgage loans subsequent to impairment.

At September 30, 2023, we had commitments of $8.8 million to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At September 30, 2023 and December 31, 2022, we had $0.1 million and a nominal amount, respectively, of expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our investment real estate balance was $65.7 million and $71.6 million at September 30, 2023 and December 31, 2022, respectively, and the associated accumulated depreciation was $126.0 million and $122.1 million at September 30, 2023 and December 31, 2022, respectively. For the three and nine months ended September 30, 2023, we recognized a $3.0 million impairment related to certain of our real estate held for investment. We did not recognize any impairments related to our real estate during the three and nine months ended September 30, 2022.

Our held for sale real estate balance was $40.9 million at both September 30, 2023 and December 31, 2022 and the associated accumulated depreciation was $54.2 million at both September 30, 2023 and December 31, 2022.

In the first quarter of 2022, we reclassified property previously held for the production of income to property held for sale. The carrying value of the property was $40.1 million as of both September 30, 2023 and December 31, 2022 and is primarily recorded within our Corporate segment. The estimated fair value less costs to sell is above the carrying value of the property and we expect to close the sale of the property within the next twelve months.

During the third quarter of 2022, we reclassified one additional property previously held for the production of income to property held for sale. The property had a carrying value of $0.8 million as of both September 30, 2023 and December 31, 2022 and is primarily recorded within our Corporate segment. The estimated fair value less cost to sell is above the carrying value and we expect to close the sale within the next twelve months.

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
September 30, 2023
Note 4 - Investments - Continued
policy requires that a minimum of 102 percent of the fair value of the securities loaned be maintained as collateral. We may receive cash and/or securities as collateral under these agreements. Cash received as collateral is typically reinvested in short-term investments. If securities are received as collateral, we are not permitted to sell or re-post them.

As of September 30, 2023, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $68.3 million, for which we received collateral in the form of cash and securities of $59.6 million and $12.3 million, respectively. As of December 31, 2022, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $152.4 million, for which we received collateral in the form of cash and securities of $88.5 million and $69.8 million, respectively. We had no outstanding repurchase agreements at September 30, 2023 or December 31, 2022. The remaining contractual maturities of our securities lending agreements disaggregated by class of assets pledged are as follows:

	September 30, 2023	December 31, 2022
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$—	$0.3
States, Municipalities, and Political Subdivisions	—	—
Public Utilities	2.2	6.3
All Other Corporate Bonds	57.4	81.9
Total Borrowings	$59.6	$88.5
Gross Amount of Recognized Liability for Securities Lending Transactions	59.6	88.5
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	September 30, 2023	December 31, 2022
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$16.3	$17.1
Advances from FHLB	76.9	99.1

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$536.4	$527.1
Commercial Mortgage Loans	756.8	801.9
Total Carrying Value of Collateral Posted to FHLB	$1,293.2	$1,329.0

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
September 30, 2023
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

	September 30, 2023
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$74.8	$—	$74.8	$(74.7)	$—	$0.1
Securities Lending	68.3	—	68.3	(8.7)	(59.6)	—
Total	$143.1	$—	$143.1	$(83.4)	$(59.6)	$0.1

Financial Liabilities:
Derivatives	$212.7	$—	$212.7	$(212.6)	$—	$0.1
Securities Lending	59.6	—	59.6	(59.6)	—	—
Total	$272.3	$—	$272.3	$(272.2)	$—	$0.1

	December 31, 2022
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$89.1	$—	$89.1	$(38.0)	$(49.4)	$1.7
Securities Lending	152.4	—	152.4	(63.9)	(88.5)	—
Total	$241.5	$—	$241.5	$(101.9)	$(137.9)	$1.7

Financial Liabilities:
Derivatives	$74.0	$—	$74.0	$(73.2)	$—	$0.8
Securities Lending	88.5	—	88.5	(88.5)	—	—
Total	$162.5	$—	$162.5	$(161.7)	$—	$0.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(in millions of dollars)
Fixed Maturity Securities	$457.9	$456.7	$1,383.7	$1,379.9
Derivatives	11.6	14.9	34.5	45.1
Mortgage Loans	22.9	24.7	69.8	77.6
Policy Loans	5.4	5.1	15.6	14.8
Other Long-term Investments
Perpetual Preferred Securities[1]	0.4	1.1	2.2	3.2
Private Equity Partnerships[2]	22.6	12.6	56.7	98.6
Other	2.6	3.6	7.1	7.4
Short-term Investments	19.1	5.9	49.4	9.2
Gross Investment Income	542.5	524.6	1,619.0	1,635.8
Less Investment Expenses	13.5	10.0	44.0	29.1
Less Investment Income on Participation Fund Account Assets	3.0	3.0	9.1	8.9
Net Investment Income	$526.0	$511.6	$1,565.9	$1,597.8

1The net unrealized gain (loss) recognized in net investment income for the three and nine months ended September 30, 2023 related to perpetual preferred securities still held at September 30, 2023 was $(0.4) million and $0.1 million, respectively. The net unrealized gain (loss) recognized in net investment income for the three and nine months ended September 30, 2022 related to perpetual preferred securities still held at September 30, 2022 was $0.5 million and $1.5 million, respectively.

2The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2023 related to private equity partnerships still held at September 30, 2023 was $29.7 million and $72.6 million, respectively, reduced by net management fees and partnership expenses of $(7.1) million and $(15.9) million, respectively. The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2022 related to private equity partnerships still held at September 30, 2022 was $14.3 million and $106.8 million, respectively, reduced by net management fees and partnership expenses of $(1.8) million and $(8.3) million, respectively. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$0.4	$—	$3.7	$0.8
Gross Losses on Sales	(37.4)	(13.4)	(50.7)	(26.4)
Credit Losses	—	(0.5)	—	(4.6)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	—	—	6.0	1.4
Gross Losses on Sales	(0.9)	—	(1.0)	—
Impairment Loss	(3.0)	—	(3.0)	—
Change in Allowance for Credit Losses	0.9	(0.4)	(0.9)	(0.3)
Embedded Derivative in Modified Coinsurance Arrangement	9.2	14.9	14.7	10.7
All Other Derivatives	2.0	(0.9)	2.0	4.6
Foreign Currency Transactions	(2.2)	(4.1)	(0.8)	(8.5)
Net Investment Gain (Loss)	$(31.0)	$(4.4)	$(30.0)	$(22.3)

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

•Forward benchmark interest rate locks are used to minimize interest rate risk associated with the anticipated purchase or disposal of fixed maturity securities or the anticipated issuance of fixed rate long-term debt. A forward benchmark interest rate lock is a derivative contract without an initial investment where we and the counterparty agree to purchase or sell a specific benchmark interest rate fixed maturity bond at a future date at a predetermined price or yield.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

•Total Return Swaps are used to economically hedge a portion of the liability related to our non-qualified defined contribution plan. A total return swap is an agreement in which we pay a floating rate of interest to the counterparty and receive the total return on a portfolio of mutual funds. These swaps are cash settled on the last day of every month and the notional is re-established each month based on periodic distributions from and contributions to the plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was a nominal amount at September 30, 2023. As of December 31, 2022, we had $1.7 million credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	September 30, 2023	December 31, 2022
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$—	$49.4
Fixed Maturity Securities	17.8	—
	$17.8	$49.4
Carrying Value of Collateral Posted to Counterparties
Cash	$4.6	$5.1
Fixed Maturity Securities	166.0	39.6
	$170.6	$44.7

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $212.7 million and $74.0 million at September 30, 2023 and December 31, 2022, respectively.

Cash Flow Hedges

As of September 30, 2023 and December 31, 2022, we had $156.4 million and $168.9 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of September 30, 2023 and December 31, 2022, we had $1,290.0 million and $764.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase of fixed maturity securities.

As of September 30, 2023, we expect to amortize approximately $21.4 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from AOCI into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from AOCI into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2023, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2063.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 5 - Derivative Financial Instruments - Continued
Fair Value Hedges

As of September 30, 2023 and December 31, 2022, we had $603.6 million and $557.8 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following table summarizes the carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$429.0	$394.4	$(33.5)	$(24.8)

For the three and nine months ended September 30, 2023, $(19.4) million and $(26.6) million, respectively, of the derivative instruments' loss was excluded from the assessment of hedge effectiveness. For the three and nine months ended September 30, 2022, $0.2 million and $13.9 million, respectively, of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

At both September 30, 2023 and December 31, 2022, we held $132.0 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of September 30, 2023 and December 31, 2022, we held $53.2 million and $54.3 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of September 30, 2023 and December 31, 2022, we held $89.0 million and $76.9 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

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
September 30, 2023
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

	September 30, 2023
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$1,290.0	$—	$184.1
Foreign Currency Interest Rate Swaps	156.4	16.7	2.5
Total Cash Flow Hedges	1,446.4	16.7	186.6

Fair Value Hedges
Foreign Currency Interest Rate Swaps	603.6	53.1	9.7

Total Designated as Hedging Instruments	$2,050.0	$69.8	$196.3

Not Designated as Hedging Instruments
Foreign Currency Forwards	$53.2	$5.0	$—
Foreign Currency Interest Rate Swaps	132.0	—	16.4
Total Return Swaps	89.0	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	0.9	—
Total Not Designated as Hedging Instruments	$274.2	$5.9	$16.4

Total Derivatives	$2,324.2	$75.7	$212.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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
September 30, 2023
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30
	2023			2022
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$526.0	$(31.0)	$48.6	$511.6	$(4.4)	$47.0

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	49.7	—	0.7	50.2	—	0.7
Derivatives Designated as Hedging Instruments	8.3	—	—	14.1	—	—
Foreign Exchange Contracts:
Hedged items	2.3	(0.1)	—	2.7	(0.5)	—
Derivatives Designated as Hedging Instruments	0.4	—	—	(1.5)	—	—
Forward Benchmark Interest Rate Locks:
Hedged items	3.9	—	—	0.2	—	—
Derivatives Designated as Hedging Instruments	(0.1)	—	—	—	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	3.9	(15.2)	—	2.9	(29.6)	—
Derivatives Designated as Hedging Instruments	3.1	15.2	—	1.0	29.6	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 5 - Derivative Financial Instruments - Continued

	Nine Months Ended September 30
	2023			2022
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$1,565.9	$(30.0)	$145.6	$1,597.8	$(22.3)	$141.3

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	148.2	0.8	2.2	150.9	—	2.1
Derivatives Designated as Hedging Instruments	27.7	—	—	40.5	—	—
Foreign Exchange Contracts:
Hedged items	7.3	(0.1)	—	8.3	(0.5)	—
Derivatives Designated as Hedging Instruments	0.6	0.1	—	(0.9)	—	—
Forward Benchmark Interest Rate Locks:
Hedged items	7.7	—	—	0.2	—	—
Derivatives Designated as Hedging Instruments	(0.1)	—	—	—	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	10.3	(8.7)	—	8.7	(62.5)	—
Derivatives Designated as Hedging Instruments	6.7	8.7	—	5.1	62.5	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$(158.9)	$(34.3)	$(159.7)	$(32.0)
Foreign Exchange Contracts	3.4	7.1	0.7	11.4
Total	$(155.5)	$(27.2)	$(159.0)	$(20.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(in millions of dollars)
Net Investment Gain (Loss)
Foreign Exchange Contracts	$2.0	$(0.9)	$2.0	$4.6
Embedded Derivative in Modified Coinsurance Arrangement	9.2	14.9	14.7	10.7
Total	$11.2	$14.0	$16.7	$15.3

Other Expenses
(Gain) Loss on Total Return Swaps	$4.1	$4.3	$(4.7)	$23.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 6 - Accumulated Other Comprehensive Loss
Components of our accumulated other comprehensive loss, after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Gain (Loss) on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at June 30, 2023	$(2,762.6)	$0.1	$(33.3)	$(327.1)	$(334.7)	$(3,457.6)
Other Comprehensive Income (Loss) Before Reclassifications	(1,215.1)	1,688.4	(137.9)	(55.1)	2.5	282.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	29.3	—	(6.5)	—	1.4	24.2
Net Other Comprehensive Income (Loss)	(1,185.8)	1,688.4	(144.4)	(55.1)	3.9	307.0
Balance at September 30, 2023	$(3,948.4)	$1,688.5	$(177.7)	$(382.2)	$(330.8)	$(3,150.6)

Balance at June 30, 2022	$(1,560.4)	$(1,541.2)	$46.4	$(367.5)	$(386.8)	$(3,809.5)
Other Comprehensive Income (Loss) Before Reclassifications	(1,937.0)	2,222.9	(23.0)	(71.5)	2.8	194.2
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	11.1	—	(9.9)	—	3.1	4.3
Net Other Comprehensive Income (Loss)	(1,925.9)	2,222.9	(32.9)	(71.5)	5.9	198.5
Balance at September 30, 2022	$(3,486.3)	$681.7	$13.5	$(439.0)	$(380.9)	$(3,611.0)

Balance at December 31, 2022	$(3,028.4)	$313.9	$(9.6)	$(390.1)	$(334.1)	$(3,448.3)
Other Comprehensive Income (Loss) Before Reclassifications	(957.2)	1,374.6	(146.4)	7.9	(0.9)	278.0
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	37.2	—	(21.7)	—	4.2	19.7
Net Other Comprehensive Income (Loss)	(920.0)	1,374.6	(168.1)	7.9	3.3	297.7
Balance at September 30, 2023	$(3,948.4)	$1,688.5	$(177.7)	$(382.2)	$(330.8)	$(3,150.6)

Balance at December 31, 2021	$4,014.4	$(8,570.7)	$61.8	$(274.1)	$(396.0)	$(5,164.6)
Other Comprehensive Income (Loss) Before Reclassifications	(7,524.6)	9,252.4	(17.1)	(164.9)	5.9	1,551.7
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	23.9	—	(31.2)	—	9.2	1.9
Net Other Comprehensive Income (Loss)	(7,500.7)	9,252.4	(48.3)	(164.9)	15.1	1,553.6
Balance at September 30, 2022	$(3,486.3)	$681.7	$13.5	$(439.0)	$(380.9)	$(3,611.0)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 6 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from accumulated other comprehensive loss were recognized in our consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Loss
Net Loss on Sales of Fixed Maturity Securities	$(37.0)	$(13.4)	$(47.0)	$(25.6)
Credit Losses on Fixed Maturity Securities	—	(0.5)	—	(4.6)
	(37.0)	(13.9)	(47.0)	(30.2)
Income Tax Benefit	(7.7)	(2.8)	(9.8)	(6.3)
Total	$(29.3)	$(11.1)	$(37.2)	$(23.9)

Net Gain (Loss) on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$8.3	$14.1	$27.6	$40.5
Loss on Foreign Exchange Contracts	(0.1)	(1.5)	(0.2)	(1.0)
Net Investment Gain
Gain on Foreign Exchange Contracts	—	—	0.1	—
	8.2	12.6	27.5	39.5
Income Tax Expense	1.7	2.7	5.8	8.3
Total	$6.5	$9.9	$21.7	$31.2

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(1.8)	$(4.0)	$(5.4)	$(11.8)
Amortization of Prior Service Credit	—	0.1	0.1	0.2
	(1.8)	(3.9)	(5.3)	(11.6)
Income Tax Benefit	(0.4)	(0.8)	(1.1)	(2.4)
Total	$(1.4)	$(3.1)	$(4.2)	$(9.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion which is reported as a component of policy benefits on the statements of income. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate, with the corresponding change reflected as the change in the effect of discount rate assumptions on the liability for future policy benefits, net of reinsurance, on the statement of changes in other comprehensive income (loss). The weighted average current discount rate was 5.6 percent at September 30, 2023 compared to 5.0 percent at December 31, 2022. The weighted average current discount rate was 5.2 percent at September 30, 2022 compared to 2.5 percent at December 31, 2021. The increase in weighted average current discount rate during both periods is due primarily to an increase in U.S. Treasury rates.

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

Cash flow assumptions are reviewed and updated, as needed, at least annually. Assumptions may be updated more frequently if necessary based on trending experience and future expectations. On a quarterly basis, cohort level cash flow measures are updated based on the emergence of actual experience. The updated cash flows are used to determine the updated net premiums and the net premium ratio, which is the present value of benefits and related expenses divided by the present value of gross premiums. The updated net premium ratio is used to calculate the updated liability for future policy benefits as of the beginning of the year, at the original discount rate. The change in the liability for future policy benefits, at the original discount rate, as of the beginning of the period, resulting from changes in cash flow assumptions and resulting from the emergence of actual experience from expected experience, is reflected as the policy benefits - remeasurement loss (gain) in the consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

statements of income. The impact of all other changes in the liability for future policy benefits are reflected as policy benefits in the consolidated statements of income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

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

During the third quarter of 2023, we completed our annual cash flow assumption review and updated certain of our assumptions used to develop the liability for future policy benefits which resulted in a net increase to the liability. The increase to the liability for future policy benefits was driven primarily by assumption updates in our Closed Block long-term care product line, partially offset by assumption updates in the Unum US group disability product line and in the Colonial Life segment. The long-term care assumption updates were primarily driven by lower expectations for active policy lapse and mortality assumptions, partially offset by an increase to expected future premium rate increases. The Unum US group disability product line assumption updates were primarily related to claim resolution assumptions driven by favorable claim recovery trends, while the Colonial Life segment assumption updates were driven by improved claim cost assumptions and increases in policyholder lapse rates.

During the third quarter of 2022, we completed our annual cash flow assumption review and updated certain of our assumptions used to develop the liability for future policy benefits which resulted in a net increase to the liability. The increase to the liability for future policy benefits was driven primarily by assumption updates related to the reinsured portion of our Closed Block segment, mostly offset by assumption updates in the Unum US segment and the Colonial Life segment. The Closed Block segment assumption updates related to the reinsured portion of our all other product line primarily included updates to mortality assumptions for the advanced age portion of our individual disability claimant population. This advanced age claimant population was included in the block ceded as a part of the Closed Block individual disability reinsurance transaction with Commonwealth Annuity and Life Insurance Company. As a result, a corresponding increase was reported in our consolidated balance sheet as a reinsurance recoverable related to these assumption updates. The Unum US segment assumption updates were primarily driven by sustained improvement in claim recovery trends in our group disability and group life product lines, partially offset by lower social security benefit offsets in our group disability product line. The Colonial Life segment assumption updates were primarily driven by improved claim cost assumptions.

Actual variance from expected experience for the first nine months of 2023 and 2022 was driven primarily by our Unum US group disability and Unum US group life and accidental death and dismemberment product lines. The variance for both periods was primarily due to higher than expected claim resolutions driven by recoveries in the Unum US group disability product line and lower than expected new claim incidence for waiver of premium benefits in the Unum US group life and accidental death and dismemberment product line. The variance for the first nine months of 2023 is also impacted by our Closed Block long-term care product line and our Unum US individual disability product line. The variance for our Closed Block long-term care product line was driven by higher than expected incidence, while the variance in our Unum US individual disability product line was driven primarily by lower than expected new claim incidence. The variance for the first nine months of 2022 was also impacted by our Colonial Life cancer and critical illness product line which was driven primarily by lower claim costs.

For the nine months ended September 30, 2023, there were certain cohorts within the Colonial Life segment, related to our cancer and critical illness product line, and certain cohorts within the Closed Block segment, related to our long-term care product line, for which net premiums exceeded gross premiums. The cohorts for which net premiums exceeded the gross premiums in the Closed Block long-term care product line resulted in a $215.5 million reduction to income before income tax for the nine months ended September 30, 2023. For the nine months ended September 30, 2023 and 2022, the cohorts for which net premiums exceeded the gross premiums in the Colonial Life cancer and critical illness product line had an immaterial impact to income before income tax. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the nine months ended September 30, 2023 or 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	September 30
	2023	2022
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$12,426.2	$15,881.3
Beginning balance at original discount rate	12,695.3	13,186.2
Effect of changes in cash flow assumptions	1,499.2	(101.9)
Effect of actual variances from expected experience	(121.8)	(252.3)
Adjusted beginning of year balance	14,072.7	12,832.0
Issuances	861.2	727.2
Interest accretion	430.8	430.0
Net premiums collected	(1,164.9)	(1,184.1)
Foreign currency	(0.1)	(49.5)
Ending balance at original discount rate	14,199.7	12,755.6
Effect of change in discount rate assumptions	(709.0)	(418.5)
Balance, end of period	$13,490.7	$12,337.1

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$48,929.4	$65,305.0
Beginning balance at original discount rate	49,689.0	50,397.2
Effect of changes in cash flow assumptions	1,702.0	(92.4)
Effect of actual variances from expected experience	(356.4)	(459.6)
Adjusted beginning of year balance	51,034.6	49,845.2
Issuances[1]	2,547.0	2,602.7
Interest accretion	1,670.3	1,689.3
Benefit payments	(4,106.1)	(4,112.1)
Foreign currency	19.6	(485.7)
Ending balance at original discount rate	51,165.4	49,539.4
Effect of change in discount rate assumptions	(3,111.7)	(1,484.8)
Balance, end of period	$48,053.7	$48,054.6

Net liability for future policy benefits	$34,563.0	$35,717.5
Other	1,703.3	1,872.7
Total liability for future policy benefits	36,266.3	37,590.2
Less: Reinsurance recoverable related to future policy benefits	7,449.0	8,154.6
Net liability for future policy benefits, after reinsurance recoverable	$28,817.3	$29,435.6

[1]Issuances include new policy issuances for most product lines. For our Unum US group disability, Unum US group life and AD&D and Closed Block - All Other product lines and certain of our Unum International product lines, this line represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

	Consolidated
	Nine Months Ended September 30
	2023	2022
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$7,278.4	$7,033.8
Interest accretion	$1,239.5	$1,259.3

	Consolidated
	September 30
	2023	2022
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$105,306.1	$97,202.5
Expected future gross premiums	$38,581.4	$35,301.8

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$25,435.2	$23,835.8

Weighted average interest rate:
Interest accretion rate	4.8%	4.8%
Current discount rate	5.6%	5.2%

Weighted average duration of the liability	11.5 years	11.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

Unum US Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	September 30, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$868.2	$1,202.9	$2,071.1
Beginning balance at original discount rate	—	—	937.9	1,228.1	2,166.0
Effect of changes in cash flow assumptions	—	—	180.7	5.0	185.7
Effect of actual variances from expected experience	—	—	(98.2)	(13.6)	(111.8)
Adjusted beginning of year balance	—	—	1,020.4	1,219.5	2,239.9
Issuances	—	—	258.6	164.0	422.6
Interest accretion	—	—	21.4	36.3	57.7
Net premiums collected	—	—	(124.2)	(131.7)	(255.9)
Ending balance at original discount rate	—	—	1,176.2	1,288.1	2,464.3
Effect of change in discount rate assumptions	—	—	(119.4)	(62.2)	(181.6)
Balance, end of period	$—	$—	$1,056.8	$1,225.9	$2,282.7

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,533.3	$972.6	$1,999.5	$3,192.8	$11,698.2
Beginning balance at original discount rate	5,793.1	998.5	2,141.2	3,244.5	12,177.3
Effect of changes in cash flow assumptions	(100.2)	—	170.1	7.9	77.8
Effect of actual variances from expected experience	(187.8)	(28.2)	(109.6)	(42.3)	(367.9)
Adjusted beginning of year balance	5,505.1	970.3	2,201.7	3,210.1	11,887.2
Issuances[1]	907.1	356.1	270.4	173.8	1,707.4
Interest accretion	137.6	15.8	64.3	123.2	340.9
Benefit payments	(1,186.8)	(402.1)	(143.9)	(203.5)	(1,936.3)
Ending balance at original discount rate	5,363.0	940.1	2,392.5	3,303.6	11,999.2
Effect of change in discount rate assumptions	(310.1)	(35.6)	(280.7)	(190.0)	(816.4)
Balance, end of period	$5,052.9	$904.5	$2,111.8	$3,113.6	$11,182.8

Net liability for future policy benefits	$5,052.9	$904.5	$1,055.0	$1,887.7	$8,900.1
Other	0.5	1.0	2.4	26.0	29.9
Total liability for future policy benefits	5,053.4	905.5	1,057.4	1,913.7	8,930.0
Less: Reinsurance recoverable related to future policy benefits	32.8	6.2	13.2	148.1	200.3
Net liability for future policy benefits, after reinsurance recoverable	$5,020.6	$899.3	$1,044.2	$1,765.6	$8,729.7

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

	September 30, 2022
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,124.8	$1,494.3	$2,619.1
Beginning balance at original discount rate	—	—	1,032.3	1,279.6	2,311.9
Effect of changes in cash flow assumptions	—	—	(23.4)	(73.7)	(97.1)
Effect of actual variances from expected experience	—	—	(79.7)	(37.4)	(117.1)
Adjusted beginning of year balance	—	—	929.2	1,168.5	2,097.7
Issuances	—	—	126.0	123.5	249.5
Interest accretion	—	—	22.3	38.2	60.5
Net premiums collected	—	—	(128.6)	(130.5)	(259.1)
Ending balance at original discount rate	—	—	948.9	1,199.7	2,148.6
Effect of change in discount rate assumptions	—	—	(79.4)	(37.2)	(116.6)
Balance, end of period	$—	$—	$869.5	$1,162.5	$2,032.0

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$6,725.7	$1,124.1	$2,697.3	$4,017.3	$14,564.4
Beginning balance at original discount rate	6,158.3	1,058.3	2,201.8	3,253.3	12,671.7
Effect of changes in cash flow assumptions	(102.0)	(32.9)	(39.9)	(53.4)	(228.2)
Effect of actual variances from expected experience	(174.1)	(29.0)	(82.3)	(43.1)	(328.5)
Adjusted beginning of year balance	5,882.2	996.4	2,079.6	3,156.8	12,115.0
Issuances[1]	1,038.9	377.5	140.5	131.1	1,688.0
Interest accretion	162.2	18.8	65.2	116.9	363.1
Benefit payments	(1,228.7)	(424.1)	(147.5)	(192.8)	(1,993.1)
Ending balance at original discount rate	5,854.6	968.6	2,137.8	3,212.0	12,173.0
Effect of change in discount rate assumptions	(284.6)	(32.5)	(167.5)	(95.7)	(580.3)
Balance, end of period	$5,570.0	$936.1	$1,970.3	$3,116.3	$11,592.7

Net liability for future policy benefits	$5,570.0	$936.1	$1,100.8	$1,953.8	$9,560.7
Other	0.5	0.9	15.1	24.7	41.2
Total liability for future policy benefits	5,570.5	937.0	1,115.9	1,978.5	9,601.9
Less: Reinsurance recoverable related to future policy benefits	36.8	6.0	23.4	189.7	255.9
Net liability for future policy benefits, after reinsurance recoverable	$5,533.7	$931.0	$1,092.5	$1,788.8	$9,346.0

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

	Nine Months Ended September 30, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,210.4	$1,403.2	$592.1	$474.2	$4,679.9
Interest accretion	$137.6	$15.8	$42.9	$86.9	$283.2

	Nine Months Ended September 30, 2022
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,073.5	$1,396.0	$583.1	$446.9	$4,499.5
Interest accretion	$162.2	$18.8	$42.9	$78.7	$302.6

	September 30, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$6,474.2	$1,069.2	$5,107.4	$5,292.7	$17,943.5
Expected future gross premiums	$—	$—	$5,317.5	$5,701.8	$11,019.3

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$3,663.8	$4,099.5	$7,763.3

Weighted average interest rate:
Interest accretion rate	4.0%	2.3%	5.0%	5.1%	4.2%
Current discount rate	5.4%	3.1%	5.7%	5.7%	5.3%

Weighted average duration of the liability	4.3 years	2.7 years	18.2 years	9.6 years	6.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

	September 30, 2022
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$7,077.3	$1,124.5	$4,555.1	$5,112.5	$17,869.4
Expected future gross premiums	$—	$—	$4,006.6	$5,461.8	$9,468.4

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$2,970.1	$3,916.2	$6,886.3

Weighted average interest rate:
Interest accretion rate	3.8%	2.4%	5.1%	5.1%	4.1%
Current discount rate	5.0%	3.1%	5.3%	5.2%	4.9%

Weighted average duration of the liability	4.4 years	3.1 years	18.0 years	9.4 years	6.8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

Unum International Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum International segment.

	September 30
	2023	2022
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$197.1	$260.5
Beginning balance at original discount rate	246.8	258.1
Effect of changes in cash flow assumptions	(5.1)	(0.3)
Effect of actual variances from expected experience	12.2	5.4
Adjusted beginning of year balance	253.9	263.2
Issuances	16.9	13.4
Interest accretion	6.9	6.5
Net premiums collected	(16.9)	(17.3)
Foreign currency	(0.1)	(49.5)
Ending balance at original discount rate	260.7	216.3
Effect of change in discount rate assumptions	(37.6)	(46.9)
Balance, end of period	$223.1	$169.4

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,231.4	$3,181.8
Beginning balance at original discount rate	2,495.5	2,703.8
Effect of changes in cash flow assumptions	17.7	(20.1)
Effect of actual variances from expected experience	(9.2)	23.5
Adjusted beginning of year balance	2,504.0	2,707.2
Issuances[1]	277.3	287.9
Interest accretion	47.7	50.0
Benefit payments	(307.5)	(270.3)
Foreign currency	19.6	(485.7)
Ending balance at original discount rate	2,541.1	2,289.1
Effect of change in discount rate assumptions	(297.1)	(345.4)
Balance, end of period	$2,244.0	$1,943.7

Net liability for future policy benefits	$2,020.9	$1,774.3
Other	30.3	24.9
Total liability for future policy benefits	2,051.2	1,799.2
Less: Reinsurance recoverable related to future policy benefits	69.4	57.8
Net liability for future policy benefits, after reinsurance recoverable	$1,981.8	$1,741.4

[1]Issuances for Unum International primarily represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

	Nine Months Ended September 30
	2023	2022
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$667.7	$590.4
Interest accretion	$40.8	$43.5

	September 30
	2023	2022
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$4,012.8	$3,642.0
Expected future gross premiums	$1,035.7	$814.9

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$676.8	$545.1

Weighted average interest rate:
Interest accretion rate	4.0%	3.9%
Current discount rate	5.4%	5.9%

Weighted average duration of the liability	8.6 years	8.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	September 30
	2023	2022
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,745.4	$4,597.0
Beginning balance at original discount rate	4,046.4	4,158.9
Effect of changes in cash flow assumptions	(322.7)	(32.3)
Effect of actual variances from expected experience	(77.1)	(105.8)
Adjusted beginning of year balance	3,646.6	4,020.8
Issuances	421.7	464.3
Interest accretion	94.3	99.4
Net premiums collected	(454.0)	(483.6)
Ending balance at original discount rate	3,708.6	4,100.9
Effect of change in discount rate assumptions	(348.7)	(353.2)
Balance, end of period	$3,359.9	$3,747.7

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,581.1	$7,054.8
Beginning balance at original discount rate	6,163.9	6,201.5
Effect of changes in cash flow assumptions	(402.9)	(85.9)
Effect of actual variances from expected experience	(90.1)	(133.4)
Adjusted beginning of year balance	5,670.9	5,982.2
Issuances	461.1	502.9
Interest accretion	161.0	165.1
Benefit payments	(462.1)	(467.4)
Ending balance at original discount rate	5,830.9	6,182.8
Effect of change in discount rate assumptions	(731.9)	(667.5)
Balance, end of period	$5,099.0	$5,515.3

Net liability for future policy benefits	$1,739.1	$1,767.6
Other	24.3	23.9
Total liability for future policy benefits	1,763.4	1,791.5
Less: Reinsurance recoverable related to future policy benefits	0.9	1.3
Net liability for future policy benefits, after reinsurance recoverable	$1,762.5	$1,790.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

	Nine Months Ended September 30
	2023	2022
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$1,240.3	$1,228.3
Interest accretion	$66.7	$65.7

	September 30
	2023	2022
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$9,568.2	$9,984.0
Expected future gross premiums	$11,847.5	$12,205.8

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$8,684.1	$8,996.4

Weighted average interest rate:
Interest accretion rate	4.3%	4.4%
Current discount rate	5.7%	5.3%

Weighted average duration of the liability	16.9 years	17.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

Closed Block Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	September 30, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$6,412.6	$—	$6,412.6
Beginning balance at original discount rate	6,236.1	—	6,236.1
Effect of changes in cash flow assumptions	1,641.3	—	1,641.3
Effect of actual variances from expected experience	54.9	—	54.9
Adjusted beginning of year balance	7,932.3	—	7,932.3
Interest accretion	271.9	—	271.9
Net premiums collected	(438.1)	—	(438.1)
Ending balance at original discount rate	7,766.1	—	7,766.1
Effect of change in discount rate assumptions	(141.1)	—	(141.1)
Balance, end of period	$7,625.0	$—	$7,625.0

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$21,199.9	$8,218.8	$29,418.7
Beginning balance at original discount rate	20,221.6	8,630.7	28,852.3
Effect of changes in cash flow assumptions	2,009.4	—	2,009.4
Effect of actual variances from expected experience	106.7	4.1	110.8
Adjusted beginning of year balance	22,337.7	8,634.8	30,972.5
Issuances[1]	—	101.2	101.2
Interest accretion	850.7	270.0	1,120.7
Benefit payments	(624.2)	(776.0)	(1,400.2)
Ending balance at original discount rate	22,564.2	8,230.0	30,794.2
Effect of change in discount rate assumptions	(579.3)	(687.0)	(1,266.3)
Balance, end of period	$21,984.9	$7,543.0	$29,527.9

Net liability for future policy benefits	$14,359.9	$7,543.0	21,902.9
Other[2]	12.8	1,606.0	1,618.8
Total liability for future policy benefits	14,372.7	9,149.0	23,521.7
Less: Reinsurance recoverable related to future policy benefits	4.6	7,173.7	7,178.3
Net liability for future policy benefits, after reinsurance recoverable	$14,368.1	$1,975.3	$16,343.4

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

	September 30, 2022
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$8,404.7	$—	$8,404.7
Beginning balance at original discount rate	6,457.3	—	6,457.3
Effect of changes in cash flow assumptions	27.8	—	27.8
Effect of actual variances from expected experience	(34.8)	—	(34.8)
Adjusted beginning of year balance	6,450.3	—	6,450.3
Interest accretion	263.6	—	263.6
Net premiums collected	(424.1)	—	(424.1)
Ending balance at original discount rate	6,289.8	—	6,289.8
Effect of change in discount rate assumptions	98.2	—	98.2
Balance, end of period	$6,388.0	$—	$6,388.0

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$30,089.6	$10,414.4	$40,504.0
Beginning balance at original discount rate	19,870.8	8,949.4	28,820.2
Effect of changes in cash flow assumptions	24.9	216.9	241.8
Effect of actual variances from expected experience	(39.3)	18.1	(21.2)
Adjusted beginning of year balance	19,856.4	9,184.4	29,040.8
Issuances[1]	—	123.9	123.9
Interest accretion	829.7	281.4	1,111.1
Benefit payments	(548.7)	(832.6)	(1,381.3)
Ending balance at original discount rate	20,137.4	8,757.1	28,894.5
Effect of change in discount rate assumptions	629.6	(521.2)	108.4
Balance, end of period	$20,767.0	$8,235.9	$29,002.9

Net liability for future policy benefits	$14,379.0	$8,235.9	$22,614.9
Other[2]	22.8	1,759.9	1,782.7
Total liability for future policy benefits	14,401.8	9,995.8	24,397.6
Less: Reinsurance recoverable related to future policy benefits	5.3	7,834.2	7,839.5
Net liability for future policy benefits, after reinsurance recoverable	$14,396.5	$2,161.6	$16,558.1

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

	Nine Months Ended September 30, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$521.2	$169.3	$690.5
Interest accretion	$578.8	$270.0	$848.8

	Nine Months Ended September 30, 2022
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$523.0	$192.6	$715.6
Interest accretion	$566.1	$281.4	$847.5

	September 30, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$61,672.0	$12,109.6	$73,781.6
Expected future gross premiums	$14,678.9	$—	$14,678.9

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$8,311.0	$—	$8,311.0

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.2%
Current discount rate	5.8%	5.7%	5.8%

Weighted average duration of the liability	16.6 years	7.3 years	13.3 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

	September 30, 2022
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$52,756.7	$12,950.4	$65,707.1
Expected future gross premiums	$12,812.7	$—	$12,812.7

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,408.0	$—	$7,408.0

Weighted average interest rate:
Interest accretion rate	5.5%	4.6%	5.2%
Current discount rate	5.3%	5.3%	5.3%

Weighted average duration of the liability	15.7 years	7.4 years	12.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 7 - Liability for Future Policy Benefits - Continued

Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets are as follows:

	September 30
	2023	2022
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$8,930.0	$9,601.9
Unum International	2,051.2	1,799.2
Colonial Life	1,763.4	1,791.5
Closed Block[1]	23,521.7	24,397.6
Other products[1]	236.1	217.8
Total liability for future policy benefits	$36,502.4	$37,808.0

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
September 30, 2023
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

The following table presents the balances and changes in the policyholders' account balances:

	September 30, 2023
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$586.8	$852.4	$4,159.4	$5,598.6
Premiums received	44.9	64.4	25.2	134.5
Policy charges[1]	(45.8)	(56.3)	(78.9)	(181.0)
Surrenders and withdrawals	(23.6)	(28.5)	(12.1)	(64.2)
Benefit payments	(7.5)	(5.6)	(191.0)	(204.1)
Interest credited	17.0	25.7	239.0	281.7
Other	6.7	(0.2)	24.3	30.8
Balance, end of period	578.5	851.9	4,165.9	5,596.3
Reserves in excess of account balance	99.2	16.6	32.4	148.2
Total policyholders' account balances	677.7	868.5	4,198.3	5,744.5
Less: Reinsurance recoverable related to policyholders' account balances	1.0	—	4,198.3	4,199.3
Net policyholders' account balances, after reinsurance recoverable	$676.7	$868.5	$—	$1,545.2

Weighted average crediting rate	4.0%	4.1%	8.0%	6.9%
Net amount at risk[2]	$4,600.0	$8,901.6	$1,807.1	$15,308.7
Cash surrender value	$568.9	$810.1	$4,033.4	$5,412.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 8 - Policyholders' Account Balances - Continued

	September 30, 2022
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$598.7	$849.2	$4,231.7	$5,679.6
Premiums received	49.2	68.8	25.1	143.1
Policy charges[1]	(48.8)	(58.9)	(77.0)	(184.7)
Surrenders and withdrawals	(25.6)	(27.9)	(18.7)	(72.2)
Benefit payments	(8.0)	(6.0)	(189.3)	(203.3)
Interest credited	17.8	25.6	232.9	276.3
Other	5.8	0.1	30.2	36.1
Balance, end of period	589.1	850.9	4,234.9	5,674.9
Reserves in excess of account balance	89.4	17.5	31.0	137.9
Total policyholders' account balances	678.5	868.4	4,265.9	5,812.8
Less: Reinsurance recoverable related to policyholders' account balances	1.0	0.1	4,265.9	4,267.0
Net policyholders' account balances, after reinsurance recoverable	$677.5	$868.3	$—	$1,545.8

Weighted average crediting rate	4.1%	4.1%	7.6%	6.7%
Net amount at risk[2]	$5,008.7	$9,490.5	$1,920.1	$16,419.3
Cash surrender value	$585.4	$796.8	$4,093.2	$5,475.4

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
September 30, 2023
Note 8 - Policyholders' Account Balances - Continued
The balance of the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums is as follows.

	September 30, 2023
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$91.6	$—	$—	$—	$91.6
4.00% - 4.99%	265.4	188.5	—	—	453.9
5.00% - 6.00%	33.0	—	—	—	33.0
	390.0	188.5	—	—	578.5

	Colonial Life
4.00% - 5.00%	845.8	6.1	—	—	851.9

	Closed Block - All Other
3.00% - 5.99%	431.3	1,181.2	27.1	—	1,639.6
6.00% - 8.99%	2.1	28.5	—	—	30.6
9.00% - 11.99%	398.4	1,914.7	—	—	2,313.1
12.00% - 15.00%	—	182.6	—	—	182.6
	831.8	3,307.0	27.1	—	4,165.9

Total	$2,067.6	$3,501.6	$27.1	$—	$5,596.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 8 - Policyholders' Account Balances - Continued

	September 30, 2022
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$95.3	$—	$—	$—	$95.3
4.00% - 4.99%	277.4	182.2	—	—	459.6
5.00% - 6.00%	34.2	—	—	—	34.2
	406.9	182.2	—	—	589.1

	Colonial Life
4.00% - 5.00%	845.0	5.9	—	—	850.9

	Closed Block - All Other
3.00% - 5.99%	1,708.4	29.1	6.6	—	1,744.1
6.00% - 8.99%	30.5	—	—	—	30.5
9.00% - 11.99%	2,289.6	—	—	—	2,289.6
12.00% - 15.00%	170.7	—	—	—	170.7
	4,199.2	29.1	6.6	—	4,234.9

Total	$5,451.1	$217.2	$6.6	$—	$5,674.9

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
September 30, 2023
Note 9 - Deferred Acquisition Costs - Continued
reflected in the amortization rate of remaining unamortized deferred acquisition costs for the cohort. The costs of acquiring the new policy are capitalized and amortized as part of a new cohort.

During the third quarter of 2023, we updated our policyholder lapse and mortality assumptions used to develop the future amortization for DAC for the Unum US voluntary benefits product line and the Colonial Life segment. During the third quarter of 2022, we updated our policyholder lapse and mortality assumptions used to develop the future amortization for DAC for the Unum US individual disability and voluntary benefits product lines as well as for the Colonial Life segment. These assumption updates were consistent with the related assumption updates for the liability for future policy benefits.

The following tables display the changes in DAC throughout the period:

	September 30, 2023
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,185.1	$37.0	$1,337.9	$2,560.0
Capitalization	230.6	10.8	226.1	467.5
Amortization expense	(199.2)	(6.1)	(153.4)	(358.7)
Foreign currency	—	(0.1)	—	(0.1)
Balance, end of period	$1,216.5	$41.6	$1,410.6	$2,668.7

	September 30, 2022
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,152.9	$36.4	$1,238.1	$2,427.4
Capitalization	199.4	9.3	210.4	419.1
Amortization expense	(178.5)	(6.1)	(128.4)	(313.0)
Foreign currency	—	(7.0)	—	(7.0)
Balance, end of period	$1,173.8	$32.6	$1,320.1	$2,526.5

	September 30, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$61.0	$49.3	$601.0	$464.4	$9.4	$1,185.1
Capitalization	44.7	28.9	85.2	62.6	9.2	230.6
Amortization expense	(42.1)	(29.5)	(79.5)	(40.2)	(7.9)	(199.2)
Balance, end of period	$63.6	$48.7	$606.7	$486.8	$10.7	$1,216.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 9 - Deferred Acquisition Costs - Continued

	September 30, 2022
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$60.9	$53.9	$588.6	$441.8	$7.7	$1,152.9
Capitalization	38.1	26.9	76.0	50.9	7.5	199.4
Amortization expense	(38.0)	(30.5)	(66.6)	(36.8)	(6.6)	(178.5)
Balance, end of period	$61.0	$50.3	$598.0	$455.9	$8.6	$1,173.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 10 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is shown below. Certain prior year amounts were reclassified to conform to current year presentation.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$518.5	$480.9	$1,539.3	$1,419.2
Group Short-term Disability	256.5	232.2	753.0	685.9
Group Life and Accidental Death & Dismemberment
Group Life	423.0	417.7	1,254.3	1,249.9
Accidental Death & Dismemberment	44.1	43.8	131.2	129.7
Supplemental and Voluntary
Voluntary Benefits	209.5	196.2	637.4	629.2
Individual Disability	136.7	118.9	386.7	350.3
Dental and Vision	69.4	67.1	206.8	206.6
	1,657.7	1,556.8	4,908.7	4,670.8
Unum International
Unum UK
Group Long-term Disability	101.1	89.8	297.5	287.5
Group Life	44.2	35.0	124.5	100.5
Supplemental	34.6	27.4	99.9	85.8
Unum Poland	30.7	21.1	85.2	66.7
	210.6	173.3	607.1	540.5
Colonial Life
Accident, Sickness, and Disability	236.7	236.1	708.0	714.0
Life	106.2	100.2	318.1	303.2
Cancer and Critical Illness	88.3	87.0	265.2	264.4
	431.2	423.3	1,291.3	1,281.6
Closed Block
Long-term Care	172.1	174.5	521.2	523.0
All Other	54.3	61.0	166.0	190.4
	226.4	235.5	687.2	713.4

Total Premium Income	$2,525.9	$2,388.9	$7,494.3	$7,206.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 10 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2023

Premium Income	$1,657.7	$210.6	$431.2	$226.4	$—	$2,525.9
Net Investment Income	166.2	27.3	39.3	274.9	18.3	526.0
Other Income	58.0	0.5	0.3	12.8	—	71.6
Adjusted Operating Revenue	$1,881.9	$238.4	$470.8	$514.1	$18.3	$3,123.5

Adjusted Operating Income (Loss)	$357.8	$36.8	$102.9	$34.2	$(41.5)	$490.2

Three Months Ended September 30, 2022

Premium Income	$1,556.8	$173.3	$423.3	$235.5	$—	$2,388.9
Net Investment Income	170.6	37.0	38.6	251.4	14.0	511.6
Other Income	49.0	0.2	0.3	13.1	0.4	63.0
Adjusted Operating Revenue	$1,776.4	$210.5	$462.2	$500.0	$14.4	$2,963.5

Adjusted Operating Income (Loss)	$280.8	$24.9	$117.9	$42.1	$(49.5)	$416.2

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Nine Months Ended September 30, 2023

Premium Income	$4,908.7	$607.1	$1,291.3	$687.2	$—	$7,494.3
Net Investment Income	481.5	104.0	114.6	796.0	69.8	1,565.9
Other Income	166.1	1.0	0.9	40.1	2.5	210.6
Adjusted Operating Revenue	$5,556.3	$712.1	$1,406.8	$1,523.3	$72.3	$9,270.8

Adjusted Operating Income (Loss)	$1,013.4	$118.7	$312.3	$143.6	$(109.9)	$1,478.1

Nine Months Ended September 30, 2022

Premium Income	$4,670.8	$540.5	$1,281.6	$713.4	$—	$7,206.3
Net Investment Income	509.4	122.3	115.4	817.7	33.0	1,597.8
Other Income	146.8	0.7	0.8	45.6	3.6	197.5
Adjusted Operating Revenue	$5,327.0	$663.5	$1,397.8	$1,576.7	$36.6	$9,001.6

Adjusted Operating Income (Loss)	$741.0	$78.9	$317.4	$207.6	$(126.8)	$1,218.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 10 - Segment Information - Continued

	September 30	December 31
	2023	2022
	(in millions of dollars)
Assets
Unum US	$15,088.5	$16,356.3
Unum International	3,165.9	3,129.4
Colonial Life	4,608.6	4,575.0
Closed Block	33,070.4	33,776.6
Corporate	4,021.1	3,311.2
Total Assets	$59,954.5	$61,148.5

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains or losses, the amortization of the cost of reinsurance, the impact of non-contemporaneous reinsurance, and reserve assumption updates as specified in the reconciliations below. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, net income, or net loss.

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

Cash flow assumptions used to calculate our liability for future policy benefits are reviewed at least annually and updated, as needed, with the resulting impact reflected in net income. While the effects of these assumption updates are recorded in the reporting period in which the review is completed, these updates reflect experience emergence and changes to expectations spanning multiple periods. We believe that by excluding the impact of reserve assumption updates we are providing a more comparable and consistent view of our quarterly results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 10 - Segment Information - Continued

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(in millions of dollars)
Total Revenue	$3,092.5	$2,959.1	$9,240.8	$8,979.3
Excluding:
Net Investment Loss	(31.0)	(4.4)	(30.0)	(22.3)
Adjusted Operating Revenue	$3,123.5	$2,963.5	$9,270.8	$9,001.6

Income Before Income Tax	$261.7	$641.6	$1,211.4	$1,376.5
Excluding:
Net Investment Loss	(31.0)	(4.4)	(30.0)	(22.3)
Amortization of the Cost of Reinsurance	(11.1)	(11.8)	(33.1)	(38.5)
Non-Contemporaneous Reinsurance	(9.2)	(1.7)	(26.4)	(24.1)
Reserve Assumption Updates	(177.2)	243.3	(177.2)	243.3
Adjusted Operating Income	$490.2	$416.2	$1,478.1	$1,218.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2023	2022	2023	2022	2023	2022
	(in millions of dollars)
Service Cost	$2.3	$1.9	$—	$—	$—	$—
Interest Cost	22.0	16.8	1.9	1.2	1.1	0.8
Expected Return on Plan Assets	(23.0)	(26.5)	(2.1)	(2.6)	(0.2)	(0.2)
Amortization of:
Net Actuarial (Gain) Loss	3.8	4.1	0.6	0.1	(2.6)	(0.2)
Prior Service Credit	—	—	—	—	—	(0.1)
Total Net Periodic Benefit Cost (Credit)	$5.1	$(3.7)	$0.4	$(1.3)	$(1.7)	$0.3

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2023	2022	2023	2022	2023	2022
	(in millions of dollars)
Service Cost	$6.9	$5.8	$—	$—	$—	$—
Interest Cost	66.0	50.4	5.7	3.8	3.4	2.3
Expected Return on Plan Assets	(69.1)	(79.5)	(6.3)	(8.3)	(0.4)	(0.4)
Amortization of:
Net Actuarial (Gain) Loss	11.4	12.2	1.9	0.3	(7.9)	(0.7)
Prior Service Credit	—	—	—	—	(0.1)	(0.2)
Total Net Periodic Benefit Cost (Credit)	$15.2	$(11.1)	$1.3	$(4.2)	$(5.0)	$1.0

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost (credit) are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 12 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(in millions of dollars, except share data)
Numerator
Net Income	$202.0	$510.3	$953.2	$1,118.0

Denominator (000s)
Weighted Average Common Shares - Basic	196,083.2	200,035.3	197,289.5	201,262.3
Dilution for Assumed Exercises of Nonvested Stock Awards	1,048.6	1,614.9	1,005.6	1,256.7
Weighted Average Common Shares - Assuming Dilution	197,131.8	201,650.2	198,295.1	202,519.0

Net Income Per Common Share
Basic	$1.03	$2.55	$4.83	$5.55
Assuming Dilution	$1.02	$2.53	$4.81	$5.52

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested stock success units, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested stock success units and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding nonvested stock success units and nonvested restricted stock units have grant prices ranging from $18.78 to $49.29. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive approximated a de minimis amount and 0.4 million potential common shares for the three and nine months ended September 30, 2023, respectively. There were a de minimis amount and 0.1 million potential common shares that were antidilutive for the three and nine months ended September 30, 2022, respectively.
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

In October 2023, our board of directors authorized the repurchase of up to $500.0 million of Unum Group's outstanding common stock beginning on January 1, 2024. The repurchase program authorized in October 2023 has no scheduled termination date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
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

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(in millions)
Shares Repurchased	1.5	1.2	3.9	4.2
Cost of Shares Repurchased[1]	$74.8	$42.6	$175.4	$137.5

1Includes a de minimis amount and $0.1 million of commissions for the three and nine months ended September 30, 2023, respectively, and a de minimis amount and $0.1 million of commissions for the three and nine months ended September 30, 2022, respectively. There was $0.7 million and $1.2 million of excise tax for the three and nine months ended September 30, 2023, respectively. There were no excise taxes during the three and nine months ended September 30, 2022.

As a part of our share repurchase program, we periodically enter into accelerated share repurchase agreements (ASR). Under the terms of these agreements, we make a prepayment to a financial counterparty for which we receive an initial delivery of approximately 75 percent of the total Unum Group common stock to be delivered under the agreement. We simultaneously enter into a forward contract indexed to the price of Unum Group common stock, which subjects the transactions to a future price adjustment. Under the terms of the agreements, we are to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us is settled in shares of Unum Group common stock. Any price adjustment we would be required to pay may be settled in either cash or common stock at our option. Details of our ASRs for the nine months ended September 30, 2023 and 2022 are as follows:

Prepayment Date	Prepayment Amount	Initial Share Delivery	Forward Contract Settlement Date	Shares Delivered to Settle Forward Contract
(in millions)
July 2023	$50.0	0.8	September 2023	0.2
February 2022	50.0	1.3	April 2022	0.4

As of September 30, 2023, the remaining repurchase amount under the current share repurchase program was $75.9 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 13 - Commitments and Contingent Liabilities - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2023
Note 14 - Other
Income Tax

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. The IRA imposes a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. We anticipate that our company will be an applicable corporation. We have not recorded any CAMT as of September 30, 2023. We do not expect that any CAMT incurred would impact earnings since it would be offset with a credit toward regular income tax in subsequent years.

Allowance for Expected Credit Losses on Premiums Receivable

At September 30, 2023, June 30, 2023, and December 31, 2022, the allowance for expected credit losses on premiums receivable was $29.7 million, $28.7 million, and $32.5 million, respectively, on gross premiums receivable of $626.6 million, $660.3 million, and $557.6 million, respectively. The increase in the allowance of $1.0 million during the three months ended September 30, 2023, was driven primarily by an increase in premium due to be collected in the Unum US and Colonial segments. The decrease of $2.8 million during the nine months ended September 30, 2023, was driven primarily by improvements in the age of premiums receivable.

At September 30, 2022, June 30, 2022, and December 31, 2021, the allowance for expected credit losses on premiums receivable was $31.4 million, $34.3 million, and $34.2 million, respectively, on gross premiums receivable of $561.1 million, $593.4 million, and $530.7 million, respectively. The decrease in the allowance of $2.9 million and $2.8 million during the three and nine months ended September 30, 2022, respectively, was driven primarily by an improvement in the age of premiums due to be collected. Also contributing to the decline in the allowance during the three months ended September 30, 2022 was a decline in the gross receivable balance.

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

Operating Performance and Capital Management

For the third quarter of 2023, we reported net income of $202.0 million, or $1.02 per diluted common share, compared to net income of $510.3 million, or $2.53 per diluted common share, in the third quarter of 2022. For the first nine months of 2023, we reported net income of $953.2 million, or $4.81 per diluted common share, compared to net income of $1,118.0 million, or $5.52 per diluted common share in the same period of 2022.

Included in our results for the third quarter of 2023 are:

•A net investment loss of $31.0 million before tax and $24.4 million after tax, or $0.13 per diluted common share;

•Amortization of the cost of reinsurance of $11.1 million before tax and $8.7 million after tax, or $0.04 per diluted common share;
•Non-contemporaneous reinsurance of $9.2 million before tax and $7.3 million after tax, or $0.04 per diluted common share; and
•A net reserve increase related to assumption updates of $177.2 million before tax and $139.3 million after tax, or $0.71 per diluted common share.

Included in our results for the first nine months of 2023 are:

•A net investment loss of $30.0 million before tax and $23.6 million after tax, or $0.12 per diluted common share;
•Amortization of the cost of reinsurance of $33.1 million before tax and $26.1 million after tax, or $0.13 per diluted common share;
•Non-contemporaneous reinsurance of $26.4 million before tax and $20.9 million after tax, or $0.11 per diluted common share; and
•A net reserve increase related to assumption updates of $177.2 million before tax and $139.3 million after tax, or $0.70 per diluted common share.

Included in our results for the third quarter of 2022 are:

•A net investment loss of $4.4 million before tax and $3.4 million after tax, or $0.02 per diluted common share;
•Amortization of the cost of reinsurance of $11.8 million before tax and $9.3 million after tax, or $0.04 per diluted common share;
•Non-contemporaneous reinsurance of $1.7 million before tax and $1.4 million after tax, or $0.01 per diluted common share; and
•A net reserve decrease related to assumption updates of $243.3 million before tax and $192.1 million after tax, or $0.95 per diluted common share.

Included in our results for the first nine months of 2022 are:

•A net investment loss of $22.3 million before tax and $17.1 million after tax, or $0.09 per diluted common share;
•Amortization of the cost of reinsurance $38.5 million before tax and $30.4 million after tax, or $0.14 per diluted common share;
•Non-contemporaneous reinsurance of $24.1 million before tax and $19.1 million after tax, or $0.10 per diluted common share; and
•A net reserve decrease related to assumption updates of $243.3 million before tax and $192.1 million after tax, or $0.95 per diluted common share.

Excluding these items, after-tax adjusted operating income for the third quarter of 2023 was $381.7 million, or $1.94 per diluted common share compared to $332.3 million, or $1.65 per diluted common share, for the same period of 2022. After-tax adjusted operating income was $1,163.1 million, or $5.87 per diluted common share, in the first nine months of 2023, compared to $992.5 million, or $4.90 per diluted common share, in the first nine months of 2022. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for a reconciliation of these items.

Our Unum US segment reported income before income tax and net investment gains and losses of $486.6 million and $1,142.2 million in the third quarter and first nine months of 2023, respectively, compared to $451.6 million and $911.8 million in the same periods of 2022, which includes the reserve assumption updates that occurred during the third quarters of 2023 and 2022. Excluding these items, our Unum US segment reported adjusted operating income of $357.8 million and $1,013.4 million in the third quarter and first nine months of 2023, respectively, compared to $280.8 million and $741.0 million in the same periods of 2022, due to favorable benefits experience primarily in our group long-term disability product line and an increase in premium income, partially offset by higher operating expenses. The benefit ratio, excluding the reserve assumption updates, for our Unum US segment was 59.1 percent and 59.9 percent in the third quarter and first nine months of 2023, respectively, compared to 63.8 percent and 66.6 percent in third quarter and first nine months of 2022, respectively. Unum US sales increased 8.5 percent and 18.1 percent in the third quarter and first nine months of 2023, respectively, compared to the same periods of 2022.

Our Unum International segment reported income before income tax and net investment gains and losses of $18.9 million and $100.8 million in the third quarter and first nine months of 2023 compared to $32.5 million and $86.5 million in the same periods of 2022, which includes the reserve assumption updates during the third quarters of 2023 and 2022. Excluding these items, our Unum International segment reported adjusted operating income, as measured in U.S. dollars, of $36.8 million and

$118.7 million in the third quarter and first nine months of 2023, respectively, compared to $24.9 million and $78.9 million in the same periods of 2022. As measured in local currency, our Unum UK line of business reported adjusted operating income, which excludes the reserve assumption updates, of £28.4 million and £93.7 million in the third quarter and first nine months of 2023, respectively, compared to £23.3 million and £63.4 million in the same periods of 2022. As measured in local currency, the increase in adjusted operating income in the third quarter and first nine months of 2023 compared to the same periods of 2022 is primarily due to favorable benefits experience in the group long-term disability product and higher premium income, partially offset by lower net investment income and higher operating expenses. The benefit ratio for our Unum UK line of business, excluding the reserve assumption updates, was 67.4 percent and 69.4 percent in the third quarter and first nine months of 2023, respectively, compared to 78.7 percent and 82.6 percent in the same periods of 2022. Unum International sales, as measured in U.S. dollars, decreased 24.7 percent and increased 24.1 percent in the third quarter and first nine months of 2023, respectively, compared to the same periods of 2022. Unum UK sales, as measured in local currency decreased 41.1 percent and increased 15.4 percent in the third quarter and first nine months of 2023, respectively, relative to the same periods of 2022.

Our Colonial Life segment reported income before income tax and net investment gains and losses of $183.6 million and $393.0 million in the third quarter and first nine months of 2023, respectively, compared to $173.1 million and $372.6 million in the same periods of 2022, which includes the reserve assumption updates during the third quarters of 2023 and 2022. Excluding these items, our Colonial Life segment reported adjusted operating income of $102.9 million and $312.3 million in the third quarter and first nine months of 2023, respectively, compared to $117.9 million and $317.4 million in the same periods of 2022, primarily due to higher amortization of deferred acquisition costs, partially offset by higher premium income. Also impacting the comparison for the first nine months of 2023 are higher operating expenses, partially offset by favorable benefits experience. The benefit ratio, excluding the reserve assumption updates, for Colonial Life was 49.1 percent and 50.2 percent in the third quarter and first nine months of 2023, respectively, compared to 48.7 percent and 51.9 percent in the same periods of 2022. Colonial Life sales increased 4.7 percent and 3.5 percent in the third quarter and first nine months of 2023, respectively, compared to the same periods of 2022.

Our Closed Block segment reported a loss before income tax and net investment gains and losses of $354.9 million and $284.7 million in the third quarter and first nine months of 2023, respectively, compared to income before income tax and net investment gains and losses of $38.3 million and $154.7 million in the same periods of 2022, all of which include the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction, as well as the reserve assumption updates. Excluding these items, our Closed Block segment reported adjusted operating income of $34.2 million and $143.6 million in the third quarter and first nine months of 2023, respectively, compared to $42.1 million and $207.6 million in the same periods of 2022. The interest adjusted loss ratio for long-term care, excluding reserve assumption updates, was unfavorable during the third quarter and first nine months of 2023 relative to the same periods of 2022.

A rising interest rate environment could continue to positively impact our yields on new investments but could also continue to create unrealized losses in our current holdings. As of September 30, 2023, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell nor any securities for which it is more likely than not that we will be required to sell before recovery in amortized cost. The net unrealized loss on our fixed maturity securities was $4.2 billion at September 30, 2023, compared to $3.0 billion at December 31, 2022, with the increase due primarily to an increase in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.45 percent for the first nine months of 2023 compared to a yield of 4.57 percent for full year 2022.

Additionally, a rising interest rate environment could result in reserve decreases specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The change in discount rate assumptions on the liability for future policy benefits, net of reinsurance, due primarily to the increase in U.S. Treasury rates during the first nine months of 2023, resulted in a decrease to the liability for future policy benefits, net of reinsurance, of approximately $1.7 billion.

We believe our capital and financial positions are strong. At September 30, 2023, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 470 percent. We repurchased 3.9 million shares and 4.2 million shares of Unum Group common stock under our share repurchase program, during the first nine months of 2023 and 2022, respectively, at a cost of $175.4 million and $137.5 million, respectively. Our weighted average common shares outstanding, assuming dilution, equaled 197.1 million and 201.7 million for the third quarters of 2023 and 2022, respectively, and 198.3 million and 202.5 million for the first nine months of 2023 and 2022, respectively. As of September 30, 2023, Unum Group and our intermediate holding companies had available holding company liquidity of $1,182.0 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

2023 and 2022 Reserve Assumption Updates

During the third quarters of 2023 and 2022, we completed our annual cash flow assumption review and updated certain of our assumptions used to develop the liability for future policy benefits. For more information see "Critical Accounting Estimates" included herein in this Item 2.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. The IRA imposes a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. We anticipate that our company will be an applicable corporation. We have not recorded any CAMT as of September 30, 2023. We do not expect that any CAMT incurred would impact earnings since it would be offset with a credit toward regular income tax in subsequent years. The IRA also imposes a one percent excise tax on fair market value of corporate stock repurchases after December 31, 2022. This excise tax is recorded as part of the cost basis of treasury stock and is assessed on the fair market value of stock purchases, reduced by the fair value of any shares issued during the period. We have recorded $0.7 million and $1.2 million of excise tax in stockholders' equity, as part of the cost basis of treasury stock, for the third quarter and first nine months of 2023, respectively.

U.K. Tax Law Change

In June 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023.

Coronavirus Disease 2019 (COVID-19)

COVID-19 has caused disruption to the global economy and has unfavorably impacted our company as well as the overall insurance industry. During 2022 and the first nine months of 2023, we experienced lower mortality in our life products lines, resulting primarily from lessening impacts of COVID-19 on our insured population when compared to pandemic levels. Due to the volatile and unprecedented nature of these events, we still cannot fully estimate the ultimate impact of the COVID-19 pandemic. We continue to closely monitor pandemic trends that have and may continue to have adverse impacts on our business.

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

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles (GAAP). The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of investment gains or losses, the amortization of the cost of reinsurance, the impact of non-contemporaneous reinsurance, and reserve assumption updates as specified in the reconciliations below. Investment gains or losses primarily include realized investment gains or losses, expected investment credit losses, and gains or losses on derivatives. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

Cash flow assumptions used to calculate our liability for future policy benefits are reviewed at least annually and updated, as needed, with the resulting impact reflected in net income. While the effects of these assumption updates are recorded in the reporting period in which the review is completed, these updates reflect experience emergence and changes to expectations spanning multiple periods. We believe that by excluding the impact of reserve assumption updates we are providing a more comparable and consistent view of our quarterly results.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended September 30
	2023		2022
	(in millions)	per share *	(in millions)	per share *
Net Income	$202.0	$1.02	$510.3	$2.53
Excluding:
Net Investment Loss (net of tax benefit of $6.6; $1.0)	(24.4)	(0.13)	(3.4)	(0.02)
Amortization of the Cost of Reinsurance (net of tax benefit of $2.4; $2.5)	(8.7)	(0.04)	(9.3)	(0.04)
Non-Contemporaneous Reinsurance (net of tax benefit of $1.9; $0.3)	(7.3)	(0.04)	(1.4)	(0.01)
Reserve Assumption Updates (net of tax expense (benefit) of $(37.9); $51.2)	(139.3)	(0.71)	192.1	0.95
After-tax Adjusted Operating Income	$381.7	$1.94	$332.3	$1.65

*Assuming Dilution

	Nine Months Ended September 30
	2023		2022
	(in millions)	per share *	(in millions)	per share *
Net Income	$953.2	$4.81	$1,118.0	$5.52
Excluding:
Net Investment Loss (net of tax benefit of $6.4; $5.2)	(23.6)	(0.12)	(17.1)	(0.09)
Amortization of the Cost of Reinsurance (net of tax benefit of $7.0; $8.1)	(26.1)	(0.13)	(30.4)	(0.14)
Non-Contemporaneous Reinsurance (net of tax benefit of $5.5; $5.0)	(20.9)	(0.11)	(19.1)	(0.10)
Reserve Assumption Updates (net of tax expense (benefit) of $(37.9); $51.2)	(139.3)	(0.70)	192.1	0.95
After-tax Adjusted Operating Income	$1,163.1	$5.87	$992.5	$4.90

* Assuming Dilution

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, the amortization of the cost of reinsurance, the impact of non-contemporaneous reinsurance, and reserve assumption updates as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, net income or net loss.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(in millions of dollars)
Total Revenue	$3,092.5	$2,959.1	$9,240.8	$8,979.3
Excluding:
Net Investment Loss	(31.0)	(4.4)	(30.0)	(22.3)
Adjusted Operating Revenue	$3,123.5	$2,963.5	$9,270.8	$9,001.6

Income Before Income Tax	$261.7	$641.6	$1,211.4	$1,376.5
Excluding:
Net Investment Loss	(31.0)	(4.4)	(30.0)	(22.3)
Amortization of the Cost of Reinsurance	(11.1)	(11.8)	(33.1)	(38.5)
Non-Contemporaneous Reinsurance	(9.2)	(1.7)	(26.4)	(24.1)
Reserve Assumption Updates	(177.2)	243.3	(177.2)	243.3
Adjusted Operating Income	$490.2	$416.2	$1,478.1	$1,218.1

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to the liability for future policy benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. The critical accounting estimates for which there were significant changes during the nine months ended September 30, 2023 due to the adoption of ASU 2018-12, are included below. For additional information on the accounting estimates for which there was not a significant change during the nine months ended September 30, 2023, refer to the discussion under "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022.

Liability for Future Policy Benefits

Liabilities for future policy benefits represent the cost of claims that we estimate we will eventually pay to our policyholders and the related expenses for our non interest-sensitive products. Liability for future policy benefits includes policy liabilities for claims not yet incurred and for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Liability for future policy benefits equaled $36.5 billion and $38.6 billion at September 30, 2023 and December 31, 2022, respectively, or approximately 72.5 percent and 73.6 percent of our total liabilities, respectively. Liability for future policy benefits ceded to reinsurers was $7.5 billion and $8.1 billion at September 30, 2023 and December 31, 2022, respectively, and are reported as a reinsurance recoverable in our consolidated balance sheets.

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

On a quarterly basis, cohort level cash flow measures are updated based on the emergence of actual experience. The updated cash flows, based on experience emergence and any assumption updates, are used to determine the updated net premiums, the portion of the gross premium required to provide for all benefits and expenses, excluding acquisition costs or any costs that are required to be charged to expense as incurred. The updated net premium ratio is used to calculate the updated liability for future policy benefits as of the beginning of year, at the original discount rate. To the extent the present value of future benefits and expenses exceeds the present value of future gross premiums, an immediate charge is recognized in net income, such that net premiums are set equal to gross premiums. Future policy benefit liabilities are floored at zero at the cohort level in situations where the liabilities for future policy benefits are less than zero. The change in the liability for future policy benefits, at the original discount rate, as of the beginning of the period, resulting from cash flow changes is reflected as the change in benefits - remeasurement gain or loss in the consolidated statements of income. The impact of all other changes in the liability for future policy benefits are reflected as policy benefits in the consolidated statements of income.

Key Assumptions

The calculation of the liability for future policy benefits involves numerous assumptions, but the primary assumptions used to calculate the liability are (1) the discount rate, (2) the claim resolution rate, (3) the claim incidence rate, and (4) policyholder mortality and lapses:

1.The discount rate, which is used in calculating the liability for future policy benefits, is the interest rate that we use to discount future cash flows including premium and claim payments to determine the present value. A higher discount rate produces a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. The original discount rates are initially set at the transition date of ASU 2018-12, which was January 1, 2021, for policies originally issued on or before the transition date, or at the policy issuance date, for policies issued after the transition date. For policies issued after the transition date, the original discount rate assumptions reflect an upper-medium grade (low-credit risk) fixed-income instrument yield based on the currency in which the liabilities are assumed. For all cohorts, the liability is then remeasured at each reporting period using the current discount rate reflective of an upper-medium grade fixed-income instrument. We primarily utilize a forward curve which is derived from the underlying spot curve using interpolation to develop an ultimate forward rate.

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

Establishing liability for future policy benefit assumptions is complex and involves many factors. Liabilities for future policy benefits, particularly for policies offering insurance coverage for long-term disabilities and long-term care, are dependent on numerous assumptions other than just those presented in the preceding discussion. The impact of internal and external events, such as changes in claims operational procedures, economic trends such as the rate of unemployment and the level of consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and legal trends and legislative changes, including changes to social security and other government-based welfare benefits programs which provide policy benefit offsets, among other factors, will influence claim incidence rates, claim resolution rates, and claim costs. In addition, for policies offering coverage for disability or long-term care at advanced ages, the level and pattern of mortality rates at advanced ages will impact overall benefit costs. Reserve assumptions differ by product line and by policy type within a product line. Additionally, in any period and over time, our actual experience may have a positive or negative variance from our long-term assumptions, either singularly or collectively, and these variances may offset each other. We review our assumptions at least annually with a long-term view of our expected experience over the life of a block of business rather than test just one or a few assumptions independently that may be aberrant over a short period of time. Based on this review, we update our assumptions to reflect our current best estimates. Therefore, while it is possible to evaluate the sensitivity of overall results in our liability for future policy benefits based upon a change in each individual assumption, the actual impacts of changes to a variety of underlying assumptions must be considered in the aggregate by product line in order to judge the overall potential implications to the liability for future policy benefits. The following sections present the impacts of our most recent cash flow assumption reviews and an overview of our trend analysis for key assumptions and the results of variability in our assumptions, in aggregate, for the liabilities for future policy benefits which we believe are reasonably possible to have a material impact on our future financial results if actual claims yield a materially different amount than what we currently expect and have reserved for, either favorable or unfavorable.

Cash Flow Assumption Review

Our cash flow assumption reviews during the first nine months of September 30, 2023 and the years ended December 31, 2022 and 2021 resulted in the following impacts to income before income tax as a result of updating certain assumptions related to the liability for future policy benefits:

	September 30	December 31
	2023	2022	2021
	(in millions of dollars)
Cash Flow Assumption Update Impacts to Income Before Income Tax

Unum US
Group Disability	$121.0	$121.0	$215.0
Group Life and Accidental Death and Dismemberment	—	34.0	—
Individual Disability	(2.6)	(1.2)	4.5
Voluntary Benefits	10.4	17.0	12.2
Total Unum US	128.8	170.8	231.7

Unum International	(17.9)	7.6	4.2

Colonial Life	80.7	55.2	23.5

Closed Block
Long-term Care	(368.1)	2.9	(24.4)
Closed Block - All Other	(0.7)	6.8	—
Total Closed Block	(368.8)	9.7	(24.4)

Total	$(177.2)	$243.3	$235.0

2023 Significant Cash Flow Assumption Updates:

The cash flow assumption updates in our Unum US group long-term disability product line reduced our liability for future policy benefits by $121.0 million, due primarily to sustained improvement in claim recovery trends since our last assumption update.

The cash flow assumption updates in our Colonial Life segment reduced our liability for future policy benefits by $80.7 million, due primarily to improvement in certain of our claim cost assumptions and increased policyholder lapse rates since our last assumption update.

The cash flow assumption updates in our Closed Block segment were primarily driven by the long-term care product line which increased our liability for future policy benefits by $368.1 million, due primarily to lower expectations for active policy lapse and mortality assumptions, partially offset by an increase to expected future premium rate increases.

2022 Significant Cash Flow Assumption Updates:

The cash flow assumption updates in our Unum US group long-term disability product line and our waiver of premium benefits for our Unum US group life product line reduced our liability for future policy benefits by $121.0 million and $34.0 million, respectively, due primarily to sustained improvement in claim recovery trends since our last assumption update, partially offset by lower social security benefit offsets for our group long-term disability product line.

The cash flow assumption updates in our Colonial Life segment reduced our liability for future policy benefits by $55.2 million, due primarily to improvement in certain of our claim cost assumptions since our most recent assumption update.

The cash flow assumption updates in our Closed Block segment were primarily driven by the all other product line. The impact to net income before tax for this product line was $6.8 million and related to the small block of retained individual disability business. However, there were also updates to the mortality assumptions for the advanced age portion of our individual disability claimant population which was included in the block ceded as a part of the Closed Block individual disability reinsurance transaction with Commonwealth Annuity and Life Insurance Company. We increased our liability for future policy benefits by $196.0 million as a result of the assumption updates related to the ceded advanced age claimant block with a corresponding increase in our consolidated balance sheet as a reinsurance recoverable.

2021 Significant Cash Flow Assumption Updates:

The cash flow assumption updates in our Unum US group long-term disability product line reduced our liability for future policy benefits by $215.0 million, due primarily to sustained improvement in claim recovery trends since our last assumption update.

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

Sensitivity Analysis

We monitor our key assumptions and test the sensitivity of our liability for future policy benefits under a range of scenarios. This sensitivity analysis is completed at least annually and was initially completed as of December 31, 2022 for our product lines with a higher level of estimation uncertainty and utilizes the liability for future policy benefits valued at the original discount rate. See "Quantitative and Qualitative Disclosures about Market Risk" contained herein in Item 3 for information regarding the sensitivity of the current discount rate used to remeasure the liability for future policy benefits at each reporting date.

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

We also consider variability in our assumptions related to the long-term care liability for future policy benefits. In our estimation, scenarios based on certain variations in each of our assumptions could produce potential results as illustrated in the chart below. The liability for future policy benefits for long-term care is based upon a number of key assumptions, and each assumption has various factors which may impact the long-term outcome. Key assumptions with respect to active policy lapses and mortality, claim incidence and resolutions, and future premium rate increases must incorporate extended views of expectations for many years into the future. The liability for future policy benefits is highly sensitive to these estimates. Key assumptions and related impacts are also heavily interrelated in both their outcome and in their effects on the liability for future policy benefits. For example, changes in the view of morbidity and mortality might be mitigated by either potential future premium rate increases and/or morbidity improvements due to general improvement in health and/or medical breakthroughs. There is a potentially wide range of outcomes for each assumption and in totality. As a result, and given the size of the long-term care liability for future policy benefits in relation to the total liability for future policy benefits, our sensitivity analysis for long-term care reflects the potential impact to the present value of gross liability cash flows for future policy benefits for updates to our key assumptions. The sensitivity analysis related to our key assumptions for the long-term care liability for future policy benefits is as shown below. The impact of changes to these assumptions would partially be reflected in the period in which the assumptions are updated and partially across future periods. Given the significant changes in certain assumptions, the below sensitivity analysis was completed as of the beginning of the third quarter of 2023 at which point the most recent assumption update review occurred.

		PV Gross LFPB Cash Flows[1]
Long-Term Care Cash Flow Assumptions	Sensitivity	Unfavorable	Favorable
		(in millions of dollars)
Active Policy Lapses and Mortality	7.5%	$470	$440
Claim Incidence	3.0%	400	410
Claim Resolutions	2.0%	290	280
Morbidity/Mortality Improvement[2]	No Improvement/2x	1,050	1,080
Future Unapproved Premium Rate Increases	10.0%	150	150

[1]Present value of cash flows specific to the LFPB at original discount rate, except using gross premiums instead of net premiums.
[2]Unfavorable scenario reflects no future improvement. Favorable scenario reflects improvement rates, from the valuation date forward, twice as high as baseline.

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

Deferred Acquisition Costs (DAC)

DAC represents the deferred incremental direct costs associated with the successful acquisition of new or renewal insurance contracts. Such costs include commissions, other agency compensation, certain selection and policy issue expenses, and certain field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from the deferral. The DAC balance equaled $2,668.7 million and $2,560.0 million at September 30, 2023 and December 31, 2022 respectively, or approximately 4.5 percent and 4.2 percent of our total assets, respectively.

Generally, we do not expect our key assumptions for DAC to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

Certain of the policy issue expenses include employee costs resulting from time spent on acquisition activities that result in the sale or renewal of policies, including selling and underwriting. The estimates of time spent on the successful acquisition of new or renewal business are reviewed and updated, as needed, at least annually. There were no significant changes in these assumptions during the years ended December 31, 2022 or 2021 or the nine months ended September 30, 2023.

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

During the third quarter of 2023, we updated our policyholder lapse and mortality assumptions used to develop the future amortization for DAC for the Unum US voluntary benefits product lines and the Colonial Life segment. During the years ended December 31, 2022 and 2021, we updated our policyholder lapse and mortality assumptions used to develop the future amortization for DAC for the Unum US individual disability and voluntary benefits product lines as well as for the Colonial Life segment. These assumption updates were updated consistent with the related assumption updates for the corresponding liabilities for future policy benefits.

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

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Revenue
Premium Income	$2,525.9	5.7%	$2,388.9	$7,494.3	4.0%	$7,206.3
Net Investment Income	526.0	2.8	511.6	1,565.9	(2.0)	1,597.8
Net Investment Loss	(31.0)	N.M	(4.4)	(30.0)	34.5	(22.3)
Other Income	71.6	13.7	63.0	210.6	6.6	197.5
Total Revenue	3,092.5	4.5	2,959.1	9,240.8	2.9	8,979.3

Benefits and Expenses
Policy Benefits	1,778.6	(3.5)	1,843.2	5,498.6	(3.4)	5,691.9
Policy Benefits - Remeasurement Loss (Gain)	168.4	149.3	(341.7)	(61.6)	(87.1)	(476.1)
Commissions	289.7	6.7	271.5	869.7	6.2	819.1
Interest and Debt Expense	48.6	3.4	47.0	145.6	3.0	141.3
Cost Related to Early Retirement of Debt	—	(100.0)	4.2	—	(100.0)	4.2
Deferral of Acquisition Costs	(153.3)	10.0	(139.4)	(467.5)	11.5	(419.1)
Amortization of Deferred Acquisition Costs	129.1	25.5	102.9	358.7	14.6	313.0
Compensation Expense	297.9	4.2	285.9	867.3	9.2	794.1
Other Expenses	271.8	11.4	243.9	818.6	11.5	734.4
Total Benefits and Expenses	2,830.8	22.1	2,317.5	8,029.4	5.6	7,602.8

Income Before Income Tax	261.7	(59.2)	641.6	1,211.4	(12.0)	1,376.5
Income Tax Expense	59.7	(54.5)	131.3	258.2	(0.1)	258.5

Net Income	$202.0	(60.4)	$510.3	$953.2	(14.7)	$1,118.0

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.281 and 1.157 for the three months ended September 30, 2023 and 2022, and 1.243 and 1.237 for the nine months ended September 30, 2023 and 2022, respectively. If the 2022 results for our U.K. operations had been translated at the weighted average exchange rates of 2023, our adjusted operating revenue would have been approximately $17 million higher and generally consistent, respectively, in the third quarter and first nine months of 2022 and our adjusted operating income would have been approximately $3 million higher and generally consistent, respectively, for the third quarter and first nine months of 2022. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income increased in each of our principal operating segments in the third quarter and first nine months of 2023 compared to the same periods of 2022, primarily due to in-force block growth and higher overall sales. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income was higher during the third quarter of 2023 compared to the same period of 2022 due to growth in the yield on invested assets, a higher level of invested assets, and higher miscellaneous investment income, primarily related to larger increases in the net asset values (NAV) on our private equity partnerships, partially offset by lower investment income from inflation index-linked bonds held by Unum UK. Net investment income was lower during the first nine months of 2023 compared to the same period of 2022 due to lower miscellaneous investment income, primarily related to smaller increases in the NAV on our private equity partnerships, and lower investment income from inflation index-linked bonds held by Unum UK, partially offset by a higher level of invested assets and an increased yield on invested assets.

We did not recognize any credit losses on fixed maturity securities during the third quarter or first nine months of 2023. Credit losses on fixed maturity securities were $0.5 million and $4.6 million during the third quarter and first nine months of 2022. During the third quarter of 2023, we sold over $700 million of shorter duration bonds in our long-term care portfolio and reinvested the proceeds in higher quality, higher yielding, and longer duration bonds that better match our liability cash flows. We realized approximately $35 million of investment losses as a result of these sales. Also included in net investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in investment gains of $9.2 million and $14.9 million in the third quarters of 2023 and 2022, respectively, and $14.7 million and $10.7 million in the first nine months of 2023 and 2022, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on investment gains and losses.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only business, and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment.

Overall benefits experience was unfavorable and generally consistent, respectively, in the third quarter and first nine months of 2023 relative to the same periods of 2022. The consolidated benefit ratio, which includes the remeasurement gain or loss, was 77.1 percent and 72.5 percent in the third quarter and first nine months of 2023, respectively, compared to 62.9 percent and 72.4 percent for the same prior year periods. Excluding the impact of the reserve assumption updates and non-contemporaneous reinsurance, the consolidated benefit ratio was 69.7 percent and 69.8 percent in the third quarter and first nine months of 2023, respectively, compared to 73.0 percent and 75.4 percent for the same prior year periods. The benefit ratio for each of our operating business segments is discussed more fully in "Segment Results" as follows.

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

Commissions and the deferral of acquisition costs were higher during the third quarter and first nine months of 2023 compared to the same periods of 2022 driven primarily by higher overall sales and in-force block growth in our principal operating segments. The increase in the amortization of deferred acquisition costs in the third quarter and first nine months of 2023 compared to the same periods of 2022 is due primarily to increased lapses in our Colonial Life segment as well as growth in the level of the deferred asset in our Unum US supplemental and voluntary product lines and in our Colonial Life segment.

Other expenses and compensation expense, on a combined basis, increased in the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to an increase in employee-related costs, an increase in operational investments in our business, and growth in our fee-based service products.

Our effective income tax rates for the third quarter and first nine months of 2023 were 22.8 percent and 21.3 percent of income before income tax, respectively, compared to 20.5 percent and 18.8 percent for the same prior year periods. Our effective income tax rates were generally consistent with the U.S. statutory rate of 21 percent in effect for the third quarter of 2022 and for the first nine months of 2023. Our effective income tax rates differed from the U.S. statutory rate of 21 percent for the third quarter of 2023 primarily due to interest on uncertain tax positions and for the first nine months of 2022 primarily due to the foreign tax rate differential partially offset by unfavorable global intangible low-taxed income tax.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Unum US	$170.9	8.5%	$157.5	$762.1	18.1%	$645.4

Unum International	$30.2	(24.7)%	$40.1	$136.6	24.1%	$110.1

Colonial Life	$121.3	4.7%	$115.9	$350.1	3.5%	$338.1

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income	$1,657.7	6.5%	$1,556.8	$4,908.7	5.1%	$4,670.8
Net Investment Income	166.2	(2.6)	170.6	481.5	(5.5)	509.4
Other Income	58.0	18.4	49.0	166.1	13.1	146.8
Total	1,881.9	5.9	1,776.4	5,556.3	4.3	5,327.0

Benefits and Expenses
Policy Benefits	994.3	(5.4)	1,051.1	3,195.6	(3.8)	3,323.1
Policy Benefits - Remeasurement Gain	(144.0)	(37.1)	(229.0)	(383.0)	0.3	(382.0)
Commissions	164.3	8.6	151.3	493.7	7.7	458.6
Deferral of Acquisition Costs	(74.5)	12.5	(66.2)	(230.6)	15.6	(199.4)
Amortization of Deferred Acquisition Costs	70.0	11.3	62.9	199.2	11.6	178.5
Other Expenses	385.2	8.6	354.7	1,139.2	9.9	1,036.4
Total	1,395.3	5.3	1,324.8	4,414.1	—	4,415.2

Income Before Income Tax and Net Investment Gains and Losses	486.6	7.8	451.6	1,142.2	25.3	911.8
Reserve Assumption Updates	(128.8)	24.6	(170.8)	(128.8)	24.6	(170.8)
Adjusted Operating Income	$357.8	27.4	$280.8	$1,013.4	36.8	$741.0

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	59.1%		63.8%	59.9%		66.6%
Other Expense Ratio[2]	22.5%		22.1%	22.5%		21.5%
Income Ratio	29.4%		29.0%	23.3%		19.5%
Adjusted Operating Income Ratio	21.6%		18.0%	20.6%		15.9%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2023 and 2022.
[2]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$518.5	7.8%	$480.9	$1,539.3	8.5%	$1,419.2
Group Short-term Disability	256.5	10.5	232.2	753.0	9.8	685.9
Total Premium Income	775.0	8.7	713.1	2,292.3	8.9	2,105.1
Net Investment Income	84.2	(0.7)	84.8	246.4	(6.2)	262.6
Other Income	51.7	6.8	48.4	158.1	10.2	143.5
Total	910.9	7.6	846.3	2,696.8	7.4	2,511.2

Benefits and Expenses
Policy Benefits	471.5	(5.4)	498.6	1,539.9	(3.6)	1,597.8
Policy Benefits - Remeasurement Gain	(146.7)	(16.0)	(174.6)	(309.5)	4.9	(295.0)
Commissions	57.2	9.8	52.1	172.6	9.2	158.0
Deferral of Acquisition Costs	(14.3)	10.9	(12.9)	(44.7)	17.3	(38.1)
Amortization of Deferred Acquisition Costs	16.2	14.1	14.2	42.1	10.8	38.0
Other Expenses	235.9	8.6	217.2	699.8	11.0	630.5
Total	619.8	4.2	594.6	2,100.2	0.4	2,091.2

Income Before Income Tax and Net Investment Gains and Losses	291.1	15.7	251.7	596.6	42.0	420.0
Reserve Assumption Updates	(121.0)	—	(121.0)	(121.0)	—	(121.0)
Adjusted Operating Income	$170.1	30.1	$130.7	$475.6	59.1	$299.0

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	57.5%		62.4%	59.0%		67.6%
Other Expense Ratio[2]	28.5%		28.5%	28.6%		28.0%
Income Ratio	37.6%		35.3%	26.0%		20.0%
Adjusted Operating Income Ratio	21.9%		18.3%	20.7%		14.2%

Persistency:
Group Long-term Disability				90.8%		90.7%
Group Short-term Disability				89.1%		89.2%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2023 and 2022.
[2]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

Premium income was higher in the third quarter and first nine months of 2023 compared to the same periods of 2022 driven primarily by in-force block growth and higher sales. Net investment income was generally consistent in the third quarter of 2023 compared to the same period of 2022. Net investment income was lower in the first nine months of 2023 relative to the same period of 2022 due primarily to a decrease in the level of invested assets and a lower level of miscellaneous investment income, partially offset by an increase in the yield on invested assets. Other income increased in the third quarter and first nine months of 2023 compared to the same periods of 2022 due to growth in our fee-based service products.

The benefit ratio, excluding the impacts of the reserve assumption updates, was favorable in the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to favorable recoveries as well as lower claim incidence in our group long-term disability product line and favorable discount rate impacts on new claims. New claims for our group products are established using the discount rate based on an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate, as of the policy issuance or policy renewal date. As a result, the increase in the discount rates for the third quarter and first nine months of 2023 compared to the same periods of 2022 contributed to the favorable benefits experience.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to in-force block growth and higher sales. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2023 compared to the same periods of 2022 primarily due to an increase in lapses in our group short-term disability product line. Our other expense ratio, which includes other income that is primarily related to fee-based service products, for the third quarter of 2023 was consistent with the same period of 2022. The other expense ratio increased in the first nine months of 2023 compared to the same period of 2022 due primarily to increases in employee-related costs and an increase in operational investments in our business, particularly related to growth in our fee-based service products.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Group Life	$423.0	1.3%	$417.7	$1,254.3	0.4%	$1,249.9
Accidental Death & Dismemberment	44.1	0.7	43.8	131.2	1.2	129.7
Total Premium Income	467.1	1.2	461.5	1,385.5	0.4	1,379.6
Net Investment Income	23.7	(6.3)	25.3	68.2	(9.2)	75.1
Other Income	0.2	(50.0)	0.4	0.7	(41.7)	1.2
Total	491.0	0.8	487.2	1,454.4	(0.1)	1,455.9

Benefits and Expenses
Policy Benefits	345.5	(5.8)	366.6	1,050.1	(6.0)	1,116.6
Policy Benefits - Remeasurement Gain	(2.9)	(92.9)	(40.8)	(28.3)	(55.1)	(63.0)
Commissions	38.8	—	38.8	116.8	2.7	113.7
Deferral of Acquisition Costs	(9.0)	—	(9.0)	(28.9)	7.4	(26.9)
Amortization of Deferred Acquisition Costs	10.2	(7.3)	11.0	29.5	(3.3)	30.5
Other Expenses	56.4	(3.4)	58.4	171.5	1.7	168.7
Total	439.0	3.3	425.0	1,310.7	(2.2)	1,339.6

Income Before Income Tax and Net Investment Gains and Losses	52.0	(16.4)	62.2	143.7	23.6	116.3
Reserve Assumption Update	—	100.0	(34.0)	—	100.0	(34.0)
Adjusted Operating Income	$52.0	84.4	$28.2	$143.7	74.6	$82.3

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	73.3%		78.0%	73.7%		78.8%
Other Expense Ratio	12.1%		12.7%	12.4%		12.2%
Income Ratio			13.5%			8.4%
Adjusted Operating Income Ratio	11.1%		6.1%	10.4%		6.0%

Persistency:
Group Life				89.3%		89.2%
Accidental Death & Dismemberment				88.2%		88.1%

[1]Excludes the reserve assumption update that occurred during the third quarter of 2022.

N.M. = not a meaningful percentage

Premium income increased in the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to higher sales. Net investment income was lower in the third quarter and first nine months of 2023 relative to the same periods of 2022 due primarily to a decrease in the level of invested assets and lower miscellaneous investment income, partially offset by an increase in the yield on invested assets.

The benefit ratio, excluding the impact of the reserve assumption update in 2022, was favorable in the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to lower mortality, resulting primarily from lessening impacts of COVID-19 on our insured population, and a lower average claim size in the group life product line.

Commissions and the deferral of acquisition costs in the third quarter of 2023 were consistent with the same period of 2022. Commissions and the deferral of acquisition costs were higher in the first nine months of 2023 compared to the same period of 2022 due primarily to higher sales. The amortization of deferred acquisition costs in the third quarter and first nine months of 2023 was generally consistent to the same periods of 2022. The other expense ratio decreased in the third quarter of 2023 compared to the same period of 2022 due primarily to our focus on expense management and operating efficiencies. The other expense ratio increased in the first nine months of 2023 compared to the same period of 2022 due primarily to an increase in employee-related costs.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$209.5	6.8%	$196.2	$637.4	1.3%	$629.2
Individual Disability	136.7	15.0	118.9	386.7	10.4	350.3
Dental and Vision	69.4	3.4	67.1	206.8	0.1	206.6
Total Premium Income	415.6	8.7	382.2	1,230.9	3.8	1,186.1
Net Investment Income	58.3	(3.6)	60.5	166.9	(2.8)	171.7
Other Income	6.1	N.M	0.2	7.3	N.M	2.1
Total	480.0	8.4	442.9	1,405.1	3.3	1,359.9

Benefits and Expenses
Policy Benefits	177.3	(4.6)	185.9	605.6	(0.5)	608.7
Policy Benefits - Remeasurement Loss (Gain)	5.6	141.2	(13.6)	(45.2)	88.3	(24.0)
Commissions	68.3	13.1	60.4	204.3	9.3	186.9
Deferral of Acquisition Costs	(51.2)	15.6	(44.3)	(157.0)	16.8	(134.4)
Amortization of Deferred Acquisition Costs	43.6	15.6	37.7	127.6	16.0	110.0
Other Expenses	92.9	17.4	79.1	267.9	12.9	237.2
Total	336.5	10.3	305.2	1,003.2	1.9	984.4

Income Before Income Tax and Net Realized Investment Gains and Losses	143.5	4.2	137.7	401.9	7.0	375.5
Reserve Assumption Updates - Voluntary Benefits	(10.4)	(38.8)	(17.0)	(10.4)	(38.8)	(17.0)
Reserve Assumption Updates - Individual Disability	2.6	116.7	1.2	2.6	116.7	1.2
Adjusted Operating Income	$135.7	11.3	$121.9	$394.1	9.6	$359.7

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits[1]	39.1%		43.7%	38.1%		43.7%
Individual Disability[1]	45.4%		44.0%	44.3%		49.6%
Dental and Vision	67.4%		74.5%	74.6%		73.6%
Other Expense Ratio	22.4%		20.7%	21.8%		20.0%
Income Ratio	34.5%		36.0%	32.7%		31.7%
Adjusted Operating Income Ratio	32.7%		31.9%	32.0%		30.3%

Persistency:
Voluntary Benefits				75.5%		75.1%
Individual Disability				89.3%		89.2%
Dental and Vision				76.2%		81.4%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2023 and 2022.

N.M. = not a meaningful percentage

Premium income was higher in the third quarter and first nine months of 2023 compared to the same periods of 2022, due primarily to the partial recapture of a previously ceded block of business in the individual disability product line and higher persistency in the voluntary benefits product line. Also impacting the comparison for the first nine months of 2023 compared to the same period of 2022 were higher sales across all product lines. Net investment income decreased in the third quarter and first nine months of 2023 compared to the same periods of 2022 primarily due to a decline in the yield on invested assets and lower miscellaneous investment income, partially offset by an increase in the level of invested assets. Other income increased in the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to a net gain on the partial recapture of a previously ceded block of business in the individual disability product line.

The benefit ratio, excluding the impacts of the reserve assumption updates, for voluntary benefits was favorable in the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to favorable experience in the disability and life product lines. The benefit ratio, excluding the impacts of the reserve assumption updates, for the individual disability product line was unfavorable in the third quarter of 2023 compared to the same period of 2022 due primarily to higher average size of submitted claims. The benefit ratio, excluding the impacts of the reserve assumption updates, for the individual disability product line was favorable for the first nine months of 2023 compared to the same period of 2022 due primarily to higher mortality. The benefit ratio for the dental and vision product line was favorable in the third quarter of 2023 compared to the same period of 2022 due primarily to lower claims incidence. The benefit ratio for the dental and vision product line was unfavorable in the first nine months of 2023 compared to the same period of 2022 due primarily to higher claims incidence.

Commissions and deferral of acquisition costs were higher in the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to higher sales in the individual disability product line. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2023 compared to the same periods of 2022 due to growth in the level of the deferred asset. Our other expense ratio increased in the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to an increase in employee-related costs and an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$36.6	3.4%	$35.4	$156.1	12.1%	$139.2
Group Short-term Disability	30.5	66.7	18.3	117.1	42.1	82.4
Group Life and AD&D	25.2	(6.3)	26.9	152.9	11.2	137.5
Subtotal	92.3	14.5	80.6	426.1	18.7	359.1
Supplemental and Voluntary
Voluntary Benefits	39.0	(3.7)	40.5	212.5	12.6	188.8
Individual Disability	25.6	(1.2)	25.9	81.0	24.8	64.9
Dental and Vision	14.0	33.3	10.5	42.5	30.4	32.6
Subtotal	78.6	2.2	76.9	336.0	17.4	286.3
Total Sales	$170.9	8.5	$157.5	$762.1	18.1	$645.4

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$65.8	12.1%	$58.7	$255.1	11.6%	$228.5
Large Case Market	26.5	21.0	21.9	171.0	30.9	130.6
Subtotal	92.3	14.5	80.6	426.1	18.7	359.1
Supplemental and Voluntary	78.6	2.2	76.9	336.0	17.4	286.3
Total Sales	$170.9	8.5	$157.5	$762.1	18.1	$645.4

Group sales increased during the third quarter of 2023 compared to the same period of 2022 due to higher sales to new customers in the core market, which we define as employee groups with less than 2,000 employees, and higher sales to new and existing customers in the large case market. Group sales increased during the first nine months of 2023 compared to the same period of 2022 due to higher sales to new and existing customers in both the large case and core markets. The sales mix in the group market sector for the first nine months of 2023 was approximately 60 percent core market and 40 percent large case market.

Voluntary benefits sales decreased during the third quarter of 2023 compared to the same period of 2022 due primarily to lower sales to new and existing customers in the core market and lower sales to new customers in the large case market. Voluntary benefits sales increased during the first nine months of 2023 compared to the same period of 2022 primarily due to higher sales to new and existing customers in the large case market and higher sales to new customers in the core market. Individual disability sales, which are primarily concentrated in the multi-life market, were generally consistent in the third quarter of 2023 compared to the same period of 2022. Individual disability sales increased during the first nine months of 2023 compared to the same period of 2022 due to higher sales to both new and existing customers. Dental and vision sales increased during the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to higher sales to both new and existing customers.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During 2023, we will continue to invest in a unique customer experience defined by simplicity, empathy, and deep industry expertise through the increased utilization of digital capabilities and technology to enhance enrollment, underwriting, the client administration experience, and claims processing. In addition, we will focus on strategically aligned sales by enhancing the connectivity, alignment, and support for brokers and technology partners. With respect to smaller employers, we will continue to provide a comprehensive set of consumer-focused products, enhance our distribution model, and utilize our digital tools to bring industry leading enrollment capabilities and a fully integrated customer experience. Our differentiated offerings and market leading leave management services provide substantial growth opportunities, particularly with larger employers, and stronger persistency in our core products. We believe our active client management, integrated customer experience across our product lines, and strong risk management, will enable us to continue to grow our market over the long-term.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$101.1	12.6%	$89.8	$297.5	3.5%	$287.5
Group Life	44.2	26.3	35.0	124.5	23.9	100.5
Supplemental	34.6	26.3	27.4	99.9	16.4	85.8
Unum Poland	30.7	45.5	21.1	85.2	27.7	66.7
Total Premium Income	210.6	21.5	173.3	607.1	12.3	540.5
Net Investment Income	27.3	(26.2)	37.0	104.0	(15.0)	122.3
Other Income	0.5	150.0	0.2	1.0	42.9	0.7
Total	238.4	13.3	210.5	712.1	7.3	663.5

Benefits and Expenses
Policy Benefits	160.9	4.7	153.7	440.1	5.0	419.2
Policy Benefits - Remeasurement Loss (Gain)	(2.4)	(90.5)	(25.3)	(6.8)	(177.3)	8.8
Commissions	18.3	22.0	15.0	53.8	19.8	44.9
Deferral of Acquisition Costs	(3.8)	31.0	(2.9)	(10.8)	16.1	(9.3)
Amortization of Deferred Acquisition Costs	2.4	84.6	1.3	6.1	—	6.1
Other Expenses	44.1	21.8	36.2	128.9	20.1	107.3
Total	219.5	23.3	178.0	611.3	5.9	577.0

Income Before Income Tax and Net Investment Gains and Losses	18.9	(41.8)	32.5	100.8	16.5	86.5
Reserve Assumption Updates	17.9	N.M	(7.6)	17.9	N.M	(7.6)
Adjusted Operating Income	$36.8	47.8	$24.9	$118.7	50.4	$78.9

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£79.8	4.7%	£76.2	£238.9	4.6%	£228.4
Group Life	34.9	17.1	29.8	100.0	24.5	80.3
Supplemental	27.5	17.5	23.4	80.3	17.4	68.4
Total Premium Income	142.2	9.9	129.4	419.2	11.2	377.1
Net Investment Income	19.5	(34.8)	29.9	77.7	(16.7)	93.3
Other Income	—	—	—	0.1	—	0.1
Total	161.7	1.5	159.3	497.0	5.6	470.5

Benefits and Expenses
Policy Benefits	113.5	(3.5)	117.6	312.6	4.2	300.1
Policy Benefits - Remeasurement Loss (Gain)	(1.4)	(93.4)	(21.1)	(5.3)	(189.8)	5.9
Commissions	9.3	2.2	9.1	28.3	8.8	26.0
Deferral of Acquisition Costs	(0.9)	(10.0)	(1.0)	(3.0)	(9.1)	(3.3)
Amortization of Deferred Acquisition Costs	1.3	62.5	0.8	3.8	(2.6)	3.9
Other Expenses	27.8	9.9	25.3	83.2	20.2	69.2
Total	149.6	14.5	130.7	419.6	4.4	401.8

Income Before Income Tax and Net Investment Gains and Losses	12.1	(57.7)	28.6	77.4	12.7	68.7
Reserve Assumption Updates	16.3	N.M	(5.3)	16.3	N.M	(5.3)
Adjusted Operating Income	£28.4	21.9	£23.3	£93.7	47.8	£63.4

Weighted Average Pound/Dollar Exchange Rate	1.281		1.157	1.243		1.237

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	67.4%		78.7%	69.4%		82.6%
Other Expense Ratio	19.5%		19.6%	19.8%		18.4%
Income Ratio	8.5%		22.1%	18.5%		18.2%
Adjusted Operating Income Ratio	20.0%		18.0%	22.4%		16.8%

Persistency:
Group Long-term Disability				92.4%		84.9%
Group Life				83.6%		88.2%
Supplemental				91.0%		92.3%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2023 and 2022.

N.M. = not a meaningful percentage

Premium income was higher in the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to in-force block growth.

Net investment income was lower in the third quarter and first nine months of 2023 compared to the same periods of 2022 primarily due to lower investment income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

The benefit ratio, excluding the impacts of reserve assumption updates, was favorable in the third quarter and first nine months of 2023 compared to the same periods of 2022 due to favorable claim incidence, favorable claim resolutions, and higher discount rates on new claims in the group long-term disability product line, and lower inflation-linked experience in benefits, partially offset by higher incidence in the supplemental product line. Also impacting the first nine months of 2023 compared to the same period of 2022 was higher mortality in the group life product line.

Commissions, the deferral of acquisition costs, and the amortization of deferred acquisition costs were generally consistent in the third quarter and first nine months of 2023 compared to the same periods of 2022. The other expense ratio was generally consistent in the third quarter of 2023 compared to the same period of 2022. The other expense ratio was higher in the first nine months of 2023 compared to the same period of 2022 due to an increase in employee-related costs and operational investments in the business.

Sales

(in millions of dollars and pounds)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Unum International Sales by Product
Unum UK
Group Long-term Disability	$8.9	39.1%	$6.4	$39.0	10.8%	$35.2
Group Life	10.5	(62.6)	28.1	49.8	1.6	49.0
Supplemental	3.8	72.7	2.2	24.0	65.5	14.5
Unum Poland	7.0	105.9	3.4	23.8	108.8	11.4
Total Sales	$30.2	(24.7)	$40.1	$136.6	24.1	$110.1

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$11.8	26.9%	$9.3	$40.3	22.9%	$32.8
Large Case Market	7.6	(69.8)	25.2	48.5	(5.6)	51.4
Subtotal	19.4	(43.8)	34.5	88.8	5.5	84.2
Supplemental	3.8	72.7	2.2	24.0	65.5	14.5
Unum Poland	7.0	105.9	3.4	23.8	108.8	11.4
Total Sales	$30.2	(24.7)	$40.1	$136.6	24.1	$110.1

Unum UK Sales by Product
Group Long-term Disability	£7.0	27.3%	£5.5	£31.3	13.4%	£27.6
Group Life	8.3	(64.7)	23.5	40.1	1.0	39.7
Supplemental	2.9	52.6	1.9	19.3	70.8	11.3
Total Sales	£18.2	(41.1)	£30.9	£90.7	15.4	£78.6

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£9.4	19.0%	£7.9	£32.5	25.5%	£25.9
Large Case Market	5.9	(72.0)	21.1	38.9	(6.0)	41.4
Subtotal	15.3	(47.2)	29.0	71.4	6.1	67.3
Supplemental	2.9	52.6	1.9	19.3	70.8	11.3
Total Sales	£18.2	(41.1)	£30.9	£90.7	15.4	£78.6

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales increased in the third quarter of 2023 compared to the same period of 2022, driven by higher sales to new customers in the large case market, which we define as employee groups with greater than 500 employees, and higher sales to new customers in the core market. Group long-term disability sales were higher in the first nine months of 2023 compared to the same period of 2022 driven by higher sales to new customers in the core market and existing customers in the large case market.

Group life sales decreased in the third quarter of 2023 compared to the same period of 2022 due to lower sales to new customers in the large case market. Group life sales were generally consistent in the first nine months of 2023 compared to the same period of 2022.

Supplemental sales increased in the third quarter and first nine months of 2023 compared to the same periods of 2022 due to higher sales in our group critical illness and dental product lines.

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

In 2023, we expect sales and premium growth to continue, alongside improving claim experience. We recognize that 2022 earnings benefited from inflation linked income that we expect to trend towards a more normalized level in 2023 and could pressure earnings growth if inflation continues to decline. We may see impacts to net investment income and fluctuations in our benefit ratio as inflation continues to moderate. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$236.7	0.3%	$236.1	$708.0	(0.8)%	$714.0
Life	106.2	6.0	100.2	318.1	4.9	303.2
Cancer and Critical Illness	88.3	1.5	87.0	265.2	0.3	264.4
Total Premium Income	431.2	1.9	423.3	1,291.3	0.8	1,281.6
Net Investment Income	39.3	1.8	38.6	114.6	(0.7)	115.4
Other Income	0.3	—	0.3	0.9	12.5	0.8
Total	470.8	1.9	462.2	1,406.8	0.6	1,397.8

Benefits and Expenses
Policy Benefits	218.9	(1.0)	221.0	660.0	(4.7)	692.8
Policy Benefits - Remeasurement Gain	(87.7)	25.1	(70.1)	(93.1)	12.6	(82.7)
Commissions	88.8	3.3	86.0	266.7	3.4	258.0
Deferral of Acquisition Costs	(75.0)	6.7	(70.3)	(226.1)	7.5	(210.4)
Amortization of Deferred Acquisition Costs	56.7	46.5	38.7	153.4	19.5	128.4
Other Expenses	85.5	2.0	83.8	252.9	5.8	239.1
Total	287.2	(0.7)	289.1	1,013.8	(1.1)	1,025.2

Income Before Income Tax and Net Investment Gains and Losses	183.6	6.1	173.1	393.0	5.5	372.6
Reserve Assumption Updates	(80.7)	46.2	(55.2)	(80.7)	46.2	(55.2)
Adjusted Operating Income	$102.9	(12.7)	$117.9	$312.3	(1.6)	$317.4

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	49.1%		48.7%	50.2%		51.9%
Other Expense Ratio	19.8%		19.8%	19.6%		18.7%
Income Ratio	42.6%		40.9%	30.4%		29.1%
Adjusted Operating Income Ratio	23.9%		27.9%	24.2%		24.8%

Persistency:
Accident, Sickness, and Disability				73.1%		73.8%
Life				84.7%		85.1%
Cancer and Critical Illness				82.2%		82.3%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2023 and 2022.

Premium income in the third quarter and first nine months of 2023 was favorable compared to the same periods of 2022 due to higher sales in prior periods, partially offset by lower persistency. Net investment income increased during the third quarter of 2023 relative to the same period of 2022 due primarily to an increase in the yield on invested assets and an increase in the level of invested assets. Net investment income was generally consistent in the first nine months of 2023 with the same period of 2022.

The benefit ratio, excluding the impacts of the reserve assumption updates, was unfavorable in the third quarter of 2023 compared to the same period of 2022 primarily due to higher incidence in the life product line. The benefit ratio, excluding the impacts of the reserve assumption updates, for the first nine months of 2023 relative to the same period of 2022 was favorable due primarily to lower claim costs in the accident, sickness, and disability product line and favorable mortality experience in the life product line resulting from lessening impacts of COVID-19.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2023 relative to the same periods of 2022 due to higher sales in prior periods. The amortization of deferred acquisition costs was higher during the third quarter and first nine months of 2023 relative to the same periods of 2022 primarily due to increased lapses and growth in the level of the deferred asset. The other expense ratio was generally consistent in the third quarter of 2023 relative to the same period of 2022. The other expense ratio was higher in the first nine months of 2023 relative to the same period of 2022 due primarily to an increase in employee-related costs and an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Sales by Product
Accident, Sickness, and Disability	$73.1	2.4%	$71.4	$214.5	2.1%	$210.0
Life	29.9	7.2	27.9	86.3	7.3	80.4
Cancer and Critical Illness	18.3	10.2	16.6	49.3	3.4	47.7
Total Sales	$121.3	4.7	$115.9	$350.1	3.5	$338.1

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$77.2	5.2%	$73.4	$231.6	2.8%	$225.4
Large Case Market	10.5	(1.9)	10.7	32.3	(11.0)	36.3
Subtotal	87.7	4.3	84.1	263.9	0.8	261.7
Public Sector	33.6	5.7	31.8	86.2	12.8	76.4
Total Sales	$121.3	4.7	$115.9	$350.1	3.5	$338.1

Commercial market sales increased in the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to higher sales to new and existing customers in the core market, which we define as accounts with less than 1,000 employees. Also impacting the commercial market sales comparison for the first nine months of 2023 is lower sales to new and existing customers in the large case market. Public sector market sales increased in the third quarter and first nine months of 2023 compared to the same periods of 2022 due to higher sales to existing customers, partially offset by lower sales to new customers.

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

In 2023, we expect positive adjusted operating income growth for the full year with sales growth and full year premium income growing from the prior year, but at a rate that is below pre-pandemic levels. We expect stable claim experience in 2023, but could continue to experience some level of claims volatility. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Long-term Care	$172.1	(1.4)%	$174.5	$521.2	(0.3)%	$523.0
All Other	54.3	(11.0)	61.0	166.0	(12.8)	190.4
Total Premium Income	226.4	(3.9)	235.5	687.2	(3.7)	713.4
Net Investment Income	274.9	9.3	251.4	796.0	(2.7)	817.7
Other Income	12.8	(2.3)	13.1	40.1	(12.1)	45.6
Total	514.1	2.8	500.0	1,523.3	(3.4)	1,576.7

Benefits and Expenses
Policy Benefits	404.4	(3.1)	417.4	1,202.8	(4.3)	1,256.8
Policy Benefits - Remeasurement Loss (Gain)	402.5	N.M	(17.3)	421.3	N.M	(20.2)
Commissions	18.3	(4.7)	19.2	55.5	(3.6)	57.6
Other Expenses	43.8	3.3	42.4	128.4	0.5	127.8
Total	869.0	88.2	461.7	1,808.0	27.1	1,422.0

Income (Loss) Before Income Tax and Net Investment Gains and Losses	(354.9)	N.M	38.3	(284.7)	N.M	154.7
Amortization of the Cost of Reinsurance	11.1	(5.9)	11.8	33.1	(14.0)	38.5
Non-Contemporaneous Reinsurance	9.2	N.M	1.7	26.4	9.5	24.1
Reserve Assumption Updates - Long-term Care	368.1	N.M	(2.9)	368.1	N.M	(2.9)
Reserve Assumption Updates - All Other	0.7	110.3	(6.8)	0.7	110.3	(6.8)
Adjusted Operating Income	$34.2	(18.8)	$42.1	$143.6	(30.8)	$207.6

Interest Adjusted Loss Ratio:
Long-term Care[1]	105.3%		83.6%	94.7%		83.5%

Operating Ratios (% of Premium Income):
Other Expense Ratio[2]	14.4%		13.0%	13.9%		12.5%
Income (Loss) Ratio	(156.8)%		16.3%	(41.4)%		21.7%
Adjusted Operating Income Ratio	15.1%		17.9%	20.9%		29.1%

Persistency:
Long-term Care				95.5%		95.4%

[1]Excludes the long-term care reserve assumption updates that occurred during the third quarters of 2023 and 2022.
[2]Excludes amortization of the cost of reinsurance.

N.M. = not a meaningful percentage

Premium income for long-term care in the third quarter and first nine months of 2023 was generally consistent with the same periods of 2022. Premium income for our All Other product line continues to decline as expected due to policyholder lapses.

Net investment income was higher during the third quarter of 2023 relative to the same period of 2022 due to an increase in the level of invested assets and higher miscellaneous investment income, primarily related to increases in the NAV during the quarter on our private equity partnerships. Net investment income was lower during the first nine months of 2023 relative to the same period of 2022 due to lower miscellaneous investment income, primarily related to smaller increases in the NAV year to date on our private equity partnerships, partially offset by an increase in the level of invested assets.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

The interest adjusted loss ratio for long-term care, excluding the impacts of the long-term care reserve assumption updates, was unfavorable during the third quarter and first nine months of 2023 relative to the same periods of 2022 driven primarily by higher claim incidence as well as impacts from the change in the net premium ratio resulting from the reserve assumption update.

The other expense ratio, excluding the amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction, was higher in the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to a decline in expense allowances related to the ceded block of individual disability business. Also contributing to the higher other expense ratio in the first nine months of 2023 compared to the same periods of 2022 was an increase in employee-related costs.

Individual Disability Reinsurance Transaction

As shown in the chart above, we exclude from income before income tax and net investment gains and losses, the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction, where we ceded a significant portion of this business. As a result of the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. The increase in the effects of non-contemporaneous reinsurance treatment in the third quarter and first nine months of 2023 compared to the same periods of 2022 is due to favorable experience in this block which resulted in a larger net change in reserves in the third quarter and first nine months of 2023 compared to the same periods of 2022.

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

Segment Outlook

We will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. We will continue to explore structural options to enhance financial flexibility. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings. In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over the long term as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income, driven by bond calls and the increased allocation towards alternative assets, primarily private equity partnership investments, in the long-term care product line portfolio. We record changes in our share of the NAV of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. As these net asset values are volatile and can fluctuate materially with changes in market economic conditions, there may possibly be significant movements up or down in future periods as conditions change. We continuously monitor key indicators to assess our risks and adjust our business plans, including utilization of derivative financial instruments to manage interest rate risk.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, resolutions, investment returns, premium rate increases, and persistency. The long-term care interest adjusted loss ratio may continue to experience quarterly volatility, particularly in the near term as our claim block matures and as we continue the implementation of premium rate increases. Claim resolution rates which reflect the probability that a disability or long-term care claim will close due to recovery or death of the insureds, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, mortality, morbidity, claim resolutions, premium rate increases, and lapses, could result in a material impact to our reserves. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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

Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2023	% Change	2022	2023	% Change	2022
Adjusted Operating Revenue
Net Investment Income	$18.3	30.7%	$14.0	$69.8	111.5%	$33.0
Other Income	—	(100.0)	0.4	2.5	(30.6)	3.6
Total	18.3	27.1	14.4	72.3	97.5	36.6

Interest, Debt, and Other Expenses	59.8	(6.4)	63.9	182.2	11.5	163.4

Adjusted Operating Loss	$(41.5)	(16.2)	$(49.5)	$(109.9)	(13.3)	$(126.8)

N.M. = not a meaningful percentage

Adjusted operating loss decreased in the third quarter and first nine months of 2023 relative to the same periods of 2022 due primarily to increased net investment income, which was driven by an increase in yield on invested assets, partially offset by higher pension expenses. Also impacting the comparison for the third quarter of 2023 is a decrease in interest and debt expenses.

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

We manage our asset and liability cash flow match and our asset and liability duration match to manage interest rate risk. We may redistribute investments among our different lines of business or sell selected securities and reinvest the proceeds, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies on long-term measures such as reserve adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rate assumptions embedded in the reserves. We also use this analysis in determining hedging strategies and utilizing derivative financial instruments to manage interest rate risk and the risk related to matching duration for our assets and liabilities. We do not use derivative financial instruments for speculative purposes.

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

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2023

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,391.4	$(274.7)	$1,967.5	$294.2	$423.9	$19.5
Capital Goods	3,034.3	(299.0)	2,234.5	343.7	799.8	44.7
Communications	2,154.9	(219.2)	1,405.9	277.3	749.0	58.1
Consumer Cyclical	1,299.9	(162.7)	1,087.9	176.6	212.0	13.9
Consumer Non-Cyclical	5,846.7	(768.6)	4,467.2	838.9	1,379.5	70.3
Energy	2,512.4	(128.1)	1,449.6	182.4	1,062.8	54.3
Financial Institutions	3,540.6	(558.9)	3,301.4	565.9	239.2	7.0
Mortgage/Asset-Backed	604.9	(50.1)	490.8	54.2	114.1	4.1
Sovereigns	819.6	(126.1)	376.6	138.9	443.0	12.8
Technology	1,372.6	(202.9)	1,282.3	207.6	90.3	4.7
Transportation	1,566.1	(208.0)	1,312.5	217.9	253.6	9.9
U.S. Government Agencies and Municipalities	3,966.1	(706.0)	2,953.7	763.7	1,012.4	57.7
Public Utilities	4,961.2	(449.3)	3,525.9	517.0	1,435.3	67.7
Total	$34,070.7	$(4,153.6)	$25,855.8	$4,578.3	$8,214.9	$424.7

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of September 30, 2023 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2023. The increase in the unrealized loss on fixed maturity securities during the third quarter of 2023 was due primarily to an increase in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2023			2022
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$242.2	$89.7	$38.2	$63.0	$523.7
> 90 <= 180 days	152.4	45.9	14.2	316.6	879.0
> 180 <= 270 days	79.2	21.0	169.2	614.5	945.4
> 270 days <= 1 year	5.5	234.9	461.9	1,126.6	218.6
> 1 year <= 2 years	2,307.7	2,203.2	1,678.1	484.0	195.0
> 2 years <= 3 years	195.4	58.3	64.8	19.2	2.9
> 3 years	6.8	2.1	1.9	—	—
Sub-total	2,989.2	2,655.1	2,428.3	2,623.9	2,764.6

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	28.2	—	10.6	—
> 90 <= 180 days	—	—	5.5	—	22.3
> 180 <= 270 days	—	10.0	—	28.5	564.2
> 270 days <= 1 year	34.9	—	24.1	320.2	427.4
> 1 year <= 2 years	1,180.0	547.0	367.1	532.7	176.5
> 2 years <= 3 years	157.5	58.1	51.7	29.6	18.5
> 3 years	15.7	—	—	—	—
Sub-total	1,388.1	643.3	448.4	921.6	1,208.9

Fair Value <= 40% of Amortized Cost

> 1 year <= 2 years	26.7	16.5	—	—	—
Sub-total	26.7	16.5	—	—	—

Total	$4,404.0	$3,314.9	$2,876.7	$3,545.5	$3,973.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2023			2022
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$3.7	$2.7	$1.5	$1.8	$27.1
> 90 <= 180 days	2.4	1.2	—	12.6	58.5
> 180 <= 270 days	1.4	—	6.3	39.1	103.8
> 270 days <= 1 year	—	5.8	31.8	84.7	15.2
> 1 year <= 2 years	106.7	112.2	82.9	17.5	3.8
> 2 years <= 3 years	3.9	—	—	0.5	0.7
> 3 years	2.7	2.9	2.5	2.7	3.4
Sub-total	120.8	124.8	125.0	158.9	212.5

Fair Value < 70% >= 40% of Amortized Cost

> 180 <= 270 days	—	—	—	—	5.0
> 270 days <= 1 year	—	—	—	7.6	—
> 1 year <= 2 years	27.7	1.3	—	1.3	—
> 2 years <= 3 years	—	—	—	5.1	6.2
> 3 years	15.1	13.8	13.7	9.6	9.9
Sub-total	42.8	15.1	13.7	23.6	21.1

Fair Value <= 40% of Amortized Cost

> 270 days <= 1 year	—	0.1	—	—	—
> 1 year <= 2 years	10.5	9.5	11.2	—	—
> 3 years	0.2	0.2	—	—	—
Sub-total	10.7	9.8	11.2	—	—

Total	$174.3	$149.7	$149.9	$182.5	$233.6

As of September 30, 2023, we held 104 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of September 30, 2023

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Numbers of Issuers
Basic Industry	$348.3	$(90.9)	6
Capital Goods	513.5	(114.6)	9
Communications	525.7	(138.6)	8
Consumer Cyclical	356.1	(92.9)	6
Consumer Non-Cyclical	1,538.4	(331.2)	25
Energy	266.4	(54.1)	4
Financial Institutions	1,236.7	(213.6)	14
Sovereigns	348.1	(129.0)	2
Technology	348.9	(91.1)	6
Transportation	357.6	(95.4)	7
U.S. Government Agencies and Municipalities	391.6	(93.2)	8
Public Utilities	639.0	(160.9)	9
Total	$6,870.3	$(1,605.5)	104

At September 30, 2023, we held three below investment-grade fixed maturity securities with a gross unrealized loss greater than $10.0 million. The first security is a utility company and had a fair value of $25.5 million and a gross unrealized loss of $19.9 million. The second security is a pharmaceutical company and had a fair value of $38.0 million and a gross unrealized loss of $12.2 million. The third security is a communications company and had a fair value of $4.5 million and a gross unrealized loss of $10.4 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2023, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to higher interest rates, wider credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

We had no individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first nine months of 2023. During the third quarter of 2022, we recognized a realized loss of $12.6 million on the sale of securities of a pharmaceutical company that was impacted by an adverse ruling surrounding a patent held for its largest drug. We had no other individual investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first nine months of 2022.

During the third quarter of 2023, we took the opportunity to sell over $700 million of shorter duration bonds in our long-term care portfolio and reinvest the proceeds in higher quality, higher yielding, and longer duration bonds that better match our liability cash flows. Although this activity did not result in any individual losses of $10.0 million or greater, it did result in a total of $35 million in net investment losses but will be accretive to net investment income in future quarters.

As of September 30, 2023, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $1,581.5 million and $1,411.3 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased from 4.6 percent at December 31, 2022 to 3.3 percent at September 30, 2023 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-

grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,321.5 million and $2,435.4 million at September 30, 2023 and December 31, 2022, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $10.2 million and $9.3 million at September 30, 2023 and December 31, 2022, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types.

Due to conservative underwriting, the incidence of non-performing mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held no specifically identified impaired mortgage loans at September 30, 2023 or December 31, 2022. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,280.9 million and $1,194.3 million at September 30, 2023 and December 31, 2022, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $22.6 million and $56.7 million for the partnerships in the third quarter and first nine months of 2023, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $836.9 million of commitments for additional investments in the partnerships at September 30, 2023 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, credit risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, credit default swaps, and total return swaps. During the first nine months of 2023, we entered into $1,088.0 million of notional forward U.S. Treasury interest rate locks in our long-term care product line to manage our reinvestment risk. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was a nominal amount at September 30, 2023. At September 30, 2023, the carrying value of fixed maturity securities received from our counterparties was $17.8 million. The carrying value of fixed maturity securities and cash posted as collateral to our counterparties was $166.0 million and $4.6 million, respectively, at September 30, 2023. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 5 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

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

The liquidity requirements of the holding company, Unum Group, include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of September 30, 2023, Unum Group and our intermediate holding companies had available holding company liquidity of $1,182.0 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. In December 2022, our board of directors authorized the repurchase of up to $200.0 million of Unum Group's outstanding common stock beginning January 1, 2023. In February 2023, our board of directors authorized an increase to the share repurchase program such that we are now authorized to repurchase up to $250.0 million of Unum Group's outstanding common stock. This share repurchase program has an expiration date of December 31, 2023, with the timing and amount of repurchase activity to be based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. In October 2023, our board of directors authorized the repurchase of up to $500.0 million of Unum Group's outstanding common stock beginning on January 1, 2024. The repurchase program authorized in October 2023 has no scheduled termination date. During the nine months ended September 30, 2023, we repurchased 3.9 million shares at a cost of $175.4 million. As of September 30, 2023, the remaining repurchase amount under the current share repurchase program was $75.9 million. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves were deficient by $2,100 million as of December 31, 2018, the financial statement date of the examination period. The amount reserves are deficient by may increase or decrease over time based on changes in assumed reinvestment rates, policyholder inventories, premium rate increase activity, and the underlying growth in the locked in statutory reserve basis as well as updates to other long term actuarial assumptions. This amount is reviewed and updated annually in the fourth quarter. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. Additional information regarding the Unum America premium deficiency reserve is as follows:

(in millions of dollars)
Premium Deficiency Reserve
Gross Premium Deficiency Reserve as of December 31, 2022	$2,851.0
Cumulative Gross Premium Deficiency Reserve Recognized through December 31, 2022	1,191.0
Remaining Premium Deficiency Reserve to be Recognized as of December 31, 2022	1,660.0
Gross Premium Deficiency Reserve Recognized during the three months ended March 31, 2023	53.5
Gross Premium Deficiency Reserve Recognized during the three months ended June 30, 2023	130.0
Gross Premium Deficiency Reserve Recognized during the three months ended September 30, 2023	175.0
Remaining Premium Deficiency Reserve to be Recognized as of September 30, 2023	$1,301.5

The phase in amount during the nine months ended September 30, 2023 was funded using cash flows from operations and capital contributions from Unum Group. This strengthening is incorporated by using explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI's examination conclusion. We expect no additional funding required to fully recognize the premium deficiency reserve by year end.

Unum America cedes blocks of business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Fairwind did not pay dividends in 2022 nor do we anticipate that Fairwind will pay dividends in 2023. During the first nine months of 2023, Unum Group made $600.0 million in capital contributions to Fairwind.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at September 30, 2023 are in line with our expectations and are significantly above the level that would require state regulatory action.

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

Funding for Employee Benefit Plans

During the nine months ended September 30, 2023, we made contributions of $57.0 million and £3.4 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $20 million and £1 million during the remainder of 2023. We had no regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans and made no voluntary contributions during the nine months ended September 30, 2023. We do not expect to have regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans during the remainder of 2023, but we reserve the right to make voluntary contributions during the remainder of 2023. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt, Term Loan Facility, Credit Facilities, and Other Sources of Liquidity

Our short-term debt balance at September 30, 2023 was $2.0 million and is comprised entirely of our 7.000% unsecured medium-term notes due in the fourth quarter of 2023.

Our long-term debt balance at September 30, 2023 was $3,429.8 million, net of deferred debt issuance costs of $31.2 million, and is comprised of our unsecured notes, which consist of our senior notes, medium-term notes, term loan facility, and junior subordinated debt securities.

We have a five-year $500 million senior unsecured revolving credit facility with a syndicate of lenders which is currently scheduled to expire in April 2027. Certain of our traditional U.S. life insurance subsidiaries may also borrow under the credit facility subject to an unconditional guarantee by Unum Group. At September 30, 2023, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

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

Commitments

At September 30, 2023, we had commitments of $53.8 million to fund certain investments in private placement fixed maturity securities and $836.9 million to fund certain private equity partnerships. In addition, we had $8.8 million of commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022. During the first nine months of 2023, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of September 30, 2023, we held $59.6 million of cash collateral from securities lending agreements. The average cash collateral balance during the first nine months of 2023 was $89.1 million, and the maximum amount outstanding at any month end was $134.4 million. As of September 30, 2023, we held $12.3 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2023 was $33.9 million, and the maximum amount outstanding at any month end was $65.5 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at September 30, 2023, nor did we utilize any securities repurchase agreements during the first nine months of 2023. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of September 30, 2023, we owned $16.3 million of FHLB common stock and had outstanding advances of $76.9 million from the regional FHLBs which were used for the purpose of investing in either short-term investments or fixed maturity securities. As of September 30, 2023, we have additional borrowing capacity of approximately $753.0 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Nine Months Ended September 30
	2023	2022
Net Cash Provided by Operating Activities	$859.3	$1,061.8
Net Cash Used by Investing Activities	(498.6)	(691.2)
Net Cash Used by Financing Activities	(314.0)	(302.3)
Net Increase in Cash and Bank Deposits	$46.7	$68.3

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

During the third quarter of 2023, we sold over $700.0 million of shorter duration bonds in our long-term care portfolio and reinvested the proceeds in higher quality, higher yielding, and longer duration bonds that better match our liability cash flows. As a result of this activity, both sales and purchases of fixed maturity securities increased in the first nine months of 2023 compared to the same prior year period.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, dividends paid to stockholders, repurchases of common stock, and policyholders' account deposits and withdrawals.

Cash used to repurchase shares of Unum Group's common stock during the first nine months of 2023 and 2022 was $174.2 million and $136.1 million, respectively. During the first nine months of 2023 and 2022, we paid dividends of $205.7 million and $188.4 million, respectively, to holders of Unum Group's common stock.

Also included in financing cash flows during the first nine months of 2023 and 2022 was $18.6 million and $5.2 million, respectively, of cash received related to the active life cohort volatility agreement with Commonwealth as a result of the Closed Block individual disability reinsurance transaction.

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

	AM Best	Fitch	Moody's	S&P
Outlooks	Stable	Positive	Stable	Stable

Issuer Credit Ratings	bbb+	BBB-	Baa3	BBB

Financial Strength Ratings
Provident Life and Accident Insurance Company	A	A-	A3	A
Provident Life and Casualty Insurance Company	A	A-	NR	NR
Unum Life Insurance Company of America	A	A-	A3	A
First Unum Life Insurance Company	A	A-	A3	A
Colonial Life & Accident Insurance Company	A	A-	A3	A
The Paul Revere Life Insurance Company	A	A-	A3	A
Starmount Life Insurance Company	A	NR	NR	NR
Unum Insurance Company	A	A-	A3	NR
Unum Limited	NR	NR	NR	A-

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

In August 2023, AM Best upgraded its long-term issuer credit rating to bbb+ from bbb and also affirmed its financial strength ratings for our domestic insurance subsidiaries. The credit rating upgrade reflects improved risk-adjusted capitalization, stable asset quality, strong financial flexibility, and enhanced liquidity. Following the upgrade, the outlook for the long-term issuer credit rating was revised to stable from positive, while the outlook for financial strength rating remains stable.

There have been no other changes in the rating agencies' outlooks or ratings during 2023 prior to the date of this filing.

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

Other than the aforementioned impact of the adoption of ASU 2018-12, during the first nine months of 2023, there were no substantive changes to our market risk or the management of this risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2023.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 13 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the third quarter of 2023.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1) (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2) (3)
July 1 - July 31, 2023	949,230	$47.90	949,230	$91,835,772
August 1 - August 31, 2023	179,331	49.22	179,331	83,008,901
September 1 - September 30, 2023	409,533	48.20	409,533	75,931,571
Total	1,538,094		1,538,094

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

(3) In July 2023, we entered into an accelerated repurchase agreement. As part of this transaction, we paid $50.0 million to a financial counterparty, which resulted in an immediate, corresponding reduction to the remaining authorized repurchase amount, and received an initial delivery of 781,250 shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in September 2023, resulting in the delivery to us of 264,995 additional shares. In total, we repurchased 1,046,205 shares pursuant to the July 2023 accelerated share repurchase agreement. The remaining shares repurchased during the third quarter of 2023 were purchased in open market transactions.

ITEM 5. OTHER INFORMATION

On August 4, 2023, Elizabeth C. Ahmed, our EVP, People & Communications, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading arrangement provides for the sale of up to 5,000 shares of our common stock between November 6, 2023 and August 2, 2024.

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

Unum Group
(Registrant)
Date: November 1, 2023	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: November 1, 2023	By:	/s/ Walter L. Rice, Jr.
Walter L. Rice, Jr.
Senior Vice President, Chief Accounting Officer