Form 10-K
period 2023-12-31
Unum Group
filed 2024-02-20
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $9.4 billion. As of February 16, 2024, there were 191,518,006 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2024 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2023.

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
•The impact of pandemics and other public health issues on our business, financial position, results of operations, liquidity and capital resources, and overall business operations.
•Changes in, or interpretations or enforcement of, laws and regulations.
•A cybersecurity attack or other security breach resulting in compromised data or the unauthorized acquisition of confidential data.
•The failure of our business recovery and incident management processes to resume our business operations in the event of a natural catastrophe, cybersecurity attack, or other event.
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
•Changes in our financial strength and credit ratings.
•Actual experience in the broad array of our products that deviates from our assumptions used in pricing, underwriting, and reserving.
•Our ability to hire and retain qualified employees.
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

PART I

ITEM 1. BUSINESS

General

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, Poland, and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere Life), Colonial Life & Accident Insurance Company, Unum Insurance Company, Starmount Life Insurance Company (Starmount), in the United Kingdom, Unum Limited, and in Poland, Unum Zycie TUiR S.A. (Unum Poland). We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

Specifically, we offer group, individual, voluntary, and dental and vision products as well as provide certain fee-based services. These products and services, which can be sold stand-alone or combined with other coverages, help employers of all sizes attract and retain the talented and capable workforce they need to succeed while protecting the incomes and livelihood of their employees. We believe employer-sponsored benefits are the most effective way to provide workers with access to information and options to protect their financial stability. Working people and their families, particularly those at lower and middle incomes, are perhaps the most vulnerable in today's economy yet are often overlooked by many providers of financial products and services. For many of these workers and families, employer-sponsored benefits are the primary defense against the potentially catastrophic financial impact of death, illness, or injury.

We have established a corporate culture consistent with the social value of our products and services. Because we see important links between the obligations we have to all of our stakeholders, we place a strong emphasis on operating with integrity and contributing to positive change in our communities. Accordingly, we are committed not only to meeting the needs of our customers who depend on us, but also to being accountable for our actions through sound and consistent business practices, a strong internal compliance program, a comprehensive risk management strategy, and an engaged employee workforce.

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength. The products and services we provide have never been more important to employers, employees, and their families. Our strategy remains centered on growing our core businesses through investing and transforming our operations and technology to anticipate and respond to the changing needs of the marketplace, driving enhanced customer experiences and expanding into new adjacent markets through meaningful partnerships and effective deployment of our capital across our portfolio.

We continue to analyze and employ strategies we believe will help us navigate the current environment and allow us to maintain financial flexibility to support the needs of our businesses while also allowing us to return capital to our shareholders. As we have seen in the current environment, we have substantial leverage to inflation and strong labor markets which generate wage and payroll growth. To the extent that our own costs increase as a result of wage inflation, we have the ability to adjust our prices on new and renewing business to reflect these higher costs.

Long-term, we believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our financial objectives.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate. The percentage of consolidated premium income generated by each reporting segment for the year ended December 31, 2023 is as follows:

Unum US	65.5%
Unum International	8.2
Colonial Life	17.2
Closed Block	9.1
Total	100.0%

Financial information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Unum US Segment

Our Unum US segment is comprised of group disability, group life and accidental death and dismemberment, and supplemental and voluntary lines of business. The group disability line of business includes long-term and short-term disability, medical stop-loss, and fee-based service products. The supplemental and voluntary line of business includes voluntary benefits, individual disability, and dental and vision products. Unum US products are issued primarily by Unum America, Provident, Starmount, and Unum Insurance Company. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. Our market strategy for Unum US is to effectively deliver an integrated offering of employee benefit products in the group core market segment, which we define for Unum US as employee groups with fewer than 2,000 employees, the group large case market segment, and the supplemental and voluntary market segment.

The percentage of Unum US segment premium income generated by each product line during 2023 is as follows:

Group Disability	46.7%
Group Life and Accidental Death & Dismemberment	28.2
Voluntary Benefits	12.9
Individual Disability	8.0
Dental and Vision	4.2
Total	100.0%

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

Our fee-based services include leave management and administrative services only (ASO) business. Leave management services provide administrative services on behalf of employers to ensure the protected leave eligibility and status for employees are in accordance with applicable laws and regulations. ASO products provide administrative services regarding claims processing and billing for self-insured customers for which the responsibility for funding claim payments remains with the customer.

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

The percentage of Unum International segment premium income generated by each product line during 2023 is as follows:

Unum UK
Group Long-term Disability	48.0%
Group Life	20.5
Supplemental	17.2
Unum Poland	14.3
Total	100.0%

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

Unum UK Supplemental

Supplemental products are sold to employers and groups of employees and include group critical illness and group dental products. Group critical illness products provide a lump-sum benefit on the occurrence of a covered critical illness event. Group dental products generally provide fixed benefits based on specified treatments or a portion of the cost of the treatment. Beginning in 2022, supplemental products are no longer actively marketed to individual customers.

Premiums for group critical illness products are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those utilized for

Unum UK group long-term disability products. Premiums for group dental products are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit, with minor pricing variation based on the number of covered employees in the group. Profitability of our supplemental products is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

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

The percentage of Colonial Life segment premium income generated by each product line during 2023 is as follows:

Accident, Sickness, and Disability	54.8%
Life	24.7
Cancer and Critical Illness	20.5
Total	100.0%

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

Life

Life products are primarily comprised of universal life, whole life, and term life policies. We discontinued offering universal life policies in 2019.

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

Closed Block Segment

Our Closed Block segment consists of group and individual long-term care and other insurance products no longer actively marketed. Closed Block segment premium income for 2023 was comprised of approximately 76 percent group and individual long-term care and 24 percent other insurance products.

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

Other

Other insurance products not actively marketed include individual disability, group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. The majority of these products have been reinsured, with approximately 85 percent of reserves at December 31, 2023 ceded to other insurance companies.

In December 2020, we entered into the first phase of a reinsurance transaction to reinsure the majority of our Closed Block individual disability products to a third party. In March 2021, we completed the second phase of the reinsurance transaction to reinsure a portion of the remaining Closed Block individual disability business that was not ceded in December 2020. For further discussion on this reinsurance transaction, refer to "Reinsurance" herein in this Item 1, "Executive Summary" and "Segment Results" contained herein in Item 7, and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

In general, the maximum amount of life insurance risk retained by our U.S. insurance subsidiaries under group or individual life or group or individual accidental death and dismemberment policies during 2023 was $1 million per covered life per policy. The retention amount remains at $1 million for 2024. For Unum Limited life insurance risk, during 2023 we had reinsurance agreements which provided 75 percent quota share coverage up to £500 thousand per covered life for group dependent life benefits and 25 percent quota share coverage for group lump sum benefits, as well as 100 percent coverage per covered life above that amount. For Unum Limited, during 2024, we have reinsurance agreements which provide 20 percent quota share coverage for group lump sum benefits up to £500 thousand per covered life as well as 100 percent coverage per covered life above that amount. For Unum Limited in both 2023 and 2024, we have reinsured 100 percent of benefits in excess of £2 million for both group dependents and lump sum benefits.

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

We have global catastrophic reinsurance coverage which covers all Unum Group insurance companies and includes four layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regard to a catastrophic event. Each layer provides coverage for catastrophic events, including most acts of war and any type of terrorism, up to $1 million of coverage per person per policy for each U.S. and Poland line of covered business, and up to £2 million of coverage for each U.K. covered line of business. We have the following coverage for 2024, after a $150 million deductible:

Layer	Coverage Layer (in millions)	Percent Coverage	Coverage (in millions)
First	$100.0	50.0%	$50.0
Second	100.0	55.0	55.0
Third	150.0	55.0	82.5
Fourth	300.0	55.0	165.0
Total Catastrophic Coverage			$352.5

In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, intercompany reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. Unum Limited has the following additional coverage for 2024, after a £80 million deductible:

Layer	Coverage Layer (in millions)	Percent Coverage	Coverage (in millions)
First	£40.0	80.0%	£32.0
Second	30.0	40.0	12.0
Total Catastrophic Coverage			£44.0

Unum Poland had additional global catastrophic reinsurance coverage of up to 100 million zł per event, or up to 200 million zł for the year, with a maximum retention limit of 1.2 million zł in 2023. Insurable events excluded war, as well as nuclear, chemical, biological and other forms of terrorism. For 2024, Unum Poland has additional global catastrophic reinsurance coverage of up to 100 million zł per event, or up to 200 million zł for the year, with a maximum retention limit of 2.0 million zł. Insurable events include passive war, as well as nuclear, chemical, biological and other forms of terrorism.

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

We also cede 20 percent of the risk for certain blocks of recently issued Unum US individual disability policies, as well as some related claims development risk for a limited period of time. The agreement is on a non-proportional modified coinsurance basis with a provision for experience refunds, which we amended effective July 2023 to reduce the quota share from 30 percent to 20 percent.

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

For further discussion of our reinsurance activities, refer to "Risk Factors" contained herein in Item 1A; "Executive Summary," "Consolidated Operating Results," "Segment Results," and "Liquidity and Capital Resources - Cash Available from

Subsidiaries" contained herein in Item 7, and Notes 1, 14, and 18 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Liabilities for Future Policy Benefits

The applicable insurance laws under which insurance companies operate require that they report liabilities for future policy benefits to meet future obligations on their outstanding policies. These liabilities are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the liabilities shall not be less than liabilities calculated using certain specified mortality and morbidity tables, interest rates, and methods of valuation required for statutory accounting.

The liabilities for future policy benefits reported in our financial statements contained herein are calculated in conformity with GAAP and differ from those specified by the laws of the various states and reported in the statutory financial statements of our insurance subsidiaries. These differences result from the use of mortality and morbidity tables and interest assumptions which we believe are more representative of the expected experience for these policies than those required for statutory accounting purposes and also result from differences in actuarial reserving methods.

The assumptions we use to calculate our liabilities are intended to represent an estimate of experience for the period that policy benefits are payable. Some of the key assumptions include the discount rate, the claim resolution rate, the claim incidence rate, and policyholder lapse and mortality. There are also some key assumptions that are applicable only to certain product lines. Cash flow assumptions are reviewed and updated, as needed, at least annually. Assumptions may be updated more frequently, if necessary, based on trending experience and future expectations. On a quarterly basis, cohort level cash flow measures are updated based on the emergence of actual experience.

The change in the liability for future policy benefits, at the original discount rate, as of the beginning of the period, resulting from changes in cash flow assumptions and resulting from the emergence of actual experience from expected experience, is reflected as the 'policy benefits - remeasurement loss (gain)' in the consolidated statements of income. The impact of all other changes in the liability for future policy benefits are reflected as policy benefits in the consolidated statements of income.

For further discussion of our liabilities for future policy benefits, refer to "Risk Factors" contained herein in Item 1A, "Critical Accounting Estimates", and the discussion of segment operating results included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 1 and 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Investments

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses and to manage interest rate risk. We seek to earn investment income while assuming risk in a prudent and selective manner, subject to the constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities.

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

Our principal competitors for our products include the largest employee benefit insurance companies as well as regional companies offering specialty products. Some of these companies have more competitive pricing or have higher claims-paying ratings. Some may also have greater financial resources with which to compete.

In the United Kingdom and Poland, where we sell both individual and group products, we compete with a mix of large internationally recognized providers and strong local carriers.

All areas of the employee benefits markets are highly competitive due to the yearly renewable term nature of certain of our products and the large number of insurance companies offering products in this market. As a result, there is a risk that our customers may seek coverage from competitors in lieu of renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

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

Our U.K. insurance subsidiary, Unum Limited, is subject to dual regulation by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). The PRA oversees the financial health and stability of financial services firms and is responsible for the prudential regulation and day-to-day supervision of insurance companies. The FCA seeks to protect consumers and oversees the products and practices of financial services companies in the U.K., including insurance companies.

In 2020, an official bill was passed formalizing the withdrawal of the U.K. from the European Union (EU). A deal was reached later in 2020, on the future trading relationship with the EU, which focused primarily on the trading of goods rather than the U.K.’s service sector. A memorandum of understanding on regulatory cooperation was announced in 2021 and signed by the U.K. and the EU in June 2023. The withdrawal did not have a material impact on our U.K. business. The U.K. government is reviewing the regulatory framework of financial services companies and the PRA is consulting with industry on proposed changes. Certain changes have already been finalized, which have improved the solvency position of our U.K. business at December 31, 2023. Additionally, the remaining pending proposals may lead to future changes in the solvency position of our U.K. business. Our Polish business, which is in the EU, was not impacted by the withdrawal.

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

All states where our traditional U.S. insurance subsidiaries are domiciled require insurers to conduct, at least annually, an own risk and solvency assessment (ORSA), which is a group-level perspective on the risks of current and future business plans and the sufficiency of capital to support those risks. We file an ORSA summary report annually with the applicable insurance regulators.

The NAIC has also developed a group capital calculation (GCC) intended to be used by U.S. regulators as a tool to assess the risks and financial position of insurance groups, including any non-insurance subsidiaries. The NAIC amended the Model Holding Company Act and Regulation to adopt the GCC and implement an annual GCC filing requirement. Our lead state regulator, the Maine Bureau of Insurance (MBOI), adopted the NAIC GCC standards in 2022 and we subsequently submitted our first GCC report to the MBOI in 2023. These standards have not had an impact on our capital management.

We are also monitoring the International Association of Insurance Supervisors' (IAIS) development of new capital requirements applicable to Internationally Active Insurance Groups (IAIGs). While we are not currently subject to the reforms adopted by the IAIS, they are a factor influencing the substance and timing of the NAIC's activities around capital.

The NAIC and state insurance regulators continue to examine the industry's use of captive insurance companies to transfer insurance risk and reserves required under current regulations. No changes in the use or regulation of captive reinsurers have been proposed by the NAIC, and we are unable to predict the extent of any changes that might be made. Fairwind remains our only captive reinsurer. We expect to continue our strategy of using a captive reinsurer to manage risks while monitoring the NAIC's study and proposed changes in regulations. See "Reinsurance" contained herein in this Item 1 for further discussion.

The PRA has statutory requirements, including capital adequacy and liquidity requirements and minimum solvency margins, to which Unum Limited must adhere as part of the provisions of Solvency II, an EU directive that is part of retained U.K. law pursuant to the European Union (Withdrawal) Act 2018, which prescribes capital requirements and risk management standards.  Our U.K. holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum UK Solvency II Group), which includes Unum Limited, are subject to group and individual supervision under Solvency II.  The Unum UK Solvency II Group received approval from the U.K. PRA to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief which applies until January 2032.  The U.K. government is reviewing the regulatory framework of financial services companies and the PRA is consulting with the industry on proposed changes. Certain changes have already been finalized, which have improved the solvency position of our U.K. business at December 31, 2023. Additionally, the remaining pending proposals may lead to future changes in the solvency position of our U.K. business. At December 31, 2023, the implementation date for the remaining proposed changes has not yet been finalized.

See further discussion in "Risk Factors" contained herein in Item 1A and "Executive Summary," "Liquidity and Capital Resources" contained herein in Item 7 and Note 18 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Insurance Holding Company Regulation

We and our U.S. insurance subsidiaries (excluding our captive reinsurer) are subject to regulation under the insurance holding company laws in the states in which our insurance subsidiaries are domiciled, which currently include Maine, Massachusetts, New York, South Carolina, and Tennessee. These laws generally require each insurance company that is domiciled in the state and a member of an insurance holding company system to register with the insurance department of that state and to furnish at least annually financial and other information about the operations of companies within the holding company system, including information concerning capital structure, ownership, management, financial condition, and certain intercompany transactions. Transactions between an insurer and affiliates in the holding company system generally must be fair and reasonable and, if material, require prior notice and approval by the domiciliary state insurance regulator.

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

The NAIC has adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation, which require U.S. insurers to disclose detailed information regarding their governance practices. The model act and regulation must be adopted by individual state legislatures and insurance regulators in order to be effective in a particular state. All of the states in which our insurance subsidiaries are domiciled have adopted a requirement to file a corporate governance annual disclosure similar to the model act and regulation.

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

The General Data Protection Regulation of the EU and the U.K. General Data Protection Regulation (collectively referred to as "the GDPR") establish the legal framework for our EU and U.K. entities that collect and process information from individuals who reside in the EU and U.K., respectively. The GDPR is a comprehensive set of data protection rules that gives individuals certain rights to their personal data and places obligations on organizations that process personal data.

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

In June 2023, the SEC approved new listing standards proposed by the New York Stock Exchange to comply with rules adopted by the SEC pursuant to portions of the Dodd-Frank Act that directed the SEC to regulate and require public companies to implement a compensation recovery policy. In accordance with the rules and listing standards, each listed issuer must adopt and disclose a policy, known as a clawback policy, providing for the recovery of any erroneously awarded incentive-based compensation from current and former executive officers in the event of a required accounting restatement due to material noncompliance with financial reporting requirements under the securities laws. The clawback policy would apply to compensation received during the three-year period preceding the date the issuer is required to prepare the accounting restatement. We adopted such a clawback policy in November 2023. We continue to monitor the political, legislative, and regulatory environment, where possible amendments to various provisions of Dodd-Frank are under discussion.

We are subject to income, employment, premium, excise and other taxes related to both our U.S. and our foreign operations. In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. It imposed a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. Our company is an applicable corporation, but we do not have a CAMT liability as of December 31, 2023.

We do not expect that any CAMT incurred in the future would impact earnings since it would be offset with a credit toward regular income tax in subsequent years. We continue to monitor the ongoing guidance issued by the United States Treasury. The IRA also imposed a one percent excise tax on the fair market value of corporate stock repurchases effective January 1, 2023.

In 2021, the Finance Act 2021 was enacted in the U.K., which established a U.K. corporate tax rate of 25 percent effective April 1, 2023.

See "Executive Summary" and "Liquidity and Capital Resources" contained herein in Item 7 and Notes 9 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for discussion of the impact to our financial position and results of operations as a result of these changes.

Federal, foreign, and state tax laws and regulations are subject to change, and any such change could materially impact our federal, foreign, or state taxes and reduce profitability as well as capital levels in our insurance subsidiaries.  The Organization for Economic Co-operation and Development has established model rules to ensure a minimum level of tax of 15 percent (Pillar Two) for multinational companies. Several jurisdictions, including the U.K., Poland, and Ireland, have adopted or plan to adopt Pillar Two for tax years after 2023. Legislation enacted thus far as a result of Pillar Two is not expected to materially impact the Company. We continually monitor tax legislative and regulatory developments to understand their potential impact on our profitability.

Regulatory focus on the risks posed by climate change is increasing, with some regulators now requiring that the Company integrate consideration of the risks of climate change into our governance and risk management frameworks, and other regulators attempting to limit the types of factors that can be incorporated into investment decisions. We expect regulatory activity in this area, including the potential for conflicting regulations, to continue.

U.S. and international insurance regulators are also increasing focus on insurers’ use of artificial intelligence, automated decision-making technologies, and external consumer data. We continue to monitor any regulatory developments to understand their potential impact on our business.

For further discussion of regulation, refer to "Risk Factors" contained herein in Item 1A.

Geographic Areas

Adjusted operating revenue, which excludes net investment gains and losses, for our Unum International segment was approximately 8 percent of our consolidated adjusted operating revenue in 2023, approximately 7 percent in 2022, and approximately 7 percent in 2021. As of December 31, 2023, total assets equaled approximately 5 percent of consolidated assets and total liabilities equaled approximately 5 percent of consolidated liabilities for our Unum International segment. Fluctuations in the U.S. dollar relative to the local currencies of our Unum International segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further discussion of fluctuations in foreign currency exchange rates. See "Reporting Segments" contained herein in this Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Note 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum International's operating results.

Human Capital Resources

Human Capital

The Company is built on the promise of helping the working world thrive throughout life’s moments, an inspiring purpose that requires harnessing the creativity and energy of our employees. As of December 31, 2023, we employed 10,812 employees, of which approximately 10,553 are full-time employees. Approximately 86 percent of our employees are in the United States, and the remaining 14 percent are international.

We have experienced lower voluntary turnover, which, excluding Poland, decreased from 14.9 percent in 2022 to 10 percent in 2023 and remains below the U.S. Bureau of Labor Statistics' voluntary turnover benchmark of 15 percent for the U.S. finance and insurance industry. Recognizing that the marketplace for talent has remained competitive, we continued to make targeted investments during the year to help retain talent in roles experiencing notable market pressure, based on external benchmarks and internal data.

During 2023 we increased both the number of employees on a hybrid office schedule and the number of days those employees would be in an office. Our flexible approach maximizes the benefits of the office, such as networking, learning, and collaborative problem solving, while offering employees the flexibility to design an in-office schedule based on work and life obligations. This approach ensures that we continue to grow, change, and thrive as an enterprise by helping to support a diverse workforce with a focus on employee well-being. Additionally, it supports our commitment to build an inclusive culture, creating diversity in how and where we work. As we continue to gain insights based on our experience, we may continue to adjust our hybrid approach. Our international locations each continue to follow their established strategies based on their local environment.

Compensation and Benefits

We provide compensation and benefits programs which support our employees’ health, wealth, and life. In addition to competitive pay, other programs (which vary by country/region) include: annual bonus and employee recognition; stock awards and stock purchase; life, medical, pharmacy, health reimbursement accounts; telehealth and preventive services; dental, vision, voluntary benefits and disability insurance; tuition assistance; 401(k) plan, an industry-leading emergency savings program, financial education and planning support; student debt relief; back-up and emergency care services; employee assistance program and family building resources; digital behavioral health support; paid time off and paid holidays; paid caregiver and parental leave; virtual stress management resources; onsite and virtual fitness memberships and subsidized healthy food options.

Inclusion and Diversity

Our purpose of helping the working world thrive throughout life's moments starts with our workforce. Each of our unique perspectives, experiences and backgrounds equip us to better serve our customers, communities — and each other. We are committed to creating a culture of belonging where employees can bring their full selves to work and add to our diversity of thought. We meet the needs of our customers and maximize innovation by reflecting diversity in our workforce. Of our 10,812 employees, 66 percent identify as female; and 22 percent, excluding Poland, identify as members of an ethnic or racially diverse group.

We embrace the unique talents of every team member and help them reach their full potential by ensuring all employees understand Unum’s commitment to inclusion and diversity (I&D). Through our new hire onboarding training, continuous focused learning and leadership development programs, and an array of online resources, our dedicated Office of I&D focuses on driving I&D strategies that create a culture where inclusivity is owned by every employee and leader. We partner with diverse stakeholders to increase awareness and provide guidance that helps operationalize inclusion through resources, programs, and policies that enhance our workforce culture.

Our Inclusion Network plays a critical role in our I&D strategy by helping to identify solutions to inclusion barriers and advance our I&D initiatives. The Inclusion Network includes our I&D Advisory Board, Employee Networks and Inclusion Business Champions. The I&D Advisory Board has oversight of our Employee Networks and provides thought partnership on I&D priorities. This group works collaboratively with leadership, employees, and other stakeholders across the business to create a culture that values diversity, promotes fairness, and ensures inclusion at all levels of the organization. Employee Networks are designed to create connections and build community while advancing belonging and uniqueness across the company. Our current Employee Networks represent the following groups: bePROUD (LGBTQ+); enABLE (Disabilities); UNITEd (Multicultural); upLIFT (Gender Equity); and weSERVE (Military/Veterans). Our Inclusion Business Champions represent each of our functional business areas to link our I&D strategic goals to the day-to-day functions of the business and help execute our I&D commitment into actionable steps that positively impact the business.

As our engagement with the I&D strategy deepens, leaders will endeavor to weave I&D principles into their routine and day-to-day conduct. This effort is continually strengthened by leadership all year round. By adopting a shared sense of duty, leaders play a crucial role in promoting inclusivity at every organizational tier.

Our success is dependent on our capacity to attract, nurture, and retain a diverse array of top-tier talent. We are unwavering in our dedication to incorporating inclusive recruitment strategies throughout the entire organization. We routinely conduct thorough reviews of our selection process, making necessary adjustments to ensure inclusivity across every stage. Collaborating closely with our Office of Inclusion and Diversity, the Talent Acquisition team works diligently to establish strategies that facilitate the retention of diverse talent through internal mobility and a sense of belonging. We actively support our recruiters in obtaining and maintaining certifications in inclusive recruiting. Furthermore, we prioritize ongoing training for our recruiters and hiring managers, with a specific focus on addressing unconscious bias in the selection process. This training equips them with actionable insights to mitigate bias and promote fairness in our hiring practices.

Our partnerships with various inclusive organizations and associations underscore our dedication to fostering diverse hiring practices at all organizational levels.

Learning and Development

We are committed to supporting the growth and development of our workforce, ensuring employees are engaged and skilled to support not only Unum’s growth but also their own.

All employees have one-to-one coaching sessions with their managers. On a quarterly basis, managers summarize conversations with meaningful documentation on key accomplishments, progress toward goals, and other areas of focus, including career development, learning goals, etc. Managers and employees also review next steps to help align activities with company goals. We believe continuous coaching conversations help all employees and managers work more effectively.

Employees have access to a portfolio of skills and career development offerings, including on-demand tools and learning resources, role-based development offerings, and cohort-based leadership development programs. In 2023, we launched Dedicated Learning Time to formally allocate time for employees to participate in learning activities and explore opportunities to grow and develop. This benefit will be widely available in 2024.

We offer numerous tools, resources, and programs to support employee growth and development, including:

•Robust operational training focused on helping employees develop and refine the skills they need to be proficient in their roles.
•Career development resources, tools, and workshops to facilitate robust career conversations and identify learning and development needs and opportunities.
•On-demand skill building resources provide broad access to dynamic skills-based learning content, including offerings through our partnerships with LinkedIn Learning and Coursera.
•Targeted skill development programs prepare employees for emerging and evolving skill demands. Tuition reimbursement benefits are also available to support career growth and specific upskilling and reskilling efforts through formal degree and certification offerings.
•In-role leadership development programs, including the Future Leaders Program (FLP) and Accelerated Leadership Program (ALP), focus on accelerating leadership development and building critical skills for high-potential employees while they remain in their current roles.
•Multi-year rotational programs, including the Actuarial Development Program (ADP), Accounting and Finance Development Program (AFDP) and Professional Development Program (PDP), focus on preparing participants to become future leaders of our company. The ADP and the AFDP focus on developing both leadership and finance-related technical skills, while the PDP focuses primarily on developing leadership combined with broad operational experience.
•People Manager Development offerings including foundational onboarding and learning for new people managers and ongoing learning resources for experienced people leaders at all levels.

We recognize that our employees are an important asset. Therefore, it is imperative that we continue to focus on the growth and development of our workforce in a meaningful way and provide them with the necessary support to achieve their career goals.

Employee Engagement

To ensure our employees are engaged and are effectively delivering on our mission and meeting our customers’ needs, we regularly conduct confidential employee surveys to obtain feedback and gain insights from our employees. These surveys are thoughtfully considered and actioned by leadership. We are committed to our employees’ growth and development and embrace the diversity of ideas for improvement. In our employee survey conducted in 2023, 9,836 employees responded and approximately 79 percent of those employees indicated favorable engagement and would recommend the company as a great place to work.

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

Name	Age	Position
Richard P. McKenney	55	President and Chief Executive Officer and a Director
Steven A. Zabel	55	Executive Vice President, Chief Financial Officer
Elizabeth C. Ahmed	49	Executive Vice President, People and Communications
Timothy G. Arnold	61	Executive Vice President, Voluntary Benefits and President, Colonial Life
Puneet Bhasin	61	Executive Vice President, Chief Information and Digital Officer
Lisa G. Iglesias	58	Executive Vice President, General Counsel
Martha D. Leiper	61	Executive Vice President, Chief Investment Officer
Christopher W. Pyne	54	Executive Vice President, Group Benefits
Mark P. Till	56	Executive Vice President and CEO, Unum International

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

Mr. Till was named Executive Vice President and CEO, Unum International in April 2021, having served as Executive Vice President and CEO Designate, Unum International after joining the Company in February 2021. He served as Managing Director, Platform Solutions at Aegon, an international financial services organization, in the U.K. (Aegon UK) from July 2020 to January 2021. While at Aegon UK, Mr. Till also served as Managing Director, Digital Solutions from May 2018 to July 2020, as Chief Distribution and Marketing Officer from June 2016 to May 2018, and as Managing Director, Customer Value Management from September 2015 to June 2016. He previously served as Head of Personal Investing and Marketing Director for Fidelity International from January 2012 to February 2015.

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

Actual experience may differ from our reserve and deferred acquisition costs (DAC) assumptions which may adversely affect our results of operations or financial condition.

Historical results may not be indicative of future performance due to, among other things, changes in our mix of business, repricing of certain lines of business, or any number of economic cyclical effects on our business. Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by us using reserve assumptions that are used in our actuarial and statistical procedures. Certain of these GAAP reserve assumptions are also utilized in determining the amortization pattern for DAC. Actual experience may differ from our assumptions which would affect our earnings in current and future periods as a result of changes in reserves and DAC. There can be no assurance that our reserves will be sufficient to fund our future liabilities in all circumstances. Future loss development may require reserves to be increased, which would adversely affect earnings in current or future periods. Life expectancies may increase, which could lengthen the time a claimant receives disability or long-term care benefits and could result in a change in mortality assumptions and an increase in reserves for these and other long-tailed products. Adjustments to reserve or DAC amounts may also be required in the event of changes from the assumptions regarding future claim incidence rates, claim resolution rates, policyholder lapses, mortality, premium rate increases, claim costs, policy benefit offsets, including those for social security and other government-based welfare benefits, and interest rates used in calculating the reserve amount, which could have a material adverse effect on our results of operations or financial condition.

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

We have intangible assets such as value of business acquired (VOBA) and goodwill. VOBA is amortized based primarily upon expected future premium income of the related insurance policies. Recoverability testing for VOBA is performed on an annual basis. Insurance contracts are grouped on a basis consistent with our manner of acquiring, servicing, and measuring profitability of the contracts. If recoverability testing indicates that VOBA is not recoverable, the deficiency is charged to expense. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional discussion.

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

See "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Market and Credit Risks

Sustained periods of low interest rates in the long-term investment market may adversely affect our reported net investment income and the discount rates used in pricing our insurance products and projecting our pension obligations, which may adversely affect our results of operations or financial condition.

Declines in interest rates or sustained periods of low interest rates and yields on fixed income investments may cause the rates of return on our investment portfolio to decrease more than expected, leading to lower net investment income than assumed in the pricing for our insurance products. An interest, or discount, rate is used in determining pricing for our insurance products. If the discount rate assumed in our pricing is higher than our future investment returns, our invested assets may not earn enough investment income to support our future claim payments.

Another interest, or discount, rate is used in calculating reserves. We set our GAAP reserve discount rate assumptions each period based on a yield that is reflective of an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities. A decline in the single-A interest rate could have a material adverse effect on our financial statements.

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

Factors such as unemployment levels, consumer confidence levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, inflation, pandemics, and the threat of terrorism all affect the business and economic environment and, ultimately, the amount and profitability of our businesses. In particular, high levels of inflation could result in higher expenses and negatively affect the discretionary spending of our customers, which could result in lower sales. More generally, given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income, reduced consumer spending, and lower corporate earnings and investment, new product sales may be adversely affected. Our premium growth may also be negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. In addition, during such periods we may experience higher claims incidence, longer claims duration, and/or an increase in policy lapses, any of which could have a material adverse effect on our results of operations or financial condition.

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

We use derivative financial instruments to help us manage various risks related to our business operations including interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, credit risk, and equity risk. Factors associated with derivative financial instruments could adversely affect our results of operations, financial condition, or liquidity. Ineffectiveness of our hedges due to changes in expected future events, such as the risk created by uncertainty in the economic environment, changes in forecasted cash flows, or if our counterparties fail or refuse to honor their obligations under these derivative instruments, may have a material adverse effect on our results of operations or financial condition. Capital market turmoil may result in an increase in the risk of non-performance by our counterparties, many of which are financial institutions. Non-performance by our counterparties may force us to unwind hedges, and we may be unable to replace the hedge, thereby leaving the risk unhedged. Under the terms of our hedging contracts, we are required to post collateral and to maintain a certain level of collateral, which may adversely affect our liquidity and could subject us to the credit risk of the counterparty to the extent it holds such collateral. Sustained periods of elevated interest rates may require a higher level of collateral to be posted to our counterparties, which also may have an adverse effect on our liquidity. Changes in regulations may have an adverse effect on our ability to execute hedging strategies due to the increased economic cost of derivatives, primarily as a result of more restrictive collateral requirements.

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

See "Liability for Future Policy Benefits" contained herein in Item 1, "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, "Interest Rate Risk" contained herein in Item 7A, and Notes 1, 2, 3, 4, and 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Public Health Risks

Pandemics and other public health issues can negatively impact certain aspects of our business and, depending on severity and duration, could have a material adverse effect on our financial position, results of operations, liquidity and capital resources, and overall business operations.

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

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our insurance subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. For instance, the NAIC or state regulators may adopt further revisions to statutory reserving standards or the RBC formula, the PRA may revise its capital adequacy requirements and minimum solvency margins, the IAIS may adopt capital requirements to which we could be subject, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital contributions by us to our insurance subsidiaries. Increased financial services regulation, which could include activities undertaken by the NAIC and regulatory authorities in the U.K., Poland, and the EU may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries. The U.K. government is reviewing the regulatory framework of financial services companies and the PRA is consulting with the industry on proposed changes. Certain changes have already been finalized, which have improved the solvency position of our U.K. business at December 31, 2023. Additionally, the remaining pending proposals may lead to future changes in the solvency position of our U.K. business. The U.K.'s Financial Ombudsman Service, which was established to help settle disputes between consumers and businesses providing financial services, and the FCA, which has rule-making, investigative, and enforcement powers to protect consumers, may hamper our ability to do business, which could have a material adverse effect on our U.K. operations.

Our financial statements are subject to the application of generally accepted accounting principles, in the United States, the United Kingdom, and Poland, which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies within these countries, which may also be influenced by the International Accounting Standards Board. Future accounting standards we adopt will change current accounting and disclosure requirements applicable to our financial statements. Such changes could have a material effect on our reported results of operations and financial condition and may impact the perception of our business by external stakeholders including the rating agencies that assign the issuer credit rating on Unum Group.

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

Changes in U.S. programs such as healthcare reform, the continued emergence of paid family and medical leave legislation, and financial services sector reform may compete with or diminish the need or demand for our products, particularly as it may affect our ability to sell our products through employers or in the workplace. The U.S. social security disability insurance program may not be sustainable, which may adversely affect the level of our disability claim payments and reserves. Legislative changes related to pension funding requirements could negatively impact our cash flows from operations and our profitability.

Changes in tax laws and other regulations or interpretations of such laws or regulations could unfavorably impact our corporate taxes. In addition, changes in tax laws could make some of our products less attractive to consumers.

Changes in privacy, cybersecurity, and artificial intelligence laws and regulations may result in cost increases as a result of system implementations, administrative processes, effects of potential noncompliance, and limitations or constraints of our business models.

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

Investors, regulators, current and prospective customers, employees, and other stakeholders may evaluate our business according to certain environmental, social, and governance (ESG) standards and expectations. To help monitor and meet stakeholder expectations, we developed a corporate sustainability strategic framework. Our framework aims to create long-term value for stakeholders by implementing strategically aligned business practices that incorporate ESG factors, with a focus on accelerating our efforts around responsible investments, inclusive products and services, and reducing environmental impact. We include ESG considerations in fundamental analysis of our investments because we believe these considerations are important for analyzing the long-term risk-reward characteristics of an investment. As our framework matures and we continue to integrate ESG standards in coordination with other business priorities, our ESG-related efforts may not prove completely effective or may not satisfy our key stakeholders. Additionally, national and local governments and regulators have proposed and are likely to continue to propose new ESG-related rules that would apply to our business, including regulations focused on increased disclosures and management of investment portfolios. Such regulations may require the development of new processes and controls that may be complex and result in increases in expenses to ensure compliance, or they may run counter to our corporate sustainability strategic framework, conflict with other regulations that apply to us, or cause us to forgo business opportunities. Stakeholder ESG-related expectations may increase in the short, medium, and long term and may affect our business, and they may also subject us to scrutiny leading to operational, reputational, or legal challenges.

See "Liability for Future Policy Benefits", "Competition", "Regulation" and "Ratings" contained herein in Item 1, "Executive Summary" and "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 1, 6, 9, and 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Operational Risks

A cyber attack or other security breach could disrupt our operations, result in compromised data, the unauthorized disclosure or loss of confidential data, damage our reputation or relationships, and expose us to significant financial and legal liability, which may adversely affect our business, results of operations, or financial condition.

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

We and our third-party providers have experienced and likely will continue to experience information security incidents from time to time. Although known incidents have not had a material effect on our business or financial condition, there is no assurance that our security systems and measures will be able to prevent, mitigate, or remediate future incidents that could have such an effect. A successful penetration or circumvention of the security of our information technology systems, or those of third parties with whom we do business, including a ransomware attack that locks or freezes systems until the payment of a ransom, could cause serious negative consequences for us, including significant disruption of our operations, unauthorized disclosure or loss of confidential information, harm to our brand or reputation, loss of customers and revenues, violations of privacy and other laws, and exposure to litigation, monetary damages, regulatory enforcement proceedings, fines, and potentially criminal proceedings and penalties. If we are unaware of the incident for some time after it occurs, our exposure could increase. In addition, the costs to address or remediate systems disruptions or security threats or vulnerabilities, whether before or after an incident, could be significant. As we continue to build our digital capabilities and focus on enhancing the customer experience, the amount of information that we retain and share with third parties, as well as our reliance on them, is likely to grow, increasing the cost to prevent data security breaches and the cost and potential consequences of such breaches. An information technology systems failure could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Further, successful cyber attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer and investor confidence in financial institutions that could negatively affect us.

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

The talent and contributions of our employees are critical to meeting our business needs. Our future success depends on our ability to hire and retain qualified personnel. In recent periods we have experienced increased competition for qualified talent and higher turnover compared to our historical experience, as many employees seek higher wages, new careers, or choose to exit the workforce entirely. The greater opportunities for fully remote or hybrid working arrangements have contributed to this trend, as many employees are no longer limited to employers located in their local area. We have taken steps to address this challenge, including updating compensation structures, allowing for more hybrid or remote working arrangements, and taking advantage of opportunities to recruit highly skilled employees from other employers. However, any prolonged stress on our ability to retain or recruit employees may result in increased labor costs and could adversely affect our ability to conduct and manage our business.

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

See "Regulation" contained herein in Item 1,"Critical Accounting Estimates" and "Liquidity and Capital Resources" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A, and Notes 10, 16, and 18 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

We take our responsibility for the privacy and security of the information our customers share with us seriously. Through our cybersecurity program, we constantly watch for threats to our systems and make real-time adjustments to our defenses to protect customer data and minimize service disruptions.

We identify and assess cybersecurity risks on an ongoing basis by maintaining a cybersecurity program that involves a defense-in-depth approach with multiple layers of security controls to protect our environment. We have invested in and deployed a security operating model involving people, processes, and technology that is designed to protect against potential and known cybersecurity risks and threats. Our cybersecurity program involves collaboration with partners, including financial industry groups, to understand and incorporate best practices and engage in cybersecurity threat intelligence sharing. Our security operations team includes internal threat hunters, such as cybersecurity engineers and analysts, who are working directly with third parties to monitor the threat landscape. Alerts from monitoring are analyzed by our security teams for preemptive engagement to avoid or minimize the impact of potential cyber threats. Additional cybersecurity tools are used to detect and block malicious attacks, as well as to govern identity and access management, in each case to avoid or minimize risks of unauthorized access to systems and data.

We utilize an internal global incident management team, comprised of executive and senior management-level personnel, that is responsible for oversight of our business resiliency and cybersecurity incident response programs. Within our information security organization, our cybersecurity incident response team works closely with the business resiliency team across business continuity, disaster recovery, and crisis management functions to plan, prepare, and practice response to simulated cybersecurity incident scenarios for response readiness. In the event of a cybersecurity incident, our incident response team would assess whether to engage the support of law enforcement or other third parties. In addition to our cybersecurity incident response team, we have retainers with leading incident response organizations to augment response activities, if needed. We also conduct one or more annual cybersecurity incident response tabletop exercises with senior management and third-party experts to test our incident response plan and enhance our readiness for a potential cybersecurity incident.

Additionally, we engage an external firm to conduct an annual System and Organization Controls 2 Type 2 examination of certain cybersecurity controls, and additional third parties are engaged, as needed, to perform risk assessments, penetration testing, and other services related to cybersecurity. We rely on third-party cybersecurity software tools and services to enhance many of our cybersecurity functions, such as incident logging, network monitoring, security operations, and data loss prevention, among others. Additionally, we carry cybersecurity insurance to help reduce financial risk posed by cybersecurity incidents.

Cybersecurity risks associated with third-party service providers are managed in accordance with our Third-Party Risk Management (TPRM) program. Components of this program include cybersecurity due diligence and review of contractual terms with third parties that access our network or sensitive information. The TPRM program works to conduct appropriate review of all new third parties and performs ongoing monitoring of our existing relationships based on the risk presented by the third party.

As part of our cybersecurity program, we perform an annual cybersecurity risk assessment to evaluate our cybersecurity program and related controls. The cybersecurity risk assessment follows the guidelines published by the National Institute of Standards and Technology, which are aimed at identifying and determining the potential impact of threats and vulnerabilities and assessing the controls in place to mitigate those threats and vulnerabilities. Risks from cybersecurity threats have not materially affected, and are not reasonably likely to materially affect, our business strategy, operations, or financial condition.

Management’s role in assessing and managing cybersecurity risks is led by our Chief Information Security Officer (CISO), who is a senior vice president and officer of the Company. As of the date of this report, our CISO has over twenty years of experience in information security leadership, including leading threat and vulnerability management, cybersecurity operations and cybersecurity defense, cybersecurity incident response, and technology risk management. He holds a bachelor’s degree in computer science and several professional qualifications, including Certified Information Systems Security Professional and Information Systems Security Management Professional. The responsibilities of prevention, detection, mitigation, and remediation of cybersecurity incidents are allocated across the CISO's organization, and each organizational unit reports risks and incidents to the CISO, who in turn informs other senior management of cybersecurity incidents that may be material to the company.

Our cybersecurity program is overseen by the Information Security Committee (ISC), a cross-functional management committee whose membership include the CISO, Chief Risk Officer (CRO), Chief Technology Officer, Chief Compliance Officer, and others. Members of the ISC possess substantial experience in risk management, finance, and information security. The ISC is responsible for ensuring that the cybersecurity strategy and program align with our overall risk strategy. Our TPRM program is overseen by the Corporate Operational Risk Committee (CORC), a cross-functional management team whose membership includes leaders from our third-party risk management, corporate services, compliance, sourcing, information technology, and business resiliency teams. The CORC is responsible for ensuring risks to our non-insurance operational functions, including those related to third-party vendors, are identified and managed within our risk appetite, and that our TPRM program and strategy align with our overall business objectives.

The CORC and the ISC both report risks to our Executive Risk Management Committee (ERMC), which is comprised of senior management from our corporate functions and business segments and is responsible for overseeing our enterprise-wide risk management program. The ERMC is chaired by the CRO, who maintains a direct line of communication with the Risk and Finance Committee (RFC) of our board of directors.

The RFC is the board committee that oversees our cybersecurity risk management. Our CISO makes quarterly reports to the RFC about material cybersecurity risks, updates to the cybersecurity program, metrics that evaluate the effectiveness of the cybersecurity program, material cybersecurity incidents and remediation plans. The RFC also receives timely reports from the CISO when there are significant cybersecurity incidents or updates to the cybersecurity risk assessment. The board of directors also takes an active role in overseeing cybersecurity risk, including receiving an annual report from the CISO that provides an overview of the status and effectiveness of our cybersecurity risk management program and participating in cybersecurity incident response tabletop exercises.

See "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further information. Also see "Risk Factors" included in Item 1A for additional information regarding cybersecurity risk.

ITEM 2. PROPERTIES

As of December 31, 2023, we owned office space comprised of five campuses located in Chattanooga, Tennessee; Portland, Maine; Columbia, South Carolina; Baton Rouge, Louisiana; and Dorking in the United Kingdom. In addition, as of December 31, 2023, we leased office space in various locations throughout the United States, the United Kingdom, Ireland, and Poland. Substantially all of the properties owned or leased are used by one or more of our five reporting segments, depending on the location. We believe our properties and facilities are suitable and adequate for current operations.

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for information on legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is UNM. Quarterly dividends declared and paid per share of common stock are as follows:

2023
4th Quarter	$0.365
3rd Quarter	0.365
2nd Quarter	0.330
1st Quarter	0.330

2022
4th Quarter	$0.330
3rd Quarter	0.330
2nd Quarter	0.300
1st Quarter	0.300

Our board of directors has the authority to declare cash dividends on shares of our common stock. In determining dividends, the board takes into account a number of factors including our financial condition and results of operations, regulatory limitations on the payment of dividends from subsidiaries, cash requirements, general economic conditions, and other factors the board may deem relevant.  For information on restrictions relating to our subsidiaries' ability to pay dividends to Unum Group and certain of its intermediate holding company subsidiaries, see "Liquidity and Capital Resources - Cash Available from Subsidiaries" contained herein in Item 7 and Note 18 of the "Notes to Consolidated Financial Statements" contained herein in Item 8. For information relating to compensation plans under which Unum Group's equity securities are authorized for issuance, see Item 12 contained herein.

As of February 16, 2024, there were 7,501 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2023.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 - October 31, 2023	—	$—	—	$75,931,571
November 1 - November 30, 2023	1,746,634	43.47	1,746,634	1,575
December 1 - December 31, 2023	—	—	—	—
Total	1,746,634		1,746,634

(1) Excludes the cost of commissions and excise taxes.

(2) In December 2022, our board of directors authorized the repurchase of up to $200.0 million of Unum Group's outstanding common stock beginning January 1, 2023. In February 2023, our board of directors authorized an increase to this share repurchase program such that we were then authorized to repurchase up to $250.0 million of Unum Group's outstanding common stock. This share repurchase program expired on December 31, 2023. In October 2023, our board of directors authorized the repurchase of up to $500.0 million of Unum Group's outstanding common stock beginning on January 1, 2024. The repurchase program authorized in October 2023 has no scheduled termination date.

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

Prior financial information has been adjusted to reflect our modified retrospective adoption, effective January 1, 2023, of the Accounting Standards Update (ASU) 2018-12, related to targeted improvements to the accounting for long-duration contracts. Changes from this ASU were applied as of January 1, 2021, also referred to as the transition date. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Executive Summary

2023 Operating Performance and Capital Management

For 2023, we reported net income of $1,283.8 million, or $6.50 per diluted common share, compared to net income of $1,407.2 million, or $6.96 per diluted common share, in 2022.

Included in our results for 2023 are:

•A net investment loss of $36.0 million before tax and $28.2 million after tax, or $0.14 per diluted common share;
•Amortization of the cost of reinsurance of $44.1 million before tax and $34.8 million after tax, or $0.18 per diluted common share;
•Non-contemporaneous reinsurance of $34.8 million before tax and $27.5 million after tax or $0.14 per diluted common share; and
•A net reserve increase related to assumption updates of $177.2 million before tax and $139.3 million after tax, or $0.70 per diluted common share.

Included in our results for 2022 are:

•A net investment loss of $15.7 million before tax and $12.2 million after tax, or $0.07 per diluted common share;
•Amortization of the cost of reinsurance of $50.3 million before tax and $39.7 million after tax, or $0.20 per diluted common share;
•Non-contemporaneous reinsurance of $34.4 million before tax and $27.2 million after tax or $0.13 per diluted common share; and
•A net reserve decrease related to assumption updates of $243.3 million before tax and $192.1 million after tax, or $0.96 per diluted common share.

Excluding these items, after-tax adjusted operating income for 2023 was $1,513.6 million, or $7.66 per diluted common share compared to $1,294.2 million, or $6.40 per diluted common share for 2022. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 7 for a reconciliation of these items.

Our Unum US segment reported income before income tax and net investment gains and losses of $1,484.3 million in 2023 compared to $1,143.4 million in 2022, which include the reserve assumption updates that occurred during the third quarters of 2023 and 2022. Excluding these items, our Unum US segment reported adjusted operating income of $1,355.5 million in 2023 compared to $972.6 million in 2022, due to favorable benefits experience primarily in our group product lines and an increase in premium income, partially offset by higher operating expenses and lower net investment income. The benefit ratio, excluding the reserve assumption updates, for our Unum US segment for 2023 was 59.8 percent, compared to 66.3 percent in 2022. Unum US sales increased 15.1 percent in 2023 compared to 2022.

Our Unum International segment reported income before income tax and net investment gains and losses of $140.2 million in 2023 compared to $141.6 million in 2022, which include the reserve assumption updates during the third quarters of 2023 and 2022. Excluding these items, our Unum International segment reported adjusted operating income, as measured in U.S. dollars, of $158.1 million in 2023 compared to $134.0 million in 2022. As measured in local currency, our Unum UK line of business reported adjusted operating income, which excludes the reserve assumption updates, of £124.6 million in 2023 compared to £109.0 million in 2022 due to favorable benefits experience in the group long-term disability product line and higher premium income, partially offset by lower net investment income and higher operating expenses. The benefit ratio for our Unum UK line of business, excluding the reserve assumption updates, was 69.0 percent in 2023 compared to 79.3 percent in 2022. Unum International sales, as measured in U.S. dollars, increased 27.8 percent in 2023 compared to 2022. Unum UK sales, as measured in local currency, increased 18.6 percent in 2023 compared to 2022.

Our Colonial Life segment reported income before income tax and net investment gains and losses of $480.8 million in 2023 compared to $468.1 million in 2022, which include the reserve assumption updates during the third quarters of 2023 and 2022. Excluding these items, our Colonial Life segment reported adjusted operating income of $400.1 million in 2023 compared to $412.9 million in 2022, primarily due to higher amortization of deferred acquisition costs and operating expenses, partially offset by higher premium income and favorable benefit experience. The benefit ratio, excluding the reserve assumption updates, for Colonial Life was 50.9 percent in 2023 compared to 51.8 percent in 2022. Colonial Life sales increased 6.2 percent in 2023 compared to 2022.

Our Closed Block segment reported a loss before income tax and net investment gains and losses of $282.8 million in 2023 compared to income before income tax and net investment gains and losses of $176.9 million in 2022, which include the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction, as well as the reserve assumption updates. Excluding these items, our Closed Block segment reported adjusted operating income of $164.9 million in 2023 compared to $251.9 million in 2022. The net premium ratio for long-term care increased to 93.5 percent at December 31, 2023 from 85.1 percent at December 31, 2022. The interest adjusted loss ratio for long-term care, excluding reserve assumption updates, was unfavorable during 2023 compared to 2022.

A rising interest rate environment could positively impact our yields on new investments, but could also create unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact our yields on new investments, but could also reduce unrealized losses in our current holdings. As of December 31, 2023, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell nor any securities for which it is more likely than not that we will be required to sell before recovery in amortized cost. The net unrealized loss on our fixed maturity securities was $1.6 billion and $3.0 billion at December 31, 2023 and 2022, respectively, with the decrease due primarily to a decrease in corporate bond spreads and to a lesser extent the portfolio repositioning that we executed in the third quarter of 2023. The earned book yield on our investment portfolio decreased to 4.45 percent for 2023 compared to a yield of 4.57 percent for 2022.

Additionally, a rising interest rate environment could result in reserve decreases while a declining interest rate environment could result in reserve increases, specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The change in discount rate assumptions on the liability for future policy benefits, net of reinsurance, due primarily to the decrease in credit spreads during 2023, resulted in an increase to the liability for future policy benefits, net of reinsurance, of approximately $1.2 billion.

We believe our capital and financial positions are strong. At December 31, 2023, the RBC ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 415 percent, which is in line with our expectations. We repurchased 5.7 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $252 million, including commissions and excise tax, during 2023. In December 2023, we retired 115.0 million shares of our treasury stock with a total cost of $3,642.5 million. Our weighted average common shares outstanding, assuming dilution, equaled 197.6 million and 202.1 million for 2023 and 2022, respectively. As of December 31, 2023, Unum Group and our intermediate holding companies had available holding company liquidity of $1,650 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset backed securities.

2023, 2022, and 2021 Reserve Assumption Updates

During the third quarters of 2023, 2022, and 2021, we completed our annual cash flow assumption review and updated certain of our assumptions used to develop the liability for future policy benefits. For more information see "Critical Accounting Estimates" included herein in this Item 7 as well as Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. The IRA imposes a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. Our company is an applicable corporation. We have not recorded any CAMT as of December 31, 2023. We do not expect that any CAMT incurred would impact earnings since it would be offset with a credit toward regular income tax in subsequent years. The IRA also imposes a one percent excise tax on fair market value of corporate stock repurchases after December 31, 2022. This excise tax is recorded as part of the cost basis of treasury stock and is assessed on the fair market value of stock purchases, reduced by the fair value of any shares issued during the period. We have recorded $1.9 million of excise tax in stockholders' equity, as part of the cost basis of treasury stock in 2023.

Impairment Loss on Internal-Use Software

During the third quarter of 2021, we recognized an impairment loss of $12.1 million before tax, or $9.6 million after tax, for previously capitalized internal-use software that we no longer plan to utilize. We determined that this internal-use software would no longer be developed in order to focus our efforts on the development of software that better supports our long-term strategic goals. For further information related to the impairment loss on internal-use software, see Note 15 of the "Notes to Consolidated Financial Statements" contained in Item 8.

Impairment Losses on Right-of-Use (ROU) Asset

During the second quarter of 2021, we recognized an impairment loss of $13.9 million before tax, or $11.0 million after tax, on the ROU asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment loss was recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. For further information related to the impairment loss on the ROU asset, see Note 17 of the "Notes to Consolidated Financial Statements" contained in Item 8.

U.K. Tax Law Change

In June 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023, which resulted in $23.6 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in 2021.

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

In connection with the second phase of the reinsurance transaction, Commonwealth paid a total ceding commission to the ceding companies of $18.2 million. The ceding companies transferred assets of $767.0 million, which consisted primarily of cash and fixed maturity securities. In addition, we recognized the following in 2021 related to the second phase:

•Net realized investment gains totaling $67.6 million, or $53.4 million after tax, related to the transfer of investments.
•Transaction costs totaling $6.2 million, or $5.0 million after tax.
•Reinsurance recoverable of $1,132.5 million related to the policies on claim status (DLR cohort).
•A reduction to the cost of reinsurance, or prepaid reinsurance premium, of $99.4 million related to the DLR cohort.
•Deposit asset of $5.0 million related to the ALR cohort.
•Payable of $307.2 million related to the portfolio of invested assets associated with the business ceded on a modified coinsurance basis.

We amortized the cost of reinsurance related to both Phase 1 and Phase 2 of $44.1 million or $34.8 million after tax in 2023, $50.3 million or $39.7 million after tax in 2022, and $69.8 million or $55.1 million after tax in 2021.

We released approximately $200 million of capital during the first quarter of 2021. See "Reinsurance" contained herein in Item 1, "Segment Results" contained herein in Item 7, and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the impacts related to this reinsurance transaction.

Consolidated Company Outlook for 2024

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

In 2023, we experienced increased earnings driven by the underlying strength of our business and expect positive operating trends in our core businesses to continue in 2024. The products and services we provide deliver significant value to employers, employees and their families, and we believe this will help drive sales and premium growth in 2024.

A rising interest rate environment could continue to positively impact yields on new investments, but could also continue to create unrealized losses in our current holdings. A declining interest rate environment could negatively impact our yields on new investments but could also reduce unrealized losses in our current holdings. We also may continue to experience further volatility in miscellaneous investment income primarily related to changes in partnership net asset values as well as bond calls.

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

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S generally accepted accounting principles (GAAP). The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of investment gains or losses, the amortization of the cost of reinsurance, the impact of non-contemporaneous reinsurance, and reserve assumption updates as well as certain other items as specified in the reconciliations below. Investment gains or losses primarily include realized investment gains or losses, expected investment credit losses, and gains or losses on derivatives. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

See "Executive Summary" contained herein in Item 7 and Notes 3, 6, 9, 10, 14, 15, and 17 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion regarding the items specified in the reconciliations below.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Year Ended December 31
	2023		2022		2021
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
Net Income	$1,283.8	$6.50	$1,407.2	$6.96	$981.0	$4.79
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction (net of tax expense of $—; $—; $14.2)	—	—	—	—	53.4	0.26
Net Investment Gain (Loss), Other (net of tax expense (benefit) of $(7.8); $(3.5); $1.9)	(28.2)	(0.14)	(12.2)	(0.07)	7.2	0.03
Total Net Investment Gain (Loss)	(28.2)	(0.14)	(12.2)	(0.07)	60.6	0.29
Items Related to Closed Block Individual Disability Reinsurance Transaction
Amortization of the Cost of Reinsurance (net of tax benefit of $9.3; $10.6; $14.7)	(34.8)	(0.18)	(39.7)	(0.20)	(55.1)	(0.27)
Non-Contemporaneous Reinsurance (net of tax benefit of $7.3; $7.2; $7.0)	(27.5)	(0.14)	(27.2)	(0.13)	(25.9)	(0.12)
Transaction Costs (net of tax benefit of $—; $—; $1.2)	—	—	—	—	(5.0)	(0.02)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(62.3)	(0.32)	(66.9)	(0.33)	(86.0)	(0.41)
Reserve Assumption Updates (net of tax expense (benefit) of $(37.9); $51.2; $49.1)	(139.3)	(0.70)	192.1	0.96	185.9	0.91
Impairment Loss on Internal-Use Software (net of tax benefit of $—; $—; $2.5)	—	—	—	—	(9.6)	(0.05)
Cost Related to Early Retirement of Debt (net of tax benefit of $—; $—; $14.1)	—	—	—	—	(53.2)	(0.26)
Impairment Loss on ROU Asset (net of tax benefit of $—; $—; $2.9)	—	—	—	—	(11.0)	(0.05)
Impact of U.K. Tax Rate Increase	—	—	—	—	(23.6)	(0.12)
After-tax Adjusted Operating Income	$1,513.6	$7.66	$1,294.2	$6.40	$917.9	$4.48

* Assuming Dilution

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss," which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, the amortization of the cost of reinsurance, the impact of non-contemporaneous reinsurance, reserve assumption updates, as well as certain other items as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, net income, or net loss.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Total Revenue	$12,385.9	$11,984.1	$12,007.8
Excluding:
Net Investment Gain (Loss)	(36.0)	(15.7)	76.7
Adjusted Operating Revenue	$12,421.9	$11,999.8	$11,931.1

Income Before Income Tax	$1,640.1	$1,750.0	$1,260.6
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	—	67.6
Net Investment Gain (Loss), Other	(36.0)	(15.7)	9.1
Total Net Investment Gain (Loss)	(36.0)	(15.7)	76.7
Items Related to Closed Block Individual Disability Reinsurance Transaction
Amortization of the Cost of Reinsurance	(44.1)	(50.3)	(69.8)
Non-Contemporaneous Reinsurance	(34.8)	(34.4)	(32.9)
Transaction Costs	—	—	(6.2)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(78.9)	(84.7)	(108.9)
Reserve Assumption Updates	(177.2)	243.3	235.0
Impairment Loss on Internal-Use Software	—	—	(12.1)
Cost Related to Early Retirement of Debt	—	—	(67.3)
Impairment Loss on ROU Asset	—	—	(13.9)
Adjusted Operating Income	$1,932.2	$1,607.1	$1,151.1

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to the liability for future policy benefits, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Liability for Future Policy Benefits

Liabilities for future policy benefits represent the cost of claims that we estimate we will eventually pay to our policyholders and the related expenses for our non interest-sensitive products. Liability for future policy benefits includes policy liabilities for claims not yet incurred and for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Liability for future policy benefits equaled $40.0 billion and $38.6 billion at December 31, 2023 and 2022, or approximately 74.6 percent and 73.6 percent of our total liabilities, respectively. Liability for future policy benefits ceded to reinsurers was $7.8 billion and $8.1 billion at December 31, 2023 and 2022, respectively, and are reported as a reinsurance recoverable in our consolidated balance sheets.

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

The calculation of the liability for future policy benefits involves numerous assumptions including discount rate, lapses, mortality, and morbidity. Certain product lines may utilize additional assumptions in calculating the liability for future policy benefits in addition to those listed above such as premium rate increases for long-term care, benefit offsets for Unum US long-term disability, claim costs for Unum US voluntary benefits and Colonial Life, and inflation-linked benefits for Unum UK group disability and group life. Claim costs capture the combined effect of the incidence rate, the expected level of benefit to be paid, and the claim resolution rate. Cash flow assumptions are reviewed and updated, as needed, at least annually. Assumptions may be updated more frequently, if necessary, based on trending experience.

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

Key Assumptions

The calculation of the liability for future policy benefits involves numerous assumptions, but the primary assumptions used to calculate the liability are (1) the discount rate, (2) the claim resolution rate, (3) the claim incidence rate, and (4) policyholder lapse and mortality:

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

2.The claim resolution rate is the probability that a disability or long-term care claim will close due to recovery or death of the insured and it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in liabilities that are lower than they need to be to pay the claim benefits over time. Claim resolution assumptions involve many factors, including the cause of disability, the policyholder's age, the type of contractual benefits provided, and the time since initial disability. We primarily use our own claim experience to develop our claim resolution assumptions. These assumptions are established for the probability of death and the probability of recovery from disability. Our studies incorporate actual claim resolution experience over a number of years and consider any observed trends over the study period. We also consider any expected future changes in claim resolution experience.

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

Establishing liability for future policy benefit assumptions is complex and involves many factors. Liabilities for future policy benefits, particularly for policies offering insurance coverage for long-term disabilities and long-term care, are dependent on numerous assumptions other than just those presented in the preceding discussion. The impact of internal and external events, such as changes in claims operational procedures, economic trends such as the rate of unemployment and the level of consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and legal trends and legislative changes, including changes to social security and other government-based welfare benefits programs which provide policy benefit offsets, among other factors, will influence claim incidence rates, claim resolution rates, and claim costs. In addition, for policies offering coverage for disability or long-term care at advanced ages, the level and pattern of mortality rates at advanced ages will impact overall benefit costs. Reserve assumptions differ by product line and by policy type within a product line. Additionally, in any period and over time, our actual experience may have a positive or negative variance from our long-

term assumptions, either singularly or collectively, and these variances may offset each other. We review our assumptions at least annually with a long-term view of our expected experience over the life of a block of business rather than test just one or a few assumptions independently that may be aberrant over a short period of time. Based on this review, we update our assumptions to reflect our current best estimates. Therefore, while it is possible to evaluate the sensitivity of overall results in our liability for future policy benefits based upon a change in each individual assumption, the actual impacts of changes to a variety of underlying assumptions must be considered in the aggregate by product line in order to judge the overall potential implications to the liability for future policy benefits. The following sections present the impacts of our most recent cash flow assumption reviews and an overview of our trend analysis for key assumptions and the results of variability in our assumptions, in aggregate, for the liabilities for future policy benefits which we believe are reasonably possible to have a material impact on our future financial results if actual claims yield a materially different amount than what we currently expect and have reserved for, either favorable or unfavorable.

Cash Flow Assumption Review

Our cash flow assumption reviews during the years ended December 31, 2023, 2022, and 2021 resulted in the following impacts to income before income tax as a result of updating certain assumptions related to the liability for future policy benefits:

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

The cash flow assumption updates in our Closed Block segment were primarily driven by the all other product line. The impact to income before income tax for this product line was $6.8 million and related to the small block of retained individual disability business. However, there were also updates to the mortality assumptions for the advanced age portion of our individual disability claimant population which was included in the block ceded as a part of the Closed Block individual disability reinsurance transaction with Commonwealth Annuity and Life Insurance Company. We increased our liability for future policy benefits by $196.0 million as a result of the assumption updates related to the ceded advanced age claimant block with a corresponding increase in our consolidated balance sheet as a reinsurance recoverable.

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

The long-term discount rates underlying our liabilities are reflective of rates based on the issue year of the cohort or rates underlying the liabilities at transition to the updated accounting basis as prescribed by ASU 2018-12. The discount rate assumption for new cohorts, after the transition date, is based on the interest rate of an upper-medium grade fixed-income instrument for that cohort period.

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

Sensitivity Analysis

We monitor our key assumptions and test the sensitivity of our liability for future policy benefits under a range of scenarios. This sensitivity analysis is completed at least annually and was last completed as of December 31, 2023 for our product lines with a higher level of estimation uncertainty and utilizes the liability for future policy benefits valued at the original discount rate. See "Quantitative and Qualitative Disclosures about Market Risk" contained herein in Item 3 for information regarding the sensitivity of the current discount rate used to remeasure the liability for future policy benefits at each reporting date.

In our estimation, scenarios based on certain variations in each of our assumptions for our Unum US group long-term disability product line could produce a change of approximately $100 million which represents 1.9 percent of our Unum US group disability liability for future policy benefits balance. Of the assumptions impacting the estimated change in the liability for future policy benefits, the largest contributor is the claim resolution rate for which we assumed a change of approximately 10 percent.

In our estimation, scenarios based on certain possible variations in each of our assumptions for our Colonial Life segment could produce a change of approximately $60 million which represents 3.0 percent of our Colonial Life liability for future policy benefits balance. Of the assumptions impacting the estimated change in the liability for future policy benefits, the largest contributor is the claim costs, for which we assumed a change of approximately 10 percent.

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

As of December 31, 2023, approximately 11.6 percent of our fixed maturity securities were categorized as Level 1, 88 percent as Level 2, and 0.4 percent as Level 3. Level 1 is the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities. The Level 2 category includes assets or liabilities valued using inputs (other than those included in the Level 1 category) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. The Level 3 category is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date using unobservable inputs to extrapolate an estimated fair value.

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

We use a comprehensive rating system to evaluate the investment and credit risk of our mortgage loans and to identify specific properties for inspection and reevaluation. We estimate an allowance for credit losses that we expect to incur over the life of our mortgage loans using a probability of default method. For each loan, we estimate the probability that the loan will default before its maturity (probability of default) and the amount of the loss if the loan defaults (loss given default). These two factors result in an expected loss percentage that is applied to the amortized cost of each loan to determine the expected credit loss. Mortgage loans are reported at amortized cost less the allowance for expected credit losses with the change in expected credit losses recognized as an investment gain or loss in our consolidated statements of income.

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

Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.  Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition. We believe our investment portfolios are well diversified by asset class and sector, with no undue risk concentrations in any one category. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the investment portfolios for our plans.

•Mortality rate - This assumption reflects our best estimate, as of the measurement date, of the life expectancies of plan participants in order to determine the expected length of time for benefit payments. We derive our assumptions from industry mortality tables.

The weighted average assumptions used in the measurement of our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
Assumption	2024	2023	2024	2023	2024	2023
Discount Rate	5.40%	5.70%	4.50%	4.80%	5.40%	5.70%
Expected Long-term Rate of Return on Plan Assets	7.25%	7.25%	6.50%	6.70%	5.75%	5.75%

The following illustrates the sensitivity of the below items to a 50 basis point change in the discount rate or the expected long-term rate of return on plan assets:

($ in millions)	At or for the Year Ended December 31, 2023
Assumption	Change	Net Periodic Benefit Cost, Before Tax	Benefit Obligation	Stockholders' Equity, After Tax
Discount Rate	+ 50 bp	$(2.6)	$(103.4)	$81.4
Discount Rate	- 50 bp	2.5	113.1	(89.1)
Expected Long-term Rate of Return on Plan Assets	+ 50 bp	(7.1)	N/A	N/A
Expected Long-term Rate of Return on Plan Assets	- 50 bp	7.1	N/A	N/A

Benefit Obligation and Fair Value of Plan Assets

During 2023, the fair value of plan assets in our U.S. qualified defined benefit pension plan decreased from $1,308.3 million to $1,295.9 million, or 0.9 percent, due to benefits and expenses paid, mostly offset by a favorable return on assets which resulted in a gain of approximately 11.1 percent. During 2023, the fair value of plan assets in our U.K. plan decreased from £116.3 million to £114.2 million, or 1.8 percent, due primarily to the payment of benefits, mostly offset by a favorable return on assets which resulted in a gain of approximately 2.1 percent. Although our rate of return on plan assets for 2023 differed from our assumptions used in the measurement of our net periodic benefit costs, we believe our assumptions appropriately reflect the impact of the current economic environment and our expectations for the future investment returns based on the plan's asset allocation.

As of December 31, 2023, our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $584.0 million and an unrecognized prior service credit of $1.5 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. The unrecognized net actuarial loss for our pension plans, which is $605.2 million at December 31, 2023, will be amortized over the average remaining life expectancy of the plan, which is approximately 24 years for the U.S. plans and 27 years for the U.K. plan, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial gain of $21.2 million for our OPEB plan will be amortized over the average remaining life expectancy of the plan, estimated at twelve years, to the extent the gain is outside of the corridor. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2023, $352.7 million of the actuarial loss was outside of the corridor for the U.S. plans and £61.1 million was outside of the corridor for the U.K. plan. At December 31, 2023, $13.3 million of the actuarial gain was outside of the corridor for the OPEB plan.

The amortization of the unrecognized actuarial gain or loss and the unrecognized prior service credit is a component of our net periodic benefit cost and equaled $7.0 million, $15.5 million, and $22.4 million in 2023, 2022, and 2021, respectively.

The U.S. qualified defined benefit pension plan was in an underfunded position of $116.2 million and $118.7 million at December 31, 2023 and December 31, 2022, respectively. This year-over-year change was due primarily to a favorable return on plan assets, mostly offset by the increase in the benefit obligation due to the decrease in discount rate.

The U.K. plan was in an underfunded position of £21.2 million and £14.4 million at December 31, 2023 and 2022, respectively. This year-over-year change was primarily driven by the increase in the benefit obligation due to the decrease in discount rate and unfavorable plan experience, partially offset by a favorable return on plan assets.

The fair value of plan assets in our OPEB plan was $8.2 million and $8.5 million at December 31, 2023 and 2022, respectively. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan.

See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  Significant judgment is required in determining valuation allowances. In evaluating the ability to recover deferred tax assets, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies.  We consider our investment strategies when evaluating the ability to recover deferred tax assets on unrealized losses on investments. In the event we determine that we more likely than not will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance is recorded in the period such determination is made.  Likewise, if it is later determined that it is more likely than not that those deferred tax assets will be realized, the previously provided valuation allowance is reversed.

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

See "Regulation" contained herein in Item 1. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Contingent Liabilities

On a quarterly basis, we review relevant information with respect to litigation and contingencies to be reflected in our consolidated financial statements. An estimated loss is accrued when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. It is possible that our results of operations or cash flows in a particular period could be materially affected by an ultimate unfavorable outcome of pending litigation or regulatory matters depending, in part, on our results of operations or cash flows for the particular period.  See Note 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Accounting Developments

For information on new accounting standards and the impact, if any, on our financial position or results of operations, see Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Revenue
Premium Income	$10,046.0	4.5%	$9,616.5	1.5%	$9,475.0
Net Investment Income	2,096.7	(1.2)	2,122.2	(4.1)	2,213.2
Net Investment Gain (Loss)	(36.0)	129.3	(15.7)	(120.5)	76.7
Other Income	279.2	6.9	261.1	7.5	242.9
Total Revenue	12,385.9	3.4	11,984.1	(0.2)	12,007.8

Benefits and Expenses
Policy Benefits	7,311.9	(3.1)	7,542.1	(7.0)	8,113.3
Policy Benefits - Remeasurement Gain	(54.8)	(90.0)	(547.5)	(2.2)	(559.9)
Commissions	1,170.1	7.7	1,086.4	4.7	1,038.1
Interest and Debt Expense	194.8	3.3	188.5	1.9	185.0
Cost Related to Early Retirement of Debt	—	(100.0)	4.2	(93.8)	67.3
Deferral of Acquisition Costs	(632.2)	13.5	(556.9)	6.4	(523.2)
Amortization of Deferred Acquisition Costs	481.4	14.3	421.1	(6.9)	452.1
Compensation Expense	1,162.6	6.7	1,089.5	11.7	975.2
Other Expenses	1,112.0	10.5	1,006.7	0.7	999.3
Total Benefits and Expenses	10,745.8	5.0	10,234.1	(4.8)	10,747.2

Income Before Income Tax	1,640.1	(6.3)	1,750.0	38.8	1,260.6
Income Tax	356.3	3.9	342.8	22.6	279.6

Net Income	$1,283.8	(8.8)	$1,407.2	43.4	$981.0

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.243, 1.221, and 1.378 for 2023, 2022, and 2021, respectively. If the 2022 and 2021 results for our U.K. operations had been translated at the 2023 weighted average exchange rate, our adjusted operating revenue would have been approximately $5 million higher and $73 million lower in 2022 and 2021, respectively. Additionally, our adjusted operating income would have been approximately $2 million higher and $10 million lower in 2022 and 2021, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

We reported year-over-year premium growth in 2023 and 2022 in each of our principal operating business segments, primarily due to in-force block growth and higher overall sales. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income was lower in 2023, relative to 2022, due to lower miscellaneous investment income, primarily related to smaller increases in the NAV on our private equity partnerships, and lower investment income from inflation index-linked bonds held by Unum UK, partially offset by a higher level of invested assets and an increased yield on invested assets. Net investment income was lower in 2022, relative to 2021, due to lower miscellaneous investment income and a decline in the yield on invested assets, partially offset by higher investment income from inflation index-linked bonds held by Unum UK and a higher level of invested assets.

Credit losses on fixed maturity securities of $2.2 million were recognized in net investment gains and losses in 2023 compared to $4.6 million and $9.3 million in 2022 and 2021, respectively. During the third quarter of 2023, we sold over $700 million of shorter duration bonds in our long-term care portfolio and reinvested the proceeds in higher quality, higher yielding, and longer duration bonds that better match our liability cash flows. We realized approximately $35 million of investment losses as a result of these sales. Also included in net investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in gains of $12.4 million, $16.2 million, and $9.7 million in 2023, 2022, and 2021, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. Included in the net investment gains and losses in 2021 was a net realized investment gain of $67.6 million related to the transfer of investments in the Closed Block individual disability reinsurance transaction. See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only business, and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment.

Overall benefits experience was favorable in 2023 relative to 2022 and 2021 with a consolidated benefit ratio of 72.2 percent in 2023, compared to 72.7 percent and 79.7 percent in 2022 and 2021, respectively. Excluding the impacts of the reserve assumption updates and non-contemporaneous reinsurance, the consolidated benefit ratios were 70.1 percent, 74.9 percent, and 81.9 percent in 2023, 2022, and 2021, respectively. For further discussion on the reserve assumption updates and non-contemporaneous reinsurance, see the "Executive Summary" contained herein in this Item 7 and Notes 1, 6 and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8. The underlying benefits experience for each of our operating business segments is discussed more fully in "Segment Results" contained herein in this Item 7.

Commissions and the deferral of acquisition costs were higher in 2023 compared to 2022 driven primarily by higher overall sales and in-force block growth in our principal operating segments. The increase in the amortization of deferred acquisition costs in 2023 compared to 2022 is due primarily to increased growth in the level of the deferred asset and the impact of policyholder lapses in our Colonial Life segment and in our Unum US supplemental and voluntary product lines. Commissions and the deferral of acquisition costs were higher in 2022 compared to 2021 driven primarily by higher sales in our Colonial Life segment and Unum US supplemental and voluntary product line. Also contributing to the year-over-year growth in commissions during 2022 was in-force block growth and favorable persistency in our Unum US group disability product line. The amortization of deferred acquisition costs was lower in 2022 compared to 2021 due primarily to a decrease in the average amortization period in our Unum US group disability and group life and accidental death and dismemberment product lines that occurred in 2021, partially offset by higher policyholder lapses in our Colonial Life accident, sickness, and disability product line.

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

We reported year-over-year increases in other expenses and compensation expense, on a combined basis, in both 2023 and 2022 due primarily to increases in employee-related costs, operational investments in our business, and growth in our fee-based service products, partially offset by a reduction in the amortization of the cost of reinsurance.

Our effective income tax rate for 2023 was 21.7 percent, compared to 19.6 percent in 2022 and 22.2 percent in 2021. Our 2023 effective tax rate was generally consistent with the U.S. statutory rate. Our 2022 effective tax rate differed from the U.S. statutory rate due to the foreign tax rate differential. Our 2021 effective tax rate differed from the U.S. statutory rate due to unfavorable impacts of the U.K. tax rate increase enacted in 2021. See Note 9 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Unum US	$1,283.8	15.1%	$1,115.3	18.4%	$941.7

Unum International	$170.9	27.8%	$133.7	26.4%	$105.8

Colonial Life	$539.6	6.2%	$508.1	5.9%	$479.8

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

(in millions of dollars, except ratios)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Adjusted Operating Revenue
Premium Income	$6,579.2	5.2%	$6,251.4	3.0%	$6,072.0
Net Investment Income	639.9	(5.4)	676.3	(6.3)	721.6
Other Income	220.5	12.3	196.3	15.5	170.0
Total	7,439.6	4.4	7,124.0	2.3	6,963.6

Benefits and Expenses
Policy Benefits	4,221.2	(4.7)	4,429.6	(10.3)	4,936.0
Policy Benefits - Remeasurement Gain	(412.7)	(10.0)	(458.7)	(9.3)	(505.7)
Commissions	664.4	8.1	614.4	5.3	583.4
Deferral of Acquisition Costs	(314.7)	15.2	(273.1)	5.9	(257.8)
Amortization of Deferred Acquisition Costs	267.6	11.1	240.9	(15.7)	285.9
Other Expenses	1,529.5	7.1	1,427.5	10.6	1,291.2
Total	5,955.3	(0.4)	5,980.6	(5.6)	6,333.0

Income Before Income Tax and Net Investment Gains and Losses	1,484.3	29.8	1,143.4	81.3	630.6
Reserve Assumption Updates	(128.8)	(24.6)	(170.8)	(26.3)	(231.7)
Adjusted Operating Income	$1,355.5	39.4	$972.6	143.8	$398.9

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	59.8%		66.3%		76.8%
Other Expense Ratio[2]	22.5%		22.2%		20.7%
Income Ratio	22.6%		18.3%		10.4%
Adjusted Operating Income Ratio	20.6%		15.6%		6.6%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2023, 2022, and 2021.
[2]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$2,057.2	7.6%	$1,911.7	4.6%	$1,827.8
Group Short-term Disability	1,012.3	9.3	926.3	7.2	864.0
Total Premium Income	3,069.5	8.2	2,838.0	5.4	2,691.8
Net Investment Income	324.8	(7.0)	349.1	(8.0)	379.6
Other Income	211.6	10.3	191.8	15.8	165.7
Total	3,605.9	6.7	3,378.9	4.4	3,237.1

Benefits and Expenses
Policy Benefits	2,018.3	(5.8)	2,142.8	(9.0)	2,355.8
Policy Benefits - Remeasurement Gain	(325.1)	(9.8)	(360.4)	(18.9)	(444.3)
Commissions	230.5	9.1	211.3	5.8	199.8
Deferral of Acquisition Costs	(60.2)	13.4	(53.1)	6.6	(49.8)
Amortization of Deferred Acquisition Costs	57.6	8.7	53.0	(37.1)	84.2
Other Expenses	936.1	8.6	862.3	11.4	773.9
Total	2,857.2	—	2,855.9	(2.2)	2,919.6

Income Before Income Tax and Net Investment Gains and Losses	748.7	43.2	523.0	64.7	317.5
Reserve Assumption Updates	(121.0)	—	(121.0)	(43.7)	(215.0)
Adjusted Operating Income	$627.7	56.1	$402.0	N.M.	$102.5

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	59.1%		67.1%		79.0%
Other Expense Ratio[2]	28.5%		28.5%		27.1%
Income Ratio	24.4%		18.4%		11.8%
Adjusted Operating Income Ratio	20.4%		14.2%		3.8%

Persistency:
Group Long-term Disability	90.8%		90.7%		89.6%
Group Short-term Disability	88.9%		88.9%		87.4%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2023, 2022, and 2021.
[2]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

N.M. = not a meaningful percentage

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Premium income was higher compared to 2022, driven primarily by in-force block growth and higher sales. Net investment income was lower compared to 2022 primarily due to a lower level of invested assets. Other income increased relative to 2022 due to growth in our fee-based service products.

The benefit ratio, excluding the impacts of the reserve assumption updates, was favorable compared to 2022 due primarily to lower claim incidence, favorable recoveries, and favorable discount rate impacts on new claims in our group long-term disability product line. New claims for our group products are established using the discount rate based on an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate, as of the policy issuance or policy renewal date. As a result, the higher discount rates on new claims compared to 2022 contributed to the favorable benefits experience during 2023.

Commissions and the deferral of acquisition costs were higher compared to 2022 due primarily to in-force block growth and higher sales. The amortization of deferred acquisition costs was higher compared to 2022 due to growth in the level of the deferred asset. The other expense ratio, which includes other income that is primarily related to fee-based service products, was consistent compared to 2022.

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

The benefit ratio, excluding the impacts of the reserve assumption updates, was favorable compared to 2021 due primarily to lower claims incidence in both the group short-term and long-term disability product lines as well as favorable claim recoveries in our group long-term disability product line.

Commissions were higher compared to 2021 due primarily to in-force block growth and favorable persistency. The deferral of acquisition costs was higher compared to 2021 due primarily to higher sales. The amortization of deferred acquisition costs was lower compared to 2021 due primarily to a decrease in the average amortization period that occurred in 2021. The other expense ratio increased compared to 2021 due primarily to increases in employee-related costs and an increase in operational investments in our business, particularly related to our growing fee-based service business.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Group Life	$1,679.0	0.6%	$1,669.1	1.7%	$1,641.9
Accidental Death & Dismemberment	175.5	1.0	173.7	5.2	165.1
Total Premium Income	1,854.5	0.6	1,842.8	2.0	1,807.0
Net Investment Income	90.1	(10.2)	100.3	(3.6)	104.0
Other Income	1.0	(37.5)	1.6	(5.9)	1.7
Total	1,945.6	—	1,944.7	1.7	1,912.7

Benefits and Expenses
Policy Benefits	1,384.8	(6.7)	1,484.2	(14.2)	1,730.8
Policy Benefits - Remeasurement Loss (Gain)	(37.1)	(45.7)	(68.3)	N.M.	4.0
Commissions	155.9	3.7	150.4	3.9	144.7
Deferral of Acquisition Costs	(38.6)	3.5	(37.3)	3.3	(36.1)
Amortization of Deferred Acquisition Costs	39.0	(6.9)	41.9	(28.5)	58.6
Other Expenses	229.9	(0.5)	231.1	8.1	213.8
Total	1,733.9	(3.8)	1,802.0	(14.8)	2,115.8

Income (Loss) Before Income Tax and Net Investment Gains and Losses	211.7	48.4	142.7	170.3	(203.1)
Reserve Assumption Update	—	100.0	(34.0)	(100.0)	—
Adjusted Operating Income (Loss)	$211.7	94.8	$108.7	153.5	$(203.1)

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	72.7%		78.7%		96.0%
Other Expense Ratio	12.4%		12.5%		11.8%
Income Ratio			7.7%
Adjusted Operating Income (Loss) Ratio	11.4%		5.9%		(11.2)%

Persistency:
Group Life	89.6%		88.9%		89.7%
Accidental Death & Dismemberment	88.7%		87.9%		89.1%

[1]Excludes the reserve assumption update that occurred during the third quarter of 2022.

N.M. = not a meaningful percentage

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Premium income was higher compared to 2022 due primarily to higher sales and favorable persistency. Net investment income was lower compared to 2022 due to a decrease in the level of invested assets and lower miscellaneous investment income, partially offset by an increase in the yield on invested assets.

The benefit ratio, excluding the impact of the reserve assumption update in 2022, was favorable compared to 2022 due primarily to lower mortality, resulting primarily from lessening impacts of COVID-19 on our insured population.

Commissions were higher compared to 2022 due primarily to higher sales. The deferral of acquisition costs and the amortization of deferred acquisition costs were generally consistent compared to 2022. The other expense ratio was generally consistent compared to 2022.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Premium income was higher compared to 2021 driven by in-force block growth, partially offset by lower persistency. Net investment income was lower compared to 2021 due to lower miscellaneous investment income, partially offset by an increase in the level of invested assets and an increase in the yield on invested assets.

The benefit ratio, excluding the impact of the reserve assumption update, was favorable compared to 2021 largely due to lower mortality in the group life product line, resulting primarily from lessening impacts of COVID-19 on our insured population.

Commissions were higher compared to 2021 due primarily to in-force block growth. The deferral of acquisition costs was generally consistent compared to 2021. The amortization of deferred acquisition costs was lower compared to 2021 due primarily to a decrease in the average amortization period that occurred in 2021. The other expense ratio increased compared to 2021 due primarily to an increase in employee-related costs and operational investments in our business.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$850.1	2.0%	$833.7	(0.8)%	$840.7
Individual Disability	527.0	14.3	461.1	0.3	459.8
Dental and Vision	278.1	0.8	275.8	1.1	272.7
Total Premium Income	1,655.2	5.4	1,570.6	(0.2)	1,573.2
Net Investment Income	225.0	(0.8)	226.9	(4.7)	238.0
Other Income	7.9	172.4	2.9	11.5	2.6
Total	1,888.1	4.9	1,800.4	(0.7)	1,813.8

Benefits and Expenses
Policy Benefits	818.1	1.9	802.6	(5.5)	849.4
Policy Benefits - Remeasurement Gain	(50.5)	68.3	(30.0)	(54.1)	(65.4)
Commissions	278.0	10.0	252.7	5.8	238.9
Deferral of Acquisition Costs	(215.9)	18.2	(182.7)	6.3	(171.9)
Amortization of Deferred Acquisition Costs	171.0	17.1	146.0	2.0	143.1
Other Expenses	363.5	8.8	334.1	10.1	303.5
Total	1,364.2	3.1	1,322.7	1.9	1,297.6

Income Before Income Tax and Net Investment Gains and Losses	523.9	9.7	477.7	(7.5)	516.2
Reserve Assumption Updates - Voluntary Benefits	(10.4)	(38.8)	(17.0)	39.3	(12.2)
Reserve Assumption Updates - Individual Disability	2.6	116.7	1.2	126.7	(4.5)
Adjusted Operating Income	$516.1	11.7	$461.9	(7.5)	$499.5

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits[1]	39.8%		43.6%		46.5%
Individual Disability[1]	44.3%		49.3%		46.0%
Dental and Vision	73.1%		71.6%		72.6%
Other Expense Ratio	22.0%		21.3%		19.3%
Income Ratio	31.7%		30.4%		32.8%
Adjusted Operating Income Ratio	31.2%		29.4%		31.8%

Persistency:
Voluntary Benefits	75.5%		75.8%		75.8%
Individual Disability	89.0%		89.5%		89.7%
Dental and Vision	77.1%		79.9%		86.0%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2023, 2022, and 2021.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Premium income was higher compared to 2022 due primarily to higher sales across all product lines as well as the partial recapture of a previously ceded block of business in the individual disability product line, partially offset by a lower persistency across all product lines. Net investment income was generally consistent compared to 2022 with a decline in the yield on invested assets and lower miscellaneous investment income, mostly offset by an increase in the level of invested assets. Other income was higher compared to 2022 due primarily to a net gain on the partial recapture of a previously ceded block of business in the individual disability product line.

The benefit ratio for voluntary benefits, excluding the impacts of the reserve assumption updates, was favorable compared to 2022 due primarily to the impact of policyholder lapses in the disability product line and lower mortality in the life product line. The benefit ratio for the individual disability product line, excluding the impacts of the reserve assumption updates, was favorable compared to 2022 due primarily to higher mortality and lower claims incidence. The benefit ratio for the dental and vision product line was unfavorable compared to 2022 due primarily to higher claims incidence.

Commissions and the deferral of acquisition costs were higher compared to 2022 due primarily to higher sales in the individual disability and voluntary benefits product lines. The amortization of deferred acquisition costs was higher compared to 2022 due to growth in the level of the deferred asset and the impact of the policyholder lapses in the voluntary benefits product line. The other expense ratio increased compared to 2022 due primarily to an increase in employee-related costs and an increase in operational investments in our business.

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

The benefit ratio for voluntary benefits, excluding the impacts of the reserve assumption updates, was favorable compared to 2021 due to favorable experience in most products, including within the life product line resulting primarily from lessening impacts of COVID-19 on our insured population. The benefit ratio for the individual disability product line, excluding the impacts of the reserve assumption updates, was unfavorable compared to 2021 due primarily to a change in estimate related to the unearned premium reserve in the fourth quarter of 2022 as well as higher average benefit size. The benefit ratio for the dental and vision product line was favorable compared to 2021 due primarily to lower claims incidence.

Commissions and the deferral of acquisition costs were higher compared to 2021 due primarily to higher sales in the individual disability and voluntary benefits product lines. The amortization of deferred acquisition costs was generally consistent compared to 2021. The other expense ratio increased compared to 2021 due primarily to an increase in employee-related costs, a net loss recognized in the fourth quarter of 2022 on the recapture of a block of business in the voluntary benefits product line, and an increase in operational investments in our business, partially offset by a decrease in the allowance for expected credit losses on premium receivable balances.

Sales

(in millions of dollars)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$292.7	(0.9)%	$295.3	42.9%	$206.6
Group Short-term Disability	229.5	24.5	184.3	29.2	142.7
Group Life and AD&D	305.4	31.4	232.4	3.8	223.8
Subtotal	827.6	16.2	712.0	24.2	573.1
Supplemental and Voluntary
Voluntary Benefits	263.2	10.3	238.7	3.2	231.2
Individual Disability	108.9	19.9	90.8	21.1	75.0
Dental and Vision	84.1	14.0	73.8	18.3	62.4
Subtotal	456.2	13.1	403.3	9.4	368.6
Total Sales	$1,283.8	15.1	$1,115.3	18.4	$941.7

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$521.3	13.9%	$457.5	23.1%	$371.5
Large Case Market	306.3	20.4	254.5	26.2	201.6
Subtotal	827.6	16.2	712.0	24.2	573.1
Supplemental and Voluntary	456.2	13.1	403.3	9.4	368.6
Total Sales	$1,283.8	15.1	$1,115.3	18.4	$941.7

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Group sales increased compared to 2022 primarily due to higher sales to new customers in both the large case market and the core market, which we define as employee groups with fewer than 2,000 employees. The sales mix in the group market sector for 2023 was approximately 63 percent core market and 37 percent large case market.

Voluntary benefits sales increased compared to 2022 due to higher sales to new and existing customers in both the large case and core markets. Individual disability sales, which are primarily concentrated in the multi-life market, increased compared to 2022 due to higher sales to both new and existing customers. Dental and vision sales increased compared to 2022 driven by higher sales to new customers.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Group sales increased compared to 2021 due to higher sales to new and existing customers in both the large case market and the core market. The sales mix in the group market sector for 2022 was approximately 63 percent core market and 37 percent large case market.

Voluntary benefits sales increased compared to 2021 primarily due to higher sales to existing customers in the core market and higher sales to new customers in the large case market. Individual disability sales increased compared to 2021 due to higher sales to both new and existing customers. Dental and vision sales increased compared to 2021 driven by higher sales to both new and existing customers.

Goodwill

We had total goodwill of $280.0 million for the Unum US segment at December 31, 2023, none of which is currently believed to be at risk for future impairment.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During 2024, we will continue to invest in a unique customer experience defined by simplicity, empathy, and deep industry expertise through the increased utilization of digital capabilities and technology to enhance enrollment, underwriting, the client administration experience, and claims processing. In addition, we will focus on strategically driven sales by enhancing the connectivity, alignment, and support for brokers and technology partners. With respect to smaller employers, we will continue to provide a comprehensive set of consumer-focused products, enhance our distribution model, and utilize our digital tools to bring industry leading enrollment capabilities and a fully integrated customer experience. Our differentiated offerings and market leading leave management services provide substantial growth opportunities, particularly with larger employers, and stronger persistency in our core products. We believe our active client management, integrated customer experience across our product lines, and strong risk management, will enable us to continue to grow our market over the long-term.

We expect strong adjusted operating income in 2024 with continued premium growth and claim experience in line with 2023. We expect premium growth to be driven by improved persistency in most lines as well as continued strong sales momentum. We expect the group disability market to remain competitive which may impact our pricing and renewal premium levels. We expect favorable group disability claim experience to continue in 2024, driven by strong operational performance. We also expect group life and voluntary benefits claim experience to be mostly stable. We expect a stable operating expense ratio as our investments in our people and capabilities are offset by efficiencies gained from our strategic initiatives.

A rising interest rate environment could continue to positively impact our yields on new investments but could also continue to create further unrealized losses in our current holdings. A declining interest rate environment could negatively impact yields on new investments but could also reduce unrealized losses in our current holdings. Our net investment income may continue to be impacted by volatility in miscellaneous investment income.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$396.1	5.1%	$376.9	(6.2)%	$401.9
Group Life	169.3	22.5	138.2	23.1	112.3
Supplemental	141.5	24.1	114.0	1.2	112.6
Unum Poland	118.3	31.9	89.7	(0.6)	90.2
Total Premium Income	825.2	14.8	718.8	0.3	717.0
Net Investment Income	137.2	(19.3)	170.1	28.2	132.7
Other Income	1.6	77.8	0.9	50.0	0.6
Total	964.0	8.3	889.8	4.6	850.3

Benefits and Expenses
Policy Benefits	581.4	11.5	521.6	(6.0)	555.0
Policy Benefits - Remeasurement Loss (Gain)	(1.6)	(105.7)	28.0	N.M.	(2.0)
Commissions	72.5	28.8	56.3	4.1	54.1
Deferral of Acquisition Costs	(14.6)	21.7	(12.0)	(6.3)	(12.8)
Amortization of Deferred Acquisition Costs	8.4	2.4	8.2	17.1	7.0
Other Expenses	177.7	21.6	146.1	5.0	139.1
Total	823.8	10.1	748.2	1.1	740.4

Income Before Income Tax and Net Investment Gains and Losses	140.2	(1.0)	141.6	28.8	109.9
Reserve Assumption Updates	17.9	N.M.	(7.6)	81.0	(4.2)
Adjusted Operating Income	$158.1	18.0	$134.0	26.8	$105.7

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£318.5	4.6%	£304.6	4.3%	£292.0
Group Life	136.1	21.2	112.3	37.5	81.7
Supplemental	113.7	23.2	92.3	12.8	81.8
Total Premium Income	568.3	11.6	509.2	11.8	455.5
Net Investment Income	102.4	(22.4)	131.9	44.9	91.0
Other Income	0.2	100.0	0.1	—	0.1
Total	670.9	4.6	641.2	17.3	546.6

Benefits and Expenses
Policy Benefits	409.8	8.8	376.5	3.8	362.8
Policy Benefits - Remeasurement Loss (Gain)	(1.3)	(105.9)	21.9	N.M.	1.7
Commissions	37.4	17.6	31.8	10.8	28.7
Deferral of Acquisition Costs	(3.9)	(7.1)	(4.2)	(2.3)	(4.3)
Amortization of Deferred Acquisition Costs	5.2	(1.9)	5.3	17.8	4.5
Other Expenses	115.4	20.7	95.6	16.9	81.8
Total	562.6	6.8	526.9	10.9	475.2

Income Before Income Tax and Net Investment Gains and Losses	108.3	(5.2)	114.3	60.1	71.4
Reserve Assumption Updates	16.3	N.M.	(5.3)	(100.0)	—
Adjusted Operating Income	£124.6	14.3	£109.0	52.7	£71.4

Weighted Average Pound/Dollar Exchange Rate	1.243		1.221		1.378

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	69.0%		79.3%		80.0%
Other Expense Ratio	20.3%		18.8%		18.0%
Income Ratio	19.1%		22.4%
Adjusted Operating Income Ratio	21.9%		21.4%		15.7%

Persistency:
Group Long-term Disability	92.5%		85.1%		89.3%
Group Life	83.0%		87.9%		86.5%
Supplemental	91.7%		92.8%		90.9%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2023 and 2022.

N.M. = not a meaningful percentage

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Premium income was higher compared to 2022 primarily due to in-force block growth and sales growth in the group life and supplemental product lines.

Net investment income was lower compared to 2022 due to lower investment income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

The benefit ratio, excluding the reserve assumption updates, was favorable relative to 2022 due to favorable claim incidence, favorable claim resolutions, higher discount rates on new claims in the group long-term disability product line, and lower inflation-linked experience in benefits. This favorability was partially offset by higher incidence in the supplemental product line and higher mortality in the group life product line.

Commissions increased relative to 2022 due primarily to in-force block growth and higher sales. The deferral of acquisition costs and the amortization of deferred acquisition costs were generally consistent relative to 2022. The other expense ratio was higher relative to 2022 due to an increase in employee-related costs and operational investments in the business.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Premium income was higher compared to 2021 primarily due to in-force block growth and sales growth in the group life product line.

Net investment income was higher compared to 2021 due to higher investment income from inflation index-linked bonds.

The benefit ratio, excluding the reserve assumption updates, was favorable relative to 2021 due to lower mortality in the group life product line and higher discount rates on new claims in the group long-term disability product line, partially offset by higher inflation-linked experience for our group life and group long-term disability products and higher claims incidence in the supplemental product line and in the group long-term disability product line.

Commissions increased relative to 2021 due primarily to in-force block growth. The deferral of acquisition costs and the amortization of deferred acquisition costs were generally consistent relative to 2021. The other expense ratio was higher relative to 2021 due to an increase in employee-related costs and operational investments in the business.

Sales

(in millions of dollars and pounds)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Unum International Sales by Product
Unum UK
Group Long-term Disability	$48.3	11.5%	$43.3	4.6%	$41.4
Group Life	61.4	10.6	55.5	77.3	31.3
Supplemental	28.0	63.7	17.1	0.6	17.0
Unum Poland	33.2	86.5	17.8	10.6	16.1
Total Sales	$170.9	27.8	$133.7	26.4	$105.8

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$51.2	19.9%	$42.7	2.9%	$41.5
Large Case Market	58.5	4.3	56.1	79.8	31.2
Subtotal	109.7	11.0	98.8	35.9	72.7
Supplemental	28.0	63.7	17.1	0.6	17.0
Unum Poland	33.2	86.5	17.8	10.6	16.1
Total Sales	$170.9	27.8	$133.7	26.4	$105.8

Unum UK Sales by Product
Group Long-term Disability	£38.8	12.5%	£34.5	15.0%	£30.0
Group Life	49.4	8.8	45.4	99.1	22.8
Supplemental	22.6	67.4	13.5	9.8	12.3
Total Sales	£110.8	18.6	£93.4	43.5	£65.1

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£41.2	19.8%	£34.4	13.9%	£30.2
Large Case Market	47.0	3.3	45.5	101.3	22.6
Subtotal	88.2	10.4	79.9	51.3	52.8
Supplemental	22.6	67.4	13.5	9.8	12.3
Total Sales	£110.8	18.6	£93.4	43.5	£65.1

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Group long-term disability sales increased compared to 2022 driven by higher sales to new customers in the core market, which we define as employee groups with fewer than 500 employees, and an increase in sales to new and existing customers in the large case market.

Group life sales increased compared to 2022 driven by higher sales to new and existing customers in the core market, and higher sales to existing customers in the large case market.

Supplemental sales increased compared to 2022 due primarily to higher sales in the group critical illness and dental product lines.

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

Goodwill

We had total goodwill of $42.2 million for the Unum International segment at December 31, 2023, of which, $37.4 million is attributed to the Unum UK reporting unit and $4.8 million is attributed to the Unum Poland reporting unit, none of which is currently believed to be at risk for future impairment.

Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses over the long term. In 2024, we will focus on scaling our business and broadening our international portfolio. For our Unum UK line of business, achieving growth remains a priority, and we will continue to focus on delivering a best in class health and wellbeing service to improve retention of our key customers and drive growth across our product offerings. We will also accelerate premium growth by focusing on both the broker experience and customer engagement, while maintaining our disciplined approach to pricing. Within our Unum Poland line of business, we will drive growth by expanding our distribution and the direct to employer channel. We will also continue to invest in digital capabilities, technology, and product enhancements which we believe will drive sustainable growth over the long term.

In 2024, we expect sales and premium growth to continue, alongside stable claim experience. We recognize that 2023 earnings benefited from inflation linked income, which we expect will continue to decrease in 2024 and could pressure earnings growth. We may see impacts to net investment income and fluctuations in our benefit ratio as inflation continues to moderate. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, which includes dental and vision products, life products, and cancer and critical illness products. These products are marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agent sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$946.1	(0.3)%	$948.9	(0.5)%	$953.3
Life	426.5	6.3	401.1	4.3	384.7
Cancer and Critical Illness	353.5	0.4	352.0	(0.1)	352.2
Total Premium Income	1,726.1	1.4	1,702.0	0.7	1,690.2
Net Investment Income	153.5	0.5	152.7	(11.2)	172.0
Other Income	1.2	9.1	1.1	10.0	1.0
Total	1,880.8	1.3	1,855.8	(0.4)	1,863.2

Benefits and Expenses
Policy Benefits	877.1	(5.3)	926.6	(4.5)	969.8
Policy Benefits - Remeasurement Gain	(79.0)	(21.4)	(100.5)	73.0	(58.1)
Commissions	359.4	5.7	340.0	6.2	320.1
Deferral of Acquisition Costs	(302.9)	11.4	(271.8)	7.6	(252.6)
Amortization of Deferred Acquisition Costs	205.4	19.4	172.0	8.0	159.2
Other Expenses	340.0	5.8	321.4	8.2	297.0
Total	1,400.0	0.9	1,387.7	(3.3)	1,435.4

Income Before Income Tax and Net Investment Gains and Losses	480.8	2.7	468.1	9.4	427.8
Reserve Assumption Updates	(80.7)	46.2	(55.2)	134.9	(23.5)
Adjusted Operating Income	$400.1	(3.1)	$412.9	2.1	$404.3

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	50.9%		51.8%		55.3%
Other Expense Ratio	19.7%		18.9%		17.6%
Income Ratio	27.9%		27.5%		25.3%
Adjusted Operating Income Ratio	23.2%		24.3%		23.9%

Persistency:
Accident, Sickness, and Disability	73.6%		73.3%		75.4%
Life	85.1%		84.5%		85.5%
Cancer and Critical Illness	82.4%		82.3%		82.4%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2023, 2022, and 2021.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Premium income was favorable compared to 2022 due to higher prior period sales, particularly in the life product line, and favorable persistency. Net investment income was generally consistent in 2023 compared to 2022 with an increase in the level of invested assets and an increase in the yield on invested assets, mostly offset by lower miscellaneous investment income.

The benefit ratio, excluding the impacts of the reserve assumption updates, was favorable relative to 2022 due primarily to lower claim costs in the cancer and critical illness product line and favorable mortality experience as a result of lessening impacts of COVID-19 on our insured population in the life product line, partially offset by an increase in reserves due to model refinements in the life product line.

Commissions and the deferral of acquisition costs were higher compared to 2022 due to higher prior period sales. The amortization of deferred acquisition costs was higher compared to 2022 primarily due to growth in the level of the deferred asset and the impact of the policyholder lapses. The other expense ratio was higher relative to 2022 due primarily to an increase in employee-related costs and an increase in operational investments in our business.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Premium income was favorable compared to 2021 due to higher prior period sales, partially offset by lower overall persistency. Net investment income was lower in 2022 compared to 2021 due to lower miscellaneous investment income and a decline in the yield on invested assets, partially offset by an increase in the level of invested assets.

The benefit ratio, excluding the impacts of the reserve assumption updates, was favorable relative to 2021 across all product lines, including the life product line as a result of the lessening impacts of COVID-19 on our insured population.

Commissions and the deferral of acquisition costs were higher compared to 2021 due to higher prior period sales. The amortization of deferred acquisition costs was higher compared to 2021 due to higher policyholder lapses primarily in the accident, sickness, and disability product line. The other expense ratio was higher relative to 2021 due primarily to an increase in the operational investments in our business, an increase in employee-related costs, and a decrease in the allowance for expected credit losses during 2021 that did not recur in 2022.

Sales

(in millions of dollars)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Sales by Product
Accident, Sickness, and Disability	$329.5	6.1%	$310.6	4.3%	$297.9
Life	132.1	8.7	121.5	9.5	111.0
Cancer and Critical Illness	78.0	2.6	76.0	7.2	70.9
Total Sales	$539.6	6.2	$508.1	5.9	$479.8

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$347.4	4.5%	$332.4	6.1%	$313.2
Large Case Market	62.3	7.2	58.1	(15.2)	68.5
Subtotal	409.7	4.9	390.5	2.3	381.7
Public Sector	129.9	10.5	117.6	19.9	98.1
Total Sales	$539.6	6.2	$508.1	5.9	$479.8

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

During 2023, we have seen an increase in sales for each of our product lines relative to 2022. Commercial market sales increased compared to 2022 driven by higher sales to new and existing customers in the core market, which we define as accounts with fewer than 1,000 employees, and higher sales to new and existing customers in the large case market. Public sector market sales increased compared to 2022 due to higher sales to existing customers.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

During 2022, we saw an increase in sales for each of our product lines relative to 2021. Commercial market sales increased compared to 2021 driven by higher sales to existing customers in the core market partially offset by lower sales to new and existing customers in the large case market. Public sector market sales increased compared to 2021 due to higher sales to both new and existing customers.

Goodwill

We had goodwill of $27.7 million at December 31, 2023, none of which is currently believed to be at risk for future impairment.

Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During 2024, we will continue to utilize our strong distribution system of independent agents, benefit counselors and broker partnerships. We will also continue to invest in solutions and digital capabilities to expand our reach and effectiveness, driving growth and improving productivity while enhancing the customer experience. In 2024, we will continue to bring an enhanced engagement and enrollment platform to market, enabling deeper connections with employees through the enrollment process as well as maintaining stronger relationships throughout the customer lifecycle. We believe our distribution system, customer service capabilities, digital and virtual tools, and ability to serve all market sizes position us well for future growth.

In 2024, we expect strong growth in adjusted operating income for the full year with sales and premium growth increasing from the prior year. We expect improved claim experience in 2024 but could continue to experience some level of claims volatility. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Adjusted Operating Revenue
Premium Income
Long-term Care	$696.0	(0.2)%	$697.4	(1.0)%	$704.3
All Other	219.5	(11.1)	246.9	(15.3)	291.5
Total Premium Income	915.5	(3.0)	944.3	(5.2)	995.8
Net Investment Income	1,066.3	(0.4)	1,070.6	(7.6)	1,159.0
Other Income	52.6	(9.3)	58.0	(10.9)	65.1
Total	2,034.4	(1.9)	2,072.9	(6.6)	2,219.9

Benefits and Expenses
Policy Benefits	1,632.2	(1.9)	1,664.3	0.7	1,652.5
Policy Benefits - Remeasurement Loss (Gain)	438.5	N.M.	(16.3)	N.M.	5.9
Commissions	73.8	(2.5)	75.7	(6.0)	80.5
Other Expenses	172.7	0.2	172.3	(11.3)	194.2
Total	2,317.2	22.2	1,896.0	(1.9)	1,933.1

Income (Loss) Before Income Tax and Net Investment Gains and Losses	(282.8)	N.M.	176.9	(38.3)	286.8
Amortization of the Cost of Reinsurance	44.1	(12.3)	50.3	(27.9)	69.8
Non-Contemporaneous Reinsurance	34.8	1.2	34.4	4.6	32.9
Transaction Costs Related to Closed Block Individual Disability Reinsurance Transaction	—	—	—	(100.0)	6.2
Reserve Assumption Updates - Long-term Care	368.1	N.M.	(2.9)	(111.9)	24.4
Reserve Assumption Updates - All Other	0.7	110.3	(6.8)	(100.0)	—
Adjusted Operating Income	$164.9	(34.5)	$251.9	(40.0)	$420.1

Long-term Care Ratios:
Net Premium Ratio	93.5%		85.1%		85.9%
Interest Adjusted Loss Ratio[1]	97.9%		84.0%		78.4%

Operating Ratios (% of Premium Income):
Other Expense Ratio[2]	14.0%		12.9%		11.9%
Income (Loss) Ratio	(30.9)%		18.7%		28.8%
Adjusted Operating Income Ratio	18.0%		26.7%		42.2%

Persistency:
Long-term Care	95.6%		95.7%		95.6%

[1]Excludes the long-term care reserve assumption updates that occurred during the third quarters of 2023, 2022, and 2021.
[2]Excludes amortization of the cost of reinsurance. Also excluded are transaction costs related to the second phase of the Closed Block individual disability reinsurance transaction that occurred during the first quarter of 2021.

N.M. = not a meaningful percentage

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Premium income for long-term care was generally consistent with 2022. Premium income for our "All Other" product line continues to decline as expected due to policyholder lapses.

Net investment income was generally consistent relative to 2022 due to lower miscellaneous investment income, primarily related to smaller increases in the NAV on our private equity partnerships, and a decline in the yield on invested assets, mostly offset by an increase in the level of invested assets.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

The net premium ratio for long-term care increased to 93.5 percent at December 31, 2023 from 85.1 percent at December 31, 2022 due primarily to the impacts of the reserve assumption updates in the third quarter of 2023 and higher claim incidence. The interest adjusted loss ratio for long-term care, excluding the reserve assumption updates, was unfavorable compared to 2022 driven primarily by higher claim incidence as well as impacts from the change in the net premium ratio resulting from the reserve assumption updates in the third quarter of 2023.

The other expense ratio, excluding the amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction, was higher than 2022 due primarily to a decline in the expense allowance related to the ceded block of individual disability business and an increase in employee-related costs.

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

The net premium ratios for long-term care at December 31, 2022 and 2021 were generally consistent. The interest adjusted loss ratio for long-term care, excluding the reserve assumption updates, was less favorable compared to 2021 driven primarily by higher claim incidence.

The other expense ratio, excluding certain transaction costs incurred and the amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction, was higher than 2021 due primarily to a decline in expense allowances related to the ceded block of individual disability business.

Individual Disability Reinsurance Transaction

As shown in the chart above, we exclude from income before income tax and net investment gains and losses, the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction, where we ceded a significant portion of this business. As a result of the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. The increase in the effects of non-contemporaneous reinsurance treatment in 2023 compared to 2022 is due to favorable experience in this block which resulted in a larger net change in reserves in 2023 compared to the same periods of 2022. The increase in the effects of non-contemporaneous reinsurance treatment in 2022 compared to 2021 is due primarily to the timing of the second phase of the reinsurance transaction, which drove a larger net change in reserves in 2022 as 2021 only had three quarters that included non-contemporaneous reinsurance earnings impacts.

Due to the increase in ceded reserves for the second phase of the reinsurance transaction as part of our adoption of ASU 2018-12, the cost of reinsurance decreased which results in a decrease in the amortization of the cost of reinsurance. The cost of reinsurance continues to be amortized over a period of approximately 22 years, on a declining trajectory generally consistent with the expected run-off pattern of the ceded reserves.

Segment Outlook

We will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. We will continue to explore structural options to enhance financial flexibility. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings. In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over the long term as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income, driven by the allocation towards alternative assets, primarily private equity partnership investments, in the long-term care product line portfolio. We record changes in our share of the NAV of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. As these net asset values are volatile and can fluctuate materially with changes in market economic conditions, there may possibly be significant movements up or down in future periods as conditions change. We continuously monitor key indicators to assess our risks and adjust our business plans, including utilization of derivative financial instruments to manage interest rate risk.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, resolutions, investment returns, premium rate increases, and persistency. The net premium ratio represents the ratio of future expected benefits and related expenses to future expected gross premiums using the original discount rate. The long-term care benefits experience may continue to have quarterly volatility, particularly in the near term as our claim block matures and as we continue the implementation of premium rate increases. Claim resolution rates which reflect the probability that a disability or long-term care claim will close due to recovery or death of the insureds, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, mortality, morbidity, resolutions, premium rate increases, benefit change elections, and persistency, could result in a material impact to our reserves.

As a result of the execution of the reinsurance transaction related to our Closed Block individual disability line of business, we have fully ceded a significant portion of this business. We expect that earnings will continue to be impacted by the amortization of the cost of reinsurance and the impacts from non-contemporaneous reinsurance, but we anticipate these impacts will decline over time with the run-off pattern of the reserves.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.
Operating Results

(in millions of dollars)
	Year Ended December 31
	2023	% Change	2022	% Change	2021
Adjusted Operating Revenue
Net Investment Income	$99.8	90.1%	$52.5	88.2%	$27.9
Other Income	3.3	(31.3)	4.8	(22.6)	6.2
Total	103.1	79.9	57.3	68.0	34.1

Interest, Debt, and Other Expenses	249.5	12.6	221.6	(27.4)	305.3

Loss Before Income Tax and Net Investment Gains and Losses	(146.4)	(10.9)	(164.3)	(39.4)	(271.2)
Impairment Loss on Internal-Use Software	—	—	—	(100.0)	12.1
Cost Related to Early Retirement of Debt	—	—	—	(100.0)	67.3
Impairment Loss on ROU Asset	—	—	—	(100.0)	13.9
Adjusted Operating Loss	$(146.4)	(10.9)	$(164.3)	(7.6)	$(177.9)

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Adjusted operating loss decreased in 2023 relative to 2022, due primarily to higher net investment income, which was driven by an increase in the yield on invested assets, partially offset by higher pension expenses.

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

See "Executive Summary” contained herein in this Item 7 and Notes 10, 15 and 17 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the impairment loss on internal-use software, costs related to the early retirement of debt, and the ROU asset impairment.

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

Closed Block Individual Disability Reinsurance Transaction

We exited a substantial portion of our Closed Block individual disability product line through the two phases of a reinsurance transaction that were executed in December 2020 and March 2021. As part of the second phase, we transferred fixed maturity securities of $226.8 million on an amortized cost basis and $293.7 million on a fair value basis, and recorded a total realized investment gain from the transfer of these securities, including a related net gain from cash flow hedges, of $67.6 million. Although we transferred a significant portion of our fixed maturity security portfolio as part of this transaction, the overall credit profile of our remaining portfolio was not changed. See "Executive Summary" contained herein in this Item 7 for further information on the reinsurance transaction.

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of December 31, 2023

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,558.0	$(105.5)	$1,643.4	$165.5	$914.6	$60.0
Capital Goods	3,344.6	(69.3)	1,871.0	183.9	1,473.6	114.6
Communications	2,264.9	(45.8)	1,050.0	164.4	1,214.9	118.6
Consumer Cyclical	1,433.9	(63.0)	946.5	100.4	487.4	37.4
Consumer Non-Cyclical	6,404.3	(286.7)	3,765.2	492.5	2,639.1	205.8
Energy	2,611.5	32.2	1,099.3	92.4	1,512.2	124.6
Financial Institutions	3,858.7	(301.5)	2,984.3	351.2	874.4	49.7
Mortgage/Asset-Backed	644.1	(13.9)	377.0	24.0	267.1	10.1
Sovereigns	890.7	(91.4)	462.8	121.2	427.9	29.8
Technology	1,506.9	(102.3)	1,227.2	120.8	279.7	18.5
Transportation	1,691.5	(94.0)	1,115.7	136.6	575.8	42.6
U.S. Government Agencies and Municipalities	4,303.2	(356.7)	2,479.2	517.3	1,824.0	160.6
Public Utilities	5,321.6	(76.6)	2,094.3	293.7	3,227.3	217.1
Total	$36,833.9	$(1,574.5)	$21,115.9	$2,763.9	$15,718.0	$1,189.4

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of December 31, 2023 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2023. The decrease in the unrealized loss on fixed maturity securities during 2023 was due primarily to a decrease in corporate bond spreads and to a lesser extent the portfolio repositioning that we executed in the third quarter of 2023.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2023				2022
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$8.3	$242.2	$89.7	$38.2	$63.0
> 90 <= 180 days	3.5	152.4	45.9	14.2	316.6
> 180 <= 270 days	16.4	79.2	21.0	169.2	614.5
> 270 days <= 1 year	18.9	5.5	234.9	461.9	1,126.6
> 1 year <= 2 years	1,536.4	2,307.7	2,203.2	1,678.1	484.0
> 2 years <= 3 years	675.6	195.4	58.3	64.8	19.2
> 3 years	22.4	6.8	2.1	1.9	—
Sub-total	2,281.5	2,989.2	2,655.1	2,428.3	2,623.9

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	28.2	—	10.6
> 90 <= 180 days	—	—	—	5.5	—
> 180 <= 270 days	—	—	10.0	—	28.5
> 270 days <= 1 year	—	34.9	—	24.1	320.2
> 1 year <= 2 years	99.5	1,180.0	547.0	367.1	532.7
> 2 years <= 3 years	232.3	157.5	58.1	51.7	29.6
> 3 years	22.0	15.7	—	—	—
Sub-total	353.8	1,388.1	643.3	448.4	921.6

Fair Value <= 40% of Amortized Cost

> 1 year <= 2 years	22.3	26.7	16.5	—	—
> 2 years <= 3 years	2.7	—	—	—	—
Sub-total	25.0	26.7	16.5	—	—

Total	$2,660.3	$4,404.0	$3,314.9	$2,876.7	$3,545.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2023				2022
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.3	$3.7	$2.7	$1.5	$1.8
> 90 <= 180 days	—	2.4	1.2	—	12.6
> 180 <= 270 days	0.2	1.4	—	6.3	39.1
> 270 days <= 1 year	0.1	—	5.8	31.8	84.7
> 1 year <= 2 years	51.6	106.7	112.2	82.9	17.5
> 2 years <= 3 years	7.3	3.9	—	—	0.5
> 3 years	0.1	2.7	2.9	2.5	2.7
Sub-total	59.6	120.8	124.8	125.0	158.9

Fair Value < 70% >= 40% of Amortized Cost

> 270 days <= 1 year	—	—	—	—	7.6
> 1 year <= 2 years	26.4	27.7	1.3	—	1.3
> 2 years <= 3 years	—	—	—	—	5.1
> 3 years	12.9	15.1	13.8	13.7	9.6
Sub-total	39.3	42.8	15.1	13.7	23.6

Fair Value <= 40% of Amortized Cost

> 270 days <= 1 year	—	—	0.1	—	—
> 1 year <= 2 years	4.5	10.5	9.5	11.2	—
> 3 years	0.2	0.2	0.2	—	—
Sub-total	4.7	10.7	9.8	11.2	—

Total	$103.6	$174.3	$149.7	$149.9	$182.5

At December 31, 2023, we held 28 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of December 31, 2023

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Basic Industry	$215.7	$(44.7)	4
Capital Goods	44.6	(12.0)	1
Communications	248.9	(55.6)	4
Consumer Cyclical	78.1	(19.0)	1
Consumer Non-Cyclical	164.8	(39.2)	3
Financial Institutions	534.7	(64.0)	5
Sovereigns	439.9	(112.7)	2
Technology	56.8	(11.7)	1
Transportation	45.9	(13.6)	1
U.S. Government Agencies and Municipalities	30.1	(10.3)	1
Public Utilities	276.2	(71.2)	5
Total	$2,135.7	$(454.0)	28

At December 31, 2023, we held one below investment-grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security is a utilities company and had a fair value of $27.3 million and a gross unrealized loss of $18.1 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At December 31, 2023, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to higher interest rates, wider credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

We had no individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during year ended 2023. During 2022, we recognized a realized loss of $12.6 million on the sale of securities of a pharmaceutical company that was impacted by an adverse ruling surrounding a patent held for its largest drug. We had no other individual investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the years ended 2022 and 2021.

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

As of December 31, 2023, the amortized cost, net of allowance, for credit losses and fair value of our below-investment-grade fixed maturity securities was $1,572.3 million and $1,489.0 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased from 4.6 percent at December 31, 2022 to 3.3 percent at December 31, 2023 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,318.2 million and $2,435.4 million at December 31, 2023 and 2022, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $10.2 million and $9.3 million at December 31, 2023 and 2022, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types.

Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held no specifically identified impaired mortgage loans at December 31, 2023 or 2022. See Notes 1 and 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,326.2 million and $1,194.3 million at December 31, 2023 and 2022, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $78.1 million, $110.1 million, and $165.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $803.1 million of commitments for additional investments in the partnerships at December 31, 2023 which may or may not be funded. See Note 2 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, credit risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, credit default swaps, and total return swaps. During 2023, we entered into $1,778.0 million of notional forward U.S. Treasury interest rate locks in our long-term care product line to manage our reinvestment risk. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $1.6 million at December 31, 2023. The carrying value of fixed maturity securities and cash collateral received from our counterparties was $26.3 million and $11.1 million, respectively, at December 31, 2023. The carrying value of fixed maturity securities posted as collateral to our counterparties was $39.8 million at December 31, 2023. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

Other

We did not have exposure to non-current investments, defined as invested assets which are delinquent as to interest and/or principal payments at December 31, 2023 or 2022.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed.  As of December 31, 2023, Unum Group and our intermediate holding companies had available holding company liquidity of $1,650.0 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset backed securities. No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. During the twelve months ended December 31, 2023, we repurchased 5.7 million shares at a cost of $250.0 million excluding commissions and excise tax.

Our board of directors has authorized the following repurchase programs:

	October 2023 Authorization	December 2022 Authorization[1]	October 2021 Authorization
	(in millions)
Effective Date	January 1, 2024	January 1, 2023	October 25, 2021
Expiration Date	None	December 31, 2023	December 31, 2022
Authorized Repurchase Amount	$500.0	$250.0	$250.0
Shares Repurchased Under Repurchase Program	$—	$250.0	$250.0
Remaining Repurchase Amount at December 31, 2023	Not yet effective	$—	$—

1In February 2023, the December 2022 program was modified to increase the authorized repurchase amount from $200.0 million to $250.0 million.

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

See "Reinsurance" contained herein in Item 1, "Segment Results" contained herein in Item 7, and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the impacts related to this reinsurance transaction.

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

In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves were deficient by $2,100.0 million as of December 31, 2018, the financial statement date of the examination period. The amount reserves are deficient may increase or decrease over time based on changes in assumed reinvestment rates, policyholder inventories, premium rate increase activity, and the underlying growth in the locked in statutory reserve basis as well as updates to other long term actuarial assumptions. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. The calculation of the premium deficiency reserve (PDR) reflects specific assumptions set by MBOI and results in significant margin above Unum America’s best estimate assumptions. As of December 31, 2023, the PDR calculated under the basis resulting from the MBOI examination has been fully recognized. The phase in amounts for 2023, 2022, and 2021 were funded using cash flows from operations and capital contributions from Unum Group. Our long-term care reserves and financial results reported under generally accepted accounting principles were not affected by the MBOI’s examination conclusion. Additional information regarding the Unum America PDR is as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Premium Deficiency Reserve
Gross Premium Deficiency Reserve[1]	$1,604	$2,851	$2,977
Cumulative Gross Premium Deficiency Reserve Recognized	1,604	1,191	667
Remaining Premium Deficiency Reserve to be Recognized	$—	$1,660	$2,310

[1]The gross PDR decreased by $1,247 million during 2023 due primarily to changes in the assumed reinvestment rate as well as premium rate increase activity. The gross PDR decreased by $126 million during 2022 due primarily to premium rate increase activity and underlying growth in the locked-in statutory reserve basis. The gross PDR increased by $687 million during 2021 due primarily to changes in the assumed reinvestment rate. The increase for 2021 was from a gross PDR of $2,290 million as of December 31, 2020, which was an increase from the original $2,100 million reserve deficiency as of December 31, 2018.

Unum America cedes blocks of long-term care business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Fairwind did not pay dividends in 2023. During 2023, Unum Group made $600.0 million in capital contributions to Fairwind. We do not expect to make capital contributions to Fairwind during 2024.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at December 31, 2023 are in line with our expectations and are significantly above the level that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of Solvency II, a European Union (EU) directive that is part of retained UK law pursuant to the European Union (Withdrawal) Act 2018, which prescribes capital requirements and risk management standards for the European insurance industry. Our U.K. holding company is also subject to the Solvency II requirements relevant to insurance holding companies while, together with certain of its subsidiaries including Unum Limited, the group (the Unum UK Solvency II Group) is subject to group supervision under Solvency II. The Unum UK Solvency II Group received approval from the U.K. Prudential Regulation Authority (PRA) to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime continues to be implemented. In connection with the U.K.’s exit from the EU, the U.K. government is reviewing the regulatory framework of financial services companies and the PRA is consulting with industry on proposed changes. Certain changes have already been finalized, which have improved the solvency position of our U.K. business at December 31, 2023. Additionally, the remaining pending proposals may lead to future changes in the solvency position of our U.K. business.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

The amount available during 2023 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes Fairwind, was approximately $991 million. During 2023, we declared and paid in cash $1,440.6 million in dividends, of which $655.0 million was considered an extraordinary dividend. During 2023, Unum Limited declared and paid dividends of £65.0 million to Unum Group through our U.K holding company, Unum European Holding Company Limited.

During 2024, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. As a result of our consideration of overall capitalization needs, we may not utilize the entire amount of dividends available in 2024, which are based on applicable restrictions under current law. Approximately $1,289 million is available, without prior approval by regulatory authorities, during 2024 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurer. Approximately £140 million is available to be distributable from Unum Limited during 2024. The actual amount distributable during 2024 will depend on experience, including the impact of market movements, and is subject to local requirements, as well as regulatory and other business considerations.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group, which does not apply to our current entity structure.

Funding for Employee Benefit Plans

During the twelve months ended December 31, 2023, we made contributions of $74.0 million and £4.6 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make contributions of approximately $78 million and £5 million during 2024. We had no regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans and made no voluntary contributions during the twelve months ended December 31, 2023. We do not expect to have regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans in 2024, but we reserve the right to make voluntary contributions during 2024. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Debt, Term Loan Facility, Credit Facilities and Other Sources of Liquidity

There are no significant financial covenants associated with any of our debt obligations other than those described below. We continually monitor our debt covenants to ensure we remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants.

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

Facility Agreement for Contingent Issuance of Senior Notes

We have a 20-year facility agreement with a Delaware trust (the P-Caps Trust) that gives us the right to issue and to sell to the trust, on one or more occasions, up to $400.0 million of 4.046% senior notes in exchange for U.S. Treasury securities held by the trust. These senior notes will not be issued unless and until the issuance right is exercised. The exercise of the issuance right triggers recognition of the senior notes on our consolidated balance sheets. As the amount we receive upon exercise of the issuance right is contingent upon the value of the U.S. Treasury securities, a decline in the value of the U.S. Treasury securities reduces the amount we would receive upon exercise of the issuance right. We may also direct the trust to grant the right to exercise the issuance right with respect to all or a designated amount of the senior notes to one or more assignees (who are our consolidated subsidiaries or persons to whom we have an obligation). We pay a semi-annual facility fee to the trust at a rate of 2.225% per year on the unexercised portion of the maximum amount of senior notes that we could issue and sell to the trust and we reimburse the trust for its expenses.

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

For more information, see Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of this agreement.

Credit Facilities

In April 2022, we amended and restated our existing credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders which is currently scheduled to expire in April 2027. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Certain of our traditional U.S. life insurance subsidiaries, Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, and Colonial Life & Accident Insurance Company, may also borrow under the credit facility, and we can elect to add additional insurance subsidiaries to the facility at any later date. Any obligation of a subsidiary under the credit facility is several only and not joint and is subject to an unconditional guarantee by Unum Group. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility also provides for the issuance of letters of credit subject to certain terms and limitations. The credit facility provides for borrowings at an interest rate based on the prime rate, the federal funds rate or the SOFR. At December 31, 2023, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

We also have a five-year, £75 million senior unsecured standby letter of credit facility with a different syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75 million until its scheduled expiration in July 2026. The credit facility provides for borrowings at an interest rate based on the prime rate or the federal funds rate. In December 2023, we entered into a new five-year, £75 million senior standby letter of credit facility pursuant to which a standby letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in December 2028. In connection with and as security for the December 2023 senior standby letter of credit facility, we granted to the issuer of the standby letter of credit the right to exercise, if an event of default has occurred and is continuing, the issuance right in our 20-year facility agreement with the P-Caps Trust, up to a maximum of $200.0 million. The credit facility provides for borrowings at an interest rate based on the Sterling Overnight Index Average rate. No amounts have been borrowed under the credit facilities or letters of credit. If drawings are made in the future, we may elect to borrow such amounts from the lenders pursuant to term loans made under the credit facilities.

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

Cash Requirements

As previously discussed, cash is applied primarily to the payment of policy benefits, costs of acquiring new business (principally commissions), operating expenses, and taxes, as well as purchases of investments. We have established an investment strategy that we believe will provide for adequate cash flows from operations to meet cash payment requirements. Summarized below are our estimated material cash requirements, both in the short-term (within 12 months) and the long-term (beyond 12 months) resulting from contractual obligations as of December 31, 2023:

•Policyholder liabilities, which exclude the effect of change in discount rate assumptions and therefore differs from the amount shown in the consolidated balance sheet, totaled $46,672.3 million, of which $4,397.3 million is estimated to be paid in 2024. We also maintain reinsurance agreements for which the recoverable under those agreements totaled $13,092.3 million of which $1,358.3 million is estimated to offset related policyholder liability payments in 2024. Policyholder liabilities and the related reinsurance recoverable represent the projected payout of the current in-force policyholder liabilities and the expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. We utilize extensive liability modeling to project future cash flows from the in-force business. The primary assumptions used to project future cash flows are discount rate, claim resolution rate, incidence rate, and policyholder lapse and mortality. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly over time.
•Payments related to our long-term debt and our facility agreements, which include contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheets, totaled $6,536.4 million, of which $196.4 million in interest payments is estimated to be paid in 2024.
•Investment commitments which represent commitments we have made to purchase or fund investments including privately placed fixed maturity securities, commercial mortgage loans, and private equity partnerships totaled $925.2 million, all of which is estimated to be paid in 2024 based on the expiration date of the commitments. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlements of these obligations are reflected in amounts estimated to be paid in 2024. These commitments may or may not be funded and are therefore not recorded on our consolidated balance sheets.

•Pensions and OPEB which includes commitments related to our defined benefit pension and postretirement plans for our employees, including our non-qualified pension plan, totaled $599.4 million, of which $20.0 million is estimated to be paid in 2024. Pension plan obligations, other than the non-qualified plan, represent our contributions to the pension plans and are projected based on the expected future minimum contributions as required under current U.S. and U.K. legislative funding requirements. Non-qualified pension plan and other postretirement benefit obligations represent the expected benefit payments related to these plans which we expect to pay, as incurred, from our general assets.
•Amounts owed to reinsurers totaled $484.5 million of which $119.0 million is estimated to be paid in 2024.
•Payables for general operating expenses and deferred compensation liabilities totaled $441.7 million of which $318.1 million is estimated to be paid in 2024.
•Obligations to return advances received from the FHLB and to return unrestricted cash collateral to our securities lending and derivative counterparties totaled $138.7 million of which $113.1 million is estimated to be repaid in 2024.
•Commissions due totaled $141.3 million all of which is estimated to be paid in 2024.
•We also have obligations with outside parties for computer data processing services, software maintenance agreements, and consulting services of $125.7 million, of which $59.4 million is estimated to be paid in 2024.
•Operating lease payments representing the amount of undiscounted minimum lease payments due totaled $71.6 million of which $19.2 million is estimated to be paid in 2024.

See "Critical Accounting Estimates" contained herein in this Item 7 and Notes 3, 4, 6, 10, 11, 14, and 17 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our various commitments and obligations.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of December 31, 2023, we held $63.1 million of cash collateral from securities lending agreements. The average balance for securities lending agreements which were collateralized by cash during the year ended December 31, 2023 was $87.4 million, and the maximum amount outstanding at any month end was $134.4 million. In addition, at December 31, 2023, we had $12.5 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the year ended December 31, 2023 was $28.5 million, and the maximum amount outstanding at any month end was $65.5 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at December 31, 2023, nor did we utilize any securities repurchase agreements during 2023. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of December 31, 2023, we owned $15.7 million of FHLB common stock and had outstanding advances of $64.5 million from the regional FHLBs which were used for the purpose of investing in either short-term investments or fixed maturity securities. As of December 31, 2023, we have additional borrowing capacity of approximately $935.3 million from the FHLBs.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Consolidated Cash Flows

(in millions of dollars)
	Year Ended December 31
	2023	2022	2021
Net Cash Provided by Operating Activities	$1,202.8	$1,418.7	$1,387.5
Net Cash Used by Investing Activities	(725.9)	(955.9)	(1,340.6)
Net Cash Used by Financing Activities	(450.1)	(418.6)	(168.9)
Net Change in Cash and Bank Deposits	$26.8	$44.2	$(122.0)

Operating Cash Flows
Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on policy renewals and growth of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance liabilities and capital and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment.
The operating cash flows for 2021 included $456.8 million of cash paid to the reinsurer related to the second phase of the Closed Block individual disability reinsurance transaction. See "Executive Summary" contained herein in this Item 7 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on the Closed Block individual disability reinsurance transaction.

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
During the third quarter of 2023, we sold over $700.0 million of shorter duration bonds in our long-term care portfolio and reinvested the proceeds in higher quality, higher yielding, and longer duration bonds that better match our liability cash flows. As a result of this activity, both sales and purchases of fixed maturity securities increased during 2023 compared to 2022.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, dividends paid to stockholders, repurchases of common stock, cash transferred related to the active life cohort volatility agreement with Commonwealth, and policyholders' account deposits and withdrawals.
Cash used to repurchase shares of Unum Group's common stock during 2023, 2022, and 2021 was $250.1 million, $200.1 million, and $50.0 million, respectively. In connection with the repurchases made during 2023, we recognized $1.9 million of excise tax which has not been settled as of December 31, 2023. During 2023, 2022, and 2021 we paid dividends of $277.1 million, $254.2 million, and $239.4 million, respectively, to holders of Unum Group's common stock.
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

See "Debt, Term Loan Facility, Credit Facilities and Other Sources of Liquidity" contained herein in this Item 7, and Notes 10, 12, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

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

The table below reflects the outlook as well as the senior unsecured debt ratings for Unum Group and the financial strength ratings for each of our traditional insurance subsidiaries as of the date of this filing.

	AM Best	Fitch	Moody's	S&P
Outlook	Stable	Stable	Stable	Stable

Senior Unsecured Debt Ratings	bbb+	BBB	Baa3	BBB

Financial Strength Ratings
Provident Life and Accident Insurance Company	A	A	A3	A
Unum Life Insurance Company of America	A	A	A3	A
First Unum Life Insurance Company	A	A	A3	A
Colonial Life & Accident Insurance Company	A	A	A3	A
The Paul Revere Life Insurance Company	A	A	A3	A
Unum Insurance Company	A	A	A3	NR
Provident Life and Casualty Insurance Company	A	A	NR	NR
Starmount Life Insurance Company	A	NR	NR	NR
Unum Limited	NR	NR	NR	A-

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

In November 2023, Fitch Ratings upgraded the insurer financial strength rating for our domestic subsidiaries to A from A- and credit ratings, including the senior debt rating, to BBB from BBB-. The credit rating upgrade reflects improved balance sheet fundamentals, including capital metrics, while profitability returned towards pre-pandemic levels. Following the upgrade, the outlook for the long-term issuer credit rating and financial strength rating was revised to stable from positive.

There have been no other changes in the rating agencies' outlooks or ratings during 2023 or in 2024 prior to the date of this filing.

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

Prior financial information has been adjusted to reflect our modified retrospective adoption, effective January 1, 2023, of the Accounting Standards Update (ASU) 2018-12, related to targeted improvements to the accounting for long-duration contracts. Changes from this ASU were applied as of January 1, 2021, also referred to as the transition date. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Interest Rate Risk

Our exposure to interest rate changes results from our holdings of financial instruments such as fixed rate investments, derivatives, and interest sensitive liabilities. Fixed rate investments include fixed maturity securities, mortgage loans, policy loans, and short-term investments. Fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, public utility bonds, corporate bonds, mortgage-backed securities, and redeemable preferred stock, all of which are subject to risk resulting from interest rate fluctuations. Certain of our financial instruments, such as fixed maturity securities and derivatives, are carried at fair value in our consolidated balance sheets. The fair value of these financial instruments may be adversely affected by changes in interest rates. A rise in interest rates may further increase the net unrealized loss related to these financial instruments, but may improve our ability to earn higher rates of return on new purchases of fixed maturity securities. Conversely, a decline in interest rates may decrease the net unrealized loss, but new securities may be purchased at lower rates of return. Although changes in fair value of fixed maturity securities and derivatives due to changes in interest rates may impact amounts reported in our consolidated balance sheets, these changes will not cause an economic gain or loss unless we sell investments, terminate derivative positions, determine that an investment is impaired, or determine that a derivative instrument is no longer an effective hedge.

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

We measure our insurance liabilities and financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2023 and 2022 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our insurance liabilities and financial instruments at December 31, 2023 and 2022 are shown as follows:

	December 31, 2023
(in millions of dollars)	Notional Amount of Derivatives	Fair Value (FV)[2]	Hypothetical
			FV + 100 BP2	Change in FV2
Assets
Fixed Maturity Securities[1]		$36,833.9	$33,842.1	$(2,991.8)
Mortgage Loans		2,070.7	1,957.7	(113.0)
Policy Loans, Net of Reinsurance Ceded		373.8	347.8	(26.0)
Reinsurance Recoverable[2]		9,108.4	8,179.2	(929.2)

Liabilities
Liability for Future Policy Benefits[2]		$(40,009.4)	$(35,456.1)	$4,553.3
Long-term Debt		(3,227.9)	(2,978.4)	249.5

Derivatives[1]
Swaps	$1,026.2	$14.2	$16.4	$2.2
Forwards	1,957.5	(30.5)	(242.4)	(211.9)
Embedded Derivative in Modified Coinsurance Arrangement		(1.5)	3.2	4.7

	December 31, 2022
(in millions of dollars)	Notional Amount of Derivatives	Fair Value[2]	Hypothetical
			FV + 100 BP2	Change in FV2
Assets
Fixed Maturity Securities[1]		$34,840.8	$32,158.6	$(2,682.2)
Mortgage Loans		2,159.5	2,034.3	(125.2)
Policy Loans, Net of Reinsurance Ceded		364.5	339.0	(25.5)
Reinsurance Recoverable[2]		9,608.0	8,714.1	(893.9)

Liabilities
Liability for Future Policy Benefits[2]		$(38,577.1)	$(34,562.8)	$4,014.3
Long-term Debt		(3,072.0)	(2,681.3)	390.7

Derivatives [1]
Swaps	$935.6	$58.0	$55.9	$(2.1)
Forwards	818.3	(42.9)	(129.7)	(86.8)
Embedded Derivative in Modified Coinsurance Arrangement		(13.9)	(9.5)	4.4

1These financial instruments are carried at fair value in our consolidated balance sheets. Changes in fair value resulting from changes in interest rates may affect the fair value at which the item is reported in our consolidated balance sheets. The corresponding offsetting change is reported in other comprehensive income or loss, net of income tax, except for changes in the fair value of derivatives accounted for as fair value hedges or derivatives not designated as hedging instruments, together with the payment of periodic fees, if applicable, which are recognized in the same income statement line item as the hedged item during the period of change in fair value.

2 The adoption of ASU 2018-12 required an update of the discount rate assumptions related to our liability for future policy benefits at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. As such, the value of certain of our insurance liabilities may be adversely affected by changes in the single-A interest rate environment which could impact the valuation of our liability for future policy benefits and related reinsurance recoverable.

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

Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities. We estimate that we will have approximately $1.5 billion of investable cash flows in 2024. Assuming interest rates and credit spreads remain constant throughout 2025 at the January 2024 market levels, our net investment income would increase by an immaterial amount in both 2024 and 2025 as a result of the investment of cash flows at levels above our current portfolio rate. This interest rate scenario does not give consideration to the effect of other factors which could impact these results, such as changes in the bond market and changes in hedging strategies and positions, nor does it consider the potential change to our discount rate reserve assumptions and any mitigating factors such as pricing adjustments.

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

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2023 and 2022 levels, stockholders' equity as reported in U.S. dollars would have been lower by approximately $61 million and $66 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2023 and 2022, adjusted operating income, as reported in U.S. dollars, would have decreased approximately $14 million in each year. Our Polish operations are currently not a significant portion of our overall operations and any changes in the dollar exchange rate would not represent a material impact to our reported financial results in U.S. dollars.

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

•Risk-aware culture and governance
•Risk appetite
•Risk identification and prioritization
•Risk and capital modeling
•Risk management activities
•Risk reporting

Our ERM framework is the ongoing system of people, processes, and tools across our Company under which we intend to function consistently and collectively to identify and assess risks and opportunities, to manage all material risks within our risk appetite, and to contribute to strategic decision making. With the goal of maximizing shareholder value, the primary objectives of our ERM framework are to support Unum Group in meeting its operational and financial objectives, maintaining liquidity, optimizing capital, protecting franchise value, and operational resilience.

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

Our employees have an obligation to report issues that they believe will have a material financial, operational, reputational, or regulatory impact to the Company. We offer several channels for employees to report their issues or concerns and encourage employees to use the channel that is most appropriate for their situation. We recommend that an employee initially discuss their concerns with their manager; however, if that channel is not appropriate an employee may use any of the other reporting channels available. By employing various approaches, we have established a culture that supports candid discussion and reporting of risks, and empowers our employees to take ownership for risk management.

Our culture is reinforced by our system of risk governance. We employ a multi-layered risk control system as depicted below:

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

Business units are primarily responsible for managing their principal risks. Our risk committees and other governing bodies serve as risk control functions responsible for providing risk oversight, or the second line of risk control. Our internal audit team provides periodic independent reviews and assurance activities serving as our third line of risk control.

In addition, our board has an active role, as a whole and through its committees, in overseeing management of our risks. The board is responsible for the oversight of strategic risk and regularly reviews information regarding our capital, liquidity, and operations, as well as the risks associated with each. The risk and finance committee of the board is responsible for oversight of our risk management process, including financial risk, operational risk, and any other risk not specifically assigned to another board committee. It also is responsible for oversight of risks associated with investments, capital and financing plans and activities, and related financial matters, including matters pertaining to our Closed Block segment. The risk and finance committee also oversees risks arising under our information security and business resiliency programs, including cybersecurity, disaster recovery, and business continuity risks, although other committees oversee cyber-related operational risks as necessary to carry out their responsibilities. The audit committee of the board is responsible for oversight of risks relating to financial reporting risk and certain operational risks. The human capital committee of the board is responsible for oversight of risks relating to human capital management, including our compensation plans and programs. The regulatory compliance committee of the board is responsible for oversight of risks related to regulatory, compliance, policy, and legal matters, both current and emerging, and whether of a local, state, federal, or international nature. While each of these committees is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks in addition to the risk information it receives directly.

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

Risk Appetite

Our risk appetite, as set forth in a risk appetite statement, reflects acceptable boundaries for the risks we are willing to assume and the acceptable boundaries for uncertainty in achieving our strategic objectives. The risk appetite statement defines our approach to risk taking and guides decision making as to the amount and types of risks we assume in fulfilling our purpose and advancing our strategy.

We regularly use assessment techniques that are suitable for the specific nature of the risk being assessed. The discussion is at the enterprise level and often qualitative and principles based. Quantitative specifications are made where possible, generally regarding aggregate capital metrics. Business segments align with the risk appetite through process, policies, and operating procedures and through monitoring of operational metrics. Appropriate, specific quantitative boundaries are used to establish and measure against risk appetite articulated in the statement.

Key measures of our risk profile are monitored against risk tolerances and limits on a quarterly basis and are communicated to their respective governing body. For risks falling outside of our risk tolerance and limits, the respective governing body assesses the appropriate risk response, including implementation of remediation plans or corrective actions. Collectively, management is responsible for monitoring its adherence to the risk appetite statement throughout its operations and in accordance with the ERM framework.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Unum Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unum Group and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.

Adoption of ASU No. 2018-12

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for long-duration contracts in each of the three years in the period ended December 31, 2023 due to the adoption of ASU No. 2018-12, Financial Services - Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts.

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

Long-Term Care Liability for Future Policy Benefits
Description of the Matter
The Company's liability for individual and group long-term care future policy benefits is $16.6 billion of the $40.0 billion of Future Policy Benefits on the consolidated balance sheet as of December 31, 2023.

The liability for future policy benefits related to long-term care insurance contracts is based on estimates of how much the Company will need to pay for future benefits and the amount of premiums to be collected from policyholders for these policy features. As described in Note 1 and Note 6 to the consolidated financial statements, there is significant uncertainty in estimating this liability given the extended period over which claims are paid and sensitivity of the estimate to assumptions, including morbidity, mortality, claims incidence and resolutions, active policy lapses, and future premium rate increases.

Auditing the long-term care liability for future policy benefits was complex due to the highly judgmental nature of the significant assumptions, including morbidity, mortality, claims incidence and resolutions, active policy lapses, and future premium rate increases, used in the measurement process. The significant judgment and the sensitivity of the estimate to these assumptions can have a material effect on the valuation of the liability.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over the long-term care liability for future benefits process, including controls over the review and approval of assumptions which incorporate the Company’s most recent experience.

To test the long-term care liability for future policy benefits we performed audit procedures, with the assistance of our actuarial specialists, that included, among others, an evaluation of the methodologies applied by management’s actuarial specialists with those methods used in prior periods. We evaluated the significant assumptions used by management in determining the liability for future policy benefits by comparing the significant assumptions, including expected morbidity, mortality, claims incidence and resolutions, active policy lapses, and future premium rate increases to historical assumptions, prior actual experience, policyholder experience studies performed by management, available industry information, observable market data, or management’s estimates of prospective changes in these assumptions. In addition, we performed a review of the historical results of the development of the estimate, assessed management’s annual reserve assumption study, and performed an independent recalculation of the liability for future policy benefits for a sample of contracts which we compared to the actuarial model used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Chattanooga, Tennessee
February 20, 2024

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2023	2022
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $38,410.6; $37,825.2; allowance for credit losses of $2.2; $—)	$36,833.9	$34,840.8
Mortgage Loans (net of allowance for credit losses of $10.2; $9.3)	2,318.2	2,435.4
Policy Loans	3,620.2	3,601.2
Other Long-term Investments	1,579.4	1,440.1
Short-term Investments	1,610.7	1,394.8
Total Investments	45,962.4	43,712.3

Other Assets
Cash and Bank Deposits	146.0	119.2
Accounts and Premiums Receivable (net of allowance for credit losses of $29.5; $32.5)	1,543.7	1,482.1
Reinsurance Recoverable (net of allowance for credit losses of $1.7; $1.7)	9,108.4	9,608.0
Accrued Investment Income	633.9	615.0
Deferred Acquisition Costs	2,714.5	2,560.0
Goodwill	349.9	347.6
Property and Equipment	485.3	451.7
Deferred Income Tax	649.4	586.0
Other Assets	1,661.7	1,666.6

Total Assets	$63,255.2	$61,148.5

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2023	2022
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$40,009.4	$38,577.1
Policyholders' Account Balances	5,667.7	5,740.2
Unearned Premiums	380.2	365.5
Other Policyholders’ Funds	1,615.7	1,750.4
Income Tax Payable	190.0	190.9
Deferred Income Tax	27.0	25.2
Short-term Debt	—	2.0
Long-term Debt	3,430.4	3,427.8
Other Liabilities	2,283.4	2,334.4

Total Liabilities	53,603.8	52,413.5

Commitments and Contingent Liabilities - Note 16

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 194,588,625 and 308,306,490 shares	19.4	30.8
Additional Paid-in Capital	1,547.8	2,441.0
Accumulated Other Comprehensive Loss	(3,308.0)	(3,448.3)
Retained Earnings	11,431.5	13,141.3
Treasury Stock - at cost: 1,216,528 and 110,551,977 shares	(39.3)	(3,429.8)

Total Stockholders' Equity	9,651.4	8,735.0

Total Liabilities and Stockholders' Equity	$63,255.2	$61,148.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars, except share data)
		As Adjusted
Revenue
Premium Income	$10,046.0	$9,616.5	$9,475.0
Net Investment Income	2,096.7	2,122.2	2,213.2
Net Investment Gain (Loss)	(36.0)	(15.7)	76.7
Other Income	279.2	261.1	242.9
Total Revenue	12,385.9	11,984.1	12,007.8

Benefits and Expenses
Policy Benefits	7,311.9	7,542.1	8,113.3
Policy Benefits - Remeasurement Gain	(54.8)	(547.5)	(559.9)
Commissions	1,170.1	1,086.4	1,038.1
Interest and Debt Expense	194.8	188.5	185.0
Cost Related to Early Retirement of Debt	—	4.2	67.3
Deferral of Acquisition Costs	(632.2)	(556.9)	(523.2)
Amortization of Deferred Acquisition Costs	481.4	421.1	452.1
Compensation Expense	1,162.6	1,089.5	975.2
Other Expenses	1,112.0	1,006.7	999.3
Total Benefits and Expenses	10,745.8	10,234.1	10,747.2

Income Before Income Tax	1,640.1	1,750.0	1,260.6

Income Tax Expense (Benefit)
Current	452.0	473.5	212.8
Deferred	(95.7)	(130.7)	66.8
Total Income Tax Expense	356.3	342.8	279.6

Net Income	$1,283.8	$1,407.2	$981.0

Net Income Per Common Share
Basic	$6.53	$7.01	$4.80
Assuming Dilution	$6.50	$6.96	$4.79

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
		As Adjusted
Net Income	$1,283.8	$1,407.2	$981.0

Other Comprehensive Income
Change in Net Unrealized Gain (Loss) on Securities (net of tax expense (benefit) of $300.6; $(1,890.8); $(346.9))	1,109.3	(7,042.8)	(1,301.4)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense (benefit) of $(256.5); $2,385.1; $622.8)	(962.3)	8,884.6	2,361.8
Change in Net Loss on Hedges (net of tax benefit of $17.0; $19.2; $9.8)	(64.1)	(71.4)	(36.0)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $0.9; $(0.1); $4.2)	69.0	(116.0)	(12.8)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(2.7); $18.9; $42.1)	(11.6)	61.9	134.0
Total Other Comprehensive Income	140.3	1,716.3	1,145.6

Comprehensive Income	$1,424.1	$3,123.5	$2,126.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
		As Adjusted
Common Stock
Balance at Beginning of Year	$30.8	$30.7	$30.7
Common Stock Activity	0.1	0.1	—
Retirement of Treasury Stock	(11.5)	—	—
Balance at End of Year	19.4	30.8	30.7

Additional Paid-in Capital
Balance at Beginning of Year	2,441.0	2,408.1	2,376.2
Common Stock Activity	21.3	32.9	31.9
Retirement of Treasury Stock	(914.5)	—	—
Balance at End of Year	1,547.8	2,441.0	2,408.1

Accumulated Other Comprehensive Loss
Balance at Beginning of Year, as Adjusted	(3,448.3)	(5,164.6)	(6,310.2)
Other Comprehensive Income	140.3	1,716.3	1,145.6
Balance at End of Year	(3,308.0)	(3,448.3)	(5,164.6)

Retained Earnings
Balance at Beginning of Year, as Adjusted	13,141.3	11,989.4	11,249.0
Net Income	1,283.8	1,407.2	981.0
Dividends to Stockholders (per common share: $1.39; $1.26; $1.17)	(277.1)	(255.3)	(240.6)
Retirement of Treasury Stock	(2,716.5)	—	—
Balance at End of Year	11,431.5	13,141.3	11,989.4

Treasury Stock
Balance at Beginning of Year	(3,429.8)	(3,229.7)	(3,179.7)
Repurchases of Common Stock	(252.0)	(200.1)	(50.0)
Retirement of Treasury Stock	3,642.5	—	—
Balance at End of Year	(39.3)	(3,429.8)	(3,229.7)

Total Stockholders' Equity at End of Year	$9,651.4	$8,735.0	$6,033.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$1,283.8	$1,407.2	$981.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	602.7	590.6	676.1
Change in Deferred Acquisition Costs	(150.8)	(135.8)	(71.1)
Change in Insurance Liabilities	(313.2)	(244.7)	37.7
Change in Income Taxes	(84.3)	(31.3)	335.3
Change in Other Accrued Liabilities	(74.8)	(113.9)	11.3
Non-cash Components of Net Investment Income	(240.3)	(247.0)	(254.7)
Net Investment (Gain) Loss	36.0	15.7	(76.7)
Depreciation	108.8	110.5	119.8
Cash Related to Reinsurance Transaction	—	—	(456.8)
Amortization of the Cost of Reinsurance	44.1	50.3	69.8
Other, Net	(9.2)	17.1	15.8
Net Cash Provided by Operating Activities	1,202.8	1,418.7	1,387.5

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	1,062.7	559.5	442.5
Proceeds from Maturities of Fixed Maturity Securities	1,578.1	1,532.5	2,611.4
Proceeds from Sales and Maturities of Other Investments	360.0	445.9	403.1
Purchase of Fixed Maturity Securities	(2,991.4)	(2,835.3)	(4,106.3)
Purchase of Other Investments	(361.2)	(482.9)	(606.8)
Net Sales (Purchases) of Short-term Investments	(141.0)	(22.6)	76.5
Net Decrease in Payables for Collateral on Investments	(98.3)	(50.8)	(50.7)
Net Purchases of Property and Equipment	(134.8)	(102.2)	(110.3)
Net Cash Used by Investing Activities	(725.9)	(955.9)	(1,340.6)

Cash Flows from Financing Activities
Short-term Debt Repayment	(2.0)	—	—
Issuance of Long-term Debt	—	349.2	588.1
Long-term Debt Repayment	—	(364.0)	(500.0)
Cost Related to Early Retirement of Debt	—	(3.6)	(62.8)
Issuance of Common Stock	5.2	4.0	3.4
Repurchase of Common Stock	(250.1)	(200.1)	(50.0)
Dividends Paid to Stockholders	(277.1)	(254.2)	(239.4)
Proceeds from Policyholders' Account Deposits	143.4	119.8	128.1
Payments for Policyholders' Account Withdrawals	(87.0)	(72.0)	(80.7)
Cash Received Related to Active Life Volatility Cover Agreement	18.6	5.2	40.4
Other, Net	(1.1)	(2.9)	4.0
Net Cash Used by Financing Activities	(450.1)	(418.6)	(168.9)

Net Increase (Decrease) in Cash and Bank Deposits	26.8	44.2	(122.0)

Cash and Bank Deposits at Beginning of Year	119.2	75.0	197.0

Cash and Bank Deposits at End of Year	$146.0	$119.2	$75.0
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Such accounting principles differ from statutory accounting principles (see Note 18). Intercompany transactions have been eliminated.

Description of Business: We are a leading provider of financial protection benefits in the United States, the United Kingdom, and Poland. Our products include disability, life, accident, critical illness, dental and vision, and other solutions based services. We market our products primarily through the workplace.

We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other reporting segments are Closed Block and Corporate. See Note 15 for further discussion of our operating segments.

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

Fixed Maturity Securities: Fixed maturity securities include long-term bonds and redeemable preferred stocks. Our fixed maturity securities are classified as available-for-sale and reported at fair value. Changes in the fair value of available-for-sale fixed maturity securities, except for amounts related to impairment and credit losses recognized in earnings, are reported as a component of other comprehensive income, net of income tax. Realized investment gains or losses are based upon specific identification of the investments sold.

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

We evaluate each of our mortgage loans individually for impairment and assign an internal credit quality rating based on a comprehensive rating system used to evaluate the credit risk of the loan. Although all available and applicable factors are considered in our analysis, loan-to-value and debt service coverage ratios are the most critical factors in determining impairment. We estimate an allowance for credit losses that we expect to incur over the life of our mortgage loans using a probability of default method. For each loan, we estimate the probability that the loan will default before its maturity (probability of default) and the amount of the loss if the loan defaults (loss given default). These two factors result in an expected loss percentage that is applied to the amortized cost of each loan to determine the expected credit loss. As we are typically the original underwriter of the mortgage loans, the amortized cost generally equals the principal amount of the loan. We measure losses on defaults of our mortgage loans as the excess amortized cost of the mortgage loan over the fair value of the underlying collateral in the event that we foreclose on the loan or over the expected future cash flows of the loan if we retain the mortgage loan until payoff. We do not purchase mortgage loans with existing credit impairments.

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

Policy Loans: Policy loans are presented at the unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $3,322.5 million and $3,312.5 million of policy loans ceded to reinsurers at December 31, 2023 and 2022, respectively.

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

Cash flows related to derivative contracts are included in the consolidated statements of cash flows, coinciding with the timing of the hedged item. Cash inflows are included as a component of proceeds from sales and maturities of other investments. Cash outflows are included as a component of purchases of other investments.

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

The allowance on our premiums receivable is primarily determined using an aging analysis as well as historical lapse and delinquency rates by line of business, adjusted for key factors that may impact our future expectation of premium receipts such as changes in customer demographics, business practices, economic conditions, and product offerings. We write off premiums receivable amounts when determined to be uncollectible, which is based on various factors, including the aging of premiums receivable past the due date and specific communication with customers. At December 31, 2023 and 2022, the allowance for expected credit losses on premium receivables was $29.5 million and $32.5 million, respectively, on gross premium receivables of $612.4 million and $557.6 million, respectively. The allowance decreased $3.0 million and $1.7 million during the years ended December 31, 2023, and 2022, respectively. The decreases were driven primarily by improvements in the age of premiums receivable.

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

For certain products, policyholders can elect to modify product benefits, features, rights, or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacement transactions, principally on group contracts. Internal replacement transactions wherein the modification does not substantially change the policy are accounted for as continuations of the replaced contracts. The original policy continues to be reflected as an in force policy within its original cohort. The policy's expected life then impacts the amortization of remaining unamortized deferred acquisition costs within its cohort. The costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred. Internal replacement transactions that result in a policy that is substantially changed are accounted for as an extinguishment of the original policy and the issuance of a new policy. The original policy that was replaced is terminated from its original cohort and this termination is reflected in the amortization rate of remaining unamortized deferred acquisition costs for the cohort. The costs of acquiring the new policy are capitalized and amortized as part of a new cohort. See note 8.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $1,422.8 million and $1,328.7 million as of December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits from surrender charges, mortality margins, investment returns, and expense margins for interest sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $63.9 million and $62.9 million at December 31, 2023 and 2022, respectively. The accumulated amortization for value of business acquired was $161.8 million and $150.3 million as of December 31, 2023 and 2022, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $5.2 million, $4.9 million, and $5.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. We periodically review the carrying amount of value of business acquired and it is subject to recoverability testing on an annual basis, or more frequently, if appropriate.

Future Policy Benefits: Liabilities for future policy benefits represent the cost of claims that we estimate we will eventually pay to our policyholders which includes policy liabilities for claims not yet incurred and for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Liabilities for future policy benefits also include the related expenses for our non interest-sensitive life and accident and health products. The liability for future policy benefits is calculated based on the present value of the estimated future policy benefits less the present value of estimated future net premiums collected. Net premiums represent the portion of the gross premium required to provide for all benefits and expenses, excluding acquisition costs or any costs that are required to be charged to expense as incurred. In calculating the liability for future policy benefits, our long-duration contracts are grouped into cohorts by product type and contract issue year.

The calculation of the liability for future policy benefits involves numerous assumptions including assumptions related to discount rate, lapses, mortality, and morbidity. The discount rate assumptions were initially set based on the expected investment yield of the assets supporting the reserves at the transition date of accounting standards update (ASU) 2018-12, which was January 1, 2021, for policies originally issued on or before the transition date. The discount rate assumptions for new cohorts established after the transition date, are initially set based on the policy issuance date or policy renewal date, and are based on an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities. As cohorts are grouped by product type and issue year, a weighted average discount rate is utilized as policies are issued or renewed throughout the year. We utilize a reference portfolio of fixed-income instruments that have been A-rated by one of the major credit rating agencies. For products with liability cash flows that exceed the duration of observable single-A fixed income instruments, we use the last market observable yield and use extrapolation approaches to determine yield assumptions for durations beyond the last market observable duration. For the discount rate assumptions for products in our Unum International segment, we utilize observable market data in the local debt markets in the UK and Poland.

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

For our group products in the Unum US and Unum International segments, we evaluate the liability for future policy benefits required for active policies in comparison to incurred claims. Given the term nature of the products, their renewal features, and level funding nature of the premium for these products, we have determined that the liability value is generally zero for policies that are not on claim. For these products, our liability for future policy benefit values are limited to the liability associated with claims incurred as of the valuation date.

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

Certain products in the Colonial Life segment and the Unum US voluntary benefits product line have shorter-term benefits, which generally have less estimation variability than our longer-term products because of the shorter claim payout period. Our liabilities for future policy benefits for these lines of business are predominantly determined using the incurred loss development method based on our own experience. The incurred loss development method uses the historical patterns of payments by loss date to predict future claim payments for each loss date. Where the incurred loss development method may not be appropriate, we estimate the incurred claims using an expected claim cost per policy or other measure of exposure. See note 6.

Policyholders' Account Balances: Policyholders' account balances primarily include our universal life and corporate-owned life insurance products. Policyholders' account balances reflect customer deposits and interest credited less cost of insurance, administration expenses, surrender charges, and customer withdrawals. Our unearned revenue reserve, claim reserves and certain other reserves related to our universal life products and corporate-owned life insurance products are also reported as a component of policyholders’ account balances. Policyholders' account balances require loss recognition testing. We perform loss recognition tests on these reserves annually, or more frequently if appropriate, using best estimate assumptions as of the date of the test, without a provision for adverse deviation. We group the policy reserves for each major product line within a reporting segment when we perform the loss recognition tests. If the excess of the present value of projected future benefits and claim settlement expenses over the present value of projected future gross premiums is greater than the existing policy reserves less any unearned revenue reserve or value of business acquired, the existing policy reserves would be increased to immediately recognize the insufficiency. This becomes the new basis for reserves going forward, subject to future loss recognition testing. Anticipated investment income, based on our anticipated portfolio yield rates after consideration for defaults and investment expenses, is considered when performing loss recognition testing for long-duration contracts. See note 7.

Other Policyholders' Funds: Other policyholders' funds represent customer deposits plus interest credited at contract rates. We control interest rate risk by investing in quality assets which have an aggregate duration that closely matches the expected duration of the liabilities.

Income Tax: Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes have been measured using enacted statutory income tax rates and laws that are currently in effect. We record adjustments to our deferred taxes resulting from tax rate changes through income as of the date of enactment. We record deferred tax assets for tax positions taken in the U.S. and other tax jurisdictions based on our assessment of whether a position is more likely than not to be sustained upon examination based solely on its technical merits.  A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. We record tax expense related to Global Intangible Low-Taxed Income in the period in which it is incurred. We follow an aggregate portfolio approach to release disproportionate tax effects from accumulated other comprehensive income upon disposal of an entire business segment's portfolio. See Note 9.

Short-term and Long-term Debt: Debt is generally carried at the unpaid principal balance, net of unamortized discount or premium and deferred debt issuance costs. Short-term debt consists of debt due within the next twelve months, including that portion of debt otherwise classified as long-term. The amortization of the original issue discount or premium as well as deferred debt issuance costs are recognized as a component of interest expense over the period the debt is expected to be outstanding. See Note 10.

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

Operating lease cost is calculated on a straight-line basis over the lease term and is included in other expenses in our consolidated statements of income. We amortize the ROU asset over the lease term on a pattern determined by the difference between the straight-line lease liability expense and the accretion of the imputed interest calculated on the lease liability. See Note 17.

Treasury Stock and Retirement of Common Stock: Treasury stock is reflected as a reduction of stockholders' equity at cost. When shares are retired, the par value is removed from common stock, and the excess of the repurchase price over par is allocated between additional paid-in capital and retained earnings. See Note 12.

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

Fees from our solutions business, which include leave management services and administrative-services only (ASO) business are reported as other income when services are rendered.

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

Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income, policy benefits, and policy benefits - remeasurement gain or loss are presented in our consolidated statements of income net of reinsurance ceded. Ceded liabilities for future policy benefits, policyholders' account balances and unearned premiums are reported on a gross basis in our consolidated balance sheets, as are ceded policy loans. Our reinsurance recoverable includes the balances due from reinsurers under the terms of the reinsurance agreements for these ceded balances as well as settlement amounts currently due.

For ceded reinsurance transactions occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we are required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date. However, the direct reserves for the reinsured block are calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in other comprehensive income(loss). While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Where applicable, gains or costs recognized on reinsurance transactions are generally deferred and amortized into earnings based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits for interest sensitive insurance policies. Gains or costs recognized on reinsurance transactions for non-interest sensitive products for which we no longer receive premiums are generally deferred and amortized into earnings based upon expected claim reserve patterns. The cost of reinsurance included in other assets in our consolidated balance sheets at December 31, 2023 and 2022 was $549.4 million and $593.5 million. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2023 and 2022 was $8.8 million and $3.1 million, respectively.

Under ceded reinsurance agreements wherein we are not relieved of our legal liability to our policyholders, if the assuming reinsurer is unable to meet its obligations, we remain contingently liable. We evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. We may also require assets in trust, letters of credit, or other acceptable collateral to support our reinsurance recoverable balances. We estimate an allowance for expected credit losses for our reinsurance recoverable balance using a probability of default approach which incorporates key inputs and assumptions regarding market factors, counterparty credit ratings, and collateral received. When calculating our allowance, we apply these market factors to the net amount of our credit exposure, which considers collateral arrangements such as letters of credit and trust accounts. We evaluate the factors used to determine our allowance on a quarterly basis to consider material changes in our assumptions and make adjustments accordingly. The allowance for expected credit losses on reinsurance recoverables was $1.7 million at both December 31, 2023 and 2022. In 2022, the allowance decreased $0.6 million primarily due to changes in the composition of the related receivable. See Note 14.

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2023, 2022, and 2021, premium tax expense was $183.5 million, $169.3 million, and $166.0 million, respectively.

Stock-Based Compensation: Restricted stock units and stock success units are valued based on the fair value of common stock at the grant date. The fair value of performance units and cash incentive units is based on the Monte-Carlo valuation model. We evaluate whether there are any events which would require an adjustment to the price of common stock at the grant date. No adjustments have been made to any grant date prices for any awards as of December 31, 2023 or 2022. Stock-based awards are expensed over the requisite service period, or for performance units over the requisite service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied, with an offsetting increase to additional paid-in capital in stockholders' equity. The expense for certain of our awards is subject to accelerated recognition over the implicit service period for employees who have met the criteria for retirement eligibility. Forfeitures of stock-based awards are recognized as they occur. See Note 13.

Earnings Per Share: We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares outstanding for the period plus the shares representing the dilutive effect of stock-based awards. In computing earnings per share assuming dilution, only potential common shares resulting from stock-based awards that are dilutive (those that reduce earnings per share) are included. We use the treasury stock method to account for the effect of nonvested stock awards on the computation of earnings per share assuming dilution. See Note 12.

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $244.4 million and $250.2 million at December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2023:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

	Unum US Segment
	Group Disability	Group Life and AD&D	Individual Disability	Voluntary Disability	Dental and Vision	Total
	(in millions of dollars)
Balance at December 31, 2020	$7,409.0	$1,123.9	$2,485.3	$1,154.9	$11.5	$12,184.6
Removal of Shadow Adjustments	(1,025.2)	(88.5)	(446.1)	(9.9)	—	(1,569.7)
Effect of Change in Discount Rate Assumptions	911.9	91.9	728.5	519.5	—	2,251.8
Other	—	—	—	(5.3)	—	(5.3)
Balance at January 1, 2021	7,295.7	1,127.3	2,767.7	1,659.2	11.5	12,861.4
Reinsurance Recoverable	58.3	3.0	260.6	35.7	0.1	357.7
Balance, Net of Reinsurance, at January 1, 2021	$7,237.4	$1,124.3	$2,507.1	$1,623.5	$11.4	$12,503.7

	Closed Block Segment
	Long-term Care	All Other	Total
	(in millions of dollars)
Balance at December 31, 2020	$16,283.4	$12,289.4	$28,572.8
Removal of Shadow Adjustments	(3,465.4)	(600.2)	(4,065.6)
Effect of Change in Discount Rate Assumptions	9,922.9	2,561.9	12,484.8
Balance at January 1, 2021	22,740.9	14,251.1	36,992.0
Reinsurance Recoverable	44.4	9,957.0	10,001.4
Balance, Net of Reinsurance, at January 1, 2021	$22,696.5	$4,294.1	$26,990.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Impact of the Adoption of ASU 2018-12 on Historical Financial Statements:

The following tables present the effect of the adoption of ASU 2018-12 on our historical consolidated financial statements:

	December 31, 2022
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars)
Consolidated Balance Sheets

Assets
Reinsurance Recoverable	$10,218.6	$9,608.0	$(610.6)
Deferred Acquisition Costs	2,252.3	2,560.0	307.7
Deferred Income Tax	449.8	586.0	136.2
Other Assets[1]	1,786.3	1,666.6	(119.7)
Total Assets	61,434.9	61,148.5	(286.4)

Liabilities
Policy and Contract Benefits[2]	$1,839.8	$—	$(1,839.8)
Reserves for Future Policy and Contract Benefits[2]	42,330.2	—	(42,330.2)
Future Policy Benefits[2]	—	38,577.1	38,577.1
Policyholders' Account Balances[2]	—	5,740.2	5,740.2
Unearned Premiums	352.7	365.5	12.8
Deferred Income Tax	9.2	25.2	16.0
Total Liabilities	52,237.4	52,413.5	176.1

Stockholders' Equity
Accumulated Other Comprehensive Loss	$(2,756.6)	$(3,448.3)	$(691.7)
Retained Earnings	12,912.1	13,141.3	229.2
Total Stockholders' Equity	9,197.5	8,735.0	(462.5)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

	Twelve Months Ended December 31, 2022
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars, except share data and where noted)
Consolidated Statements of Income
Premium Income	$9,623.4	$9,616.5	$(6.9)
Policy Benefits[1]	6,936.7	7,542.1	605.4
Policy Benefits - Remeasurement Gain	—	(547.5)	(547.5)
Amortization of Deferred Acquisition Costs	591.0	421.1	(169.9)
Other Expenses	1,020.2	1,006.7	(13.5)
Income Tax - Deferred	(156.3)	(130.7)	25.6
Net Income	1,314.2	1,407.2	93.0

Net Income Per Common Share
Basic	$6.55	$7.01	$0.46
Assuming Dilution	$6.50	$6.96	$0.46

Consolidated Statements of Comprehensive Income (Loss)
Net Income	$1,314.2	$1,407.2	$93.0
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	4,056.9	—	(4,056.9)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance	—	8,884.6	8,884.6
Change in Foreign Currency Translation Adjustment	(115.2)	(116.0)	(0.8)
Comprehensive Income (Loss)	(1,796.5)	3,123.5	4,920.0

Consolidated Statements of Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	$354.1	$(5,164.6)	$(5,518.7)
Other Comprehensive Income (Loss)	(3,110.7)	1,716.3	4,827.0

Retained Earnings
Balance at Beginning of Year	11,853.2	11,989.4	136.2
Net Income	1,314.2	1,407.2	93.0

Consolidated Statements of Cash Flows
Cash Flows from Operating Activities
Net Income	$1,314.2	$1,407.2	$93.0
Change in Receivables	566.0	590.6	24.6
Change in Deferred Acquisition Costs	34.1	(135.8)	(169.9)
Change in Insurance Liabilities	(282.0)	(244.7)	37.3
Change in Income Taxes	(58.8)	(31.3)	27.5
Amortization of the Cost of Reinsurance	63.8	50.3	(13.5)
Other, Net	16.1	17.1	1.0

[1] Previously disclosed as Benefits and Change in Reserves for Future Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

	Twelve Months Ended December 31, 2021
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars, except share data and where noted)
Consolidated Statements of Income
Premium Income	$9,481.0	$9,475.0	$(6.0)
Policy Benefits[1]	7,598.6	8,113.3	514.7
Policy Benefits - Remeasurement Gain	—	(559.9)	(559.9)
Deferral of Acquisition Costs	(508.1)	(523.2)	(15.1)
Amortization of Deferred Acquisition Costs	586.1	452.1	(134.0)
Other Expenses	1,008.6	999.3	(9.3)
Income Tax - Deferred	26.0	66.8	40.8
Net Income	824.2	981.0	156.8

Net Income Per Common Share
Basic	$4.04	$4.80	$0.76
Assuming Dilution	$4.02	$4.79	$0.77

Consolidated Statements of Comprehensive Income (Loss)
Net Income	$824.2	$981.0	$156.8
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	1,195.9	—	(1,195.9)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance	—	2,361.8	2,361.8
Change in Foreign Currency Translation Adjustment	(12.6)	(12.8)	(0.2)
Comprehensive Income (Loss)	804.1	2,126.6	1,322.5

Consolidated Statements of Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	$374.2	$(6,310.2)	$(6,684.4)
Other Comprehensive Income (Loss)	(20.1)	1,145.6	1,165.7

Retained Earnings
Balance at Beginning of Year	11,269.6	11,249.0	(20.6)
Net Income	824.2	981.0	156.8

Consolidated Statements of Cash Flows
Cash Flows from Operating Activities
Net Income	$824.2	$981.0	$156.8
Change in Receivables	678.0	676.1	(1.9)
Change in Deferred Acquisition Costs	78.0	(71.1)	(149.1)
Change in Insurance Liabilities	74.2	37.7	(36.5)
Change in Income Taxes	295.3	335.3	40.0
Amortization of the Cost of Reinsurance	79.1	69.8	(9.3)

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

The net favorable impact of the adoption of ASU 2018-12 to net income for the years ended December 31, 2021 and December 31, 2022 shown in the preceding charts is due primarily to the following changes:

• Updating the lifetime cohort net premium ratios, or lifetime loss ratio, for actual experience each reporting period will generally cause earnings patterns to be more consistent from period to period, with variances in experience reflected in earnings over the cohort lifetime. This resulted in an unfavorable impact to income for 2021 and 2022.

• Alignment of amortization of deferred acquisition costs to a constant level basis and modification of amortization periods to reflect the expected term of the related contracts could result in either higher or lower income for the affected product lines. This resulted in a net favorable impact to income for 2021 and 2022.

• Accelerated recognition of the provision for adverse deviation or other differences from current best estimate values for policies issued prior to the transition date and due to not establishing the provision for policies issued on or after the transition date will generally result in higher income most notably in the initial years after the transition date. This resulted in a favorable impact to income for 2021 and 2022.

• Establishing reserves for claims incurred on or after the transition date at interest rates prescribed by the update could result in either higher or lower income for the affected product lines depending on the policy issue date and the interest rate environment at that time. This resulted in an unfavorable impact to income for 2021 and a favorable impact to income for 2022.

•Updating cash flow assumptions could result in either higher or lower income. This resulted in a favorable impact to income for 2021 and 2022.

• Accounting for non-contemporaneous reinsurance related to the second phase of our Closed Block individual disability reinsurance transaction which was completed in the first quarter of 2021. This resulted in an increase in policy benefits resulting from the realization of previously unrealized investment gains and losses previously recorded in AOCI that was removed as of the transition date which had a favorable impact on income for 2021. As a result of the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The differential in the original discount rate applied to the direct and ceded cohorts of business resulted in an unfavorable impact to income for 2021 and 2022, partially offset by a decrease in the amortization of the cost of reinsurance as a result of a lower cost of reinsurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2022:

ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

The amendments in this update simplified the accounting for convertible instruments by removing certain separation models in the guidance related to convertible instruments and expanded related disclosure requirements. The amendments also revised the requirements for a contract or embedded derivative that is potentially settled in an entity's own stock to be classified as equity and also amended certain guidance related to the computations of earnings per share for convertible instruments and contracts in an entity's own stock. This guidance was applied in the period of adoption as of January, 1 2022. The adoption of this update did not have an effect on our financial position or results of operations, and did not expand our disclosures.

Accounting Updates Adopted in 2021:

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

The amendments in this update simplified the accounting for income taxes by removing certain exceptions in the guidance related to losses in continuing operations when there is income in other items, foreign subsidiaries becoming equity method investments and vice versa, and year-to-date interim period losses exceeding anticipated loss for the year. The amendments also simplified the accounting for income taxes related to franchise taxes partially based on income, step up in the tax basis of goodwill, allocation of tax expense to entities not subject to tax, enacted changes in tax law or rates in interim periods, and employee stock ownership programs and investments in qualified affordable housing projects accounted for using the equity method. This guidance was applied in the period of adoption as of January, 1 2021. The adoption of this update did not have a material effect on our financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The amendments in this update enhance disclosures of significant expenses for reportable segments. Specifically, the update adds a requirement to disclose significant expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and are included in each reported measure of segment profit or loss. This update will require the disclosure of the title and position of the CODM as well as an explanation of how they use the reported measure(s) to assess segment performance and make decisions about allocating resources. The update also requires the disclosure of the amount and composition of other segment items, which is the difference between reported segment revenues less the significant segment expenses. The amendments in this update allow for the disclosure of more than one measure of segment profit or loss, provided that at least one of the reported measures includes the segment profit or loss measure that is most consistent with GAAP measurement principles.

We will adopt this update effective for the annual period beginning January 1, 2024 and the interim period beginning January 1, 2025 using a retrospective approach. The adoption of this update will expand our disclosures but will not have an impact on our financial position or results of operations.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The amendments in this update require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. Specifically, the guidance requires additional information that meet a quantitative threshold in specified categories with respect to the reconciliation of the effective tax rate to the statutory tax rate for federal, state, and foreign income taxes. The specified categories are the following: state and local income taxes, foreign tax effects, effect of cross-border tax laws, enactment of new tax laws, nontaxable or nondeductible items, tax credits, changes in valuation allowances, and changes in unrecognized tax benefits. The quantitative threshold for each category is five percent of the amount computed by multiplying income (or loss) from continuing operations before income taxes by the statutory federal income tax rate. In addition, the amendments require additional information pertaining to income taxes paid, net of refunds, to be disaggregated by federal, state and foreign jurisdictions, and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold of five percent of total income taxes paid. The amendments also require disclosures of income (or loss) before income tax expense (or benefit) as domestic or foreign for each annual reporting period.

The amendments eliminate the historic requirement to disclose information regarding unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the twelve months following the reporting date, as well as the requirement to disclose the cumulative temporary differences when a deferred tax liability is not recognized due to certain exceptions under ASC 740.

The adoption of these amendments is permitted on a prospective basis or a retrospective basis. We will adopt this update effective for the annual period beginning January 1, 2025, and the interim period beginning January 1, 2026. The adoption of this update will modify our disclosures but will not have an impact on our financial position or results of operations.

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
Non-binding broker quotes

The management of our investment portfolio includes establishing pricing policy and reviewing the reasonableness of sources and inputs used in developing pricing. We review all prices that vary between multiple pricing vendors by a threshold that is outside a normal market range for the asset type.  In the event we receive a vendor's market price that does not appear reasonable based on our market analysis, we may challenge the price and request further information about the assumptions and methodologies used by the vendor to price the security. We may change the selected price based on a better data source such as an actual trade. We also review all prices that did not change from the prior month to ensure that these prices are within our expectations. The overall valuation process for determining fair values may include adjustments to valuations obtained from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
our pricing sources when they do not represent a valid exit price. These adjustments may be made when, in our judgment and considering our knowledge of the financial conditions and industry in which the issuer operates, certain features of the financial instrument require that an adjustment be made to the value originally obtained from our pricing sources. These features may include the complexity of the financial instrument, the market in which the financial instrument is traded, counterparty credit risk, credit structure, concentration, or liquidity. Additionally, an adjustment to the price derived from a model typically reflects our judgment of the inputs that other participants in the market for the financial instrument being measured at fair value would consider in pricing that same financial instrument. In the event an asset is sold, we test the validity of the fair value determined by our valuation techniques by comparing the selling price to the fair value determined for the asset in the immediately preceding month end reporting period.
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

At December 31, 2023, approximately 11.6 percent of our fixed maturity securities were valued using active trades from TRACE pricing or market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 88.4 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•72.9 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•14.7 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•0.8 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of December 31, 2023 or 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		December 31, 2023
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$239.1	Not redeemable	$128.2
		44.5	Quarterly / 90 days notice	8.6
Total Private Credit		283.6		136.8

Private Equity	(b)	543.9	Not redeemable	410.6
		28.0	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	16.6
Total Private Equity		571.9		427.2

Real Assets	(c)	437.5	Not redeemable	239.1
		33.2	Quarterly / 90 days notice	—
Total Real Assets		470.7		239.1

Total Partnerships		$1,326.2		$803.1

		December 31, 2022
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$239.3	Not redeemable	$90.9
		35.7	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	13.4
Total Private Credit		275.0		104.3

Private Equity	(b)	453.6	Not redeemable	377.2
		31.7	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	39.1
Total Private Equity		485.3		416.3

Real Assets	(c)	373.9	Not redeemable	256.3
		60.1	Quarterly / 90 days notice	—
Total Real Assets		434.0		256.3

Total Partnerships		$1,194.3		$776.9

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of December 31, 2023, the estimated remaining life of the investments that do not allow for redemptions is approximately 74 percent in the next 3 years, 21 percent during the period from 3 to 5 years, 3 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of December 31, 2023, the estimated remaining life of the investments that do not allow for redemptions is approximately 34 percent in the next 3 years, 31 percent during the period from 3 to 5 years, 26 percent during the period from 5 to 10 years, and 9 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of December 31, 2023, the estimated remaining life of the investments that do not allow for redemptions is approximately 22 percent in the next 3 years, 35 percent during the period from 3 to 5 years, 42 percent during the period from 5 to 10 years, and 1 percent during the period from 10 to 15 years.

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

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$624.8	$—	$—	$624.8
States, Municipalities, and Political Subdivisions	—	3,678.4	—	—	3,678.4
Foreign Governments	—	890.7	—	—	890.7
Public Utilities	301.3	5,020.3	—	—	5,321.6
Mortgage/Asset-Backed Securities	—	611.2	32.9	—	644.1
All Other Corporate Bonds	3,985.2	21,562.1	123.4	—	25,670.7
Redeemable Preferred Stocks	—	3.6	—	—	3.6
Total Fixed Maturity Securities	4,286.5	32,391.1	156.3	—	36,833.9

Other Long-term Investments
Derivatives
Forwards	—	47.5	—	—	47.5
Foreign Exchange Contracts	—	52.4	—	—	52.4
Total Derivatives	—	99.9	—	—	99.9
Perpetual Preferred and Equity Securities	—	10.3	21.6	—	31.9
Private Equity Partnerships	—	—	—	1,326.2	1,326.2
Total Other Long-term Investments	—	110.2	21.6	1,326.2	1,458.0
Total Financial Instrument Assets Carried at Fair Value	$4,286.5	$32,501.3	$177.9	$1,326.2	$38,291.9

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$78.0	$—	$—	$78.0
Foreign Exchange Contracts	—	38.2	—	—	38.2
Embedded Derivative in Modified Coinsurance Arrangement	—	—	1.5	—	1.5
Total Derivatives	—	116.2	1.5	—	117.7
Total Financial Instrument Liabilities Carried at Fair Value	$—	$116.2	$1.5	$—	$117.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2023
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) Included in		Purchases	Sales/Maturities	Level 3 Transfers		Fair Value End of Year	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI			Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$0.2	$—	$—	$—	$—	$—	$(0.2)	$—	$—	$—
Public Utilities	—	0.1	(0.1)	—	(50.5)	50.5	—	—	—	—
Mortgage/Asset-Backed Securities	22.0	—	(0.2)	20.0	(0.5)	0.4	(8.8)	32.9	(0.2)	—
All Other Corporate Bonds	158.7	(5.0)	(15.8)	1.5	(334.1)	385.0	(66.9)	123.4	(15.8)	—
Total Fixed Maturity Securities	180.9	(4.9)	(16.1)	21.5	(385.1)	435.9	(75.9)	156.3	(16.0)	—

Perpetual Preferred and Equity Securities	16.2	0.6	—	4.8	—	—	—	21.6	—	0.6
Embedded Derivative in Modified Coinsurance Arrangement	(13.9)	12.4	—	—	—	—	—	(1.5)	—	12.4

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

	December 31, 2023
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$15.9	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.00% - 5.00% / 5.00% Priced at Par Value
Perpetual Preferred and Equity Securities	21.6	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(1.5)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 0.2%

	December 31, 2022
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$15.3	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.41% - 5.41% / 5.41% Priced at Par Value
Perpetual Preferred and Equity Securities	16.2	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(13.9)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 0.6%

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,322.5 million and $3,312.5 million as of December 31, 2023 and 2022, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	December 31, 2023
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,070.7	$—	$2,070.7	$2,318.2
Policy Loans	—	—	3,696.3	3,696.3	3,620.2
Other Long-term Investments
Miscellaneous Long-term Investments	—	15.7	0.3	16.0	16.0
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,086.4	$3,696.6	$5,783.0	$5,954.4

Liabilities
Long-term Debt	$2,629.1	$598.8	$—	$3,227.9	$3,430.4
Other Liabilities
Unfunded Commitments	—	0.2	—	0.2	0.2
Payable for Collateral on FHLB Funding Agreements	—	64.5	—	64.5	64.5
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,629.1	$663.5	$—	$3,292.6	$3,495.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments
Fixed Maturity Securities

At December 31, 2023 and 2022, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	December 31, 2023
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$618.6	$—	$25.3	$19.1	$624.8
States, Municipalities, and Political Subdivisions	4,041.3	—	135.3	498.2	3,678.4
Foreign Governments	982.1	—	29.8	121.2	890.7
Public Utilities	5,398.2	—	217.1	293.7	5,321.6
Mortgage/Asset-Backed Securities	658.0	—	10.1	24.0	644.1
All Other Corporate Bonds	26,708.4	2.2	771.8	1,807.3	25,670.7
Redeemable Preferred Stocks	4.0	—	—	0.4	3.6
Total Fixed Maturity Securities	$38,410.6	$2.2	$1,189.4	$2,763.9	$36,833.9

	December 31, 2022
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$503.8	$—	$20.3	$25.9	$498.2
States, Municipalities, and Political Subdivisions	4,006.0	—	87.1	635.9	3,457.2
Foreign Governments	908.1	—	34.9	115.9	827.1
Public Utilities	5,170.9	—	141.0	355.0	4,956.9
Mortgage/Asset-Backed Securities	592.1	—	8.2	27.0	573.3
All Other Corporate Bonds	26,640.3	—	452.1	2,567.8	24,524.6
Redeemable Preferred Stocks	4.0	—	—	0.5	3.5
Total Fixed Maturity Securities	$37,825.2	$—	$743.6	$3,728.0	$34,840.8
1 Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$118.8	$0.7	$197.3	$18.4
States, Municipalities, and Political Subdivisions	128.0	4.0	2,035.1	494.2
Foreign Governments	149.9	3.3	312.9	117.9
Public Utilities	373.7	10.4	1,720.6	283.3
Mortgage/Asset-Backed Securities	60.3	2.5	316.7	21.5
All Other Corporate Bonds	1,483.8	26.8	14,215.2	1,780.5
Redeemable Preferred Stocks	—	—	3.6	0.4
Total Fixed Maturity Securities	$2,314.5	$47.7	$18,801.4	$2,716.2

	December 31, 2022
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$246.6	$22.6	$12.2	$3.3
States, Municipalities, and Political Subdivisions	1,920.1	476.1	346.6	159.8
Foreign Governments	160.1	47.9	176.9	68.0
Public Utilities	2,242.2	252.0	255.2	103.0
Mortgage/Asset-Backed Securities	386.6	27.0	0.1	—
All Other Corporate Bonds	15,865.6	1,799.7	2,194.1	768.1
Redeemable Preferred Stocks	3.5	0.5	—	—
Total Fixed Maturity Securities	$20,824.7	$2,625.8	$2,985.1	$1,102.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2023
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$935.0	$0.9	$140.8	$7.5	$787.6
Over 1 year through 5 years	7,594.4	128.2	2,685.7	179.0	4,857.9
Over 5 years through 10 years	9,430.3	372.1	4,100.0	610.8	5,091.6
Over 10 years	19,790.7	678.1	8,524.4	1,942.6	10,001.8
	37,750.4	1,179.3	15,450.9	2,739.9	20,738.9
Mortgage/Asset-Backed Securities	658.0	10.1	267.1	24.0	377.0
Total Fixed Maturity Securities	$38,408.4	$1,189.4	$15,718.0	$2,763.9	$21,115.9

	December 31, 2022
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,133.5	$2.9	$339.1	$5.7	$791.6
Over 1 year through 5 years	7,090.8	86.7	1,953.2	238.4	4,985.9
Over 5 years through 10 years	10,096.7	294.8	3,538.9	863.8	5,988.8
Over 10 years	18,912.1	351.0	5,013.2	2,593.1	11,656.8
	37,233.1	735.4	10,844.4	3,701.0	23,423.1
Mortgage/Asset-Backed Securities	592.1	8.2	186.6	27.0	386.7
Total Fixed Maturity Securities	$37,825.2	$743.6	$11,031.0	$3,728.0	$23,809.8
1 Allowance for Credit Losses

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of December 31, 2023:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$35,344.9	$1,169.1	$2,660.3	96.3%
Below-Investment-Grade	1,489.0	20.3	103.6	3.7
Total Fixed Maturity Securities	$36,833.9	$1,189.4	$2,763.9	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At December 31, 2023, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

As of December 31, 2023, we held 832 individual investment-grade fixed maturity securities and 75 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 787 investment-grade fixed maturity securities and 70 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as "all other corporate bonds" during the year ended December 31, 2023 and "public utilities" during the year ended December 31, 2022, respectively.

	Year Ended December 31
	2023	2022
	(in millions of dollars)
Balance, beginning of period	$—	$—
Credit losses on securities for which credit losses were not previously recorded	2.2	4.6
Change in allowance on securities disposed during the period	—	(4.6)
Balance, end of period	$2.2	$—

In the fourth quarter of 2022, the issuer of a fixed maturity security previously classified as "public utilities" entered into a troubled debt restructuring agreement. In order to maximize recovery of the investment, the debt was restructured by way of principal reduction, interest forgiveness, and a debt to equity conversion. Principal owed was reduced by $4.8 million, semi-annual interest payments for the period beginning June 30, 2022 and ending June 30, 2024 were forgiven, and a portion of the remaining debt was converted to equity. As of December 31, 2022, we received $4.9 million of an equity stake in the restructured entity, and recorded receivables for $5.2 million and $2.8 million in cash. The full $8.0 million of the recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

receivables was subsequently received in 2023. The amortized cost of the fixed maturity security prior to the restructuring was $17.7 million, and the restructuring resulted in a total loss of $4.8 million, which was recognized during 2022.

At December 31, 2023, we had commitments of $122.0 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

Variable Interest Entities

We invest in variable interests issued by variable interest entities. These investments, which are passive in nature, include minority ownership interests in private equity partnerships, tax credit partnerships, and special purpose entities. Our maximum exposure to loss is limited to the carrying value of these investments in private equity partnerships, tax credit partnerships, and special purpose entities. For those variable interests that are not consolidated in our financial statements, we are not the primary beneficiary because we have neither the power to direct the activities that are most significant to economic performance nor the responsibility to absorb a majority of the expected losses. The determination of whether we are the primary beneficiary is performed at the time of our initial investment and at the date of each subsequent reporting period.

As of December 31, 2023, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,326.5 million, comprised of $0.3 million of tax credit partnerships and $1,326.2 million of private equity partnerships. At December 31, 2022, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,195.3 million, comprised of $1.0 million of tax credit partnerships and $1,194.3 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Income Tax Credits	$1.1	$8.0	$21.6
Amortization, Net of Tax	(0.5)	(5.9)	(15.0)
Income Tax Benefit	$0.6	$2.1	$6.6

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $0.2 million of unfunded unconditional commitments at December 31, 2023. See Note 2 for commitments to fund private equity partnerships.

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

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,328.4 million and $2,444.7 million at December 31, 2023 and 2022, respectively. The allowance for expected credit losses was $10.2 million and $9.3 million at December 31, 2023 and 2022, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $7.2 million and $7.7 million at December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The carrying amount of mortgage loans by property type and geographic region are presented below.

	December 31
	2023		2022
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$685.8	29.6%	$688.6	28.3%
Industrial	706.0	30.5	745.3	30.6
Office	379.9	16.4	423.0	17.4
Retail	503.9	21.7	534.5	21.9
Other	42.6	1.8	44.0	1.8
Total	$2,318.2	100.0%	$2,435.4	100.0%

Region
New England	$55.1	2.4%	$52.4	2.2%
Mid-Atlantic	155.1	6.7	192.4	7.9
East North Central	314.4	13.6	313.0	12.9
West North Central	163.5	7.0	181.4	7.4
South Atlantic	553.0	23.8	539.3	22.1
East South Central	110.7	4.8	101.8	4.2
West South Central	200.9	8.7	212.6	8.7
Mountain	282.7	12.2	298.7	12.3
Pacific	482.8	20.8	543.8	22.3
Total	$2,318.2	100.0%	$2,435.4	100.0%

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

The following tables present information about mortgage loans by the applicable internal quality indicators:

	December 31
	2023		2022
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$85.2	3.7%	$92.3	3.8%
A	942.5	40.6	843.9	34.6
BBB	1,249.5	53.9	1,458.0	59.9
BB	41.0	1.8	41.2	1.7
Total	$2,318.2	100.0%	$2,435.4	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,409.9	60.8%	$1,389.6	57.0%
> 65% <= 75%	707.0	30.5	937.2	38.5
> 75% <= 85%	136.5	5.9	75.0	3.1
> 85%	64.8	2.8	33.6	1.4
Total	$2,318.2	100.0%	$2,435.4	100.0%
1 Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

There were no gross write-offs for the periods ending December 31, 2023 or 2022. The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
	Prior to 2019	2019	2020	2021	2022	2023	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$74.3	$11.0	$—	$—	$—	$—	$85.3
A	589.0	100.3	94.1	100.1	23.2	38.0	944.7
BBB	618.4	224.8	71.4	248.0	64.4	29.2	1,256.2
BB	42.2	—	—	—	—	—	42.2
Total Amortized Cost	1,323.9	336.1	165.5	348.1	87.6	67.2	2,328.4
Allowance for credit losses	(6.3)	(1.3)	(0.6)	(1.0)	(0.6)	(0.4)	(10.2)
Carrying Amount	$1,317.6	$334.8	$164.9	$347.1	$87.0	$66.8	$2,318.2

Loan-to-Value Ratio[1]
<=65%	$908.3	$197.7	$116.4	$145.2	$16.2	$30.0	$1,413.8
>65<=75%	252.1	138.4	40.8	171.0	71.4	37.2	710.9
>75%<=85%	97.3	—	8.3	31.9	—	—	137.5
>85%	66.2	—	—	—	—	—	66.2
Total Amortized Cost	1,323.9	336.1	165.5	348.1	87.6	67.2	2,328.4
Allowance for credit losses	(6.3)	(1.3)	(0.6)	(1.0)	(0.6)	(0.4)	(10.2)
Carrying Amount	$1,317.6	$334.8	$164.9	$347.1	$87.0	$66.8	$2,318.2
1 Loan-to-Value Ratio utilizes the most recent internal valuation of the property

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
1 Loan-to-Value Ratio utilizes the most recent internal valuation of the property

The following tables present a roll forward of allowance for expected credit losses by loan-to-value ratio for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.0	$0.8	$—	$—	$3.8
>65<=75%	4.7	(0.9)	—	—	3.8
>75%<=85%	1.1	0.1	—	—	1.2
>85%	0.5	0.9	—	—	1.4
Total	$9.3	$0.9	$—	$—	$10.2

	Year Ended December 31, 2022
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$2.6	$0.4	$—	$—	$3.0
>65<=75%	4.7	—	—	—	4.7
>75%<=85%	0.7	0.4	—	—	1.1
>85%	0.3	0.2	—	—	0.5
Total	$8.3	$1.0	$—	$—	$9.3
1 Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

For the years ended December 31, 2023 and 2022 our estimate for expected credit losses was generally consistent between periods.

During the year ended December 31, 2023 we granted an other-than-insignificant payment delay for a commercial mortgage loan with an amortized cost of $14.2 million, which deferred the principal payment for 18 months. This modification represents less than one percent of the commercial mortgage loan portfolio balance. There were no troubled debt restructurings during 2022 or 2021.

We held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments for the years ended December 31, 2023, 2022, or 2021.

We had no loan foreclosures for the years ended December 31, 2023, 2022, or 2021.

Other than our allowance for expected credit losses, we had no specifically identified impaired mortgage loans for the years ended December 31, 2023, 2022, and 2021, nor did we recognize any interest income on mortgage loans subsequent to impairment.

For the year ended December 31, 2023 we had no commitments to fund certain commercial mortgage loans. For the year ended December 31, 2022 we had $5.0 million in commitments to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. For the year ended December 31, 2023, we had no expected credit losses related to unfunded commitments on our consolidated balance sheets. For the year ended December 31, 2022, we had a nominal amount of expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our investment real estate balance was $64.4 million and $71.6 million at December 31, 2023 and 2022, respectively, and the associated accumulated depreciation was $127.2 million and $122.1 million at December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, we recognized a $3.0 million impairment related to certain of our real estate held for investment. We did not recognize any impairments related to our real estate held for investment during 2022 or 2021.

Our held for sale real estate balance was $40.9 million at both December 31, 2023 and December 31, 2022 and the associated accumulated depreciation was $54.2 million at both December 31, 2023 and December 31, 2022.

During the first quarter of 2022, we reclassified one property previously held for the production of income to property held for sale. The carrying value of the property was $40.1 million at both December 31, 2023 and December 31, 2022, and is primarily recorded within our Corporate segment. The estimated fair value less costs to sell is above the carrying value of the property and we expect to close the sale of the property within the next twelve months.

During the third quarter of 2022, we reclassified one property previously held for the production of income to property held for sale. The property had a carrying value of $0.8 million as of December 31, 2023 and December 31, 2022, respectively, and is recorded within our Corporate segment. The estimated fair value less costs to sell is above the carrying value of the property and we expect to close the sale of the property within the next twelve months.

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

As of December 31, 2023, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $72.0 million, for which we received collateral in the form of cash and securities of $63.1 million and $12.5 million, respectively. As of December 31, 2022, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $152.4 million, for which we received collateral in the form of cash and securities of $88.5 million and $69.8 million, respectively. We had no outstanding repurchase agreements at December 31, 2023 or December 31, 2022.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	December 31
	2023	2022
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$—	$0.3
Public Utilities	1.8	6.3
All Other Corporate Bonds	61.3	81.9
Total Borrowings	$63.1	$88.5
Gross Amount of Recognized Liability for Securities Lending Transactions	63.1	88.5
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	December 31
	2023	2022
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$15.7	$17.1
Advances from FHLB	64.5	99.1

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$589.0	$527.1
Commercial Mortgage Loans	986.8	801.9
Total Carrying Value of Collateral Posted to FHLB	$1,575.8	$1,329.0

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

	December 31, 2023
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$99.9	$—	$99.9	$(91.9)	$(6.4)	$1.6
Securities Lending	72.0	—	72.0	(8.9)	(63.1)	—
Total	$171.9	$—	$171.9	$(100.8)	$(69.5)	$1.6

Financial Liabilities:
Derivatives	$116.2	$—	$116.2	$(109.4)	$—	$6.8
Securities Lending	63.1	—	63.1	(63.1)	—	—
Total	$179.3	$—	$179.3	$(172.5)	$—	$6.8

	December 31, 2022
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$89.1	$—	$89.1	$(38.0)	$(49.4)	$1.7
Securities Lending	152.4	—	152.4	(63.9)	(88.5)	—
Total	$241.5	$—	$241.5	$(101.9)	$(137.9)	$1.7

Financial Liabilities:
Derivatives	$74.0	$—	$74.0	$(73.2)	$—	$0.8
Securities Lending	88.5	—	88.5	(88.5)	—	—
Total	$162.5	$—	$162.5	$(161.7)	$—	$0.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Fixed Maturity Securities	$1,853.7	$1,849.8	$1,888.2
Derivatives	45.1	57.8	68.6
Mortgage Loans	92.5	101.5	105.0
Policy Loans	20.8	20.0	19.7
Other Long-term Investments
Perpetual Preferred Securities[1]	2.5	5.0	6.9
Private Equity Partnerships[2]	78.1	110.1	165.4
Other	9.2	9.4	5.5
Short-term Investments	68.7	20.0	1.3
Gross Investment Income	2,170.6	2,173.6	2,260.6
Less Investment Expenses	61.8	39.4	35.1
Less Investment Income on Participation Fund Account Assets	12.1	12.0	12.3
Net Investment Income	$2,096.7	$2,122.2	$2,213.2

1 The net unrealized gain (loss) recognized in net investment income for the year ended December 31, 2023 related to perpetual preferred securities still held at December 31, 2023 was nominal. The net unrealized gain (loss) recognized in net investment income for the years ended December 31, 2022 and 2021 related to perpetual preferred securities still held at year-end was $2.8 million and $4.4 million, respectively.

2 The net unrealized gain recognized in net investment income for the year ended December 31, 2023 related to private equity partnerships still held at December 31, 2023 was $102.9 million, reduced by net management fees and partnership expenses of $(24.8) million. For the years ended December 31, 2022 and 2021, the net unrealized gain recognized in net investment income related to private equity partnerships still held at year-end was $124.1 million and $177.7 million, respectively, reduced by net management fees and partnership expenses of $(14.0) million and $(12.3) million, respectively. See Note 2 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Investment Gain and Loss

Investment gains and losses are as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales[1]	$4.4	$2.3	$76.2
Gross Losses on Sales	(53.1)	(28.8)	(11.5)
Credit Losses	(2.2)	(4.6)	(9.3)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	6.0	1.4	5.8
Gross Losses on Sales	(1.0)	—	—
Impairment Loss	(3.0)	—	—
Change in Allowance for Credit Losses	(0.9)	(1.0)	4.7
Embedded Derivative in Modified Coinsurance Arrangement	12.4	16.2	9.7
All Other Derivatives	(0.6)	2.6	3.1
Foreign Currency Transactions	2.0	(3.8)	(2.0)
Net Investment Gain (Loss)	$(36.0)	$(15.7)	$76.7
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

•Total Return Swaps are used to economically hedge a portion of the liability related to our non-qualified defined contribution plan. A total return swap is an agreement in which we pay a floating rate of interest to the counterparty and receive the total return on a portfolio of mutual funds and exchange traded funds. These swaps are cash settled on the last day of every month and the notional is re-established each month based on plan participant actions.

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily changes in interest rates, exchange rates, and equity prices) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2023 and 2022, we had $1.6 million and $1.7 million credit exposure on derivatives, respectively. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	December 31
	2023	2022
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$11.1	$49.4
Fixed Maturity Securities	26.3	—
	$37.4	$49.4
Carrying Value of Collateral Posted to Counterparties
Cash	$—	$5.1
Fixed Maturity Securities	39.8	39.6
	$39.8	$44.7

See Note 3 for further discussion of our master netting agreements.

All of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $116.2 million and $74.0 million at December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
Cash Flow Hedges

As of December 31, 2023 and 2022, we had $149.5 million and $168.9 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of December 31, 2023 and 2022, we had $1,905.0 million and $764.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase of fixed maturity securities.

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

During the first quarter of 2021, in connection with the Closed Block individual disability reinsurance transaction, we reclassified $0.6 million of deferred gains from accumulated other comprehensive income (AOCI) into earnings included in the net investment gain (loss) line item on our income statement. The deferred gains were related to previously terminated interest rate swaps designated as hedging instruments of fixed maturity securities in the Closed Block individual disability product line. See Note 14 for further discussion.

As of December 31, 2023, we expect to amortize approximately $16.7 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from AOCI into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from AOCI into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2023, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2063.

Fair Value Hedges

As of December 31, 2023 and 2022, we had $642.5 million and $557.8 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following table summarizes the carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$529.2	$394.4	$(6.1)	$(24.8)

For the years ended December 31, 2023, 2022, and 2021, $(21.1) million, $17.6 million, and $16.6 million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
Derivatives not Designated as Hedging Instruments

As of December 31, 2023 and 2022, we held $132.0 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of December 31, 2023 and 2022, we held no single name credit default swaps. As of December 31, 2021, we held $11.6 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned. These derivatives were not designated as hedges, and as such, changes in fair value related to these derivatives were reported in earnings as a component of net investment gain or loss.

As of December 31, 2023 and 2022, we held $52.5 million and $54.3 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of December 31, 2023 and 2022, we held $102.2 million and $76.9 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

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

	December 31, 2023
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$1,905.0	$44.5	$77.8
Foreign Currency Interest Rate Swaps	149.5	14.2	4.5
Total Cash Flow Hedges	2,054.5	58.7	82.3

Fair Value Hedges
Foreign Currency Interest Rate Swaps	642.5	38.2	16.7

Total Designated as Hedging Instruments	$2,697.0	$96.9	$99.0

Not Designated as Hedging Instruments
Foreign Currency Forwards	$52.5	$3.0	$0.2
Foreign Currency Interest Rate Swaps	132.0	—	17.0
Total Return Swaps	102.2	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	—	1.5
Total Not Designated as Hedging Instruments	$286.7	$3.0	$18.7

Total Derivatives	$2,983.7	$99.9	$117.7

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

	Year Ended December 31, 2023
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,096.7	$(36.0)	$194.8

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	198.6	0.8	2.9
Derivatives Designated as Hedging Instruments	35.2	—	—
Foreign Exchange Contracts:
Hedged items	9.6	0.4	—
Derivatives Designated as Hedging Instruments	—	(0.4)	—
Forward Benchmark Interest Rate Locks:
Hedged items	18.5	—	—
Derivatives Designated as Hedging Instruments	(0.5)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged items	14.5	18.7	—
Derivatives Designated as Hedging Instruments	11.1	(18.7)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

	Year Ended December 31, 2022
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,122.2	$(15.7)	$188.5

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	200.0	—	2.9
Derivatives Designated as Hedging Instruments	51.0	—	—
Foreign Exchange Contracts:
Hedged items	12.3	(2.3)	—
Derivatives Designated as Hedging Instruments	(0.8)	1.8	—
Forward Benchmark Interest Rate Locks:
Hedged items	0.5	—	—
Derivatives Designated as Hedging Instruments	—	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged items	11.6	(26.8)	—
Derivatives Designated as Hedging Instruments	7.3	26.8	—

	Year Ended December 31, 2021
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,213.2	$76.7	$185.0

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	220.4	2.7	29.2
Derivatives Designated as Hedging Instruments	64.6	2.0	5.0
Foreign Exchange Contracts:
Hedged items	13.0	(0.1)	—
Derivatives Designated as Hedging Instruments	1.8	(0.1)	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged items	9.8	(22.3)	—
Derivatives Designated as Hedging Instruments	4.6	22.3	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$(22.5)	$(49.8)	$(0.6)
Foreign Exchange Contracts	(4.3)	7.4	2.2
Total	$(26.8)	$(42.4)	$1.6

The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Net Investment Gain (Loss)
Credit Default Swaps	$—	$—	$(0.3)
Foreign Exchange Contracts	(0.6)	2.7	3.4
Embedded Derivative in Modified Coinsurance Arrangement	12.4	16.2	9.7
Total	$11.8	$18.9	$12.8

Other Expenses
(Gain) Loss on Total Return Swaps	$(13.6)	$18.9	$(8.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Loss
Components of our accumulated other comprehensive loss, after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Gain (Loss) on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at January 1, 2021, As Adjusted	$5,315.8	$(10,932.5)	$97.8	$(261.3)	$(530.0)	$(6,310.2)
Other Comprehensive Income (Loss) Before Reclassifications	(1,260.7)	2,361.8	14.7	(12.8)	116.3	1,219.3
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(40.7)	—	(50.7)	—	17.7	(73.7)
Net Other Comprehensive Income (Loss)	(1,301.4)	2,361.8	(36.0)	(12.8)	134.0	1,145.6
Balance at December 31, 2021	4,014.4	(8,570.7)	61.8	(274.1)	(396.0)	(5,164.6)
Other Comprehensive Income (Loss) Before Reclassifications	(7,066.0)	8,884.6	(30.4)	(116.0)	49.7	1,721.9
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	23.2	—	(41.0)	—	12.2	(5.6)
Net Other Comprehensive Income (Loss)	(7,042.8)	8,884.6	(71.4)	(116.0)	61.9	1,716.3
Balance at December 31, 2022	(3,028.4)	313.9	(9.6)	(390.1)	(334.1)	(3,448.3)
Other Comprehensive Income (Loss) Before Reclassifications	1,069.3	(962.3)	(37.4)	69.0	(16.9)	121.7
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	40.0	—	(26.7)	—	5.3	18.6
Net Other Comprehensive Income (Loss)	1,109.3	(962.3)	(64.1)	69.0	(11.6)	140.3
Balance at December 31, 2023	$(1,919.1)	$(648.4)	$(73.7)	$(321.1)	$(345.7)	$(3,308.0)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Net Unrealized Gain (Loss) on Securities
Net Investment Gain (Loss)
Gain (Loss) on Sales on Securities	$(48.7)	$(24.8)	$60.8
Credit Losses on Fixed Maturity Securities	(2.2)	(4.6)	(9.3)
	(50.9)	(29.4)	51.5
Income Tax Expense (Benefit)	(10.9)	(6.2)	10.8
Total	$(40.0)	$(23.2)	$40.7

Net Gain (Loss) on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$34.7	$51.1	$60.6
Gain (Loss) on Foreign Exchange Contracts	(0.5)	(1.0)	1.7
Net Investment Gain (Loss)
Gain on Interest Rate Swaps	—	—	2.0
Gain (Loss) on Foreign Exchange Contracts	(0.4)	1.8	(0.1)
	33.8	51.9	64.2
Income Tax Expense	7.1	10.9	13.5
Total	$26.7	$41.0	$50.7

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(7.2)	$(15.7)	$(22.6)
Amortization of Prior Service Credit	0.2	0.2	0.2
	(7.0)	(15.5)	(22.4)
Income Tax Benefit	(1.7)	(3.3)	(4.7)
Total	$(5.3)	$(12.2)	$(17.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits
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

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate. The weighted average current discount rate was 4.8 percent at December 31, 2023, 5.0 percent at December 31, 2022, and 2.5 percent at December 31, 2021. The discount rate was lower at December 31, 2023 relative to December 31, 2022 due primarily to a decrease in credit spreads. The discount rate was higher at December 31, 2022 relative to December 31, 2021 due to an increase in U.S. Treasury rates.

During our annual cash flow assumption review in 2023, we updated certain of our assumptions used to develop the liability for future policy benefits which resulted in a net increase to the liability. The increase to the liability for future policy benefits was driven primarily by assumption updates in the Closed Block long-term care product line, partially offset by assumption updates in the Unum US group disability product line and in the Colonial Life segment. The long-term care assumption updates were primarily driven by lower expectations for active policy lapse and mortality assumptions, partially offset by an increase to expected future premium rate increases. The Unum US group disability product line assumption updates were primarily related to claim resolution assumptions driven by favorable claim recovery trends, while the Colonial Life segment assumption updates were driven by improved claim cost assumptions and increases in policyholder lapse rates.

During our annual cash flow assumption review in 2022, we updated certain of our assumptions used to develop the liability for future policy benefits which resulted in a net increase to the liability. The increase to the liability for future policy benefits was driven primarily by assumption updates related to the reinsured portion of our Closed Block segment, mostly offset by assumption updates in the Unum US segment and the Colonial Life segment. The Closed Block segment assumption updates related to the reinsured portion of our all other product line primarily included updates to mortality assumptions for the advanced age portion of our individual disability claimant population. This advanced age claimant population was included in the block ceded as a part of the Closed Block individual disability reinsurance transaction with Commonwealth Annuity and Life Insurance Company. As a result, a corresponding increase was reported in our consolidated balance sheet as a reinsurance recoverable related to these assumption updates. The Unum US segment assumption updates were primarily driven by sustained improvement in claim recovery trends in our group disability and group life product lines, partially offset by lower social security benefit offsets in our group disability product line. The Colonial Life segment assumption updates were primarily driven by improved claim cost assumptions.

During our annual cash flow assumption review in 2021, we updated certain of our assumptions used to develop the liability for future policy benefits which resulted in a net decrease to the liability. The decrease to the liability for future policy benefits was driven primarily by assumption updates in the Unum US group disability product line due primarily to sustained improvement in the claim recovery trends since our last assumption update.

Actual variance from expected experience for 2023 was due primarily to the Unum US group disability, Unum US group life and accidental death and dismemberment, Unum US individual disability, and Closed Block long-term care product lines. The variance for the Unum US group disability product line was driven by higher than expected claim resolutions driven by recoveries, and the variance in the group life and accidental death and dismemberment product line was driven by favorable mortality experience and favorable recovery experience for waiver of premium benefits. The variance in the Unum US

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

individual disability product line was driven primarily by lower than expected new claim incidence, while the variance for the Closed Block long-term care product line was driven by higher than expected claim incidence.

Actual variance from expected experience for 2022 was due primarily to the Unum US group disability, Unum US group life and accidental death and dismemberment, and the Unum UK group product lines, as well as the Colonial Life segment. The variance for the Unum US group disability product line was driven by higher than expected claim resolutions driven by recoveries, and the variance in the group life and accidental death and dismemberment product line was driven by lower than expected new claim incidence for waiver of premium benefits. The variance in the Unum UK group product lines was driven by an increase in inflation-linked experience compared to expectations. The variance for the Colonial Life segment was driven primarily by lower claim costs.

Actual variance from expected experience for 2021 was due primarily to the Unum US group disability, Unum US individual disability, and Colonial Life cancer and critical illness product line. The variance for the Unum US group disability product line was driven by higher than expected claim resolutions driven by recoveries, and the variance in the Unum US individual disability product line was driven by lower than expected new claim incidence. The variance in the Colonial Life cancer and critical illness product line was driven by lower claim costs.

For the year ended December 31, 2023, there were certain cohorts within the Closed Block segment, related to our long-term care product line, for which net premiums exceeded gross premiums, which resulted in a $226.5 million reduction to income before income tax. For the years ended December 31, 2023, 2022, and 2021, there were certain cohorts within the Colonial Life segment, related to our cancer and critical illness product line for which net premiums exceeded the gross premiums which had an immaterial impact to income before income tax. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the years ended December 31, 2023, 2022, and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	December 31
	2023	2022	2021
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$12,426.2	$15,881.3	$17,095.9
Beginning balance at original discount rate	12,695.3	13,186.2	13,623.5
Effect of changes in cash flow assumptions	1,499.2	(101.9)	(177.1)
Effect of actual variances from expected experience	(82.5)	(269.6)	(328.3)
Adjusted beginning of year balance	14,112.0	12,814.7	13,118.1
Issuances	1,054.9	877.5	1,083.9
Interest accretion	584.0	566.0	631.9
Net premiums collected	(1,537.4)	(1,542.3)	(1,627.4)
Foreign currency	29.7	(20.6)	(20.3)
Ending balance at original discount rate	14,243.2	12,695.3	13,186.2
Effect of change in discount rate assumptions	174.6	(269.1)	2,695.1
Balance, end of period	$14,417.8	$12,426.2	$15,881.3

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$48,929.4	$65,305.0	$69,530.5
Beginning balance at original discount rate	49,689.0	50,397.2	50,752.4
Effect of changes in cash flow assumptions	1,702.0	(92.4)	(379.9)
Effect of actual variances from expected experience	(310.8)	(535.1)	(635.9)
Adjusted beginning of year balance	51,080.2	49,769.7	49,736.6
Issuances[1]	3,072.2	3,194.5	3,675.0
Interest accretion	2,227.2	2,236.2	2,359.6
Benefit payments	(5,236.1)	(5,231.0)	(5,315.7)
Foreign currency	162.2	(280.4)	(58.3)
Ending balance at original discount rate	51,305.7	49,689.0	50,397.2
Effect of change in discount rate assumptions	1,117.9	(759.6)	14,907.8
Balance, end of period	$52,423.6	$48,929.4	$65,305.0

Net liability for future policy benefits	$38,005.8	$36,503.2	$49,423.7
Other	1,753.3	1,854.5	2,355.9
Total liability for future policy benefits	39,759.1	38,357.7	51,779.6
Less: Reinsurance recoverable related to future policy benefits	7,756.1	8,128.2	10,348.2
Net liability for future policy benefits, after reinsurance recoverable	$32,003.0	$30,229.5	$41,431.4

[1]Issuances include new policy issuances for most product lines. For our Unum US group disability, Unum US group life and AD&D and Closed Block - All Other product lines and certain of our Unum International product lines, this line represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products presented in the rollforward activity above.

	Consolidated
	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$9,690.7	$9,391.8	$9,263.4
Interest accretion	$1,643.2	$1,670.2	$1,727.7

	Consolidated
	December 31
	2023	2022	2021
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$105,325.8	$97,060.7	$98,574.9
Expected future gross premiums	$38,761.5	$35,299.8	$35,296.0

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$25,552.9	$23,827.2	$23,821.7

Weighted average interest rate:
Interest accretion rate	4.8%	4.8%	4.8%
Current discount rate	4.8%	5.0%	2.5%

Weighted average duration of the liability	11.5 years	10.9 years	10.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Unum US Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	December 31, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$868.2	$1,202.9	$2,071.1
Beginning balance at original discount rate	—	—	937.9	1,228.1	2,166.0
Effect of changes in cash flow assumptions	—	—	180.7	5.0	185.7
Effect of actual variances from expected experience	—	—	(79.8)	(10.4)	(90.2)
Adjusted beginning of year balance	—	—	1,038.8	1,222.7	2,261.5
Issuances	—	—	288.6	197.9	486.5
Interest accretion	—	—	29.0	48.2	77.2
Net premiums collected	—	—	(163.9)	(174.4)	(338.3)
Ending balance at original discount rate	—	—	1,192.5	1,294.4	2,486.9
Effect of change in discount rate assumptions	—	—	(57.8)	2.3	(55.5)
Balance, end of period	$—	$—	$1,134.7	$1,296.7	$2,431.4

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,533.3	$972.6	$1,999.5	$3,192.8	$11,698.2
Beginning balance at original discount rate	5,793.1	998.5	2,141.2	3,244.5	12,177.3
Effect of changes in cash flow assumptions	(100.2)	—	170.1	7.9	77.8
Effect of actual variances from expected experience	(204.0)	(37.0)	(90.9)	(45.3)	(377.2)
Adjusted beginning of year balance	5,488.9	961.5	2,220.4	3,207.1	11,877.9
Issuances[1]	1,094.5	394.2	303.7	215.3	2,007.7
Interest accretion	171.2	20.0	86.2	164.7	442.1
Benefit payments	(1,477.5)	(439.2)	(188.3)	(273.2)	(2,378.2)
Ending balance at original discount rate	5,277.1	936.5	2,422.0	3,313.9	11,949.5
Effect of change in discount rate assumptions	(129.7)	(14.5)	(87.5)	34.7	(197.0)
Balance, end of period	$5,147.4	$922.0	$2,334.5	$3,348.6	$11,752.5

Net liability for future policy benefits	$5,147.4	$922.0	$1,199.8	$2,051.9	$9,321.1
Other	0.2	1.0	2.6	27.8	31.6
Total liability for future policy benefits	5,147.6	923.0	1,202.4	2,079.7	9,352.7
Less: Reinsurance recoverable related to future policy benefits	30.7	7.2	14.0	156.7	208.6
Net liability for future policy benefits, after reinsurance recoverable	$5,116.9	$915.8	$1,188.4	$1,923.0	$9,144.1

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

	December 31, 2022
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,124.8	$1,494.3	$2,619.1
Beginning balance at original discount rate	—	—	1,032.3	1,279.6	2,311.9
Effect of changes in cash flow assumptions	—	—	(23.4)	(73.7)	(97.1)
Effect of actual variances from expected experience	—	—	(70.9)	(25.2)	(96.1)
Adjusted beginning of year balance	—	—	938.0	1,180.7	2,118.7
Issuances	—	—	136.2	168.6	304.8
Interest accretion	—	—	29.1	49.8	78.9
Net premiums collected	—	—	(165.4)	(171.0)	(336.4)
Ending balance at original discount rate	—	—	937.9	1,228.1	2,166.0
Effect of change in discount rate assumptions	—	—	(69.7)	(25.2)	(94.9)
Balance, end of period	$—	$—	$868.2	$1,202.9	$2,071.1

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$6,725.7	$1,124.1	$2,697.3	$4,017.3	$14,564.4
Beginning balance at original discount rate	6,158.3	1,058.3	2,201.8	3,253.3	12,671.7
Effect of changes in cash flow assumptions	(102.0)	(32.9)	(39.9)	(53.4)	(228.2)
Effect of actual variances from expected experience	(239.4)	(34.3)	(74.9)	(36.0)	(384.6)
Adjusted beginning of year balance	5,816.9	991.1	2,087.0	3,163.9	12,058.9
Issuances[1]	1,304.3	444.1	154.0	181.4	2,083.8
Interest accretion	210.5	24.5	86.1	155.3	476.4
Benefit payments	(1,538.6)	(461.2)	(185.9)	(256.1)	(2,441.8)
Ending balance at original discount rate	5,793.1	998.5	2,141.2	3,244.5	12,177.3
Effect of change in discount rate assumptions	(259.8)	(25.9)	(141.7)	(51.7)	(479.1)
Balance, end of period	$5,533.3	$972.6	$1,999.5	$3,192.8	$11,698.2

Net liability for future policy benefits	$5,533.3	$972.6	$1,131.3	$1,989.9	$9,627.1
Other	0.4	0.9	15.6	24.7	41.6
Total liability for future policy benefits	5,533.7	973.5	1,146.9	2,014.6	9,668.7
Less: Reinsurance recoverable related to future policy benefits	36.0	7.5	14.1	193.6	251.2
Net liability for future policy benefits, after reinsurance recoverable	$5,497.7	$966.0	$1,132.8	$1,821.0	$9,417.5

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

	December 31, 2021
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,239.3	$1,514.2	$2,753.5
Beginning balance at original discount rate	—	—	1,146.9	1,208.8	$2,355.7
Effect of changes in cash flow assumptions	—	—	(29.6)	(18.9)	$(48.5)
Effect of actual variances from expected experience	—	—	(117.5)	(10.4)	$(127.9)
Adjusted beginning of year balance	—	—	999.8	1,179.5	$2,179.3
Issuances	—	—	196.5	211.3	$407.8
Interest accretion	—	—	38.3	57.9	$96.2
Net premiums collected	—	—	(202.3)	(169.1)	$(371.4)
Ending balance at original discount rate	—	—	1,032.3	1,279.6	$2,311.9
Effect of change in discount rate assumptions	—	—	92.5	214.7	$307.2
Balance, end of period	$—	$—	$1,124.8	$1,494.3	$2,619.1

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$7,281.3	$1,126.3	$2,768.1	$4,226.9	$15,402.6
Beginning balance at original discount rate	6,369.4	1,034.4	2,272.6	3,197.6	12,874.0
Effect of changes in cash flow assumptions	(186.0)	—	(40.3)	(22.9)	(249.2)
Effect of actual variances from expected experience	(229.3)	4.0	(136.5)	(42.3)	(404.1)
Adjusted beginning of year balance	5,954.1	1,038.4	2,095.8	3,132.4	12,220.7
Issuances[1]	1,471.4	467.5	220.6	222.5	2,382.0
Interest accretion	241.5	34.9	96.9	158.5	531.8
Benefit payments	(1,508.7)	(482.5)	(211.5)	(260.1)	(2,462.8)
Ending balance at original discount rate	6,158.3	1,058.3	2,201.8	3,253.3	12,671.7
Effect of change in discount rate assumptions	567.4	65.8	495.5	764.0	1,892.7
Balance, end of period	$6,725.7	$1,124.1	$2,697.3	$4,017.3	$14,564.4

Net liability for future policy benefits	$6,725.7	$1,124.1	$1,572.5	$2,523.0	$11,945.3
Other	0.5	1.2	14.0	59.0	74.7
Total liability for future policy benefits	6,726.2	1,125.3	1,586.5	2,582.0	12,020.0
Less: Reinsurance recoverable related to future policy benefits	40.9	4.4	31.2	231.9	308.4
Net liability for future policy benefits, after reinsurance recoverable	$6,685.3	$1,120.9	$1,555.3	$2,350.1	$11,711.6

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Unum US segment presented in the rollforward activity above.

	Year Ended December 31, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,958.7	$1,878.0	$789.9	$636.6	$6,263.2
Interest accretion	$171.2	$20.0	$57.2	$116.5	$364.9

	Year Ended December 31, 2022
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,791.7	$1,864.9	$773.6	$591.5	$6,021.7
Interest accretion	$210.5	$24.5	$57.0	$105.5	$397.5

	Year Ended December 31, 2021
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,672.4	$1,827.5	$773.8	$580.1	$5,853.8
Interest accretion	$241.5	$34.9	$58.6	$100.6	$435.6

	December 31, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$6,376.6	$1,063.2	$5,173.1	$5,313.7	$17,926.6
Expected future gross premiums	$—	$—	$5,450.6	$5,724.8	$11,175.4

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$3,717.5	$4,112.9	$7,830.4

Weighted average interest rate:
Interest accretion rate	4.0%	2.2%	5.0%	5.1%	4.2%
Current discount rate	4.6%	2.6%	4.9%	4.8%	4.5%

Weighted average duration of the liability	4.3 years	2.6 years	18.1 years	9.6 years	7.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

	December 31, 2022
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$6,988.1	$1,133.0	$4,561.1	$5,168.2	$17,850.4
Expected future gross premiums	$—	$—	$3,979.6	$5,525.1	$9,504.7

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$2,939.1	$3,962.1	$6,901.2

Weighted average interest rate:
Interest accretion rate	3.8%	2.2%	5.1%	5.1%	4.0%
Current discount rate	4.9%	2.7%	5.2%	5.1%	4.7%

Weighted average duration of the liability	4.4 years	2.6 years	17.8 years	9.4 years	6.8 years

	December 31, 2021
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$7,538.7	$1,224.7	$4,192.1	$5,210.6	$18,166.1
Expected future gross premiums	$—	$—	$4,136.9	$5,597.3	$9,734.2

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$3,156.5	$3,958.8	$7,115.3

Weighted average interest rate:
Interest accretion rate	4.0%	2.3%	5.1%	5.0%	4.1%
Current discount rate	2.1%	1.3%	2.8%	2.4%	2.1%

Weighted average duration of the liability	4.5 years	2.9 years	15.8 years	9.5 years	6.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Unum International Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum International segment.

	December 31
	2023	2022	2021
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$197.1	$260.5	$311.7
Beginning balance at original discount rate	246.8	258.1	251.4
Effect of changes in cash flow assumptions	(5.1)	(0.3)	—
Effect of actual variances from expected experience	17.1	5.6	9.3
Adjusted beginning of year balance	258.8	263.4	260.7
Issuances	23.5	17.8	31.4
Interest accretion	9.4	8.4	8.9
Net premiums collected	(23.0)	(22.2)	(22.6)
Foreign currency	29.7	(20.6)	(20.3)
Ending balance at original discount rate	298.4	246.8	258.1
Effect of change in discount rate assumptions	(28.1)	(49.7)	2.4
Balance, end of period	$270.3	$197.1	$260.5

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,231.4	$3,181.8	$3,465.9
Beginning balance at original discount rate	2,495.5	2,703.8	2,644.5
Effect of changes in cash flow assumptions	17.7	(20.1)	(5.5)
Effect of actual variances from expected experience	1.3	46.3	15.9
Adjusted beginning of year balance	2,514.5	2,730.0	2,654.9
Issuances[1]	335.2	327.7	391.6
Interest accretion	63.5	64.9	75.9
Benefit payments	(388.3)	(346.7)	(360.3)
Foreign currency	162.2	(280.4)	(58.3)
Ending balance at original discount rate	2,687.1	2,495.5	2,703.8
Effect of change in discount rate assumptions	(159.7)	(264.1)	478.0
Balance, end of period	$2,527.4	$2,231.4	$3,181.8

Net liability for future policy benefits	$2,257.1	$2,034.3	$2,921.3
Other	36.1	28.9	34.5
Total liability for future policy benefits	2,293.2	2,063.2	2,955.8
Less: Reinsurance recoverable related to future policy benefits	78.7	70.3	125.3
Net liability for future policy benefits, after reinsurance recoverable	$2,214.5	$1,992.9	$2,830.5

[1]Issuances for Unum International primarily represent new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Unum International segment presented in the rollforward activity above.

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$849.0	$786.8	$793.9
Interest accretion	$54.1	$56.5	$67.0

	December 31
	2023	2022	2021
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$4,261.1	$3,905.4	$4,292.2
Expected future gross premiums	$1,196.6	$943.9	$914.9

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$778.6	$626.2	$620.8

Weighted average interest rate:
Interest accretion rate	4.0%	4.0%	4.0%
Current discount rate	4.6%	5.0%	2.0%

Weighted average duration of the liability	8.6 years	8.6 years	8.8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	December 31
	2023	2022	2021
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,745.4	$4,597.0	$4,671.9
Beginning balance at original discount rate	4,046.4	4,158.9	4,233.7
Effect of changes in cash flow assumptions	(322.7)	(32.3)	(157.1)
Effect of actual variances from expected experience	(53.5)	(145.6)	(60.4)
Adjusted beginning of year balance	3,670.2	3,981.0	4,016.2
Issuances	544.9	554.9	644.7
Interest accretion	122.7	129.7	156.2
Net premiums collected	(583.5)	(619.2)	(658.2)
Ending balance at original discount rate	3,754.3	4,046.4	4,158.9
Effect of change in discount rate assumptions	(161.7)	(301.0)	438.1
Balance, end of period	$3,592.6	$3,745.4	$4,597.0

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,581.1	$7,054.8	$7,022.9
Beginning balance at original discount rate	6,163.9	6,201.5	6,169.6
Effect of changes in cash flow assumptions	(402.9)	(85.9)	(178.1)
Effect of actual variances from expected experience	(52.0)	(191.3)	(95.2)
Adjusted beginning of year balance	5,709.0	5,924.3	5,896.3
Issuances	605.9	628.5	704.1
Interest accretion	211.3	217.0	243.1
Benefit payments	(601.0)	(605.9)	(642.0)
Ending balance at original discount rate	5,925.2	6,163.9	6,201.5
Effect of change in discount rate assumptions	(359.2)	(582.8)	853.3
Balance, end of period	$5,566.0	$5,581.1	$7,054.8

Net liability for future policy benefits	$1,973.4	$1,835.7	$2,457.8
Other	24.4	22.7	25.1
Total liability for future policy benefits	1,997.8	1,858.4	2,482.9
Less: Reinsurance recoverable related to future policy benefits	1.8	1.1	2.3
Net liability for future policy benefits, after reinsurance recoverable	$1,996.0	$1,857.3	$2,480.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Colonial Life segment presented in the rollforward activity above.

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$1,658.6	$1,635.8	$1,615.8
Interest accretion	$88.6	$87.3	$86.9

	December 31
	2023	2022	2021
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$9,796.7	$10,011.9	$9,583.1
Expected future gross premiums	$11,903.1	$12,221.3	$11,487.9

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$8,702.2	$8,966.3	$8,566.7

Weighted average interest rate:
Interest accretion rate	4.3%	4.3%	4.4%
Current discount rate	4.8%	5.2%	2.7%

Weighted average duration of the liability	17.0 years	17.5 years	16.4 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Closed Block Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	December 31, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$6,412.6	$—	$6,412.6
Beginning balance at original discount rate	6,236.1	—	6,236.1
Effect of changes in cash flow assumptions	1,641.3	—	1,641.3
Effect of actual variances from expected experience	44.1	—	44.1
Adjusted beginning of year balance	7,921.5	—	7,921.5
Interest accretion	374.7	—	374.7
Net premiums collected	(592.6)	—	(592.6)
Ending balance at original discount rate	7,703.6	—	7,703.6
Effect of change in discount rate assumptions	419.9	—	419.9
Balance, end of period	$8,123.5	$—	$8,123.5

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$21,199.9	$8,218.8	$29,418.7
Beginning balance at original discount rate	20,221.6	8,630.7	28,852.3
Effect of changes in cash flow assumptions	2,009.4	—	2,009.4
Effect of actual variances from expected experience	113.1	4.0	117.1
Adjusted beginning of year balance	22,344.1	8,634.7	30,978.8
Issuances[1]	—	123.4	123.4
Interest accretion	1,151.4	358.9	1,510.3
Benefit payments	(846.2)	(1,022.4)	(1,868.6)
Ending balance at original discount rate	22,649.3	8,094.6	30,743.9
Effect of change in discount rate assumptions	2,048.4	(214.6)	1,833.8
Balance, end of period	$24,697.7	$7,880.0	$32,577.7

Net liability for future policy benefits	$16,574.2	$7,880.0	24,454.2
Other[2]	23.1	1,638.1	1,661.2
Total liability for future policy benefits	16,597.3	9,518.1	26,115.4
Less: Reinsurance recoverable related to future policy benefits	4.5	7,462.4	7,466.9
Net liability for future policy benefits, after reinsurance recoverable	$16,592.8	$2,055.7	$18,648.5

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

	December 31, 2022
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$8,404.7	$—	$8,404.7
Beginning balance at original discount rate	6,457.3	—	6,457.3
Effect of changes in cash flow assumptions	27.8	—	27.8
Effect of actual variances from expected experience	(33.5)	—	(33.5)
Adjusted beginning of year balance	6,451.6	—	6,451.6
Interest accretion	349.0	—	349.0
Net premiums collected	(564.5)	—	(564.5)
Ending balance at original discount rate	6,236.1	—	6,236.1
Effect of change in discount rate assumptions	176.5	—	176.5
Balance, end of period	$6,412.6	$—	$6,412.6

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$30,089.6	$10,414.4	$40,504.0
Beginning balance at original discount rate	19,870.8	8,949.4	28,820.2
Effect of changes in cash flow assumptions	24.9	216.9	241.8
Effect of actual variances from expected experience	(36.2)	30.7	(5.5)
Adjusted beginning of year balance	19,859.5	9,197.0	29,056.5
Issuances[1]	—	154.5	154.5
Interest accretion	1,105.1	372.8	1,477.9
Benefit payments	(743.0)	(1,093.6)	(1,836.6)
Ending balance at original discount rate	20,221.6	8,630.7	28,852.3
Effect of change in discount rate assumptions	978.3	(411.9)	566.4
Balance, end of period	$21,199.9	$8,218.8	$29,418.7

Net liability for future policy benefits	$14,787.3	$8,218.8	$23,006.1
Other[2]	24.3	1,737.0	1,761.3
Total liability for future policy benefits	14,811.6	9,955.8	24,767.4
Less: Reinsurance recoverable related to future policy benefits	5.7	7,799.8	7,805.5
Net liability for future policy benefits, after reinsurance recoverable	$14,805.9	$2,156.0	$16,961.9

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

	December 31, 2021
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$9,358.8	$—	$9,358.8
Beginning balance at original discount rate	6,782.7	—	6,782.7
Effect of changes in cash flow assumptions	28.5	—	28.5
Effect of actual variances from expected experience	(149.3)	—	(149.3)
Adjusted beginning of year balance	6,661.9	—	6,661.9
Interest accretion	370.6	—	370.6
Net premiums collected	(575.2)	—	(575.2)
Ending balance at original discount rate	6,457.3	—	6,457.3
Effect of change in discount rate assumptions	1,947.4	—	1,947.4
Balance, end of period	$8,404.7	$—	$8,404.7

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$32,047.2	$11,591.9	$43,639.1
Beginning balance at original discount rate	19,549.7	9,514.6	29,064.3
Effect of changes in cash flow assumptions	52.9	—	52.9
Effect of actual variances from expected experience	(170.8)	18.3	(152.5)
Adjusted beginning of year balance	19,431.8	9,532.9	28,964.7
Issuances[1]	—	197.3	197.3
Interest accretion	1,111.6	397.2	1,508.8
Benefit payments	(672.6)	(1,178.0)	(1,850.6)
Ending balance at original discount rate	19,870.8	8,949.4	28,820.2
Effect of change in discount rate assumptions	10,218.8	1,465.0	11,683.8
Balance, end of period	$30,089.6	$10,414.4	$40,504.0

Net liability for future policy benefits	$21,684.9	$10,414.4	$32,099.3
Other[2]	29.8	2,191.8	2,221.6
Total liability for future policy benefits	21,714.7	12,606.2	34,320.9
Less: Reinsurance recoverable related to future policy benefits	7.4	9,904.7	9,912.1
Net liability for future policy benefits, after reinsurance recoverable	$21,707.3	$2,701.5	$24,408.8

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of income as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Closed Block segment presented in the rollforward activity above.

	Year Ended December 31, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$696.1	$223.8	$919.9
Interest accretion	$776.7	$358.9	$1,135.6

	Year Ended December 31, 2022
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$697.5	$250.0	$947.5
Interest accretion	$756.1	$372.8	$1,128.9

	Year Ended December 31, 2021
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$705.0	$294.9	$999.9
Interest accretion	$741.0	$397.2	$1,138.2

	December 31, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$61,447.7	$11,893.7	$73,341.4
Expected future gross premiums	$14,486.4	$—	$14,486.4

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$8,241.7	$—	$8,241.7

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.2%
Current discount rate	5.0%	4.9%	4.9%

Weighted average duration of the liability	16.4 years	7.3 years	13.2 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

	December 31, 2022
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$52,544.0	$12,749.0	$65,293.0
Expected future gross premiums	$12,629.9	$—	$12,629.9

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,333.5	$—	$7,333.5

Weighted average interest rate:
Interest accretion rate	5.5%	4.6%	5.2%
Current discount rate	5.2%	5.1%	5.2%

Weighted average duration of the liability	15.5 years	7.4 years	12.4 years

	December 31, 2021
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$53,395.1	$13,138.4	$66,533.5
Expected future gross premiums	$13,159.0	$—	$13,159.0

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,518.9	$—	$7,518.9

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.2%
Current discount rate	2.8%	2.5%	2.7%

Weighted average duration of the liability	16.3 years	7.3 years	12.7 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets are as follows:

	December 31
	2023	2022	2021
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$9,352.7	$9,668.7	$12,020.0
Unum International	2,293.2	2,063.2	2,955.8
Colonial Life	1,997.8	1,858.4	2,482.9
Closed Block[1]	26,115.4	24,767.4	34,320.9
Other products[1]	250.3	219.4	212.0
Total liability for future policy benefits	$40,009.4	$38,577.1	$51,991.6

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
Unum Group and Subsidiaries

Note 7 - Policyholders' Account Balances

Policyholders' account balances primarily include our universal life and corporate-owned life insurance products. Policyholders' account balances reflect customer deposits and interest credited less cost of insurance, administration expenses, surrender charges, and customer withdrawals.

The following table presents the balances and changes in the policyholders' account balances:

	December 31, 2023
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$586.8	$852.4	$4,159.4	$5,598.6
Premiums received	58.5	84.9	31.7	175.1
Policy charges[1]	(60.4)	(74.7)	(107.2)	(242.3)
Surrenders and withdrawals	(33.3)	(36.8)	(18.8)	(88.9)
Benefit payments	(9.7)	(7.2)	(216.2)	(233.1)
Interest credited	22.2	34.2	322.1	378.5
Other	14.5	0.1	(88.3)	(73.7)
Balance, end of period	578.6	852.9	4,082.7	5,514.2
Reserves in excess of account balance	99.5	16.9	37.1	153.5
Total policyholders' account balances	678.1	869.8	4,119.8	5,667.7
Less: Reinsurance recoverable related to policyholders' account balances	0.9	—	4,119.8	4,120.7
Net policyholders' account balances, after reinsurance recoverable	$677.2	$869.8	$—	$1,547.0

Weighted average crediting rate	3.9%	4.1%	8.0%	7.0%
Net amount at risk[2]	$4,495.6	$8,760.1	$1,824.3	$15,080.0
Cash surrender value	$566.9	$813.5	$4,062.3	$5,442.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Policyholders' Account Balances - Continued

	December 31, 2022
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$598.7	$849.2	$4,231.7	$5,679.6
Premiums received	64.5	90.9	32.2	187.6
Policy charges[1]	(64.5)	(78.0)	(105.5)	(248.0)
Surrenders and withdrawals	(32.9)	(36.2)	(21.3)	(90.4)
Benefit payments	(10.7)	(8.0)	(292.8)	(311.5)
Interest credited	23.5	34.2	311.5	369.2
Other	8.2	0.3	3.6	12.1
Balance, end of period	586.8	852.4	4,159.4	5,598.6
Reserves in excess of account balance	92.9	16.7	32.0	141.6
Total policyholders' account balances	679.7	869.1	4,191.4	5,740.2
Less: Reinsurance recoverable related to policyholders' account balances	1.1	0.2	4,191.4	4,192.7
Net policyholders' account balances, after reinsurance recoverable	$678.6	$868.9	$—	$1,547.5

Weighted average crediting rate	4.0%	4.1%	7.6%	6.7%
Net amount at risk[2]	$4,908.0	$9,338.5	$1,931.6	$16,178.1
Cash surrender value	$583.3	$800.9	$4,045.9	$5,430.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Policyholders' Account Balances - Continued

	December 31, 2021
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$616.7	$843.8	$4,218.0	$5,678.5
Premiums received	69.6	97.5	37.4	204.5
Policy charges[1]	(69.3)	(82.4)	(101.2)	(252.9)
Surrenders and withdrawals	(39.5)	(35.7)	(14.3)	(89.5)
Benefit payments	(11.4)	(8.5)	(234.1)	(254.0)
Interest credited	23.7	34.0	315.4	373.1
Other	8.9	0.5	10.5	19.9
Balance, end of period	598.7	849.2	4,231.7	5,679.6
Reserves in excess of account balance	82.9	21.5	30.8	135.2
Total policyholders' account balances	681.6	870.7	4,262.5	5,814.8
Less: Reinsurance recoverable related to policyholders' account balances	1.2	0.3	4,262.5	4,264.0
Net policyholders' account balances, after reinsurance recoverable	$680.4	$870.4	$—	$1,550.8

Weighted average crediting rate	3.9%	4.1%	7.8%	6.8%
Net amount at risk[2]	$5,356.1	$10,000.6	$2,052.0	$17,408.7
Cash surrender value	$584.8	$784.6	$4,134.7	$5,504.1

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
Unum Group and Subsidiaries

Note 7 - Policyholders' Account Balances - Continued
The balance of the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums is as follows.

	December 31, 2023
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$91.9	$—	$—	$—	$91.9
4.00% - 4.99%	227.1	190.1	37.7	—	454.9
5.00% - 6.00%	31.8	—	—	—	31.8
	350.8	190.1	37.7	—	578.6

	Colonial Life
4.00% - 5.00%	846.7	6.2	—	—	852.9

	Closed Block - All Other
3.00% - 5.99%	526.8	1,081.8	30.7	—	1,639.3
6.00% - 8.99%	1.3	31.0	—	—	32.3
9.00% - 11.99%	318.4	2,036.5	—	—	2,354.9
12.00% - 15.00%	—	56.2	—	—	56.2
	846.5	3,205.5	30.7	—	4,082.7

Total	$2,044.0	$3,401.8	$68.4	$—	$5,514.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Policyholders' Account Balances - Continued

	December 31, 2022
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$94.4	$—	$—	$—	$94.4
4.00% - 4.99%	274.5	183.9	—	—	458.4
5.00% - 6.00%	34.0	—	—	—	34.0
	402.9	183.9	—	—	586.8

	Colonial Life
4.00% - 5.00%	846.4	6.0	—	—	852.4

	Closed Block - All Other
3.00% - 5.99%	1,661.7	29.1	6.4	—	1,697.2
6.00% - 8.99%	31.4	—	—	—	31.4
9.00% - 11.99%	2,378.2	—	—	—	2,378.2
12.00% - 15.00%	52.6	—	—	—	52.6
	4,123.9	29.1	6.4	—	4,159.4

Total	$5,373.2	$219.0	$6.4	$—	$5,598.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Policyholders' Account Balances - Continued

	December 31, 2021
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$98.0	$—	$—	$—	$98.0
4.00% - 4.99%	288.8	177.0	—	—	465.8
5.00% - 6.00%	34.9	—	—	—	34.9
	421.7	177.0	—	—	598.7

	Colonial Life
4.00% - 5.00%	843.4	5.8	—	—	849.2

	Closed Block - All Other
3.00% - 5.99%	1,816.1	30.2	6.4	—	1,852.7
6.00% - 8.99%	29.6	—	—	—	29.6
9.00% - 11.99%	2,300.4	—	—	—	2,300.4
12.00% - 15.00%	49.0	—	—	—	49.0
	4,195.1	30.2	6.4	—	4,231.7

Total	$5,460.2	$213.0	$6.4	$—	$5,679.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Deferred Acquisition Costs
The following tables display the changes in DAC throughout the year:

	December 31, 2023
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,185.1	$37.0	$1,337.9	$2,560.0
Capitalization	314.7	14.6	302.9	632.2
Amortization expense	(267.6)	(8.4)	(205.4)	(481.4)
Foreign currency	—	3.7	—	3.7
Balance, end of year	$1,232.2	$46.9	$1,435.4	$2,714.5

	December 31, 2022
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,152.9	$36.4	$1,238.1	$2,427.4
Capitalization	273.1	12.0	271.8	556.9
Amortization expense	(240.9)	(8.2)	(172.0)	(421.1)
Foreign currency	—	(3.2)	—	(3.2)
Balance, end of year	$1,185.1	$37.0	$1,337.9	$2,560.0

	December 31, 2021
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,181.0	$32.0	$1,144.7	$2,357.7
Capitalization	257.8	12.8	252.6	523.2
Amortization expense	(285.9)	(7.0)	(159.2)	(452.1)
Foreign currency	—	(1.4)	—	(1.4)
Balance, end of year	$1,152.9	$36.4	$1,238.1	$2,427.4

	December 31, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$61.0	$49.3	$601.0	$464.4	$9.4	$1,185.1
Capitalization	60.2	38.6	115.8	87.4	12.7	314.7
Amortization expense	(57.6)	(39.0)	(106.2)	(54.0)	(10.8)	(267.6)
Balance, end of year	$63.6	$48.9	$610.6	$497.8	$11.3	$1,232.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Deferred Acquisition Costs - Continued

	December 31, 2022
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$60.9	$53.9	$588.6	$441.8	$7.7	$1,152.9
Capitalization	53.1	37.3	100.0	72.0	10.7	273.1
Amortization expense	(53.0)	(41.9)	(87.6)	(49.4)	(9.0)	(240.9)
Balance, end of year	$61.0	$49.3	$601.0	$464.4	$9.4	$1,185.1

	December 31, 2021
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$95.3	$76.4	$569.7	$423.6	$16.0	$1,181.0
Capitalization	49.8	36.1	99.4	63.9	8.6	257.8
Amortization expense	(84.2)	(58.6)	(80.5)	(45.7)	(16.9)	(285.9)
Balance, end of year	$60.9	$53.9	$588.6	$441.8	$7.7	$1,152.9

During the third quarter of 2023, we updated our policyholder lapse and mortality assumptions used to develop the future amortization for DAC for the Unum US voluntary benefits product line and the Colonial Life segment. During the third quarter of 2022 and 2021, we updated our policyholder lapse and mortality assumptions used to develop the future amortization for DAC for the Unum US individual disability and voluntary benefits product lines as well as for the Colonial Life segment. These assumption updates were consistent with the related assumption updates for the liability for future policy benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Income Tax
Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Net Income	$356.3	$342.8	$279.6
Stockholders' Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gain (Loss) on Securities	300.6	(1,890.8)	(346.9)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy and Contract Benefits, Net of Reinsurance	(256.5)	2,385.1	622.8
Change in Net Gain (Loss) on Hedges	(17.0)	(19.2)	(9.8)
Change in Foreign Currency Translation Adjustment	0.9	(0.1)	4.2
Change in Unrecognized Pension and Postretirement Benefit Costs	(2.7)	18.9	42.1
Total	$381.6	$836.7	$592.0

A reconciliation of the income tax provision at the U.S. federal statutory rate to the income tax rate as reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2023	2022	2021
Statutory Income Tax	21.0%	21.0%	21.0%
Policyholder Reserves	(0.6)	(1.7)	2.0
Other Items, Net	1.3	0.3	(0.8)
Effective Tax	21.7%	19.6%	22.2%

Our net deferred tax asset consists of the following.

	December 31
	2023	2022
	(in millions of dollars)
Deferred Tax Asset
Invested Assets	$354.5	$664.9
Reserves	462.6	116.4
Employee Benefits	161.9	158.3
Other	35.8	34.4
Gross Deferred Tax Asset	1,014.8	974.0
Less: Valuation Allowance	11.0	10.3
Net Deferred Tax Asset	1,003.8	963.7

Deferred Tax Liability
Deferred Acquisition Costs	175.1	177.7
Fixed Assets	36.7	48.9
Cost of Reinsurance	119.7	131.6
Other	49.9	44.7
Gross Deferred Tax Liability	381.4	402.9
Net Deferred Tax Asset	$622.4	$560.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Income Tax - Continued
Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Income Before Tax
Domestic	$1,506.2	$1,596.8	$1,150.5
Foreign	133.9	153.2	110.1
Total	$1,640.1	$1,750.0	$1,260.6

Current Tax Expense (Benefit)
Federal	$440.4	$306.5	$180.7
State and Local	(2.5)	12.7	2.6
Foreign	14.1	154.3	29.5
Total	452.0	473.5	212.8

Deferred Tax Expense (Benefit)
Federal	(106.2)	42.7	54.0
State and Local	(1.5)	1.1	(2.2)
Foreign	12.0	(174.5)	15.0
Total	(95.7)	(130.7)	66.8

Total Tax Expense	$356.3	$342.8	$279.6

On June 10, 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax increase from 19 percent to 25 percent, effective April 1, 2023, which resulted in $23.6 million of additional tax expense in operating earnings for the revaluation of our deferred tax assets and liabilities in 2021.

As of December 31, 2023, our plans for future repatriations of cash from our foreign subsidiaries can include no more than the amount of capital above that which is required by U.K. regulatory capital requirements.  The remainder of our investment in our foreign subsidiaries is indefinitely reinvested.

Our consolidated statements of income include the following changes in unrecognized tax benefits.

	December 31
	2023	2022	2021
	(in millions of dollars)
Balance at Beginning of Year	$177.4	$198.8	$219.7
Decreases for Tax Positions Related to Prior Years	(20.7)	(21.0)	(20.9)
Lapse of the Applicable Statute of Limitations	—	(0.4)	—
Balance at End of Year	156.7	177.4	198.8
Less Tax Attributable to Temporary Items Included Above	(42.4)	(63.5)	(84.7)
Total Unrecognized Tax Benefits That if Recognized Would Affect the Effective Tax Rate	$114.3	$113.9	$114.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Income Tax - Continued
In 2018, we recorded $261.1 million gross unrecognized tax benefits for a policyholder reserves position taken on our 2017 federal tax return, which if recognized, would decrease our tax expense by $112.9 million. The balances of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility are $42.4 million at December 31, 2023, $63.5 million at December 31, 2022, and $84.7 million at December 31, 2021. It is reasonably possible that this item could reverse in the next 12 months following review by the IRS. We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense. We recognized $12.2 million, $7.8 million, and $5.5 million of interest expense related to unrecognized tax benefits during 2023, 2022, and 2021, respectively. The liability for net interest expense on uncertain tax positions was approximately $46.2 million, $34.0 million, and $26.2 million as of December 31, 2023, 2022, and 2021, respectively.

We file federal and state income tax returns in the United States and in foreign jurisdictions. Tax years 2013, 2016, 2017 and tax years subsequent to 2018 remain subject to examination by the IRS. All major foreign jurisdictions remain subject to examination for tax years subsequent to 2021 with the exception of Poland for which tax years subsequent to 2017 remain subject to examination. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

We file state income tax returns in nearly every state in the United States. Tax years subsequent to 2017 remain subject to examination depending on the statute of limitation established by the various states, which is generally three to four years.

As of December 31, 2023, we have no federal net operating loss or capital loss carryforwards. We have net operating loss carryforwards for state and local income tax of approximately $183.9 million, most of which is expected to expire unused between 2024 and 2043.

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.  Our valuation allowance was $11.0 million and $10.3 million at December 31, 2023 and 2022, respectively, the majority of which related to our cumulative deferred state income tax benefits. The de minimis remaining amount of our valuation allowance relates to unrealized tax losses on buildings which we own and occupy in the U.K. We recorded an increase in our valuation allowance of $0.7 million during 2023 and a decrease of $2.4 million in 2022, primarily in other comprehensive income.

Total income taxes paid during 2023 and 2022 were $446.0 million and $375.0 million, respectively. Total income taxes refunded during 2021 were $51.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Debt
Debt consists of the following:

			December 31
			2023	2022
	Interest Rates	Maturities	(in millions of dollars)
Outstanding Principal
Senior Notes issued 1998	6.750 - 7.250%	2028	$335.8	$335.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2019	4.000%	2029	400.0	400.0
Senior Notes issued 2019	4.500%	2049	450.0	450.0
Senior Notes issued 2021	4.125%	2051	600.0	600.0
Medium-term Notes issued 1990 - 1996	7.190%	2028	18.5	18.5
Junior Subordinated Debt Securities issued 1998	7.405%	2038	189.7	189.7
Junior Subordinated Debt Securities issued 2018	6.250%	2058	300.0	300.0
Term Loan issued 2022	Variable	2027	350.0	350.0
Less:
Unamortized Net Premium			2.5	2.5
Unamortized Debt Issuance Costs			(30.6)	(33.2)
Total Long-term Debt			$3,430.4	$3,427.8

Short-term Debt
Medium-term Notes Issued 1990	7.000%	2023	—	2.0

Total Debt			$3,430.4	$3,429.8

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

The aggregate contractual principal maturities are $275.0 million in 2025, $350.0 million in 2027, $354.3 million in 2028, and $2,479.2 million thereafter.

Unsecured Notes

In August 2022, we redeemed $350.0 million aggregate principal amount of our 4.000% senior notes due 2024, for which we incurred costs of $3.0 million.

In June 2021, we issued $600.0 million of 4.125% senior notes due 2051. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

In June 2021, we purchased and retired $500.0 million of 4.500% senior notes due 2025, for which we incurred costs of $67.3 million and has been recorded within cost related to the early retirement of debt in the consolidated statements of income and is included within our Corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Debt- Continued
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

Interest Paid

Interest paid on long-term and short-term debt and related securities during 2023, 2022, and 2021 was $183.6 million, $172.9 million, and $181.6 million, respectively.

Facility Agreement for Contingent Issuance of Senior Notes

During November 2021, we entered into a 20-year facility agreement with a Delaware trust (the P-Caps Trust) in connection with the sale by the trust of $400.0 million of pre-capitalized trust securities in a Rule 144A private placement. The trust invested the proceeds from the sale of the trust securities in a portfolio of principal and interest strips of U.S. Treasury securities. The facility agreement provides us the right to issue and sell to the trust, on one or more occasions, up to an aggregate principal amount outstanding at any one time of $400.0 million of our 4.046% senior notes which would be due August 15, 2041 in exchange for U.S. Treasury securities held by the trust. These senior notes will not be issued unless and until the issuance right is exercised. The exercise of the issuance right triggers recognition of the senior notes on our consolidated balance sheets. As the amount we receive upon exercise of the issuance right is contingent upon the value of the U.S. Treasury securities, a decline in the value of the U.S. Treasury securities reduces the amount we would receive upon exercise of the issuance right. In return, we will pay a semi-annual facility fee to the trust at a rate of 2.225% per year on the unexercised portion of the maximum amount of senior notes that we could issue and sell to the trust and we will reimburse the trust for its expenses. We may also direct the trust to grant the right to exercise the issuance right with respect to all or a designated amount of the senior notes to one or more assignees (who are our consolidated subsidiaries or persons to whom we have an obligation).

The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, such as paying the facility fee or reimbursing the trust for its expenses, if the failure to pay is not cured within 30 days, or upon certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Debt- Continued
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

Credit Facilities

In April 2022, we amended and restated our existing credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The credit facility, which was previously set to expire in April 2024, was extended through April 2027. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Certain of our traditional U.S. life insurance subsidiaries, Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), and Colonial Life & Accident Insurance Company, joined the agreement and may borrow under the credit facility, and we can elect to add additional insurance subsidiaries to the facility at any later date. Any obligation of a subsidiary under the credit facility is several only and not joint and is subject to an unconditional guarantee by Unum Group. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility also provides for the issuance of letters of credit subject to certain terms and limitations. The credit facility provides for borrowings at an interest rate based on the prime rate, the federal funds rate or the SOFR. At December 31, 2023, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

In the third quarter of 2021, we terminated our three-year, $100.0 million unsecured revolving credit facility, which was originally set to expire in April 2022. There were no letters of credit issued from the credit facility and there were no borrowed amounts outstanding at the time of termination. Also in the third quarter of 2021, we entered into a new five-year, £75.0 million senior unsecured standby letter of credit facility with the same syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75 million until its scheduled expiration in July 2026. The credit facility provides for borrowings at an interest rate based on the prime rate or the federal funds rate. In December 2023, we entered into a new five-year, £75 million senior standby letter of credit facility pursuant to which a standby letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in December 2028. In connection with and as security for the December 2023 senior standby letter of credit facility, we granted to the issuer of the standby letter of credit the right to exercise, if an event of default has occurred and is continuing, the issuance right in our 20-year facility agreement with the P-Caps Trust, up to a maximum of $200.0 million. The credit facility provides for borrowings at an interest rate based on Sterling Overnight Index Average rate. At December 31, 2023, there were no borrowed amounts outstanding under the credit facilities or letters of credit. If drawings are made in the future, we may elect to borrow such amounts from the lenders pursuant to term loans made under the credit facilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
U.S. Pension Plan Annuity Purchase

In November 2023, we purchased a group annuity contract which transferred a portion of our U.S. qualified defined benefit pension plan obligation to a third party. Under the transaction, which was funded with plan assets, we transferred the responsibility for pension benefits and annuity administration for approximately 1,275 retirees or their beneficiaries receiving less than $700 in monthly benefit payments from the plan. This transfer resulted in a reduction in our U.S. qualified defined benefit pension plan obligation of approximately $72 million and is reflected in the Benefits and Expenses Paid line item within the following table regarding changes in our benefit obligation.

Amortization Period of Actuarial Gain or Loss and Prior Service Cost or Credit

Because all participants in the U.S. and U.K. pension plans are considered inactive, we amortize the net actuarial gain or loss and prior service credit or cost for these plans over the average remaining life expectancy of the plans. As of December 31, 2023, the estimate of the average remaining life expectancy of the plans was approximately 24 years for the U.S. plans and 27 years for the U.K. plan. During 2023, we amortized the net actuarial gain or loss and prior service credit or cost for the OPEB plan over the average remaining future working lifetime for active participants in the plan. Beginning in 2024, as substantially all of our participants in our OPEB plan will be considered inactive, we will begin to amortize over the average remaining life expectancy of the plan which is estimated to be 12 years.

The following table provides the changes in the benefit obligation and fair value of plan assets and the funded status of the plans.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2023	2022	2023	2022	2023	2022
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,585.5	$2,207.5	$157.9	$278.3	$83.9	$110.3
Service Cost	9.2	7.7	—	—	—	—
Interest Cost	87.9	67.2	7.7	5.0	4.5	3.0
Plan Participant Contributions	—	—	—	—	0.1	0.1
Actuarial Loss (Gain) (1)	61.0	(604.1)	3.8	(92.4)	(0.5)	(19.4)
Benefits and Expenses Paid	(168.3)	(92.8)	(5.7)	(5.4)	(9.0)	(10.1)
Change in Foreign Exchange Rates	—	—	8.6	(27.6)	—	—
Benefit Obligation at End of Year	$1,575.3	$1,585.5	$172.3	$157.9	$79.0	$83.9

Accumulated Benefit Obligation at December 31	$1,575.3	$1,585.5	$172.3	$158.0	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,308.3	$1,801.7	$140.5	$303.7	$8.5	$9.0
Actual Return on Plan Assets	145.6	(410.6)	3.1	(128.4)	—	0.1
Employer Contributions	10.3	10.0	—	—	8.6	9.4
Plan Participant Contributions	—	—	—	—	0.1	0.1
Benefits and Expenses Paid	(168.3)	(92.8)	(5.7)	(5.4)	(9.0)	(10.1)
Change in Foreign Exchange Rates	—	—	7.5	(29.4)	—	—
Fair Value of Plan Assets at End of Year	$1,295.9	$1,308.3	$145.4	$140.5	$8.2	$8.5

Underfunded Status	$279.4	$277.2	$26.9	$17.4	$70.8	$75.4

(1) The actuarial losses recognized in 2023 for the U.S. and U.K. plans were driven by decreases in the discount rate assumption. Also contributing to the actuarial loss for the U.K. plan in 2023 was unfavorable plan experience resulting from a higher than expected rate of inflation. The actuarial gain recognized in 2023 for the OPEB plan was driven by favorable plan experience mostly offset by a decrease in the assumed discount rate. The actuarial gains recognized in 2022 for the U.S., OPEB, and U.K. plans were primarily driven by increases in the discount rate assumption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2023 and 2022 are as follows.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2023	2022	2023	2022	2023	2022
	(in millions of dollars)
Current Liability	$9.1	$8.8	$—	$—	$0.7	$1.1
Noncurrent Liability	270.3	268.4	26.9	17.4	70.1	74.3
Underfunded Status	$279.4	$277.2	$26.9	$17.4	$70.8	$75.4

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(510.2)	$(517.8)	$(95.0)	$(83.7)	$21.2	$31.6
Prior Service Credit (Cost)	(0.6)	(0.6)	(0.2)	(0.2)	2.3	2.5
	(510.8)	(518.4)	(95.2)	(83.9)	23.5	34.1
Income Tax	211.2	213.5	22.2	19.5	3.4	1.1
Total Included in Accumulated Other Comprehensive Income (Loss)	$(299.6)	$(304.9)	$(73.0)	$(64.4)	$26.9	$35.2

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2023 and 2022.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2023	2022	2023	2022	2023	2022
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(304.9)	$(383.2)	$(64.4)	$(34.0)	$35.2	$21.2
Net Actuarial Gain (Loss)
Amortization	15.2	16.3	2.5	0.4	(10.5)	(1.0)
All Other Changes	(7.6)	87.7	(13.8)	(41.2)	0.1	19.0
Prior Service Credit (Cost)
Amortization	—	—	—	—	(0.2)	(0.2)
Change in Income Tax	(2.3)	(25.7)	2.7	10.4	2.3	(3.8)
Accumulated Other Comprehensive Income (Loss) at End of Year	$(299.6)	$(304.9)	$(73.0)	$(64.4)	$26.9	$35.2

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
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
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

The investment strategy for our U.K. plan includes increasing the funded ratio in a risk-controlled manner where the risk taken in the investment strategy reduces as the funded status of the plan increases. Assets for our U.K. plan are invested in a portfolio of diversified growth assets as well as a portfolio of fixed income and index-linked securities. The portfolio of growth assets consists of funds invested primarily in global equity securities, investment-grade and below-investment-grade fixed interest securities, including emerging market securities as well as diversified alternatives. The portfolio of fixed interest and index-linked securities are invested primarily in leveraged interest rate and inflation-linked gilt funds of varying durations designed to broadly match the interest rate and inflation sensitivities of the plan's liabilities. At December 31, 2023, our target allocation was approximately 48 percent to growth assets and 52 percent to fixed interest and index-linked securities. When the funded status of the plan increases, we utilize a de-risking framework whereby the allocation to fixed interest and index-linked securities increases and the allocation to growth assets is lowered. Simultaneously, the hedge ratio of interest rate and inflation risk will increase with the intention of reducing funding level volatility. There are no categories of investments that are specifically prohibited by the U.K. plan, but there are general guidelines that ensure prudent investment action is taken. Such guidelines include the prevention of the plan from using derivatives for speculative purposes and limiting the concentration of risk in any one type of investment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
The categorization of fair value measurements by input level for the invested assets in our U.S. plans is shown below. The carrying values of investment-related receivables and payables approximate fair value due to the short-term nature of the securities and are not included in the following chart. Investments valued using net asset value as a practical expedient are not required to be categorized by input level, but these investments are included as follows to reconcile to total invested assets.

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
Global	$55.0	$—	$—	$390.8	$445.8
Fixed Income Securities:
U.S. Government and Agencies[1]	215.9	40.8	—	—	256.7
Corporate	—	—	—	130.0	130.0
Non-U.S. Emerging Markets	—	—	—	27.9	27.9
Opportunistic Credits	—	—	—	150.6	150.6
Real Estate	—	—	—	162.8	162.8
Alternative Investments:
Private Equity Direct Investments	—	—	—	68.5	68.5
Private Equity Funds of Funds	—	—	—	40.7	40.7
Cash Equivalents	16.0	—	—	—	16.0
Total Invested Assets	$286.9	$40.8	$—	$971.3	$1,299.0
1 U.S. Government and Agencies Fixed Income Securities includes derivative assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued

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

Certain equity, opportunistic credit, and fixed-income securities are valued based on the NAV of the underlying holdings as of the reporting date. We made no adjustments to the NAV for 2023 or 2022. These investments have no unfunded commitments and no specific redemption restrictions.

Alternative investments are valued based on NAV one quarter in arrears and our real estate investments are valued based on NAV one month in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2023 or 2022. The private equity direct investments and private equity funds of funds generally cannot be redeemed by investors. Distributions of capital from the sale of underlying fund assets may occur at any time, but are generally concentrated between five and eight years from the formation of the fund. At December 31, 2023 and 2022, these investments had unfunded commitments of $17.5 million and $24.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
The categorization of fair value measurements by input level for the invested assets in our U.K. plan is shown below. Investments valued using NAV as a practical expedient are not required to be categorized by input level, but these investments are included as follows to reconcile to total invested assets.

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Diversified Growth Assets	$28.1	$—	$—	$5.9	$34.0
Fixed Income and Index-linked Securities	75.3	—	—	—	75.3
Alternative Investments	—	—	—	34.8	34.8
Cash Equivalents	1.3	—	—	—	1.3
Total Invested Assets	$104.7	$—	$—	$40.7	$145.4

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Diversified Growth Assets	$32.3	$—	$—	$8.3	$40.6
Fixed Income and Index-linked Securities	70.6	—	—	—	70.6
Alternative Investments	—	—	—	28.1	28.1
Cash Equivalents	1.9	—	—	—	1.9
Total Invested Assets	$104.8	$—	$—	$36.4	$141.2

The level 1 diversified growth assets and fixed interest and index-linked securities consist of individual funds that are valued based on unadjusted quoted prices from active markets for identical securities. Certain diversified growth assets were valued based on the NAV of the underlying holdings as of the reporting date. Alternative investments are valued based on NAV one quarter in arrears. We evaluate the need for adjustments to the NAV of the alternative investments based on an evaluation of cash flows in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2023 or 2022. These investments generally cannot be redeemed by investors. These investments had unfunded commitments at December 31, 2023 and 2022 of $9.9 million and $17.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$8.2	$8.2

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$8.5	$8.5

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31, 2023
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$8.5	$—	$8.7	$(9.0)	$8.2

	Year Ended December 31, 2022
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$9.0	$0.1	$9.5	$(10.1)	$8.5

For the years ended December 31, 2023 and 2022, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of Level 3 during 2023 or 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2023	2022	2023	2022	2023	2022
Benefit Obligations
Discount Rate	5.40%	5.70%	4.50%	4.80%	5.40%	5.70%
Rate of Compensation Increase	N/A	N/A	2.40%	2.50%	N/A	N/A

Net Periodic Benefit Cost
Discount Rate	5.70%	3.10%	4.80%	2.00%	5.70%	2.90%
Expected Return on Plan Assets	7.25%	6.00%	6.70%	4.20%	5.75%	5.75%
Rate of Compensation Increase	N/A	N/A	2.50%	2.90%	N/A	N/A

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

The expected return assumption for the life insurance reserve for our OPEB plan is based on full investment in fixed income securities with an average book yield of 4.46 percent and 4.31 percent in 2023 and 2022, respectively.

The rate of compensation increase assumption for our U.K. plan is generally based on periodic studies of compensation trends.

At December 31, 2023 and 2022, the annual rates of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year are 6.75 percent and 7.00 percent, respectively, for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rates are assumed to change gradually to 5.00 percent by 2031 for measurement at December 31, 2023 and remain at that level thereafter. The annual rates of increase in the per capita cost of covered postretirement health benefits do not apply to retirees whose postretirement health care benefits are provided through an exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost (credit) for the years ended December 31.

	Pension Benefits
	U.S. Plans			U.K. Plan			OPEB
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	(in millions of dollars)
Service Cost	$9.2	$7.7	$9.6	$—	$—	$—	$—	$—	$—
Interest Cost	87.9	67.2	65.0	7.7	5.0	4.2	4.5	3.0	3.0
Expected Return on Plan Assets	(92.0)	(105.9)	(100.6)	(8.5)	(10.9)	(9.8)	(0.5)	(0.5)	(0.5)
Amortization of:
Net Actuarial Loss (Gain)	15.2	16.3	21.3	2.5	0.4	1.3	(10.5)	(1.0)	—
Prior Service Credit	—	—	—	—	—	—	(0.2)	(0.2)	(0.2)
Total Net Periodic Benefit Cost (Credit)	$20.3	$(14.7)	$(4.7)	$1.7	$(5.5)	$(4.3)	$(6.7)	$1.3	$2.3

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost (credit) are included in other expenses.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
	U.S. Plans	U.K. Plan	OPEB
	(in millions of dollars)
Year			Gross	Subsidy Payments	Net
2024	$83.5	$6.7	$9.1	$—	$9.1
2025	87.0	7.1	8.7	—	8.7
2026	91.2	7.7	8.3	—	8.3
2027	95.1	8.2	8.0	—	8.0
2028	98.8	8.5	7.6	—	7.6
2029-2033	533.2	47.0	31.9	0.1	31.8

Funding Policy

The funding policy for our U.S. qualified defined benefit pension plan is to contribute an amount at least equal to the minimum contributions required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for our U.S. qualified defined benefit pension plan in 2023 and made no amount of voluntary contributions during 2023. We do not expect to have regulatory contribution requirements for our U.S. qualified defined benefit pension plan in 2024, but we reserve the right to make voluntary contributions during 2024. The funding policy for our U.S. non-qualified defined benefit pension plan, which is not subject to ERISA, is to contribute the amount necessary to satisfy the liabilities of the plan as they come due to participants. We expect to make contributions to the U.S. non-qualified defined benefit pension plan of approximately $9 million to fund the benefit payments in 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
We had no regulatory contribution requirements for our U.K. defined benefit pension plan in 2023 and made no amount of voluntary contributions during 2023. We do not expect to have regulatory contribution requirements for our U.K. defined benefit pension plan in 2024, but we reserve the right to make voluntary contributions during 2024.

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

During the years ended December 31, 2023, 2022, and 2021, we recognized costs of $74.3 million, $70.9 million, and $71.0 million, respectively, for our U.S. defined contribution plan. We recognized costs of $5.7 million, $4.9 million, and $4.9 million in 2023, 2022, and 2021, respectively, for our U.K. defined contribution plan.

Note 12 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars, except share data)
Numerator
Net Income	$1,283.8	$1,407.2	$981.0

Denominator (000s)
Weighted Average Common Shares - Basic	196,659.7	200,647.2	204,232.9
Dilution for Assumed Exercises of Nonvested Stock Awards	942.3	1,462.2	615.0
Weighted Average Common Shares - Assuming Dilution	197,602.0	202,109.4	204,847.9

Net Income Per Common Share
Basic	$6.53	$7.01	$4.80
Assuming Dilution	$6.50	$6.96	$4.79

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested stock success units, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested stock success units and nonvested restricted stock units will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested stock success units and nonvested restricted stock units. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 0.5 million, 0.1 million, and 1.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. See Note 13 for further discussion of our stock-based compensation plans.

Common Stock

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price.

Our board of directors has authorized the following repurchase programs:

	October 2023 Authorization	December 2022 Authorization[1]	October 2021 Authorization
	(in millions)
Effective Date	January 1, 2024	January 1, 2023	October 25, 2021
Expiration Date	None	December 31, 2023	December 31, 2022
Authorized Repurchase Amount	$500.0	$250.0	$250.0
Shares Repurchased Under Repurchase Program	$—	$250.0	$250.0
Remaining Repurchase Amount at December 31, 2023	Not yet effective	$—	$—

1 In February 2023, the December 2022 program was modified to increase the authorized repurchase amount from $200.0 million to $250.0 million.

In August 2022, the Inflation Reduction Act was signed into law in the U.S. and imposes a one percent excise tax on corporate stock repurchases effective January 1, 2023. This excise tax is recorded as part of the cost basis of treasury stock and is assessed on the fair market value of stock repurchases reduced by the fair market value of any shares issued during the period.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions)
Shares Repurchased	5.7	5.7	1.9
Cost of Shares Repurchased[1]	$252.0	$200.1	$50.0

1 Includes $0.1 million of commissions for the years ended December 31, 2023 and 2022, respectively. There were no commissions for the year ended December 31, 2021. Also includes $1.9 million of excise tax for the year ended December 31, 2023. There were no excise taxes during the years ended December 31, 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
As a part of our share repurchase program, we periodically enter into accelerated share repurchase agreements (ASR). Under the terms of these agreements, we make a prepayment to a financial counterparty for which we receive an initial delivery of approximately 75 percent of the total Unum Group common stock to be delivered under the agreement. We simultaneously enter into a forward contract indexed to the price of Unum Group common stock, which subjects the transactions to a future price adjustment. Under the terms of the agreements, we are to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us is settled in shares of Unum Group common stock. Any price adjustment we would be required to pay may be settled in either cash or common stock at our option. Details of our ASRs are as follows:

Prepayment Date	Prepayment Amount	Initial Share Delivery	Forward Contract Settlement Date	Shares Delivered to Settle Forward Contract
(in millions)
January 2024	$100.0	1.6	March 2024	Not yet settled
July 2023	50.0	0.8	September 2023	0.2
February 2022	50.0	1.3	April 2022	0.4
November 2021	50.0	1.4	November 2021	0.5

In December 2023, we retired 115.0 million shares of our treasury stock with a total cost of $3,642.5 million.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 13 - Stock-Based Compensation

Description of Stock Plans

Under the 2022 Stock Incentive Plan (the 2022 Plan), up to 6.8 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each award, under the 2022 plan is counted as 1.00 share. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. The maximum term of each stock option or stock appreciation right is ten years after the date of grant.  At December 31, 2023, approximately 5.9 million shares were available for future grants under the 2022 Plan.

Under the Stock Incentive Plan of 2017 (the 2017 Plan), which was terminated in May 2022 for the purposes of any further grants, up to 17.0 million shares of common stock were available for awards to our employees, officers, consultants, and directors. Awards could be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards. Each full-value award under the 2017 plan, defined as any award other than a stock option or stock appreciation right, were counted as 1.76 shares. Awards granted before the termination of the 2017 Plan remain outstanding in accordance with the plan's terms. Any shares subject to an outstanding award under the 2017 Plan that, after March 15, 2022, is not issued because the award is forfeited, terminates, expires or lapses without being exercised (as applicable), or is settled for cash, becomes available for issuance under the 2022 Plan. Stock options had a term of eight years after the date of grant and fully vested after three years.

We issue new shares of common stock for all of our stock plan vestings and exercises.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Stock-Based Compensation - Continued
Stock Success Units (SSUs)

SSUs are classified as equity. As of December 31, 2023 and 2022, there were 105 thousand shares and 208 thousand shares, respectively, of SSUs outstanding with a weighted average grant date fair value of $18.78 per share. There were no issuances of SSUs during 2023, 2022, or 2021. SSUs vest over a six year period, beginning at the date of grant. One-third of the SSUs are eligible for accelerated vesting on a cumulative basis at the end of each of the one-, three-, and five-year service periods that began on January 1, 2021, if certain performance goals are achieved. Forfeitable dividends on SSUs are accrued in the form of cash. Compensation cost for SSUs subject to accelerated vesting due to the achievement of certain performance conditions at the end of the one-, three-, and five-year service periods is recognized over the implicit service period.

The total fair value of SSUs that vested during both 2023 and 2021 was $1.9 million. No SSUs vested during 2022. At December 31, 2023, we had $0.7 million of unrecognized compensation cost related to SSUs that will be recognized over a remaining weighted average period of 1.05 years. No SSUs were forfeited during 2023.

Performance Share Units (PSUs)

PSUs are classified as equity. There were no new tranches of PSUs issued during 2023, 2022, or 2021. Vesting for the PSUs occurred at the end of a three-year period and was contingent upon our achievement of prospective company performance goals and our total shareholder return relative to a board-approved peer group during the three-year period. Actual performance, including modification for relative total shareholder return, could have resulted in the ultimate award of 40 percent to 180 percent of the initial number of PSUs issued, with the potential for no award if company performance goals had not been achieved during the three-year period. Forfeitable dividend equivalents on PSUs were accrued as cash.

PSU shares represent aggregate initial target awards and accrued dividend equivalents and do not reflect potential increases or decreases resulting from the application of the performance factor determined after the end of the performance periods. At December 31, 2022, the three-year performance period for the 2020 PSU grant was completed and the related shares vested, but the performance factor had not yet been applied. The performance factor, which exceeded 100 percent, was applied during the first quarter of 2023 and resulted in the granting and vesting of an additional 245 thousand shares. We had no outstanding PSUs at December 31, 2023 or 2022 and there were no PSUs forfeited during 2023.

The total fair value of PSUs vested during 2023, 2022, and 2021 was $5.8 million, $4.2 million, and $6.6 million, respectively. At December 31, 2023, we had no unrecognized compensation cost related to PSUs as there are no remaining PSUs outstanding. The estimated compensation expense was adjusted for actual performance experience and was recognized ratably during the service period when it became probable that the performance conditions would be satisfied. Compensation cost for PSUs subject to accelerated vesting at the date of retirement eligibility was recognized over the implicit service period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Stock-Based Compensation - Continued
Cash Incentive Units (CIUs)

CIUs are denominated and settled in cash, with each unit representing the right to receive one dollar. Vesting for the CIUs occurs at the end of a three-year period and is based upon prospective company performance measures and our total shareholder return relative to a board-approved peer group during the three-year period. We originally issued 9.0 million, 8.0 million, and 7.2 million CIUs during 2023, 2022, and 2021, respectively. However, actual performance, including the modification for relative total shareholder return, may result in an award of up to 200 percent of the initial number of CIUs issued.

Activity for CIUs, which are classified as a liability, is as follows:

Units
(000s)
Outstanding at December 31, 2022	15,247
Granted	9,004
Vested[1]	(7,223)
Outstanding at December 31, 2023	17,028
1CIUs in the preceding table do not reflect potential increases or decreases resulting from the application of the performance factor determined after the end of the performance periods. At December 31, 2023, the three-year performance period for the 2021 CIU grant was completed and the related awards vested, but the performance factor has not yet been applied. The performance factor will be applied during the first quarter of 2024, with payment of the awards at that time.

The liability recorded in connection with CIUs at December 31, 2023, 2022, and 2021 was $37.7 million, $16.0 million, and $3.2 million, respectively. There were no CIU payments made during 2023, 2022, and 2021. We had approximately $3.4 million of unrecognized compensation cost related to CIUs that will be recognized over a weighted average period of 1.7 years. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. Compensation cost for CIUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The fair value of CIUs is estimated at each reporting period using the Monte-Carlo simulation model. Key assumptions used to value CIUs granted are as follows:

	Assumptions as of the Year Ended December 31, 2023
	2023 Grant	2022 Grant
Expected Volatility (based on our and our peer group historical daily stock prices)	30%	27%
Expected Life (equals the performance period)	2 years	1 year
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	4.26%	4.75%

	Assumptions as of the Year Ended December 31, 2022
	2022 Grant	2021 Grant
Expected Volatility (based on our and our peer group historical daily stock prices)	30%	33%
Expected Life (equals the performance period)	2 years	1 year
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	4.26%	4.60%

Assumptions as of the Year Ended December 31, 2021
2021 Grant
Expected Volatility (based on our and our peer group historical daily stock prices)	50%
Expected Life (equals the performance period)	2 years
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	0.71%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Stock-Based Compensation - Continued
Restricted Stock Units (RSUs)

RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on RSUs are accrued as cash. Compensation cost for RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

Activity for RSUs, which are classified as equity, is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2022	2,182	$27.20
Granted	780	45.56
Vested	(1,691)	29.54
Forfeited	(58)	31.86
Outstanding at December 31, 2023	1,213	35.51

During 2023, 2022, and 2021, we issued RSUs with a weighted average grant date fair value per share of $45.56, $28.21, and $27.02, respectively.

The total fair value of shares vested during 2023, 2022, and 2021 was $49.9 million, $28.0 million, and $23.9 million, respectively. At December 31, 2023, we had $26.0 million of unrecognized compensation cost related to RSUs that will be recognized over a weighted average period of 0.9 years.

Cash-Settled RSUs

Cash-settled RSUs vested over a one to three-year service period, beginning at the date of grant, and the compensation cost was recognized ratably during the vesting period. Forfeitable dividends on cash-settled RSUs were accrued in the form of cash. Compensation cost for cash-settled RSUs subject to accelerated vesting at the date of retirement eligibility was recognized over the implicit service period.

Activity for cash-settled RSUs, which are classified as a liability, is as follows:

Shares
(000s)
Outstanding at December 31, 2022	23
Vested	(23)
Outstanding at December 31, 2023	—

There were no issuances of cash-settled RSUs during 2023, 2022, and 2021.

The amount payable per unit awarded is equal to the price per share of Unum Group's common stock at settlement of the award, and as such, we measured the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period were recognized as compensation cost over the service period. Changes in the amount of the liability due to stock price changes after the service period were recognized as compensation cost during the period in which the changes occurred. The liability recorded in connection with cash-settled RSUs at December 31, 2022, and 2021 was $0.8 million and $0.5 million, respectively. There was no remaining liability for cash-settled RSUs at December 31, 2023. Cash-settled RSU payments made during 2023, 2022, and 2021 were $1.1 million, $0.6 million, and $0.6 million, respectively. At December 31, 2023, we had no unrecognized compensation cost related to cash-settled RSUs as there are no remaining cash-settled RSUs outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Stock-Based Compensation - Continued
Expense

Compensation expense for the stock based plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Performance Share Units	$0.3	$5.7	$3.3
Cash Incentive Units	21.7	12.8	3.2
Restricted Stock Units and Cash-Settled Restricted Stock Units	40.6	32.7	25.5
Stock Success Units	0.9	0.9	2.8
Other	0.6	0.6	0.6
Total Compensation Expense, Before Income Tax	$64.1	$52.7	$35.4

Total Compensation Expense, Net of Income Tax	$57.5	$47.3	$31.1

Cash received under all share-based payment arrangements for the years ended December 31, 2023, 2022, and 2021 was $5.2 million, $4.2 million, and $3.8 million, respectively.

Note 14 - Reinsurance

Reinsurance activity related to our premium income, policy benefits, and policy benefits remeasurement gain are as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Direct Premium Income	$10,286.8	$9,893.6	$9,736.8
Reinsurance Assumed	80.4	78.7	90.6
Reinsurance Ceded	(321.2)	(355.8)	(352.4)
Net Premium Income	$10,046.0	$9,616.5	$9,475.0

Direct Policy Benefits	$8,001.8	$8,205.3	$8,817.1
Reinsurance Assumed	138.7	135.1	145.0
Reinsurance Ceded	(828.6)	(798.3)	(848.8)
Net Policy Benefits	$7,311.9	$7,542.1	$8,113.3

Direct Policy Benefits - Remeasurement Gain	$(49.2)	$(372.5)	$(546.2)
Reinsurance Assumed	(0.1)	36.4	1.9
Reinsurance Ceded	(5.5)	(211.4)	(15.6)
Net Policy Benefits - Remeasurement Gain	$(54.8)	$(547.5)	$(559.9)

In December 2020, we completed the first phase of a reinsurance transaction, pursuant to which Provident, The Paul Revere Life Insurance Company (Paul Revere Life), and Unum America, wholly-owned domestic insurance subsidiaries of Unum Group and collectively referred to as "the ceding companies", each entered into separate reinsurance agreements with Commonwealth Annuity and Life Insurance Company (Commonwealth), to reinsure on a coinsurance basis effective as of July 1, 2020 approximately 75 percent of the Closed Block individual disability business, primarily direct business written by the ceding companies. In March 2021, we completed the second phase of the reinsurance transaction, pursuant to which the ceding companies and Commonwealth amended and restated their respective reinsurance agreements to reinsure on a coinsurance and modified coinsurance basis effective as of January 1, 2021, a substantial portion of the remaining Closed Block individual disability business that was not ceded in December 2020, primarily business previously assumed by the ceding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Reinsurance - Continued

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

In connection with the second phase of the reinsurance transaction, Commonwealth paid a total ceding commission to the ceding companies of $18.2 million. The ceding companies transferred assets of $767.0 million to Commonwealth, which consisted primarily of cash and fixed maturity securities. In addition, we recognized the following in 2021 related to the second phase:

•Net realized investment gains totaling $67.6 million related to the transfer of investments.
•Transaction costs totaling $6.2 million.
•Reinsurance recoverable of $1,132.5 million related to the policies on claim status (DLR cohort).
•A reduction to the cost of reinsurance, or prepaid reinsurance premium, of $99.4 million related to the DLR cohort.
•Deposit asset of $5.0 million related to the ALR cohort.
•Payable of $307.2 million related to the portfolio of invested assets associated with the business ceded on a modified coinsurance basis.

We amortized the cost of reinsurance related to both Phase 1 and Phase 2 of $44.1 million, $50.3 million, and $69.8 million in 2023, 2022, and 2021, respectively.

As of December 31, 2023, Commonwealth accounted for 56 percent of the total reinsurance recoverable and the majority of our total cost of reinsurance. Commonwealth has an A rating by A.M. Best Company (AM Best) and has also established collateralized trust accounts for our benefit to secure its obligations. In addition, nine other major companies, which account for approximately 39 percent of our reinsurance recoverable, are also rated A or better by either AM Best or Standard & Poor's Ratings Services (S&P), or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately 4 percent of our reinsurance recoverable is primarily related to business reinsured with other companies also rated A- or better by AM Best or S&P, with overseas entities with equivalent ratings, or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Less than one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or S&P, or not rated.

Note 15 - Segment Information

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
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued
vision products, life products, and cancer and critical illness products marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agent sales force and brokers.

The Closed Block segment consists of group and individual long-term care, and other insurance products no longer actively marketed. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. Other insurance products include individual disability, group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. In December 2020, we entered into the first phase of a reinsurance agreement to reinsure the majority of our Closed Block individual disability products to a third party. In March 2021, we completed the second phase of the reinsurance transaction to reinsure a portion of the remaining Closed Block individual disability business that was not ceded in December 2020. See Note 14 for further discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued
Segment information is shown below. Certain prior year amounts were reclassified to conform to current year presentation.

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$2,057.2	$1,911.7	$1,827.8
Group Short-term Disability	1,012.3	926.3	864.0
Group Life and Accidental Death & Dismemberment
Group Life	1,679.0	1,669.1	1,641.9
Accidental Death & Dismemberment	175.5	173.7	165.1
Supplemental and Voluntary
Voluntary Benefits	850.1	833.7	840.7
Individual Disability	527.0	461.1	459.8
Dental and Vision	278.1	275.8	272.7
	6,579.2	6,251.4	6,072.0
Unum International
Unum UK
Group Long-term Disability	396.1	376.9	401.9
Group Life	169.3	138.2	112.3
Supplemental	141.5	114.0	112.6
Unum Poland	118.3	89.7	90.2
	825.2	718.8	717.0
Colonial Life
Accident, Sickness, and Disability	946.1	948.9	953.3
Life	426.5	401.1	384.7
Cancer and Critical Illness	353.5	352.0	352.2
	1,726.1	1,702.0	1,690.2
Closed Block
Long-term Care	696.0	697.4	704.3
All Other	219.5	246.9	291.5
	915.5	944.3	995.8

Total Premium Income	$10,046.0	$9,616.5	$9,475.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Year Ended December 31, 2023

Premium Income	$6,579.2	$825.2	$1,726.1	$915.5	$—	$10,046.0
Net Investment Income	639.9	137.2	153.5	1,066.3	99.8	2,096.7
Other Income	220.5	1.6	1.2	52.6	3.3	279.2
Adjusted Operating Revenue	$7,439.6	$964.0	$1,880.8	$2,034.4	$103.1	$12,421.9

Adjusted Operating Income (Loss)	$1,355.5	$158.1	$400.1	$164.9	$(146.4)	$1,932.2
Interest and Debt Expense	$—	$—	$—	$—	$194.8	$194.8
DAC Amortization	$267.6	$8.4	$205.4	$—	$—	$481.4
Depreciation and Intangible Amortization	$76.3	$14.6	$13.6	$5.2	$0.6	$110.3

Year Ended December 31, 2022

Premium Income	$6,251.4	$718.8	$1,702.0	$944.3	$—	$9,616.5
Net Investment Income	676.3	170.1	152.7	1,070.6	52.5	2,122.2
Other Income	196.3	0.9	1.1	58.0	4.8	261.1
Adjusted Operating Revenue	$7,124.0	$889.8	$1,855.8	$2,072.9	$57.3	$11,999.8

Adjusted Operating Income (Loss)	$972.6	$134.0	$412.9	$251.9	$(164.3)	$1,607.1
Interest and Debt Expense	$—	$—	$—	$—	$188.5	$188.5
Costs Related to Early Retirement of Debt	$—	$—	$—	$—	$4.2	$4.2
DAC Amortization	$240.9	$8.2	$172.0	$—	$—	$421.1
Depreciation and Intangible Amortization	$75.7	$14.4	$15.0	$4.7	$0.6	$110.4

Year Ended December 31, 2021

Premium Income	$6,072.0	$717.0	$1,690.2	$995.8	$—	$9,475.0
Net Investment Income	721.6	132.7	172.0	1,159.0	27.9	2,213.2
Other Income	170.0	0.6	1.0	65.1	6.2	242.9
Adjusted Operating Revenue	$6,963.6	$850.3	$1,863.2	$2,219.9	$34.1	$11,931.1

Adjusted Operating Income (Loss)	$398.9	$105.7	$404.3	$420.1	$(177.9)	$1,151.1
Interest and Debt Expense	$—	$—	$—	$—	$185.0	$185.0
Costs Related to Early Retirement of Debt	$—	$—	$—	$—	$67.3	$67.3
DAC Amortization	$285.9	$7.0	$159.2	$—	$—	$452.1
Depreciation and Intangible Amortization	$81.9	$13.0	$16.3	$5.1	$0.7	$117.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued

	December 31
	2023	2022
	(in millions of dollars)
Assets
Unum US	$15,561.1	$16,356.3
Unum International	3,372.9	3,129.4
Colonial Life	4,830.4	4,575.0
Closed Block	35,272.8	33,776.6
Corporate	4,218.0	3,311.2
Total Assets	$63,255.2	$61,148.5

Revenue is primarily derived from sources in the United States, the United Kingdom, and Poland. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum International segment.

We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At December 31, 2023 and 2022 goodwill was $349.9 million and $347.6 million, respectively, with $280.0 million attributable to Unum US in each year, $42.2 million and $39.9 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in each year.

Stockholders' equity is allocated to the operating segments on the basis of an internal allocation formula that reflects the volume and risk components of each operating segment's business and aligns allocated equity with our target capital levels for regulatory and rating agency purposes. We modify this formula periodically to recognize changes in the views of capital requirements.

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss," which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, the amortization of the cost of reinsurance, the impact of non-contemporaneous reinsurance, and reserve assumption updates as well as certain other items as specified in the reconciliations below. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, net income, or net loss.

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

We exited a substantial portion of our Closed Block individual disability product line through the two phases of the reinsurance transaction that were executed in December 2020 and March 2021. As a result, we exclude the amortization of the cost of reinsurance that we recognized upon the exit of the business related to the policies on claim status as well as the impact of non-contemporaneous reinsurance that resulted from the adoption of ASU 2018-12. Due to the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued
medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. We believe that the exclusion of these items provides a better view of our results from our ongoing businesses.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

See above and Notes 3, 6, 10, 14, and 17 for further discussion regarding the items specified in the reconciliation below.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Total Revenue	$12,385.9	$11,984.1	$12,007.8
Excluding:
Net Investment Gain (Loss)	(36.0)	(15.7)	76.7
Adjusted Operating Revenue	$12,421.9	$11,999.8	$11,931.1

Income Before Income Tax	$1,640.1	$1,750.0	$1,260.6
Excluding:
Net Investment Gains and Losses
Net Realized Investment Gain Related to Reinsurance Transaction	—	—	67.6
Net Investment Gain (Loss), Other	(36.0)	(15.7)	9.1
Total Net Investment Gain (Loss)	(36.0)	(15.7)	76.7
Items Related to Closed Block Individual Disability Reinsurance Transaction
Amortization of the Cost of Reinsurance	(44.1)	(50.3)	(69.8)
Non-Contemporaneous Reinsurance	(34.8)	(34.4)	(32.9)
Transaction Costs	—	—	(6.2)
Total Items Related to Closed Block Individual Disability Reinsurance Transaction	(78.9)	(84.7)	(108.9)
Reserve Assumption Updates	(177.2)	243.3	235.0
Impairment Loss on Internal-Use Software	—	—	(12.1)
Cost Related to Early Retirement of Debt	—	—	(67.3)
Impairment Loss on ROU Asset	—	—	(13.9)
Adjusted Operating Income	$1,932.2	$1,607.1	$1,151.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 16 - Commitments and Contingent Liabilities
Commitments

See Notes 2 and 3 for further discussion on certain of our investment commitments.

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

Note 17 - Leases

We lease certain buildings and equipment under various noncancellable operating lease agreements. In addition, we have sub-lease agreements on a limited number of our building lease agreements. We have the option to renew the majority of our building leases and equipment leases at the end of the lease term at the fair rental value at the time of renewal.

We do not have any lease agreements or sub-lease agreements that contain variable lease payments. In addition, we do not have lease agreements or sub-lease agreements that contain residual value guarantees or impose any financial restrictions or covenants with the lessors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 17 - Leases - Continued
Operating lease information is as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Lease Cost
Operating Lease Cost	$16.4	$19.6	$35.2
Sublease Income	(1.5)	(1.1)	(1.0)
Total Lease Cost	$14.9	$18.5	$34.2

Other Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	$20.3	$23.1	$29.9
Weighted-Average Remaining Lease Term	5 years	6 years	6 years
Weighted-Average Discount Rate	4.85%	4.32%	4.45%

As of December 31, 2023, aggregate undiscounted minimum lease payments and the reconciliation to our lease liability are as follows (in millions of dollars):

2024	$19.2
2025	13.9
2026	11.1
2027	9.3
2028	9.0
2029 and Thereafter	9.1
Total	71.6
Less Imputed Interest	9.0
Lease Liability	$62.6

The right-of-use asset was $35.8 million and $37.7 million at December 31, 2023 and 2022, respectively.

During 2021, we recognized an impairment loss of $13.9 million on the ROU asset related to one of our operating leases for office space that we do not plan to continue using to support our general operations. The impairment loss was recorded as a result of a decrease in the fair value of the ROU asset compared to its carrying value. The fair value of the ROU asset was determined based on a discounted cash flow model utilizing estimated market rates for sub-lease rentals. The impairment loss is recorded within other expenses in the consolidated statements of income and is included within our Corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 18 - Statutory Financial Information
Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. life insurance companies is reported in conformity with statutory accounting principles prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by applicable domiciliary state laws. The commissioners of the states of domicile have the right to permit other specific practices that may deviate from prescribed practices. In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves were deficient by $2,100.0 million as of December 31, 2018, the financial statement date of the examination period. The amount reserves are deficient may increase or decrease over time based on changes in assumed reinvestment rates, policyholder inventories, premium rate increase activity, and the underlying growth in the locked in statutory reserve basis as well as updates to other long term actuarial assumptions. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. The calculation of the premium deficiency reserve (PDR) reflects specific assumptions set by MBOI and results in significant margin above Unum America’s best estimate assumptions. As of December 31, 2023, the PDR calculated under the basis resulting from the MBOI examination has been fully recognized. The phase in amounts for 2023, 2022, and 2021 were funded using cash flows from operations and capital contributions from Unum Group. Our long-term care reserves and financial results reported under generally accepted accounting principles were not affected by the MBOI’s examination conclusion. Additional information regarding the Unum America PDR is as follows:

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Premium Deficiency Reserve
Gross Premium Deficiency Reserve[1]	$1,604	$2,851	$2,977
Cumulative Gross Premium Deficiency Reserve Recognized	1,604	1,191	667
Remaining Premium Deficiency Reserve to be Recognized	$—	$1,660	$2,310

[1]The gross PDR decreased by $1,247 million during 2023 due primarily to changes in the assumed reinvestment rate as well as premium rate increase activity. The gross PDR decreased by $126 million during 2022 due primarily to premium rate increase activity and underlying growth in the locked-in statutory reserve basis. The gross PDR increased by $687 million during 2021 due primarily to changes in the assumed reinvestment rate. The increase for 2021 was from a gross PDR of $2,290 million as of December 31, 2020, which was an increase from the original $2,100 million reserve deficiency as of December 31, 2018.

If the permitted practice was not granted by the MBOI to phase in these additional statutory reserves, the impact to the risk-based capital ratio would have triggered a regulatory event for the years under examination prior to the year ended December 31, 2023. Our other traditional U.S. life insurance subsidiaries have no prescribed or permitted statutory accounting practices that differ materially from statutory accounting principles prescribed by the NAIC.

Unum America cedes blocks of long-term care business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary (captive reinsurer) domiciled in the United States, with Unum Group as the ultimate parent. This captive reinsurer was established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by Unum America.

Fairwind, which is domiciled in the state of Vermont, is required to follow GAAP in accordance with Vermont reporting requirements for pure captive insurance companies, unless the commissioner permits the use of some other basis of accounting. Fairwind has permission from Vermont to follow accounting practices that are generally consistent with current NAIC statutory accounting principles for its insurance reserves and invested assets supporting reserves. All other assets and liabilities are accounted for in accordance with GAAP, as prescribed by Vermont, which includes the full recognition of deferred tax assets which are more likely than not to be realized. Statutory accounting principles have a stricter limitation for the recognition of deferred tax assets. The impact of following the prescribed and permitted practices of Vermont rather than statutory accounting principles prescribed by the NAIC resulted in higher capital and surplus for Fairwind of approximately $469 million and $351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 18 - Statutory Financial Information - Continued
million as of December 31, 2023 and 2022 respectively. The 2023, 2022, and 2021 results for Fairwind include the $413 million, $524 million, and $438 million increases to long-term care statutory reserves assumed from Unum America.

Northwind Re was established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by Provident, Paul Revere Life, and Unum America, and had no material state prescribed accounting practices that differ from statutory accounting principles prescribed by the NAIC. In 2021, Northwind Re obtained a Certificate of Dormancy from the Vermont Department of Financial Regulation authorizing it to exist as a dormant captive insurance company, leaving Fairwind as the only remaining active captive reinsurer. Northwind Re was merged with one of our non-insurance U.S. holding companies, Northwind Holdings, with Northwind Holdings remaining as the surviving company. Subsequently during 2022, Northwind Holdings was merged into Unum Group.

The operating results and capital and surplus of our traditional U.S. life insurance subsidiaries and our captive reinsurers, prepared in accordance with prescribed or permitted accounting practices of the NAIC or states of domicile, are presented separately below.

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Combined Net Income (Loss)
Traditional U.S. Life Insurance Subsidiaries	$1,329.9	$965.4	$779.5
Captive Reinsurers	$(318.3)	$(432.2)	$(159.0)

Combined Net Gain (Loss) from Operations, After Tax
Traditional U.S. Life Insurance Subsidiaries	$1,351.5	$965.4	$681.1
Captive Reinsurers	$(279.4)	$(428.6)	$(247.4)

	December 31
	2023	2022
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Life Insurance Subsidiaries	$3,751.3	$3,816.3
Captive Reinsurers	$1,534.9	$1,229.6

Solvency II, a European Union directive that is part of retained U.K. law pursuant to the European Union (Withdrawal) Act 2018, prescribes capital requirements and risk management standards for the European insurance industry. As derived from the most recent annual financial statements for December 31, 2022, based on Solvency II requirements, regulatory net income and eligible own funds available of our United Kingdom insurance subsidiary, Unum Limited, were £569.2 million and £622.7 million, respectively.

Risk-based capital (RBC) standards for U.S. life insurance companies are prescribed by the NAIC. The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. The total adjusted capital of each of our U.S. insurance subsidiaries at December 31, 2023 is in excess of those RBC levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 18 - Statutory Financial Information - Continued
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

Based on the restrictions under current law, approximately $1,289 million is available, without prior approval by regulatory authorities, during 2024 for the payment of dividends to Unum Group from its traditional U.S. life insurance subsidiaries. The ability of our captive insurer to pay dividends to Unum Group will depend on the satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind.

We also have the ability to receive dividends from our foreign subsidiaries, primarily in the U.K., for which the payment may be subject to applicable insurance company regulations and capital guidance. Approximately £140 million is considered distributable from Unum Limited during 2024, subject to local solvency standards and regulatory approval.

Deposits

At December 31, 2023 and 2022, our U.S. life insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $119.1 million and $118.8 million, respectively, held for the protection of policyholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2023.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2023, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2023, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Unum Group

Opinion on Internal Control Over Financial Reporting

We have audited Unum Group and Subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unum Group and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 20, 2024

ITEM 9B. OTHER INFORMATION

On November 17, 2023, Steven A. Zabel, our Executive Vice President, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading arrangement provides for the sale of up to 10,000 shares of our common stock between March 13, 2024 and November 15, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors" in our definitive proxy statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Board and Committee Governance", sub-caption "Codes of Conduct and Ethics", in our definitive proxy statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Board and Committee Governance", sub-caption "Committees of the Board", in our definitive proxy statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the procedures by which our shareholders may recommend nominees to our board of directors is included under the caption "Corporate Governance", sub-caption "Process for Selecting and Nominating Directors", in our definitive proxy statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation and compensation committee matters is included under the caption "Director Compensation", under the caption "Board and Committee Governance", sub-caption "Compensation Committee Interlocks and Insider Participation" and sub-captions "The Board's Role in Risk Oversight" and "Compensation Risk", and under the captions "Compensation Discussion and Analysis", "Compensation Committee Report", "Compensation Tables", "Post-Employment Compensation", "CEO Pay Ratio", and "Pay Versus Performance" in our definitive proxy statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions "Ownership of Company Securities", including sub-caption "Security Ownership of Certain Shareholders", in our definitive proxy statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2023, about the common stock that may be issued under all our existing equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights (5)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders (1)	2,201,042 (3)	N/A	7,347,937 (6)
Equity Compensation Plans Not Approved by Shareholders (2)	40,696 (4)	N/A	177,238 (7)
Total	2,241,738	N/A	7,525,175

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
(2)The following plans were not approved by our shareholders: UnumProvident Corporation Amended and Restated Non-Employee Director Compensation Plan of 2004 (2004 NED Plan) and Unum Group Approved Profit Share Scheme (Ireland) (Ireland APSS).
(3)Shares of common stock may be issued pursuant to the following outstanding awards subject to the satisfaction of applicable service or performance conditions: 2,104,142 restricted stock units (RSUs) which includes stock success units (this includes 102,150 Stock Success Units that had vested as of December 31, 2023 but had not been distributed as of that date) and 96,900 deferred share rights (including dividend equivalents accrued thereon). Shares underlying the outstanding awards are issuable under the 2007 Plan, the 2012 Plan, the 2017 Plan, and the 2022 Plan.
(4)Shares of common stock may be issued pursuant to the following outstanding awards: 37,599 deferred share rights, and 3,097 deferred RSUs, including dividend equivalents accrued thereon prior to the effective date of the 2022 Plan. Shares underlying the outstanding awards are issuable under the 2004 NED Plan in accordance with the deferral elections of non-employee directors.
(5)There are no outstanding options, warrants or rights under column (b).
(6)Includes 5,932,667 shares remaining available for future issuance under the 2022 Plan (including in respect of any dividend equivalents accruing on outstanding awards under the other plans on or after the effective date of the 2022 Plan); 1,041,952 shares remaining available for issuance under the ESPP; 173,973 shares remaining available for future issuance under the 2016 SAYE, and 199,345 shares remaining available for future issuance under the 2021 SAYE. Any award outstanding under the 2012 Plan and the 2017 Plan as of the effective date of the 2022 Plan that after such date is not issued because the award is forfeited, terminates, expires, or otherwise lapses without being exercised, or is settled for cash, will be returned to the 2022 Plan. Each RSU or other full-value award under the 2022 Plan is counted as 1 share.
(7)Represents shares remaining available for purchase in the open market under the Ireland APSS.

Below is a brief description of the equity compensation plans not approved by shareholders.

UnumProvident Amended and Restated Non-Employee Director Compensation Plan of 2004

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

Unum Group Approved Profit Share Scheme (Ireland)

This plan provides for the opportunity for eligible employees of Unum Ireland Limited, a wholly owned subsidiary of the Company, to apply a portion of their annual cash bonus and salary towards purchase of shares of common stock, subject to certain limits as provided under Irish law. Purchases of shares pursuant to the plan are made on the open market through a trust established pursuant to the plan, and no shares will be issued by the Company in furtherance of the plan. Shares purchased under the plan are generally subject to a minimum two-year holding period, and shares held for a minimum of three years generally are eligible for certain tax advantages under Irish law. The aggregate number of shares of common stock available for purchase under the plan is 200,000. The plan is administered by the Human Capital Committee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to director independence and transactions with related persons is included under the caption "Corporate Governance", sub-caption "Director Independence", and under the caption "Board and Committee Governance", sub-caption "Related Party Transactions and Policy", in our definitive proxy statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2023 and 2022 and our audit committee's pre-approval policies and procedures are included under the caption "Items to Be Voted On", sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services", in our definitive proxy statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Prior financial information has been adjusted to reflect our modified retrospective adoption, effective January 1, 2023, of the Accounting Standards Update (ASU) 2018-12, related to targeted improvements to the accounting for long-duration contracts. Changes from this ASU were applied as of January 1, 2021, also referred to as the transition date. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
as of December 31, 2023
Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount shown on the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$618.6	$624.8	$624.8
States, Municipalities, and Political Subdivisions	4,041.3	3,678.4	3,678.4
Foreign Governments	982.1	890.7	890.7
Public Utilities	5,398.2	5,321.6	5,321.6
Mortgage/Asset-Backed Securities	658.0	644.1	644.1
All Other Corporate Bonds	26,708.4	25,670.7	25,670.7
Redeemable Preferred Stocks	4.0	3.6	3.6
Total Fixed Maturity Securities	38,410.6	$36,833.9	36,833.9

Mortgage Loans	2,328.4		2,318.2
Policy Loans	3,620.2		3,620.2
Other Long-term Investments
Derivatives(2)	—		99.9
Perpetual Preferred and Equity Securities(3)	27.8		31.9
Private Equity Partnerships(3)	1,134.6		1,326.2
Miscellaneous Long-term Investments	121.4		121.4
Short-term Investments	1,610.7		1,610.7

Total Investments	$47,253.7		$45,962.4

(1)The amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, write-downs from declines in fair value, amortization of premiums, and/or accretion of discounts. The amortized cost for these investments does not include allowance for credit losses.

(2)Derivatives are carried at fair value.

(3)The difference between amortized cost and carrying value for private equity partnerships and perpetual preferred and equity securities primarily results from changes in the partnership owner's equity and the security's market valuation since acquisition, respectively.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2023	2022
	(in millions of dollars)
Assets
Fixed Maturity Securities - at fair value (amortized cost: $656.2; $748.1)	$596.1	$657.7
Other Long-term Investments	27.0	19.3
Short-term Investments	970.9	845.8
Investment in Subsidiaries	11,663.6	10,815.7
Deferred Income Tax	118.1	114.9
Other Assets	593.6	555.5
Total Assets	$13,969.3	$13,008.9

Liabilities and Stockholders' Equity

Liabilities
Short-term Debt	$—	$2.0
Long-term Debt	3,430.4	3,427.8
Pension and Postretirement Benefits	350.2	352.6
Other Liabilities	537.3	491.5
Total Liabilities	4,317.9	4,273.9

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 194,588,625 and 308,306,490 shares	19.4	30.8
Additional Paid-in Capital	1,547.8	2,441.0
Accumulated Other Comprehensive Loss	(3,308.0)	(3,448.3)
Retained Earnings	11,431.5	13,141.3
Treasury Stock - at cost: 1,216,528 and 110,551,977 shares	(39.3)	(3,429.8)
Total Stockholders' Equity	9,651.4	8,735.0

Total Liabilities and Stockholders' Equity	$13,969.3	$13,008.9

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Cash Dividends from Subsidiaries	$1,581.1	$1,306.6	$909.8
Non-Cash Dividends from Subsidiaries	—	23.0	719.6
Other Income	90.3	81.8	53.5
Total Revenue	1,671.4	1,411.4	1,682.9

Interest and Debt Expense	194.8	188.5	185.9
Cost Related to Early Retirement of Debt	—	4.2	67.3
Other Expenses	54.2	35.6	39.1
Total Expenses	249.0	228.3	292.3

Income of Parent Company Before Income Tax	1,422.4	1,183.1	1,390.6
Income Tax Expense (Benefit)	(9.5)	14.7	(24.1)

Income of Parent Company	1,431.9	1,168.4	1,414.7
Equity in Undistributed Earnings (Loss) of Subsidiaries	(148.1)	238.8	(433.7)

Net Income	1,283.8	1,407.2	981.0

Other Comprehensive Income, Net of Tax	140.3	1,716.3	1,145.6

Comprehensive Income	$1,424.1	$3,123.5	$2,126.6

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2023	2022	2021
	(in millions of dollars)
Cash Provided by Operating Activities	$1,548.0	$1,250.2	$861.0

Cash Flows from Investing Activities
Proceeds from Sales and Maturities of Fixed Maturity Securities	97.1	192.1	245.5
Proceeds from Sales and Maturities of Other Investments	23.9	7.4	20.1
Purchase of Fixed Maturity Securities	(44.5)	(102.7)	(2.0)
Purchase of Other Investments	(23.4)	(32.0)	(0.9)
Net Purchases of Short-term Investments	(104.4)	(209.6)	(465.0)
Cash Distributions to Subsidiaries	(854.5)	(540.2)	(300.9)
Net Purchases of Property and Equipment	(113.1)	(94.0)	(91.3)
Cash Used by Investing Activities	(1,018.9)	(779.0)	(594.5)

Cash Flows from Financing Activities
Short-term Debt Repayment	(2.0)	—	—
Issuance of Long-term Debt	—	349.2	588.1
Long-term Debt Repayment	—	(364.0)	(500.0)
Cost Related to Early Retirement of Debt	—	(3.6)	(62.8)
Issuance of Common Stock	5.2	4.0	3.4
Repurchase of Common Stock	(250.1)	(200.1)	(50.0)
Dividends Paid to Stockholders	(277.1)	(254.2)	(239.4)
Other, Net	—	0.7	(1.6)
Cash Used by Financing Activities	(524.0)	(468.0)	(262.3)

Increase in Cash	$5.1	$3.2	$4.2

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholders' Account Balances	Unearned Premiums
	(in millions of dollars)
December 31, 2023

Unum US	$1,232.2	$9,419.1	$678.1	$54.6
Unum International	46.9	2,305.3	—	151.4
Colonial Life	1,435.4	1,997.8	869.8	44.5
Closed Block	—	26,287.2	4,119.8	129.7
Total	$2,714.5	$40,009.4	$5,667.7	$380.2

December 31, 2022

Unum US	$1,185.1	$9,710.3	$679.7	$55.8
Unum International	37.0	2,063.3	—	130.4
Colonial Life	1,337.9	1,858.4	869.1	42.7
Closed Block	—	24,945.1	4,191.4	136.6
Total	$2,560.0	$38,577.1	$5,740.2	$365.5

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Unum Group and Subsidiaries

Segment	Premium Income	Net Investment Income[1]	Policy Benefits Including Remeasurement Loss or Gain[2]	Amortization of Deferred Acquisition Costs	All Other Expenses[3]	Premiums Written[4]
	(in millions of dollars)
December 31, 2023

Unum US	$6,579.2	$639.9	$3,808.5	$267.6	$1,879.2	$4,634.3
Unum International	825.2	137.2	579.8	8.4	235.6	544.4
Colonial Life	1,726.1	153.5	798.1	205.4	396.5	1,221.8
Closed Block	915.5	1,066.3	2,070.7	—	246.5	904.2
Corporate	—	99.8	—	—	249.5	—
Total	$10,046.0	$2,096.7	$7,257.1	$481.4	$3,007.3

December 31, 2022

Unum US	$6,251.4	$676.3	$3,970.9	$240.9	$1,768.8	$4,335.7
Unum International	718.8	170.1	549.6	8.2	190.4	504.1
Colonial Life	1,702.0	152.7	826.1	172.0	389.6	1,221.8
Closed Block	944.3	1,070.6	1,648.0	—	248.0	936.8
Corporate	—	52.5	—	—	221.6	—
Total	$9,616.5	$2,122.2	$6,994.6	$421.1	$2,818.4

December 31, 2021

Unum US	$6,072.0	$721.6	$4,430.3	$285.9	$1,616.8	$4,168.9
Unum International	717.0	132.7	553.0	7.0	180.4	520.6
Colonial Life	1,690.2	172.0	911.7	159.2	364.5	1,223.3
Closed Block	995.8	1,159.0	1,658.4	—	274.7	983.0
Corporate	—	27.9	—	—	305.3	—
Total	$9,475.0	$2,213.2	$7,553.4	$452.1	$2,741.7

1 Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

2 Included in policy benefits including remeasurement loss or gain were the following:

•In 2023, reserve assumption updates resulting in a net decrease in policy benefits including remeasurement gain or loss in the Unum US and Colonial Life segments of $128.8 million and $80.7 million, respectively and a net increase in policy benefits including remeasurement gain or loss in the Unum International and Closed Block segments of $17.9 million and $368.8 million, respectively.
•In 2022, reserve assumption updates resulting in a net decrease in policy benefits including remeasurement gain or loss in the Unum US, Unum International, Colonial Life, and Closed Block segments of $170.8 million, $7.6 million, $55.2 million, and $9.7 million, respectively.
•In 2021, reserve assumption updates resulting in a net decrease in policy benefits including remeasurement gain or loss in the Unum US, Unum International, and Colonial Life segments of $231.7 million, $4.2 million, and $23.5 million, respectively and a net increase in policy benefits including remeasurement gain or loss in the Closed Block segment of $24.4 million.
•In 2023, 2022, and 2021 the impact of non-contemporaneous reinsurance of $34.8 million, $34.4 million, and $32.9 million respectively, in the Closed Block segment.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Unum Group and Subsidiaries

3 Includes commissions, interest and debt expense, deferral of acquisition costs, compensation expense, and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics. Also included in all other expenses were the following:
•In 2023, 2022, and 2021 the amortization of the cost of reinsurance of $44.1 million, $50.3 million, and $69.8 million respectively, in the Closed Block segment.
•In 2021, an impairment loss of $12.1 million was recorded in our Corporate segment for previously capitalized internal-use software that we no longer plan to utilize.
•In 2021, costs related to early retirement of debt of $67.3 million in the Corporate segment.
•In 2021, transaction costs of $6.2 million related to the Closed Block individual disability reinsurance transaction.
•In 2021, a right-of-use asset impairment of $13.9 million related to one of our operating leases for office space that we do not plan to continue using to support general operations in the Corporate segment.

4 Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2023

Life Insurance in Force	$1,079,042.5	$21,210.7	$921.6	$1,058,753.4	0.1%

Premium Income:
Life Insurance	$2,799.0	$157.5	$6.0	$2,647.5	0.2%
Accident, Health, and Other Insurance	7,487.8	163.7	74.4	7,398.5	1.0%
Total	$10,286.8	$321.2	$80.4	$10,046.0	0.8%

Year Ended December 31, 2022

Life Insurance in Force	$1,057,312.2	$35,773.9	$931.9	$1,022,470.2	0.1%

Premium Income:
Life Insurance	$2,704.3	$155.1	$6.5	$2,555.7	0.3%
Accident, Health, and Other Insurance	7,189.3	200.7	72.2	7,060.8	1.0%
Total	$9,893.6	$355.8	$78.7	$9,616.5	0.8%

Year Ended December 31, 2021

Life Insurance in Force	$1,007,562.2	$37,794.6	$920.3	$970,687.9	0.1%

Premium Income:
Life Insurance	$2,544.7	$150.2	$7.6	$2,402.1	0.3%
Accident, Health, and Other Insurance	7,192.1	202.2	83.0	7,072.9	1.2%
Total	$9,736.8	$352.4	$90.6	$9,475.0	1.0%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions[1]	Balance at End of Year
	(in millions of dollars)
Year Ended December 31, 2023

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$32.5	$11.3	$14.3	$29.5

Allowance for expected credit losses (deducted from reinsurance recoverable)	$1.7	$0.1	$0.1	$1.7

Year Ended December 31, 2022

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$34.2	$10.8	$12.5	$32.5

Allowance for expected credit losses (deducted from reinsurance recoverable)	$2.3	$—	$0.6	$1.7

Year Ended December 31, 2021

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$38.8	$18.2	$22.8	$34.2

Allowance for expected credit losses (deducted from reinsurance recoverable)	$11.7	$0.7	$10.1	$2.3

1 Deductions include amounts deemed to reduce exposure of expected losses on premium and accounts receivables and reinsurance recoverable, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

Certain items not reported above include the allowance for expected credit losses on mortgage loans, the allowance for credit losses on fixed maturity securities, and the deferred tax asset valuation allowance. See Notes 3 and 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for a discussion of these items.

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

(3.1)	Amended and Restated Certificate of Incorporation of Unum Group, effective May 24, 2018 (incorporated by reference to Exhibit 3.1 of Unum Group's Form 8-K filed on May 25, 2018).

(3.2)	Amended and Restated Bylaws of Unum Group, as amended effective March 4, 2023 (incorporated by reference to Exhibit 3.1 of Unum Group's 8-K filed on March 7, 2023).

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

(10.21)
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 30, 2023, among Unum Group, Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, and Colonial Life & Accident Insurance Company, as Borrowers, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders.

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

(10.26)
Form of Restricted Stock Unit Agreement with Non-Employee Director for awards under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on May 25, 2017). *

(10.27)
Annual Incentive Plan of Unum Group, amended and restated effective January 1, 2023 (incorporated by reference to Exhibit 10.31 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.28)	Unum Group 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Unum Group’s Form 8-K filed on June 2, 2020). *

(10.29)	Form of Success Incentive Plan Cash Success Unit and Stock Success Unit Agreement with Employee in U.S. (incorporated by reference to Exhibit 10.1 of Unum Group's Form 8-K filed on August 26, 2020). *

(10.30)	Form of Success Incentive Plan Cash Success Unit and Stock Success Unit Agreement with Employee in U.K. (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on August 26, 2020). *

(10.31)
Form of Restricted Stock Unit Agreement with Executive in U.S. for awards in 2021 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.44 of Unum Group's Form 10-K for the fiscal year ended December 31, 2020). *

(10.32)
Form of Restricted Stock Unit Agreement with Executive in U.K. for awards in 2021 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.45 of Unum Group's Form 10-K for the fiscal year ended December 31, 2020). *

(10.33)	Form of Cash Incentive Unit Agreement (for employee in the U.S.) (incorporated by reference to Exhibit 10.1 of Unum Group's Form 8-K filed on March 2, 2021). *

(10.34)	Form of Cash Incentive Unit Agreement (for employee in the U.K.) (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on March 2, 2021). *

(10.35)	Form of Restricted Stock Unit Agreement with Executive in U.S. for awards in 2022 (incorporated by reference to Exhibit 10.44 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2021). *

(10.36)	Form of Restricted Stock Unit Agreement with Executive in U.K. for awards in 2022 (incorporated by reference to Exhibit 10.45 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2021). *

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

(10.39)	Unum Group 2022 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Unum Group’s Registration Statement on Form S-8 (Registration No. 333-265246) filed on May 26, 2022). *

(10.40)
Form of Restricted Stock Unit Agreement with Non-Employee Director for awards under the Unum Group 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Unum Group's Form 10-Q filed on August 3, 2022). *

(10.41)	Form of Restricted Stock Unit Agreement with Executive in U.S. (incorporated by reference to Exhibit 10.45 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.42)	Form of Restricted Stock Unit Agreement with Executive in U.K. (incorporated by reference to Exhibit 10.46 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.43)	Form of Cash Incentive Unit Agreement (for employee in the U.S.) (incorporated by reference to Exhibit 10.47 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.44)
Form of Cash Incentive Unit Agreement (for employee in the U.K.) for awards in 2023 (incorporated by reference to Exhibit 10.48 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.45)	Form of Restricted Stock Unit Agreement with U.S. Executive - No Retirement Vesting. *

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	Unum Group Rule 10D-1 Compensation Recovery (Clawback) Policy, effective November 30, 2023.

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 20, 2024, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

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

Unum Group
(Registrant)
By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date:	February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard P. McKenney	President and Chief Executive Officer	February 20, 2024
Richard P. McKenney	and a Director (principal executive officer)

/s/ Steven A. Zabel	Executive Vice President, Chief Financial Officer	February 20, 2024
Steven A. Zabel	(principal financial officer)

/s/ Walter L. Rice, Jr.	Senior Vice President, Chief Accounting Officer	February 20, 2024
Walter L. Rice, Jr.	(principal accounting officer)

Name	Title	Date

*	Director	February 20, 2024
Theodore H. Bunting, Jr.

*	Director	February 20, 2024
Susan L. Cross

*	Director	February 20, 2024
Susan D. DeVore

*	Director	February 20, 2024
Joseph J. Echevarria

*	Director	February 20, 2024
Cynthia L. Egan

*	Director	February 20, 2024
Kevin T. Kabat

*	Director	February 20, 2024
Timothy F. Keaney

*	Director	February 23, 2023
Gale V. King

*	Director	February 20, 2024
Gloria C. Larson

*	Director	February 20, 2024
Mojgan M. Lefebvre

*	Director	February 20, 2024
Ronald P. O'Hanley

* By: /s/ J. Paul Jullienne		February 20, 2024
J. Paul Jullienne
Attorney-in-Fact