Form 10-Q
period 2024-03-31
Unum Group
filed 2024-05-01
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

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

189,383,214 shares of the registrant's common stock were outstanding as of April 29, 2024.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	March 31	December 31
	2024	2023
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $38,385.4; $38,410.6; allowance for credit losses of $2.2; $2.2)	$36,247.8	$36,833.9
Mortgage Loans (net of allowance for credit losses of $10.7; $10.2)	2,298.8	2,318.2
Policy Loans	3,579.1	3,620.2
Other Long-term Investments	1,619.8	1,579.4
Short-term Investments	1,601.5	1,610.7
Total Investments	45,347.0	45,962.4

Other Assets
Cash and Bank Deposits	279.1	146.0
Accounts and Premiums Receivable (net of allowance for credit losses of $30.0; $29.5)	1,594.0	1,543.7
Reinsurance Recoverable (net of allowance for credit losses of $1.7; $1.7)	8,843.6	9,108.4
Accrued Investment Income	660.9	633.9
Deferred Acquisition Costs	2,754.7	2,714.5
Goodwill	349.6	349.9
Property and Equipment	483.9	485.3
Deferred Income Tax	519.2	649.4
Other Assets	1,655.8	1,661.7

Total Assets	$62,487.8	$63,255.2

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2024	2023
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$38,624.5	$40,009.4
Policyholders' Account Balances	5,639.0	5,667.7
Unearned Premiums	470.4	380.2
Other Policyholders’ Funds	1,582.4	1,615.7
Income Tax Payable	278.4	190.0
Deferred Income Tax	26.2	27.0
Long-term Debt	3,431.0	3,430.4
Other Liabilities	2,216.4	2,283.4

Total Liabilities	52,268.3	53,603.8

Commitments and Contingent Liabilities - Note 13

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 195,208,726 and 194,588,625 shares	19.5	19.4
Additional Paid-in Capital	1,548.2	1,547.8
Accumulated Other Comprehensive Loss	(2,940.0)	(3,308.0)
Retained Earnings	11,754.1	11,431.5
Treasury Stock - at cost: 3,755,025 and 1,216,528 shares	(162.3)	(39.3)

Total Stockholders' Equity	10,219.5	9,651.4

Total Liabilities and Stockholders' Equity	$62,487.8	$63,255.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2024	2023
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,610.3	$2,459.3
Net Investment Income	513.5	508.8
Net Investment Gain (Loss)	(1.2)	0.1
Other Income	77.7	67.9
Total Revenue	3,200.3	3,036.1

Benefits and Expenses
Policy Benefits	1,893.0	1,882.1
Policy Benefits - Remeasurement Gain	(107.7)	(145.7)
Commissions	313.6	293.9
Interest and Debt Expense	49.5	48.1
Deferral of Acquisition Costs	(166.9)	(157.7)
Amortization of Deferred Acquisition Costs	126.2	115.9
Compensation Expense	305.8	275.0
Other Expenses	291.1	273.2
Total Benefits and Expenses	2,704.6	2,584.8

Income Before Income Tax	495.7	451.3

Income Tax Expense
Current	87.3	65.6
Deferred	13.2	27.4
Total Income Tax Expense	100.5	93.0

Net Income	$395.2	$358.3

Net Income Per Common Share
Basic	$2.05	$1.81
Assuming Dilution	$2.04	$1.80

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2024	2023
	(in millions of dollars)
Net Income	$395.2	$358.3

Other Comprehensive Income
Change in Net Unrealized Loss on Securities (net of tax expense (benefit) of $(119.2); $219.6)	(441.7)	823.2
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense (benefit) of $234.1; $(152.9))	873.7	(573.9)
Change in Net Gain (Loss) on Derivatives (net of tax expense (benefit) of $(14.1); $4.7)	(53.3)	17.4
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $0.3; $(0.2))	(11.5)	24.7
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $9.4; $(1.6))	0.8	(5.4)
Total Other Comprehensive Income	368.0	286.0

Comprehensive Income	$763.2	$644.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2024	2023
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$19.4	$30.8
Common Stock Activity	0.1	0.1
Balance at End of Period	19.5	30.9

Additional Paid-in Capital
Balance at Beginning of Year	1,547.8	2,441.0
Other Common Stock Activity	0.4	(9.2)
Balance at End of Period	1,548.2	2,431.8

Accumulated Other Comprehensive Loss
Balance at Beginning of Year	(3,308.0)	(3,448.3)
Other Comprehensive Income	368.0	286.0
Balance at End of Period	(2,940.0)	(3,162.3)

Retained Earnings
Balance at Beginning of Year	11,431.5	13,141.3
Net Income	395.2	358.3
Dividends to Stockholders (per common share: $0.365; $0.330)	(72.6)	(69.2)
Balance at End of Period	11,754.1	13,430.4

Treasury Stock
Balance at Beginning of Year	(39.3)	(3,429.8)
Repurchase of Common Stock	(123.0)	(53.6)
Balance at End of Period	(162.3)	(3,483.4)

Total Stockholders' Equity at End of Period	$10,219.5	$9,247.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2024	2023
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$395.2	$358.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	103.5	89.9
Change in Deferred Acquisition Costs	(40.7)	(41.8)
Change in Insurance Liabilities	(112.3)	(119.6)
Change in Income Taxes	107.2	76.2
Change in Other Accrued Liabilities	(144.8)	(175.1)
Non-cash Components of Net Investment Income	(76.6)	(64.4)
Net Investment (Gain) Loss	1.2	(0.1)
Depreciation	30.1	26.8
Amortization of the Cost of Reinsurance	10.4	11.0
Other, Net	25.1	(10.6)
Net Cash Provided by Operating Activities	298.3	150.6

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	190.1	55.1
Proceeds from Maturities of Fixed Maturity Securities	396.7	387.4
Proceeds from Sales and Maturities of Other Investments	48.5	91.6
Purchases of Fixed Maturity Securities	(575.0)	(589.1)
Purchases of Other Investments	(59.6)	(79.9)
Net Sales and Maturities of Short-term Investments	25.7	183.8
Net Increase (Decrease) in Payables for Collateral on Investments	19.6	(60.3)
Net Purchases of Property and Equipment	(28.3)	(29.1)
Net Cash Provided (Used) by Investing Activities	17.7	(40.5)

Cash Flows from Financing Activities
Issuance of Common Stock	1.3	1.2
Repurchase of Common Stock	(121.9)	(51.2)
Dividends Paid to Stockholders	(72.5)	(69.2)
Proceeds from Policyholders' Account Deposits	34.5	37.7
Payments for Policyholders' Account Withdrawals	(23.9)	(24.4)
Other, Net	(0.4)	(0.3)
Net Cash Used by Financing Activities	(182.9)	(106.2)

Net Increase in Cash and Bank Deposits	133.1	3.9

Cash and Bank Deposits at Beginning of Year	146.0	119.2

Cash and Bank Deposits at End of Period	$279.1	$123.1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2024
Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2023.

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

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

This update significantly amended the accounting and disclosure requirements for long-duration insurance contracts. These changes included a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity is required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument with changes recognized in other comprehensive income (loss) (OCI). These changes resulted in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing for traditional long-duration insurance contracts. The update also required that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in OCI. This update also simplified the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations, but are no longer subject to an impairment test. Significant additional disclosures are required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. We do not have products with market risk benefits.

We adopted this guidance effective January 1, 2023 using the modified retrospective approach with changes applied as of January 1, 2021, also referred to as the transition date. All historically reported information included in our consolidated financial statements and accompanying footnotes were adjusted as of the transition date to reflect the modified retrospective adoption of ASU 2018-12.

Accounting Updates Outstanding:

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related amendments

The amendments in this update provide optional guidance, for a limited period of time, to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The guidance allows for various

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 2 - Accounting Developments - Continued
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

The adoption of this update is permitted as of the beginning of the interim period that includes March 12, 2020 (the issuance date of the update), or any date thereafter, through December 31, 2024, at which point the guidance will sunset. We have elected practical expedients for contracts impacted by reference rate reform which did not result in a material impact on our financial position or results of operations. We will continue to monitor our contracts and hedging relationships throughout the adoption period.

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

We will adopt this update effective for the annual period ended December 31, 2024 and for the interim period beginning January 1, 2025 using a retrospective approach. The adoption of this update will not have an impact on our financial position or results of operations, but will expand our disclosures effective for the annual period ended December 31, 2024 and subsequent interim periods.

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
March 31, 2024
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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 3 - Fair Value of Financial Instruments - Continued
pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether it is a bid or market quote. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2024, we have applied valuation approaches and techniques on a consistent basis to similar assets and liabilities and consistent with those approaches and techniques used at year end 2023.

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
March 31, 2024
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
Unum Group and Subsidiaries
March 31, 2024
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
March 31, 2024
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

At March 31, 2024, approximately 25.7 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 74.3 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•58.5 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•15.1 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•0.7 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of March 31, 2024 or December 31, 2023.

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
March 31, 2024
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		March 31, 2024
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$272.9	Not redeemable	$126.3
		51.8	Quarterly / 90 days notice	3.0
Total Private Credit		324.7		129.3

Private Equity	(b)	524.8	Not redeemable	389.7
		29.7	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	15.7
Total Private Equity		554.5		405.4

Real Assets	(c)	458.1	Not redeemable	244.6
		33.0	Quarterly / 90 days notice	—
Total Real Assets		491.1		244.6

Total Partnerships		$1,370.3		$779.3

		December 31, 2023
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$239.1	Not redeemable	$128.2
		44.5	Quarterly / 90 days notice	8.6
Total Private Credit		283.6		136.8

Private Equity	(b)	543.9	Not redeemable	410.6
		28.0	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	16.6
Total Private Equity		571.9		427.2

Real Assets	(c)	437.5	Not redeemable	239.1
		33.2	Quarterly / 90 days notice	—
Total Real Assets		470.7		239.1

Total Partnerships		$1,326.2		$803.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 3 - Fair Value of Financial Instruments - Continued
(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of March 31, 2024, the estimated remaining life of the investments that do not allow for redemptions is approximately 75 percent in the next 3 years, 19 percent during the period from 3 to 5 years, and 6 percent during the period from 5 to 10 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of March 31, 2024, the estimated remaining life of the investments that do not allow for redemptions is approximately 33 percent in the next 3 years, 29 percent during the period from 3 to 5 years, and 38 percent during the period from 5 to 10 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of March 31, 2024, the estimated remaining life of the investments that do not allow for redemptions is approximately 34 percent in the next 3 years, 28 percent during period from 3 to 5 years, 37 percent during the period from 5 to 10 years, and 1 percent during the period from 10 to 15 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. Our partnerships are subject to transfer restrictions which extend over the life of the investment. There are no circumstances in which the transfer restrictions would lapse.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	March 31, 2024
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$79.7	$498.5	$—	$—	$578.2
States, Municipalities, and Political Subdivisions	—	3,564.9	—	—	3,564.9
Foreign Governments	—	826.8	—	—	826.8
Public Utilities	776.1	4,554.1	—	—	5,330.2
Mortgage/Asset-Backed Securities	—	670.0	38.7	—	708.7
All Other Corporate Bonds	8,476.4	16,668.8	90.2	—	25,235.4
Redeemable Preferred Stocks	—	3.6	—	—	3.6
Total Fixed Maturity Securities	9,332.2	26,786.7	128.9	—	36,247.8

Other Long-term Investments
Derivatives
Forwards	—	36.7	—	—	36.7
Foreign Exchange Contracts	—	58.8	—	—	58.8
Embedded Derivative in Modified Coinsurance Arrangement	—	—	4.6	—	4.6
Total Derivatives	—	95.5	4.6	—	100.1
Perpetual Preferred and Equity Securities	—	10.3	21.6	—	31.9
Private Equity Partnerships	—	—	—	1,370.3	1,370.3
Total Other Long-term Investments	—	105.8	26.2	1,370.3	1,502.3
Total Financial Instrument Assets Carried at Fair Value	$9,332.2	$26,892.5	$155.1	$1,370.3	$37,750.1

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$113.6	$—	$—	$113.6
Foreign Exchange Contracts	—	33.4	—	—	33.4
Total Derivatives	—	147.0	—	—	147.0
Total Financial Instrument Liabilities Carried at Fair Value	$—	$147.0	$—	$—	$147.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 3 - Fair Value of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 3 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2024
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in			Sales/Maturities	Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases		Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Mortgage/Asset-Backed Securities	$32.9	$—	$—	$5.6	$(0.1)	$0.3	$—	$38.7	$—	$—
All Other Corporate Bonds	123.4	(2.6)	2.1	2.3	(127.6)	138.4	(45.8)	90.2	2.1	—
Total Fixed Maturity Securities	156.3	(2.6)	2.1	7.9	(127.7)	138.7	(45.8)	128.9	2.1	—

Perpetual Preferred and Equity Securities	21.6	—	—	—	—	—	—	21.6	—	—
Embedded Derivative in Modified Coinsurance Arrangement	(1.5)	6.1	—	—	—	—	—	4.6	—	6.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
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
March 31, 2024
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

	March 31, 2024
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$17.7	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.00% - 5.00% / 5.00% Priced at Par Value
Perpetual Preferred and Equity Securities	21.6	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	4.6	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 0.01%

	December 31, 2023
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$15.9	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.00% - 5.00% / 5.00% Priced at Par Value
Perpetual Preferred and Equity Securities	21.6	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(1.5)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 0.2%

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
March 31, 2024
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,286.5 million and $3,322.5 million as of March 31, 2024 and December 31, 2023, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
March 31, 2024
Note 3 - Fair Value of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	March 31, 2024
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,021.9	$—	$2,021.9	$2,298.8
Policy Loans	—	—	3,650.2	3,650.2	3,579.1
Other Long-term Investments
Miscellaneous Long-term Investments	—	17.6	0.3	17.9	17.9
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,039.5	$3,650.5	$5,690.0	$5,895.8

Liabilities
Long-term Debt	$2,628.1	$602.6	$—	$3,230.7	$3,431.0
Other Liabilities
Unfunded Commitments	—	0.2	—	0.2	0.2
Payable for Collateral on FHLB Funding Agreements	—	108.2	—	108.2	108.2
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,628.1	$711.0	$—	$3,339.1	$3,539.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 3 - Fair Value of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 4 - Investments
Fixed Maturity Securities

At March 31, 2024 and December 31, 2023, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	March 31, 2024
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$585.8	$—	$17.4	$25.0	$578.2
States, Municipalities, and Political Subdivisions	3,978.2	—	105.2	518.5	3,564.9
Foreign Governments	932.9	—	22.2	128.3	826.8
Public Utilities	5,496.5	—	163.2	329.5	5,330.2
Mortgage/Asset-Backed Securities	735.4	—	5.0	31.7	708.7
All Other Corporate Bonds	26,652.6	2.2	589.0	2,004.0	25,235.4
Redeemable Preferred Stocks	4.0	—	—	0.4	3.6
Total Fixed Maturity Securities	$38,385.4	$2.2	$902.0	$3,037.4	$36,247.8

	December 31, 2023
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$618.6	$—	$25.3	$19.1	$624.8
States, Municipalities, and Political Subdivisions	4,041.3	—	135.3	498.2	3,678.4
Foreign Governments	982.1	—	29.8	121.2	890.7
Public Utilities	5,398.2	—	217.1	293.7	5,321.6
Mortgage/Asset-Backed Securities	658.0	—	10.1	24.0	644.1
All Other Corporate Bonds	26,708.4	2.2	771.8	1,807.3	25,670.7
Redeemable Preferred Stocks	4.0	—	—	0.4	3.6
Total Fixed Maturity Securities	$38,410.6	$2.2	$1,189.4	$2,763.9	$36,833.9

[1]Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2024
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$112.2	$2.1	$192.9	$22.9
States, Municipalities, and Political Subdivisions	236.8	5.1	2,039.2	513.4
Foreign Governments	116.5	3.2	300.7	125.1
Public Utilities	695.0	17.7	1,769.4	311.8
Mortgage/Asset-Backed Securities	147.4	3.3	340.2	28.4
All Other Corporate Bonds	2,337.2	52.9	14,088.9	1,951.1
Redeemable Preferred Stocks	—	—	3.6	0.4
Total Fixed Maturity Securities	$3,645.1	$84.3	$18,734.9	$2,953.1

	December 31, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$118.8	$0.7	$197.3	$18.4
States, Municipalities, and Political Subdivisions	128.0	4.0	2,035.1	494.2
Foreign Governments	149.9	3.3	312.9	117.9
Public Utilities	373.7	10.4	1,720.6	283.3
Mortgage/Asset-Backed Securities	60.3	2.5	316.7	21.5
All Other Corporate Bonds	1,483.8	26.8	14,215.2	1,780.5
Redeemable Preferred Stocks	—	—	3.6	0.4
Total Fixed Maturity Securities	$2,314.5	$47.7	$18,801.4	$2,716.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 4 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	March 31, 2024
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$958.1	$0.9	$166.7	$9.7	$782.6
Over 1 year through 5 years	7,744.6	118.0	2,720.4	205.6	4,936.6
Over 5 years through 10 years	9,081.5	296.7	3,679.1	642.5	5,056.6
Over 10 years	19,863.6	481.4	7,080.5	2,147.9	11,116.6
	37,647.8	897.0	13,646.7	3,005.7	21,892.4
Mortgage/Asset-Backed Securities	735.4	5.0	221.1	31.7	487.6
Total Fixed Maturity Securities	$38,383.2	$902.0	$13,867.8	$3,037.4	$22,380.0

	December 31, 2023
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$935.0	$0.9	$140.8	$7.5	$787.6
Over 1 year through 5 years	7,594.4	128.2	2,685.7	179.0	4,857.9
Over 5 years through 10 years	9,430.3	372.1	4,100.0	610.8	5,091.6
Over 10 years	19,790.7	678.1	8,524.4	1,942.6	10,001.8
	37,750.4	1,179.3	15,450.9	2,739.9	20,738.9
Mortgage/Asset-Backed Securities	658.0	10.1	267.1	24.0	377.0
Total Fixed Maturity Securities	$38,408.4	$1,189.4	$15,718.0	$2,763.9	$21,115.9

[1]Allowance for Credit Losses

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of March 31, 2024:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$34,759.9	$886.0	$2,943.1	96.9%
Below-Investment-Grade	1,487.9	16.0	94.3	3.1
Total Fixed Maturity Securities	$36,247.8	$902.0	$3,037.4	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At March 31, 2024, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 4 - Investments - Continued
which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

As of March 31, 2024, we held 903 individual investment-grade fixed maturity securities and 75 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 826 investment-grade fixed maturity securities and 70 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as "all other corporate bonds" during the three months ended March 31, 2023.

	Three Months Ended March 31
	2024	2023
	(in millions of dollars)
Balance, beginning of period	$2.2	$—
Credit losses on securities for which credit losses were not previously recorded	—	—
Balance, end of period	$2.2	$—

At March 31, 2024, we had commitments of $74.5 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

Variable Interest Entities

We invest in variable interests issued by variable interest entities. These investments, which are passive in nature, include minority ownership interests in private equity partnerships, tax credit partnerships, and special purpose entities. Our maximum

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 4 - Investments - Continued
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

As of March 31, 2024, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,370.6 million, comprised of $0.3 million of tax credit partnerships and $1,370.3 million of private equity partnerships. At December 31, 2023, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,326.5 million, comprised of $0.3 million of tax credit partnerships and $1,326.2 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

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

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,309.5 million and $2,328.4 million at March 31, 2024 and December 31, 2023, respectively. The allowance for expected credit losses was $10.7 million and $10.2 million at March 31, 2024 and December 31, 2023, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $7.2 million at both March 31, 2024 and December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	March 31, 2024		December 31, 2023
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$681.2	29.6%	$685.8	29.6%
Industrial	701.0	30.5	706.0	30.5
Office	374.4	16.3	379.9	16.4
Retail	499.9	21.8	503.9	21.7
Other	42.3	1.8	42.6	1.8
Total	$2,298.8	100.0%	$2,318.2	100.0%

Region
New England	$54.5	2.4%	$55.1	2.4%
Mid-Atlantic	153.5	6.7	155.1	6.7
East North Central	312.6	13.6	314.4	13.6
West North Central	162.1	7.1	163.5	7.0
South Atlantic	548.2	23.7	553.0	23.8
East South Central	109.8	4.8	110.7	4.8
West South Central	199.2	8.7	200.9	8.7
Mountain	280.5	12.2	282.7	12.2
Pacific	478.4	20.8	482.8	20.8
Total	$2,298.8	100.0%	$2,318.2	100.0%

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
March 31, 2024
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators:

	March 31, 2024		December 31, 2023
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$84.4	3.7%	$85.2	3.7%
A	1,010.8	44.0	942.5	40.6
BBB	1,163.9	50.6	1,249.5	53.9
BB	39.7	1.7	41.0	1.8
Total	$2,298.8	100.0%	$2,318.2	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,443.9	62.8%	$1,409.9	60.8%
> 65% <= 75%	656.1	28.5	707.0	30.5
> 75% <= 85%	135.5	5.9	136.5	5.9
> 85%	63.3	2.8	64.8	2.8
Total	$2,298.8	100.0%	$2,318.2	100.0%

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 4 - Investments - Continued

There were no gross write-offs for the periods ending March 31, 2024 or December 31, 2023. The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at March 31, 2024 and December 31, 2023, respectively. There were no loan originations for the three months ended March 31, 2024.

	March 31, 2024
	Prior to 2020	2020	2021	2022	2023	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$84.5	$—	$—	$—	$—	$84.5
A	730.4	100.2	121.4	23.0	38.0	1,013.0
BBB	788.0	64.1	224.5	64.3	29.1	1,170.0
BB	42.0	—	—	—	—	42.0
Total Amortized Cost	1,644.9	164.3	345.9	87.3	67.1	2,309.5
Allowance for credit losses	(8.2)	(0.6)	(1.0)	(0.5)	(0.4)	(10.7)
Carrying Amount	$1,636.7	$163.7	$344.9	$86.8	$66.7	$2,298.8

Loan-to-Value Ratio[1]
<=65%	$1,127.0	$121.8	$144.1	$16.0	$38.7	$1,447.6
>65<=75%	355.4	34.3	170.1	71.3	28.4	659.5
>75%<=85%	96.7	8.2	31.7	—	—	136.6
>85%	65.8	—	—	—	—	65.8
Total Amortized Cost	1,644.9	164.3	345.9	87.3	67.1	2,309.5
Allowance for credit losses	(8.2)	(0.6)	(1.0)	(0.5)	(0.4)	(10.7)
Carrying Amount	$1,636.7	$163.7	$344.9	$86.8	$66.7	$2,298.8

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 4 - Investments - Continued

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

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 4 - Investments - Continued
The following tables present a roll-forward of allowance for expected credit losses by loan-to-value ratio for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.8	$(0.2)	$—	$—	$3.6
>65<=75%	3.8	(0.4)	—	—	3.4
>75%<=85%	1.2	—	—	—	1.2
>85%	1.4	1.1	—	—	2.5
Total	$10.2	$0.5	$—	$—	$10.7

	Three Months Ended March 31, 2023
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.0	$—	$—	$—	$3.0
>65<=75%	4.7	0.6	—	—	5.3
>75%<=85%	1.1	0.1	—	—	1.2
>85%	0.5	—	—	—	0.5
Total	$9.3	$0.7	$—	$—	$10.0

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

There were no troubled debt restructurings during the three months ended March 31, 2024 and 2023. At March 31, 2024 and December 31, 2023, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the three months ended March 31, 2024 and 2023.

Other than our allowance for expected credit losses, we had no specifically identified impaired mortgage loans during the three months ended March 31, 2024, or 2023, nor did we recognize any interest income on mortgage loans subsequent to impairment.

At March 31, 2024, we had $1.8 million in commitments to fund commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. For the three months ended March 31, 2024, we had a nominal amount of expected credit losses related to unfunded commitments on our consolidated balance sheets. For the year ended December 31, 2023, we had no expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our real estate held for the production of income balance was $63.2 million and $64.4 million at March 31, 2024 and December 31, 2023, respectively, and the associated accumulated depreciation was $128.4 million and $127.2 million at March 31, 2024 and December 31, 2023, respectively. We did not recognize any impairments related to our real estate during the quarter ended March 31, 2024 or March 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 4 - Investments - Continued
Our held for sale real estate balance was $40.9 million at both March 31, 2024 and December 31, 2023 and the associated accumulated depreciation was $54.2 million at both March 31, 2024 and December 31, 2023.

During the first quarter of 2022, we reclassified property previously held for the production of income to property held for sale. The carrying value of the property was $40.1 million as of both March 31, 2024 and December 31, 2023 and is primarily recorded within our Corporate segment. The estimated fair value less costs to sell is above the carrying value of the property and we expect to close the sale of the property within the next twelve months.

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

As of March 31, 2024, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $60.2 million, for which we received collateral in the form of cash and securities of $46.9 million and $16.1 million, respectively. As of December 31, 2023, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $72.0 million, for which we received collateral in the form of cash and securities of $63.1 million and $12.5 million, respectively. We had no outstanding repurchase agreements at March 31, 2024 or December 31, 2023.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	March 31, 2024	December 31, 2023
	Overnight and Continuous
	(in millions of dollars)
Borrowings
Public Utilities	$4.7	$1.8
All Other Corporate Bonds	42.2	61.3
Total Borrowings	46.9	63.1
Gross Amount of Recognized Liability for Securities Lending Transactions	46.9	63.1
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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
March 31, 2024
Note 4 - Investments - Continued
required, based on the amount of funds we borrow from the FHLBs. The carrying value of common stock owned, collateral posted, and advances received are as follows:

	March 31, 2024	December 31, 2023
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$17.6	$15.7
Advances from FHLB	108.2	64.5

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$583.6	$589.0
Commercial Mortgage Loans	979.0	986.8
Total Carrying Value of Collateral Posted to FHLB	$1,562.6	$1,575.8

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
March 31, 2024
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

	March 31, 2024
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$95.6	$—	$95.6	$(93.2)	$(0.9)	$1.5
Securities Lending	60.2	—	60.2	(13.3)	(46.9)	—
Total	$155.8	$—	$155.8	$(106.5)	$(47.8)	$1.5

Financial Liabilities:
Derivatives	$147.0	$—	$147.0	$(146.8)	$—	$0.2
Securities Lending	46.9	—	46.9	(46.9)	—	—
Total	$193.9	$—	$193.9	$(193.7)	$—	$0.2

	December 31, 2023
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$99.9	$—	$99.9	$(91.9)	$(6.4)	$1.6
Securities Lending	72.0	—	72.0	(8.9)	(63.1)	—
Total	$171.9	$—	$171.9	$(100.8)	$(69.5)	$1.6

Financial Liabilities:
Derivatives	$116.2	$—	$116.2	$(109.4)	$—	$6.8
Securities Lending	63.1	—	63.1	(63.1)	—	—
Total	$179.3	$—	$179.3	$(172.5)	$—	$6.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended March 31
	2024	2023
	(in millions of dollars)
Fixed Maturity Securities	$453.9	$455.1
Derivatives	8.2	11.9
Mortgage Loans	22.5	23.4
Policy Loans	5.4	5.0
Other Long-term Investments
Perpetual Preferred Securities[1]	0.2	0.9
Private Equity Partnerships[2]	20.3	14.3
Other	2.7	1.8
Short-term Investments	19.9	14.1
Gross Investment Income	533.1	526.5
Less Investment Expenses	16.6	14.7
Less Investment Income on Participation Fund Account Assets	3.0	3.0
Net Investment Income	$513.5	$508.8

1The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2024 related to perpetual preferred securities still held at March 31, 2024 was $(0.1) million. The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2023 related to perpetual preferred securities still held at March 31, 2023 was $0.7 million.

2The net unrealized gain recognized in net investment income for the three months ended March 31, 2024 related to private equity partnerships still held at March 31, 2024 was $25.0 million, reduced by net management fees and partnership expenses of $(4.7) million. The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2023 related to private equity partnerships still held at March 31, 2023 was $17.8 million, reduced by net management fees and partnership expense of $(3.5) million. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended March 31
	2024	2023
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$—	$0.5
Gross Losses on Sales	(15.8)	(0.2)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	—	0.2
Change in Allowance for Credit Losses	(0.5)	(0.7)
Embedded Derivative in Modified Coinsurance Arrangement	6.1	0.3
All Other Derivatives	1.6	(0.6)
Foreign Currency Transactions	(1.9)	0.6
Other	9.3	—
Net Investment Gain (Loss)	$(1.2)	$0.1

Note 5 - Derivative Financial Instruments

Purpose of Derivatives

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, and total return swaps. Transactions hedging interest rate risk are primarily associated with our individual and group long-term care and individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes. We do not use derivative financial instruments for speculative purposes.

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
Unum Group and Subsidiaries
March 31, 2024
Note 5 - Derivative Financial Instruments - Continued
specified intervals, fixed rate foreign currency-denominated principal and interest payments in exchange for fixed rate payments in the functional currency of the operating segment.

Derivatives not designated as hedging instruments and used to reduce our exposure to foreign currency risk and volatility of the underlying deferred assets in our non-qualified defined contribution plan are as follows:

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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily changes in interest rates, exchange rates, and equity prices) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At March 31, 2024 and December 31, 2023, we had $1.5 million and $1.6 million credit exposure on derivatives, respectively. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	March 31, 2024	December 31, 2023
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$3.2	$11.1
Fixed Maturity Securities	17.3	26.3
	$20.5	$37.4
Carrying Value of Collateral Posted to Counterparties
Cash	$—	$—
Fixed Maturity Securities	82.2	39.8
	$82.2	$39.8

See Note 4 for further discussion of our master netting agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 5 - Derivative Financial Instruments - Continued
All of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $147.0 million and $116.2 million at March 31, 2024 and December 31, 2023, respectively.

Cash Flow Hedges

At both March 31, 2024 and December 31, 2023, we had $149.5 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of March 31, 2024 and December 31, 2023, we had $2,004.0 million and $1,905.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase of fixed maturity securities.

As of March 31, 2024, we expect to amortize approximately $13.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from AOCI into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from AOCI into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2024, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2063.

Fair Value Hedges

At both March 31, 2024 and December 31, 2023, we had $642.5 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following table summarizes the carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$514.7	$529.2	$(23.6)	$(6.1)

For the three months ended March 31, 2024 and March 31, 2023, $(9.9) million and $2.5 million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

At both March 31, 2024 and December 31, 2023, we held $132.0 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 5 - Derivative Financial Instruments - Continued
As of March 31, 2024 and December 31, 2023, we held $53.5 million and $52.5 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of March 31, 2024 and December 31, 2023, we held $112.5 million and $102.2 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

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
March 31, 2024
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

	March 31, 2024
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$2,004.0	$32.5	$113.6
Foreign Currency Interest Rate Swaps	149.5	15.6	2.7
Total Cash Flow Hedges	2,153.5	48.1	116.3

Fair Value Hedges
Foreign Currency Interest Rate Swaps	642.5	43.2	14.0

Total Designated as Hedging Instruments	$2,796.0	$91.3	$130.3

Not Designated as Hedging Instruments
Foreign Currency Forwards	$53.5	$4.2	$—
Foreign Currency Interest Rate Swaps	132.0	—	16.7
Total Return Swaps	112.5	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	4.6	—
Total Not Designated as Hedging Instruments	$298.0	$8.8	$16.7

Total Derivatives	$3,094.0	$100.1	$147.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 5 - Derivative Financial Instruments - Continued

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
March 31, 2024
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2024			2023
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$513.5	$(1.2)	$49.5	$508.8	$0.1	$48.1

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	47.6	—	0.7	49.5	—	0.7
Derivatives Designated as Hedging Instruments	6.0	—	—	10.4	—	—
Foreign Exchange Contracts:
Hedged items	2.2	—	—	2.5	—	—
Derivatives Designated as Hedging Instruments	(0.5)	—	—	0.3	—	—
Forward Benchmark Interest Rate Locks:
Hedged items	9.0	—	—	0.7	—	—
Derivatives Designated as Hedging Instruments	(0.2)	—	—	—	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	4.2	(17.6)	—	3.2	3.2	—
Derivatives Designated as Hedging Instruments	3.1	17.6	—	1.3	(3.2)	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended March 31
	2024	2023
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$(55.1)	$29.9
Foreign Exchange Contracts	3.2	(0.2)
Total	$(51.9)	$29.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2024	2023
	(in millions of dollars)
Net Investment Gain (Loss)
Foreign Exchange Contracts	$1.6	$(0.6)
Embedded Derivative in Modified Coinsurance Arrangement	6.1	0.3
Total	$7.7	$(0.3)

Other Expenses
(Gain) Loss on Total Return Swaps	$(7.9)	$(4.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 6 - Accumulated Other Comprehensive Loss
Components of our accumulated other comprehensive loss, after tax, and related changes are as follows:

	Net Unrealized Loss on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2023	$(1,919.1)	$(648.4)	$(73.7)	$(321.1)	$(345.7)	$(3,308.0)
Other Comprehensive Income (Loss) Before Reclassifications	(454.1)	873.7	(48.9)	(11.5)	(2.4)	356.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	12.4	—	(4.4)	—	3.2	11.2
Net Other Comprehensive Income (Loss)	(441.7)	873.7	(53.3)	(11.5)	0.8	368.0
Balance at March 31, 2024	$(2,360.8)	$225.3	$(127.0)	$(332.6)	$(344.9)	$(2,940.0)

Balance at December 31, 2022	$(3,028.4)	$313.9	$(9.6)	$(390.1)	$(334.1)	$(3,448.3)
Other Comprehensive Income (Loss) Before Reclassifications	823.4	(573.9)	25.6	24.7	(6.7)	293.1
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(0.2)	—	(8.2)	—	1.3	(7.1)
Net Other Comprehensive Income (Loss)	823.2	(573.9)	17.4	24.7	(5.4)	286.0
Balance at March 31, 2023	$(2,205.2)	$(260.0)	$7.8	$(365.4)	$(339.5)	$(3,162.3)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 6 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from accumulated other comprehensive loss were recognized in our consolidated statements of income as follows:

	Three Months Ended March 31
	2024	2023
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Gain (Loss)
Net Gain (Loss) on Sales on Securities	$(15.8)	$0.3
Income Tax Expense (Benefit)	(3.4)	0.1
Total	$(12.4)	$0.2

Net Gain (Loss) on Derivatives
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$5.8	$10.4
Loss on Foreign Exchange Contracts	(0.1)	—
Net Investment Gain (Loss)
Loss on Foreign Exchange Contracts	(0.1)	—
	5.6	10.4
Income Tax Expense	1.2	2.2
Total	$4.4	$8.2

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.2)	$(1.8)
Amortization of Prior Service Credit	0.1	0.1
	(4.1)	(1.7)
Income Tax Benefit	(0.9)	(0.4)
Total	$(3.2)	$(1.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
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

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate. The weighted average current discount rate was 5.1 percent at March 31, 2024 compared to 4.8 percent at December 31, 2023, with the increase due primarily to an increase in U.S. Treasury rates. The weighted average current discount rate was 4.8 percent at March 31, 2023 compared to 5.0 percent at December 31, 2022 with the decrease due primarily to a decrease in U.S. Treasury rates.
Actual variance from expected experience during the first three months of 2024 and 2023 was due primarily to the Unum US group disability and Unum US group life and accidental death and dismemberment product lines. During the first three months of 2024 and 2023, the variance in the Unum US group disability product line was primarily due to higher than expected claim resolutions driven by recoveries. During the first three months of 2024, the variance in the Unum US group life and accidental death and dismemberment product line was driven primarily by lower than expected mortality. During the first three months of 2023, the variance in the Unum US group life and accidental death and dismemberment line was driven primarily by lower than expected new claim incidence for waiver of premium benefits.

For the three months ended March 31, 2024, there were certain cohorts within the Closed Block segment, related to our long-term care product line, for which net premiums exceeded gross premiums which had an immaterial impact to income before income tax. For the three months ended March 31, 2024 and 2023, there were certain cohorts within the Colonial Life segment, related to our cancer and critical illness product line, for which net premiums exceeded gross premiums which had an immaterial impact to income before income tax. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the three months ended March 31, 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 7 - Liability for Future Policy Benefits - Continued

The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	March 31
	2024	2023
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$14,417.8	$12,426.2
Beginning balance at original discount rate	14,243.2	12,695.3
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(110.8)	(131.9)
Adjusted beginning of year balance	14,132.4	12,563.4
Issuances	435.9	315.8
Interest accretion	163.5	138.7
Net premiums collected	(426.7)	(393.7)
Foreign currency	(3.4)	3.4
Ending balance at original discount rate	14,301.7	12,627.6
Effect of change in discount rate assumptions	(113.1)	(27.0)
Balance, end of period	$14,188.6	$12,600.6

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$52,423.6	$48,929.4
Beginning balance at original discount rate	51,305.7	49,689.0
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(205.9)	(283.4)
Adjusted beginning of year balance	51,099.8	49,405.6
Issuances[1]	1,187.8	1,131.4
Interest accretion	579.5	556.8
Benefit payments	(1,598.1)	(1,613.2)
Foreign currency	(24.2)	49.3
Ending balance at original discount rate	51,244.8	49,529.9
Effect of change in discount rate assumptions	(377.5)	345.3
Balance, end of period	$50,867.3	$49,875.2

Net liability for future policy benefits	$36,678.7	$37,274.6
Other[2]	1,704.1	1,849.5
Total liability for future policy benefits	38,382.8	39,124.1
Less: Reinsurance recoverable related to future policy benefits	7,504.0	8,148.2
Net liability for future policy benefits, after reinsurance recoverable	$30,878.8	$30,975.9

[1]Issuances include new policy issuances for most product lines. For our Unum US group disability, Unum US group life and AD&D and Closed Block - All Other product lines and certain of our Unum International product lines, this line represents new claim incurrals.

[2]Other primarily relates to our Closed Block - All Other product line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
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

	Consolidated
	March 31
	2024	2023
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,507.8	$2,390.0
Interest accretion	$416.0	$418.1

	Consolidated
	March 31
	2024	2023
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$104,905.0	$96,591.0
Expected future gross premiums	$39,072.6	$35,284.9

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$25,772.6	$23,805.9

Weighted average interest rate:
Interest accretion rate	4.9%	4.8%
Current discount rate	5.1%	4.8%

Weighted average duration of the liability	11.5 years	10.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 7 - Liability for Future Policy Benefits - Continued

Unum US Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	March 31, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,134.7	$1,296.7	$2,431.4
Beginning balance at original discount rate	—	—	1,192.5	1,294.4	2,486.9
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(80.7)	(17.9)	(98.6)
Adjusted beginning of year balance	—	—	1,111.8	1,276.5	2,388.3
Issuances	—	—	213.4	40.8	254.2
Interest accretion	—	—	10.2	13.9	24.1
Net premiums collected	—	—	(50.9)	(48.9)	(99.8)
Ending balance at original discount rate	—	—	1,284.5	1,282.3	2,566.8
Effect of change in discount rate assumptions	—	—	(74.8)	(18.2)	(93.0)
Balance, end of period	$—	$—	$1,209.7	$1,264.1	$2,473.8

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,147.4	$922.0	$2,334.5	$3,348.6	$11,752.5
Beginning balance at original discount rate	5,277.1	936.5	2,422.0	3,313.9	11,949.5
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(73.0)	(19.1)	(95.5)	(24.0)	(211.6)
Adjusted beginning of year balance	5,204.1	917.4	2,326.5	3,289.9	11,737.9
Issuances[1]	386.6	211.6	219.3	42.0	859.5
Interest accretion	46.8	5.4	24.5	38.7	115.4
Benefit payments	(460.7)	(228.9)	(61.4)	(68.2)	(819.2)
Ending balance at original discount rate	5,176.8	905.5	2,508.9	3,302.4	11,893.6
Effect of change in discount rate assumptions	(180.7)	(20.0)	(156.8)	(38.7)	(396.2)
Balance, end of period	$4,996.1	$885.5	$2,352.1	$3,263.7	$11,497.4

Net liability for future policy benefits	$4,996.1	$885.5	$1,142.4	$1,999.6	$9,023.6
Other	0.2	0.9	2.6	26.7	30.4
Total liability for future policy benefits	4,996.3	886.4	1,145.0	2,026.3	9,054.0
Less: Reinsurance recoverable related to future policy benefits	29.1	8.7	13.9	154.1	205.8
Net liability for future policy benefits, after reinsurance recoverable	$4,967.2	$877.7	$1,131.1	$1,872.2	$8,848.2

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 7 - Liability for Future Policy Benefits - Continued

	March 31, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$868.2	$1,202.9	$2,071.1
Beginning balance at original discount rate	—	—	937.9	1,228.1	2,166.0
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(73.6)	(24.9)	(98.5)
Adjusted beginning of year balance	—	—	864.3	1,203.2	2,067.5
Issuances	—	—	85.7	48.8	134.5
Interest accretion	—	—	7.0	12.3	19.3
Net premiums collected	—	—	(37.8)	(44.7)	(82.5)
Ending balance at original discount rate	—	—	919.2	1,219.6	2,138.8
Effect of change in discount rate assumptions	—	—	(50.9)	(6.3)	(57.2)
Balance, end of period	$—	$—	$868.3	$1,213.3	$2,081.6

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,533.3	$972.6	$1,999.5	$3,192.8	$11,698.2
Beginning balance at original discount rate	5,793.1	998.5	2,141.2	3,244.5	12,177.3
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(107.5)	(21.2)	(85.9)	(36.0)	(250.6)
Adjusted beginning of year balance	5,685.6	977.3	2,055.3	3,208.5	11,926.7
Issuances[1]	425.3	228.4	92.3	50.2	796.2
Interest accretion	52.2	5.9	21.3	41.0	120.4
Benefit payments	(484.8)	(259.2)	(49.1)	(69.0)	(862.1)
Ending balance at original discount rate	5,678.3	952.4	2,119.8	3,230.7	11,981.2
Effect of change in discount rate assumptions	(179.5)	(18.8)	(90.7)	15.2	(273.8)
Balance, end of period	$5,498.8	$933.6	$2,029.1	$3,245.9	$11,707.4

Net liability for future policy benefits	$5,498.8	$933.6	$1,160.8	$2,032.6	$9,625.8
Other	0.5	0.9	16.6	27.5	45.5
Total liability for future policy benefits	5,499.3	934.5	1,177.4	2,060.1	9,671.3
Less: Reinsurance recoverable related to future policy benefits	42.5	5.6	12.5	195.2	255.8
Net liability for future policy benefits, after reinsurance recoverable	$5,456.8	$928.9	$1,164.9	$1,864.9	$9,415.5

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
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

	March 31, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$754.1	$494.4	$207.8	$165.4	$1,621.7
Interest accretion	$46.8	$5.4	$14.3	$24.8	$91.3

	March 31, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$718.2	$462.2	$199.3	$157.3	$1,537.0
Interest accretion	$52.2	$5.9	$14.3	$28.7	$101.1

	March 31, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$6,251.2	$1,030.5	$5,330.0	$5,297.1	$17,908.8
Expected future gross premiums	$—	$—	$5,771.9	$5,699.9	$11,471.8

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$3,896.1	$4,096.1	$7,992.2

Weighted average interest rate:
Interest accretion rate	4.0%	2.3%	5.0%	5.1%	4.2%
Current discount rate	4.9%	2.8%	5.2%	5.1%	4.7%

Weighted average duration of the liability	4.2 years	2.6 years	18.3 years	9.6 years	7.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 7 - Liability for Future Policy Benefits - Continued

	March 31, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$6,834.2	$1,085.2	$4,564.8	$5,148.4	$17,632.6
Expected future gross premiums	$—	$—	$3,941.1	$5,540.1	$9,481.2

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$2,890.7	$3,973.7	$6,864.4

Weighted average interest rate:
Interest accretion rate	3.8%	2.2%	5.1%	5.1%	4.1%
Current discount rate	4.6%	2.7%	5.0%	4.8%	4.5%

Weighted average duration of the liability	4.3 years	2.7 years	17.9 years	9.4 years	6.8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 7 - Liability for Future Policy Benefits - Continued

Unum International Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum International segment.

	March 31
	2024	2023
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$270.3	$197.1
Beginning balance at original discount rate	298.4	246.8
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	7.2	4.5
Adjusted beginning of year balance	305.6	251.3
Issuances	8.8	6.3
Interest accretion	3.0	2.2
Net premiums collected	(7.3)	(5.2)
Foreign currency	(3.4)	3.4
Ending balance at original discount rate	306.7	258.0
Effect of change in discount rate assumptions	(29.9)	(38.4)
Balance, end of period	$276.8	$219.6

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,527.4	$2,231.4
Beginning balance at original discount rate	2,687.1	2,495.5
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(0.5)	2.2
Adjusted beginning of year balance	2,686.6	2,497.7
Issuances[1]	113.9	105.4
Interest accretion	16.9	15.7
Benefit payments	(132.1)	(118.6)
Foreign currency	(24.2)	49.3
Ending balance at original discount rate	2,661.1	2,549.5
Effect of change in discount rate assumptions	(206.9)	(211.8)
Balance, end of period	$2,454.2	$2,337.7

Net liability for future policy benefits	$2,177.4	$2,118.1
Other	35.9	30.5
Total liability for future policy benefits	2,213.3	2,148.6
Less: Reinsurance recoverable related to future policy benefits	69.7	74.7
Net liability for future policy benefits, after reinsurance recoverable	$2,143.6	$2,073.9

[1]Issuances for Unum International primarily represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
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

	March 31
	2024	2023
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$230.5	$208.5
Interest accretion	$13.9	$13.5

	March 31
	2024	2023
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$4,230.4	$3,988.8
Expected future gross premiums	$1,246.6	$995.8

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$807.5	$657.2

Weighted average interest rate:
Interest accretion rate	4.1%	3.9%
Current discount rate	4.9%	4.8%

Weighted average duration of the liability	8.6 years	8.6 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 7 - Liability for Future Policy Benefits - Continued

Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	March 31
	2024	2023
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,592.6	$3,745.4
Beginning balance at original discount rate	3,754.3	4,046.4
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	3.7	(46.3)
Adjusted beginning of year balance	3,758.0	4,000.1
Issuances	172.9	175.0
Interest accretion	35.1	33.0
Net premiums collected	(164.4)	(164.1)
Ending balance at original discount rate	3,801.6	4,044.0
Effect of change in discount rate assumptions	(213.7)	(229.5)
Balance, end of period	$3,587.9	$3,814.5

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,566.0	$5,581.1
Beginning balance at original discount rate	5,925.2	6,163.9
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(6.1)	(39.5)
Adjusted beginning of year balance	5,919.1	6,124.4
Issuances	181.4	184.9
Interest accretion	58.0	55.4
Benefit payments	(161.2)	(168.3)
Ending balance at original discount rate	5,997.3	6,196.4
Effect of change in discount rate assumptions	(483.1)	(460.5)
Balance, end of period	$5,514.2	$5,735.9

Net liability for future policy benefits	$1,926.3	$1,921.4
Other	24.5	20.7
Total liability for future policy benefits	1,950.8	1,942.1
Less: Reinsurance recoverable related to future policy benefits	1.6	0.8
Net liability for future policy benefits, after reinsurance recoverable	$1,949.2	$1,941.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
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

	March 31
	2024	2023
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$430.6	$412.2
Interest accretion	$22.9	$22.4

	March 31
	2024	2023
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$9,989.6	$10,121.7
Expected future gross premiums	$12,133.1	$12,359.9

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$8,840.9	$9,030.0

Weighted average interest rate:
Interest accretion rate	4.3%	4.3%
Current discount rate	5.1%	5.0%

Weighted average duration of the liability	17.0 years	17.4 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 7 - Liability for Future Policy Benefits - Continued

Closed Block Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	March 31, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$8,123.5	$—	$8,123.5
Beginning balance at original discount rate	7,703.6	—	7,703.6
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(23.1)	—	(23.1)
Adjusted beginning of year balance	7,680.5	—	7,680.5
Interest accretion	101.3	—	101.3
Net premiums collected	(155.2)	—	(155.2)
Ending balance at original discount rate	7,626.6	—	7,626.6
Effect of change in discount rate assumptions	223.5	—	223.5
Balance, end of period	$7,850.1	$—	$7,850.1

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$24,697.7	$7,880.0	$32,577.7
Beginning balance at original discount rate	22,649.3	8,094.6	30,743.9
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(3.3)	15.6	12.3
Adjusted beginning of year balance	22,646.0	8,110.2	30,756.2
Issuances[1]	—	33.0	33.0
Interest accretion	300.1	89.1	389.2
Benefit payments	(229.0)	(256.6)	(485.6)
Ending balance at original discount rate	22,717.1	7,975.7	30,692.8
Effect of change in discount rate assumptions	1,070.5	(361.8)	708.7
Balance, end of period	$23,787.6	$7,613.9	$31,401.5

Net liability for future policy benefits	$15,937.5	$7,613.9	$23,551.4
Other[2]	22.3	1,591.0	1,613.3
Total liability for future policy benefits	15,959.8	9,204.9	25,164.7
Less: Reinsurance recoverable related to future policy benefits	4.2	7,222.6	7,226.8
Net liability for future policy benefits, after reinsurance recoverable	$15,955.6	$1,982.3	$17,937.9

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 7 - Liability for Future Policy Benefits - Continued

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
March 31, 2024
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

	March 31, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$174.6	$50.4	$225.0
Interest accretion	$198.8	$89.1	$287.9

	March 31, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$175.1	$57.2	$232.3
Interest accretion	$190.5	$90.6	$281.1

	March 31, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$61,072.6	$11,703.6	$72,776.2
Expected future gross premiums	$14,221.1	$—	$14,221.1

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$8,132.0	$—	$8,132.0

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.2%
Current discount rate	5.3%	5.1%	5.2%

Weighted average duration of the liability	16.2 years	7.3 years	13.1 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 7 - Liability for Future Policy Benefits - Continued

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
March 31, 2024
Note 7 - Liability for Future Policy Benefits - Continued

Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets are as follows:

	March 31
	2024	2023
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$9,054.0	$9,671.3
Unum International	2,213.3	2,148.6
Colonial Life	1,950.8	1,942.1
Closed Block[1]	25,164.7	25,362.1
Other products[1]	241.7	227.4
Total liability for future policy benefits	$38,624.5	$39,351.5

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
March 31, 2024
Note 8 - Policyholders' Account Balances
Policyholders' account balances primarily include our universal life and corporate-owned life insurance products. Policyholders' account balances reflect customer deposits and interest credited less cost of insurance, administration expenses, surrender charges, and customer withdrawals.

The following table presents the balances and changes in the policyholders' account balances:

	March 31, 2024
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$578.6	$852.9	$4,082.7	$5,514.2
Premiums received	14.0	20.5	5.7	40.2
Policy charges[1]	(14.5)	(18.3)	(27.8)	(60.6)
Surrenders and withdrawals	(10.2)	(9.7)	(2.9)	(22.8)
Benefit payments	(1.9)	(2.1)	(75.5)	(79.5)
Interest credited	5.3	8.6	81.7	95.6
Other	2.8	0.1	0.3	3.2
Balance, end of period	574.1	852.0	4,064.2	5,490.3
Reserves in excess of account balance	99.7	16.2	32.8	148.7
Total policyholders' account balances	673.8	868.2	4,097.0	5,639.0
Less: Reinsurance recoverable related to policyholders' account balances	0.9	—	4,097.0	4,097.9
Net policyholders' account balances, after reinsurance recoverable	$672.9	$868.2	$—	$1,541.1

Weighted average crediting rate	3.7%	4.1%	8.3%	7.2%
Net amount at risk[2]	$4,393.5	$8,621.0	$1,814.0	$14,828.5
Cash surrender value	$563.3	$816.6	$4,045.3	$5,425.2

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
Unum Group and Subsidiaries
March 31, 2024
Note 8 - Policyholders' Account Balances - Continued

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
March 31, 2024
Note 8 - Policyholders' Account Balances - Continued
The balance of the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums is as follows.

	March 31, 2024
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$91.3	$—	$—	$—	$91.3
4.00% - 4.99%	223.8	191.4	36.9	—	452.1
5.00% - 6.00%	30.7	—	—	—	30.7
	345.8	191.4	36.9	—	574.1

	Colonial Life
4.00% - 5.00%	845.8	6.2	—	—	852.0

	Closed Block - All Other
3.00% - 5.99%	513.9	1,060.6	27.1	—	1,601.6
6.00% - 8.99%	1.3	24.9	—	—	26.2
9.00% - 11.99%	138.5	2,107.2	—	—	2,245.7
12.00% - 15.00%	—	190.7	—	—	190.7
	653.7	3,383.4	27.1	—	4,064.2

Total	$1,845.3	$3,581.0	$64.0	$—	$5,490.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 8 - Policyholders' Account Balances - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 9 - Deferred Acquisition Costs
The following tables display the changes in DAC throughout the period:

	March 31, 2024
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,232.2	$46.9	$1,435.4	$2,714.5
Capitalization	83.3	4.3	79.3	166.9
Amortization expense	(69.8)	(2.4)	(54.0)	(126.2)
Foreign currency	—	(0.5)	—	(0.5)
Balance, end of period	$1,245.7	$48.3	$1,460.7	$2,754.7

	March 31, 2023
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,185.1	$37.0	$1,337.9	$2,560.0
Capitalization	79.0	3.5	75.2	157.7
Amortization expense	(65.8)	(1.8)	(48.3)	(115.9)
Foreign currency	—	0.6	—	0.6
Balance, end of period	$1,198.3	$39.3	$1,364.8	$2,602.4

	March 31, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$63.6	$48.9	$610.6	$497.8	$11.3	$1,232.2
Capitalization	16.5	10.5	30.5	22.0	3.8	83.3
Amortization expense	(14.4)	(6.9)	(29.4)	(16.1)	(3.0)	(69.8)
Balance, end of period	$65.7	$52.5	$611.7	$503.7	$12.1	$1,245.7

	March 31, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$61.0	$49.3	$601.0	$464.4	$9.4	$1,185.1
Capitalization	14.6	9.8	30.3	21.3	3.0	79.0
Amortization expense	(13.1)	(9.8)	(27.1)	(13.3)	(2.5)	(65.8)
Balance, end of period	$62.5	$49.3	$604.2	$472.4	$9.9	$1,198.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 10 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is shown below.

	Three Months Ended March 31
	2024	2023
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$516.7	$504.7
Group Short-term Disability	263.1	240.3
Group Life and Accidental Death & Dismemberment
Group Life	442.6	413.1
Accidental Death & Dismemberment	45.8	43.5
Supplemental and Voluntary
Voluntary Benefits	222.9	214.5
Individual Disability	142.0	124.2
Dental and Vision	74.3	69.3
	1,707.4	1,609.6
Unum International
Unum UK
Group Long-term Disability	103.5	91.7
Group Life	48.7	39.2
Supplemental	43.1	31.8
Unum Poland	36.4	25.9
	231.7	188.6
Colonial Life
Accident, Sickness, and Disability	243.2	235.7
Life	114.3	105.3
Cancer and Critical Illness	89.4	88.5
	446.9	429.5
Closed Block
Long-term Care	174.5	175.1
All Other	49.8	56.5
	224.3	231.6

Total Premium Income	$2,610.3	$2,459.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 10 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2024

Premium Income	$1,707.4	$231.7	$446.9	$224.3	$—	$2,610.3
Net Investment Income	157.0	26.1	39.3	273.1	18.0	513.5
Other Income	60.6	0.3	3.0	13.1	0.7	77.7
Adjusted Operating Revenue	$1,925.0	$258.1	$489.2	$510.5	$18.7	$3,201.5

Adjusted Operating Income (Loss)	$385.2	$37.4	$113.7	$24.3	$(46.1)	$514.5

Three Months Ended March 31, 2023

Premium Income	$1,609.6	$188.6	$429.5	$231.6	$—	$2,459.3
Net Investment Income	157.3	30.9	37.3	257.2	26.1	508.8
Other Income	53.6	0.4	0.2	13.5	0.2	67.9
Adjusted Operating Revenue	$1,820.5	$219.9	$467.0	$502.3	$26.3	$3,036.0

Adjusted Operating Income (Loss)	$312.5	$38.4	$93.9	$58.2	$(33.5)	$469.5

	March 31	December 31
	2024	2023
	(in millions of dollars)
Assets
Unum US	$15,230.2	$15,561.1
Unum International	3,337.1	3,372.9
Colonial Life	4,852.2	4,830.4
Closed Block	34,690.1	35,272.8
Corporate	4,378.2	4,218.0
Total Assets	$62,487.8	$63,255.2

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
Unum Group and Subsidiaries
March 31, 2024
Note 10 - Segment Information - Continued
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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2024	2023
	(in millions of dollars)
Total Revenue	$3,200.3	$3,036.1
Excluding:
Net Investment Gain (Loss)	(1.2)	0.1
Adjusted Operating Revenue	$3,201.5	$3,036.0

Income Before Income Tax	$495.7	$451.3
Excluding:
Net Investment Gain (Loss)	(1.2)	0.1
Amortization of the Cost of Reinsurance	(10.4)	(11.0)
Non-Contemporaneous Reinsurance	(7.2)	(7.3)
Adjusted Operating Income	$514.5	$469.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2024	2023	2024	2023	2024	2023
	(in millions of dollars)
Service Cost	$2.3	$2.3	$—	$—	$—	$—
Interest Cost	20.7	22.0	1.9	1.9	1.0	1.1
Expected Return on Plan Assets	(22.8)	(23.0)	(2.1)	(2.1)	(0.1)	(0.1)
Amortization of:
Net Actuarial (Gain) Loss	3.7	3.8	0.7	0.6	(0.2)	(2.6)
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost (Credit)	$3.9	$5.1	$0.5	$0.4	$0.6	$(1.7)

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost (credit) are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 12 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2024	2023
	(in millions of dollars, except share data)
Numerator
Net Income	$395.2	$358.3

Denominator (000s)
Weighted Average Common Shares - Basic	192,550.2	198,111.2
Dilution for Assumed Exercises of Nonvested Stock Awards	716.9	1,408.9
Weighted Average Common Shares - Assuming Dilution	193,267.1	199,520.1

Net Income Per Common Share
Basic	$2.05	$1.81
Assuming Dilution	$2.04	$1.80

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested stock success units, and nonvested restricted stock units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested stock success units and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding nonvested stock success units and nonvested restricted stock units have grant prices ranging from $18.78 to $52.11. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 0.5 million and 0.7 million potential common shares for the three months ended March 31, 2024 and 2023, respectively.

Common Stock

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price.

Our board of directors has authorized the following repurchase programs:

	October 2023 Authorization	December 2022 Authorization[1]
	(in millions)
Effective Date	January 1, 2024	January 1, 2023
Expiration Date	None	December 31, 2023
Authorized Repurchase Amount	$500.0	$250.0
Cost of Shares Repurchased Under Repurchase Program	121.9	250.0
Remaining Repurchase Amount at March 31, 2024	$378.1	$—
1 In February 2023, the December 2022 program was modified to increase the authorized repurchase amount from $200.0 million to $250.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
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

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended March 31
	2024	2023
	(in millions)
Shares Repurchased	2.5	1.3
Cost of Shares Repurchased[1]	$123.0	$53.6
1Includes a de minimis amount of commissions for the three months ended March 31, 2024 and 2023. Also includes $1.1 million and $0.1 million of excise taxes for the three months ended March 31, 2024 and 2023, respectively.

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

Prepayment Date	Prepayment Amount	Initial Share Delivery	Forward Contract Settlement Date	Shares Delivered to Settle Forward Contract
(in millions)
April 2024	$125.0	1.7	June 2024	Not yet settled
January 2024	$100.0	1.6	March 2024	0.5
July 2023	$50.0	0.8	September 2023	0.2

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2024
Note 14 - Other

Allowance for Expected Credit Losses on Premiums Receivable

At March 31, 2024 and December 31, 2023, the allowance for expected credit losses on premiums receivables was $30.0 million and $29.5 million, respectively, on gross premiums receivable of $676.9 million and $612.4 million, respectively. The increase in the allowance of $0.5 million during the three months ended March 31, 2024 was driven primarily by an increase in premium due to be collected in the Unum US segment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, Poland, and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, Colonial Life & Accident Insurance Company, Unum Insurance Company, Starmount Life Insurance Company, in the United Kingdom, Unum Limited, and in Poland, Unum Zycie TUiR S.A. (Unum Poland). We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2023.

Operating Performance and Capital Management

For the first quarter of 2024, we reported net income of $395.2 million, or $2.04 per diluted common share, compared to net income of $358.3 million, or $1.80 per diluted common share, in the first quarter of 2023.

Included in our results for the first quarter of 2024 are:

•A net investment loss of $1.2 million before tax and $0.8 million after tax, with a de minimis impact on earnings per diluted common share;
•Amortization of the cost of reinsurance of $10.4 million before tax and $8.2 million after tax, or $0.04 per diluted common share; and,
•Non-contemporaneous reinsurance of $7.2 million before tax and $5.7 million after tax, or $0.04 per diluted common share.

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

Excluding these items, after-tax adjusted operating income for the first quarter of 2024 was $409.9 million, or $2.12 per diluted common share compared to $372.6 million, or $1.87 per diluted common share, for the first quarter of 2023. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for further discussion and a reconciliation of these items.

Our Unum US segment reported adjusted operating income of $385.2 million in the first quarter of 2024 compared to $312.5 million the same period of 2023, due primarily to higher premium income and favorable benefits experience across all product lines, partially offset by higher operating expenses and commissions. The benefit ratio for our Unum US segment was 56.8 percent in the first quarter of 2024, compared to 60.8 percent in first quarter of 2023. Unum US sales decreased 0.9 percent in first quarter 2024 compared to the same period of 2023.

Our Unum International segment reported adjusted operating income of $37.4 million in the first quarter of 2024 compared to $38.4 million the same period of 2023. Our Unum UK line of business reported adjusted operating income of £28.2 million in the first quarter of 2024 compared to £31.0 million the same period of 2023 due to lower net investment income and higher operating expenses, partially offset by higher premium income and favorable benefits experience. The benefit ratio for our Unum UK line of business was 68.1 percent in the first quarter of 2024, compared to 68.5 percent in the same period of 2023. Unum International sales, as measured in U.S. dollars, decreased 0.4 percent in the first quarter of 2024 compared to the same period of 2023. Unum UK sales, as measured in local currency, decreased 3.3 percent in the first quarter of 2024 compared to the same period of 2023.

Our Colonial Life segment reported adjusted operating income of $113.7 million in the first quarter of 2024 compared to $93.9 million the same period of 2023, due primarily to higher premium income and favorable benefits experience, partially offset by higher commissions and amortization of deferred acquisition cost. The benefit ratio for Colonial Life was 48.6 percent in the first quarter of 2024, compared to 53.0 percent in the same period of 2023. Colonial Life sales decreased 3.6 percent in the first quarter of 2024 compared to the same period of 2023.

Our Closed Block segment reported income before income tax and net investment gains and losses of $6.7 million in the first quarter of 2024 compared to $39.9 million in the same period of 2023, which include the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction. Excluding these items, our Closed Block segment reported adjusted operating income of $24.3 million in the first quarter of 2024, compared to $58.2 million in the same period of 2023, due to unfavorable benefit experience and higher operating expenses, partially offset by higher net investment income. The net premium ratio for long-term care increased to 93.8 percent at March 31, 2024 from 85.3 percent at March 31, 2023.

A rising interest rate environment could positively impact our yields on new investments, but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact our yields on new investments, but could also reduce unrealized losses in our current holdings. As of March 31, 2024, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell nor any securities for which it is more likely than not that we will be required to sell before recovery in amortized cost. The net unrealized loss on our fixed maturity securities was $2.1 billion at March 31, 2024, compared to $1.6 billion at December 31, 2023, with the increase due primarily to an increase in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.35 percent for the first three months of 2024 compared to a yield of 4.45 percent for full year 2023.

Additionally, a rising interest rate environment could result in reserve decreases while a declining interest rate environment could result in reserve increases, specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The change in discount rate assumptions on the liability for future policy benefits, net of reinsurance, due primarily to the increase in U.S. Treasury rates during the first quarter of 2024, resulted in a decrease to the liability for future policy benefits, net of reinsurance, of approximately $1.1 billion.

We believe our capital and financial positions are strong. At March 31, 2024, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 440 percent, which is in line with our expectation. We repurchased 2.5 million shares and 1.3 million shares of Unum Group common stock under our share repurchase program during the first quarter of 2024 and 2023, respectively, at a cost of $123.0 million and $53.6 million, respectively, including commissions and excise tax. Our weighted average common shares outstanding, assuming dilution, equaled 193.3 million and 199.5 million for the first quarter of 2024 and 2023, respectively. As of March 31, 2024, Unum Group and our intermediate holding companies had available holding company liquidity of $1,406 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset backed securities. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. The IRA imposes a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. Our company is an applicable corporation. We have not recorded any CAMT as of March 31, 2024. We do not expect that any CAMT incurred would impact earnings since it would be offset with a credit toward regular income tax in subsequent years. The IRA also imposes a one percent excise tax on the fair market value of corporate stock repurchases after December 31, 2022. This excise tax is recorded as part of the cost basis of treasury stock and is assessed on the fair market value of stock repurchases, reduced by the fair value of any shares issued during the period. We have recorded $1.1 million and $0.1 million of excise tax in stockholders' equity, as part of the cost basis of treasury stock, as of March 31, 2024 and March 31, 2023, respectively.

U.K. Tax Law Change

In June 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023.

Global Minimum Tax

The Organization for Economic Co-operation and Development (OECD) has established model rules to ensure a minimum level of tax of 15 percent (Pillar Two) for multinational companies. Several jurisdictions, including the United Kingdom and Ireland, have adopted Pillar Two beginning on or after December 31, 2023. We have not recorded Pillar Two taxes as of March 31, 2024, and we do not expect material impacts in 2024. We will continue to monitor legislative developments and refine our estimates as necessary.

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

Further discussion is included in the "Notes to Consolidated Financial Statements" contained herein in Item 1 and in "Reconciliation of Non-GAAP and Other Financial Measures," "Consolidated Operating Results," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained herein in this Item 2.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended March 31
	2024		2023
	(in millions)	per share *	(in millions)	per share *
Net Income	$395.2	$2.04	$358.3	$1.80
Excluding:
Net Investment Gain (Loss) (net of tax benefit of $0.4; $—)	(0.8)	—	0.1	—
Amortization of the Cost of Reinsurance (net of tax benefit of $2.2; $2.3)	(8.2)	(0.04)	(8.7)	(0.04)
Non-Contemporaneous Reinsurance (net of tax benefit of $1.5; $1.6)	(5.7)	(0.04)	(5.7)	(0.03)
After-tax Adjusted Operating Income	$409.9	$2.12	$372.6	$1.87

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2024	2023
	(in millions of dollars)
Total Revenue	$3,200.3	$3,036.1
Excluding:
Net Investment Gain (Loss)	(1.2)	0.1
Adjusted Operating Revenue	$3,201.5	$3,036.0

Income Before Income Tax	$495.7	$451.3
Excluding:
Net Investment Gain (Loss)	(1.2)	0.1
Amortization of the Cost of Reinsurance	(10.4)	(11.0)
Non-Contemporaneous Reinsurance	(7.2)	(7.3)
Adjusted Operating Income	$514.5	$469.5

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to the liability for future policy benefits, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2024.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8, and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2023.

Accounting Developments

For information on new accounting standards and the impact, if any, on our financial position or results of operations, see Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2024	% Change	2023
Revenue
Premium Income	$2,610.3	6.1%	$2,459.3
Net Investment Income	513.5	0.9	508.8
Net Investment Gain (Loss)	(1.2)	N.M	0.1
Other Income	77.7	14.4	67.9
Total Revenue	3,200.3	5.4	3,036.1

Benefits and Expenses
Policy Benefits	1,893.0	0.6	1,882.1
Policy Benefits - Remeasurement Gain	(107.7)	(26.1)	(145.7)
Commissions	313.6	6.7	293.9
Interest and Debt Expense	49.5	2.9	48.1
Deferral of Acquisition Costs	(166.9)	5.8	(157.7)
Amortization of Deferred Acquisition Costs	126.2	8.9	115.9
Compensation Expense	305.8	11.2	275.0
Other Expenses	291.1	6.6	273.2
Total Benefits and Expenses	2,704.6	4.6	2,584.8

Income Before Income Tax	495.7	9.8	451.3
Income Tax	100.5	8.1	93.0

Net Income	$395.2	10.3	$358.3

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.266 and 1.213 for the three months ended March 31, 2024 and 2023, respectively. If the first quarter 2023 results for our U.K. operations had been translated at the higher exchange rate of 2024, our adjusted operating revenue and adjusted operating income by segment would have both been higher by approximately $8 million and $2 million, respectively, in the first quarter of 2023. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income increased in the first quarter of 2024 relative to the same period of 2023 in each of our principal operating business segments, primarily due to favorable persistency and higher prior period sales. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income was slightly higher in the first quarter of 2024 compared to the same period of 2023 with an increase in the level of invested assets and higher miscellaneous investment income, primarily related to larger increases in the net asset values (NAV) on our private equity partnerships, mostly offset by lower investment income from inflation index-linked bonds held by Unum UK.

We did not recognize any credit losses on fixed maturity securities during the first quarters of 2024 or 2023. Included in net investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in gains of $6.1 million and $0.3 million in the first quarter of 2024 and 2023, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on investment gains and losses.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only (ASO) business, and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment.

Overall benefits experience in the first quarter of 2024 was favorable relative to the same period of 2023 with a consolidated benefit ratio, which includes the remeasurement gain or loss, of 68.4 percent and 70.6 percent, respectively. Excluding the impact of non-contemporaneous reinsurance, the consolidated benefit ratios were 68.1 percent and 70.3 percent in the first quarter of 2024 and 2023, respectively. The benefit ratio, which includes the remeasurement gain or loss, for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were higher during the first quarter of 2024 compared to the same period of 2023 primarily driven by higher prior period sales and in-force block growth in our principal operating business segments. The increase in amortization of deferred acquisition costs in the first quarter of 2024 compared to the same period of 2023 is due primarily to growth in the level of the deferred asset in our Unum US supplemental and voluntary product line and in our Colonial Life segment.

Other expenses and compensation expense, on a combined basis, increased in the first quarter of 2024 compared to the same period of 2023 due primarily to an increase in employee-related costs, an increase in operational investments in our business, and growth in our fee-based service products.

Our effective income tax rate for the first quarter of 2024 was 20.3 percent, compared to 20.6 percent for the same prior year period. Our effective income tax rate differed from the U.S. statutory rate of 21 percent for the first quarter of 2024 primarily due to prior year state taxes. Our effective income tax rate differed from the U.S. statutory rate of 21 percent for the first quarter of 2023 primarily due to foreign tax rate differential.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended March 31
	2024	% Change	2023
Unum US	$274.1	(0.9)%	$276.6

Unum International	$45.6	(0.4)%	$45.8

Colonial Life	$103.0	(3.6)%	$106.8

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

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2024	% Change	2023
Adjusted Operating Revenue
Premium Income	$1,707.4	6.1%	$1,609.6
Net Investment Income	157.0	(0.2)	157.3
Other Income	60.6	13.1	53.6
Total	1,925.0	5.7	1,820.5

Benefits and Expenses
Policy Benefits	1,081.7	(4.2)	1,129.4
Policy Benefits - Remeasurement Gain	(112.4)	(25.6)	(151.0)
Commissions	182.2	7.9	168.9
Deferral of Acquisition Costs	(83.3)	5.4	(79.0)
Amortization of Deferred Acquisition Costs	69.8	6.1	65.8
Other Expenses	401.8	7.5	373.9
Total	1,539.8	2.1	1,508.0

Adjusted Operating Income	$385.2	23.3	$312.5

Operating Ratios (% of Premium Income):
Benefit Ratio	56.8%		60.8%
Other Expense Ratio[1]	22.8%		22.5%
Adjusted Operating Income Ratio	22.6%		19.4%

[1]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$516.7	2.4%	$504.7
Group Short-term Disability	263.1	9.5	240.3
Total Premium Income	779.8	4.7	745.0
Net Investment Income	77.8	(4.1)	81.1
Other Income	58.7	11.6	52.6
Total	916.3	4.3	878.7

Benefits and Expenses
Policy Benefits	521.6	(5.9)	554.5
Policy Benefits - Remeasurement Gain	(73.0)	(32.1)	(107.5)
Commissions	61.8	5.8	58.4
Deferral of Acquisition Costs	(16.5)	13.0	(14.6)
Amortization of Deferred Acquisition Costs	14.4	9.9	13.1
Other Expenses	243.2	6.2	229.1
Total	751.5	2.5	733.0

Adjusted Operating Income	$164.8	13.1	$145.7

Operating Ratios (% of Premium Income):
Benefit Ratio	57.5%		60.0%
Other Expense Ratio[1]	29.0%		28.7%
Adjusted Operating Income Ratio	21.1%		19.6%

Persistency:
Group Long-term Disability	93.1%		90.6%
Group Short-term Disability	91.3%		87.2%

[1]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

Premium income was higher in the first quarter of 2024 compared to the same period of 2023 driven by favorable persistency and higher prior period sales. Net investment income was lower in the first quarter of 2024 relative to the same period of 2023 due to a lower level of invested assets, partially offset by an increase in the yield on invested assets. Other income increased in the first quarter of 2024 compared to the same period of 2023 due to growth in our fee-based service products.

The benefit ratio was favorable in the first quarter of 2024 compared to the same period of 2023 due to favorable claims incidence in the long-term and short-term disability product lines.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2024 compared to the same period of 2023 due primarily to higher prior period sales. The amortization of deferred acquisition costs increased in the first quarter of 2024 compared to the same period of 2023 primarily due to growth in the level of the deferred asset. The other expense ratio, which includes other income that is primarily related to fee-based service products, was generally consistent in the first quarter of 2024 compared to the same period of 2023.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Group Life	$442.6	7.1%	$413.1
Accidental Death & Dismemberment	45.8	5.3	43.5
Total Premium Income	488.4	7.0	456.6
Net Investment Income	22.0	(2.7)	22.6
Other Income	1.0	150.0	0.4
Total	511.4	6.6	479.6

Benefits and Expenses
Policy Benefits	352.3	(3.1)	363.5
Policy Benefits - Remeasurement Gain	(19.1)	(9.9)	(21.2)
Commissions	41.7	5.0	39.7
Deferral of Acquisition Costs	(10.5)	7.1	(9.8)
Amortization of Deferred Acquisition Costs	6.9	(29.6)	9.8
Other Expenses	61.3	6.6	57.5
Total	432.6	(1.6)	439.5

Adjusted Operating Income	$78.8	96.5	$40.1

Operating Ratios (% of Premium Income):
Benefit Ratio	68.2%		75.0%
Other Expense Ratio	12.6%		12.6%
Adjusted Operating Income Ratio	16.1%		8.8%

Persistency:
Group Life	91.7%		88.8%
Accidental Death & Dismemberment	91.4%		87.6%

Premium income was higher in the first quarter of 2024 compared to the same period of 2023 due to favorable persistency and higher prior period sales. Net investment income was generally consistent in the first quarter of 2024 relative to the same period of 2023.

The benefit ratio in the first quarter of 2024 was favorable compared to the same period of 2023 due to favorable incidence in the group life product line.

Commissions and deferral of acquisition costs were higher in the first quarter of 2024 compared to the same period of 2023 due to higher prior period sales. The amortization of deferred acquisition costs in the first quarter of 2024 was decreased compared to the same period of 2023 due to favorable persistency. The other expense ratio was consistent in the first quarter of 2024 compared to the same period of 2023.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$222.9	3.9%	$214.5
Individual Disability	142.0	14.3	124.2
Dental and Vision	74.3	7.2	69.3
Total Premium Income	439.2	7.6	408.0
Net Investment Income	57.2	6.7	53.6
Other Income	0.9	50.0	0.6
Total	497.3	7.6	462.2

Benefits and Expenses
Policy Benefits	207.8	(1.7)	211.4
Policy Benefits - Remeasurement Gain	(20.3)	(9.0)	(22.3)
Commissions	78.7	11.2	70.8
Deferral of Acquisition Costs	(56.3)	3.1	(54.6)
Amortization of Deferred Acquisition Costs	48.5	13.1	42.9
Other Expenses	97.3	11.5	87.3
Total	355.7	6.0	335.5

Adjusted Operating Income	$141.6	11.8	$126.7

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits	33.8%		36.0%
Individual Disability	41.1%		45.3%
Dental and Vision	72.4%		80.2%
Other Expense Ratio	22.2%		21.4%
Adjusted Operating Income Ratio	32.2%		31.1%

Persistency:
Voluntary Benefits	75.7%		74.2%
Individual Disability	89.2%		89.2%
Dental and Vision	80.5%		76.9%

Premium income was higher in the first quarter of 2024 compared to the same period of 2023 due to continued impacts from the partial recapture of a previously ceded block of business in the individual disability product line as well as higher prior period sales and favorable persistency. Net investment income was higher in the first quarter of 2024 compared to the same period of 2023 primarily due to an increase in the yield on invested assets.

The benefit ratio for voluntary benefits was favorable in the first quarter of 2024 compared to the same period of 2023 primarily driven by the critical illness product line. The benefit ratio for individual disability was favorable in the first quarter of 2024 compared to the same period of 2023 due primarily to favorable recoveries. The benefit ratio for dental and vision was favorable in the first quarter of 2024 compared to the same period of 2023 due primarily to lower claims incidence and average claim size.

Commissions and deferral of acquisition costs were higher for the first quarter of 2024 relative to the same period of 2023 due primarily to higher prior period sales in the individual disability product line. The amortization of deferred acquisition costs increased in the first quarter of 2024 relative to the same period of 2023 due to growth in the level of the deferred asset. The other expense ratio increased in the first quarter of 2024 compared to the same period of 2023 due primarily to an increase in employee-related costs and an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2024	% Change	2023
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$54.6	1.3%	$53.9
Group Short-term Disability	35.9	(3.0)	37.0
Group Life and AD&D	42.8	9.5	39.1
Subtotal	133.3	2.5	130.0
Supplemental and Voluntary
Voluntary Benefits	107.9	(2.7)	110.9
Individual Disability	21.2	(20.6)	26.7
Dental and Vision	11.7	30.0	9.0
Subtotal	140.8	(4.0)	146.6
Total Sales	$274.1	(0.9)	$276.6

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$77.3	(8.0)%	$84.0
Large Case Market	56.0	21.7	46.0
Subtotal	133.3	2.5	130.0
Supplemental and Voluntary	140.8	(4.0)	146.6
Total Sales	$274.1	(0.9)	$276.6

Group sales increased during the first quarter of 2024 compared to the same period of 2023 due to higher sales to new customers in both the large case market, which we define as employee groups with more than 2,000 employees, and the core market, partially offset by lower sales to existing customers in the core market. The sales mix in the group market sector for the first three months of 2024 was approximately 58 percent core market and 42 percent large case market.

Voluntary benefits sales decreased during the first quarter of 2024 compared to the same period of 2023 due primarily to lower sales to new and existing customers in the large case market, partially offset by higher sales to new customers in the core market. Individual disability sales, which are primarily concentrated in the multi-life market, decreased in the first quarter of 2024 compared to the same period of 2023 due to lower sales to both new and existing customers. Dental and vision sales increased in the first quarter of 2024 compared to the same period of 2023 due to higher sales to new customers.

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

Unum International Segment

The Unum International segment is comprised of our operations in both the United Kingdom and Poland. Our Unum UK products include insurance for group long-term disability, group life, and supplemental lines of business, which includes dental, critical illness, and individual disability products. Our Unum Poland products include insurance for individual and group life with accident and health riders. Unum International's products are sold primarily through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$103.5	12.9%	$91.7
Group Life	48.7	24.2	39.2
Supplemental	43.1	35.5	31.8
Unum Poland	36.4	40.5	25.9
Total Premium Income	231.7	22.9	188.6
Net Investment Income	26.1	(15.5)	30.9
Other Income	0.3	(25.0)	0.4
Total	258.1	17.4	219.9

Benefits and Expenses
Policy Benefits	163.9	24.3	131.9
Policy Benefits - Remeasurement Gain	(8.0)	81.8	(4.4)
Commissions	19.6	18.1	16.6
Deferral of Acquisition Costs	(4.3)	22.9	(3.5)
Amortization of Deferred Acquisition Costs	2.4	33.3	1.8
Other Expenses	47.1	20.5	39.1
Total	220.7	21.6	181.5

Adjusted Operating Income	$37.4	(2.6)	$38.4

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£81.6	8.1%	£75.5
Group Life	38.4	18.9	32.3
Supplemental	34.0	30.3	26.1
Total Premium Income	154.0	15.0	133.9
Net Investment Income	18.4	(22.4)	23.7
Other Income	0.1	100.0	—
Total	172.5	9.5	157.6

Benefits and Expenses
Policy Benefits	111.6	16.9	95.5
Policy Benefits - Remeasurement Gain	(6.8)	78.9	(3.8)
Commissions	9.4	5.6	8.9
Deferral of Acquisition Costs	(1.1)	10.0	(1.0)
Amortization of Deferred Acquisition Costs	1.4	27.3	1.1
Other Expenses	29.8	15.1	25.9
Total	144.3	14.0	126.6

Adjusted Operating Income	£28.2	(9.0)	£31.0

Weighted Average Pound/Dollar Exchange Rate	1.266		1.213

Operating Ratios (% of Premium Income):
Benefit Ratio	68.1%		68.5%
Other Expense Ratio	19.4%		19.3%
Adjusted Operating Income Ratio	18.3%		23.2%

Persistency:
Group Long-term Disability	92.7%		90.1%
Group Life	88.3%		81.5%
Supplemental	87.7%		88.9%

Premium income was higher in the first quarter of 2024 compared to the same period of 2023 due primarily to in-force block growth.

Net investment income was lower in the first quarter of 2024 relative to the same period of 2023 due to lower investment income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

The benefit ratio was favorable in the first quarter of 2024 relative to the same period of 2023 due to lower mortality in the group life product line and lower inflation-linked experience in benefits, partially offset by unfavorable experience in the supplemental product line due to higher claims incidence.

Commissions were higher in the first quarter of 2024 relative to the same period of 2023 due primarily to in-force block growth. The deferral of acquisition costs, the amortization of deferred acquisition costs, and the other expense ratio were generally consistent during the first quarter of 2024 with the same prior year period.

Sales

(in millions of dollars and pounds)
	Three Months Ended March 31
	2024	% Change	2023
Unum International Sales by Product
Unum UK
Group Long-term Disability	$15.1	64.1%	$9.2
Group Life	9.9	(38.9)	16.2
Supplemental	12.6	5.9	11.9
Unum Poland	8.0	(5.9)	8.5
Total Sales	$45.6	(0.4)	$45.8

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$9.3	(25.6)%	$12.5
Large Case Market	15.7	21.7	12.9
Subtotal	25.0	(1.6)	25.4
Supplemental	12.6	5.9	11.9
Unum Poland	8.0	(5.9)	8.5
Total Sales	$45.6	(0.4)	$45.8

Unum UK Sales by Product
Group Long-term Disability	£11.9	58.7%	£7.5
Group Life	7.8	(41.4)	13.3
Supplemental	9.9	1.0	9.8
Total Sales	£29.6	(3.3)	£30.6

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£7.4	(27.5)%	£10.2
Large Case Market	12.3	16.0	10.6
Subtotal	19.7	(5.3)	20.8
Supplemental	9.9	1.0	9.8
Total Sales	£29.6	(3.3)	£30.6

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales increased in the first quarter of 2024 compared to the same period of 2023, driven by higher sales to new and existing customers in the large case market, which we define as employee groups with greater than 500 employees, partially offset by lower sales to new and existing customers in the core market.

Group life sales decreased in the first quarter of 2024 compared to the same period of 2023 driven primarily by lower sales to new customers in the large case market.

Supplemental sales were generally consistent in the first quarter of 2024 compared to the same period of 2023 with higher sales in the dental product line mostly offset by lower sales in the group critical illness product line.

Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses over the long term. In 2024, we will focus on scaling our business and broadening our product portfolio. For our Unum UK line of business, achieving growth remains a priority, and we will continue to focus on delivering a best in class health and wellbeing service to improve retention of our key customers and drive growth across our product offerings. We will also accelerate premium growth by focusing on both the broker experience and customer engagement, while maintaining our disciplined approach to pricing. Within our Unum Poland line of business, we will drive growth by expanding our distribution and the direct to employer channel. We will also continue to invest in digital capabilities, technology, and product enhancements which we believe will drive sustainable growth over the long term.

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

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$243.2	3.2%	$235.7
Life	114.3	8.5	105.3
Cancer and Critical Illness	89.4	1.0	88.5
Total Premium Income	446.9	4.1	429.5
Net Investment Income	39.3	5.4	37.3
Other Income	3.0	N.M	0.2
Total	489.2	4.8	467.0

Benefits and Expenses
Policy Benefits	226.7	2.6	220.9
Policy Benefits - Remeasurement Loss (Gain)	(9.6)	N.M	6.8
Commissions	95.2	6.6	89.3
Deferral of Acquisition Costs	(79.3)	5.5	(75.2)
Amortization of Deferred Acquisition Costs	54.0	11.8	48.3
Other Expenses	88.5	6.6	83.0
Total	375.5	0.6	373.1

Adjusted Operating Income	$113.7	21.1	$93.9

Operating Ratios (% of Premium Income):
Benefit Ratio	48.6%		53.0%
Other Expense Ratio	19.8%		19.3%
Adjusted Operating Income Ratio	25.4%		21.9%

Persistency:
Accident, Sickness, and Disability	73.7%		72.5%
Life	85.1%		84.1%
Cancer and Critical Illness	82.2%		81.7%

N.M. = not a meaningful percentage

Premium income increased in the first quarter of 2024 compared to the same period of 2023 due to higher prior period sales and favorable persistency. Net investment income was higher in the first quarter of 2024 compared to the same period of 2023 due to an increase in the yield on invested assets and an increase in the level of invested assets.

The benefit ratio in the first quarter of 2024 was favorable relative to the same period of 2023 primarily due to favorable benefit experience in the cancer and critical illness and accident, sickness, and disability product lines.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2024 relative to the same period of 2023 due to higher prior period sales. The amortization of deferred acquisition costs in the first quarter of 2024 was higher relative to the same period of 2023 due to growth in the level of the deferred asset. The other expense ratio was higher in the first quarter of 2024 relative to the same period of 2023 due primarily to an increase in employee-related costs and an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2024	% Change	2023
Sales by Product
Accident, Sickness, and Disability	$64.6	(2.9)%	$66.5
Life	24.8	(5.3)	26.2
Cancer and Critical Illness	13.6	(3.5)	14.1
Total Sales	$103.0	(3.6)	$106.8

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$71.7	(2.3)%	$73.4
Large Case Market	9.2	(8.9)	10.1
Subtotal	80.9	(3.1)	83.5
Public Sector	22.1	(5.2)	23.3
Total Sales	$103.0	(3.6)	$106.8

Commercial market sales decreased during the first quarter of 2024 compared to the same period of 2023 due to lower sales to existing customers in the core market and to new customers in the large case market, which we define as accounts with more than 1,000 employees, partially offset by higher sales to new customers in the core market. Public sector market sales decreased in the first quarter of 2024 compared to the same period of 2023 due to lower sales to new and existing customers.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Long-term Care	$174.5	(0.3)%	$175.1
All Other	49.8	(11.9)	56.5
Total Premium Income	224.3	(3.2)	231.6
Net Investment Income	273.1	6.2	257.2
Other Income	13.1	(3.0)	13.5
Total	510.5	1.6	502.3

Benefits and Expenses
Policy Benefits	420.7	5.2	399.9
Policy Benefits - Remeasurement Loss	22.3	N.M	2.9
Commissions	16.6	(13.1)	19.1
Other Expenses	44.2	9.1	40.5
Total	503.8	9.0	462.4

Income Before Income Tax and Net Investment Gains and Losses	6.7	(83.2)	39.9
Amortization of the Cost of Reinsurance	10.4	(5.5)	11.0
Non-Contemporaneous Reinsurance	7.2	(1.4)	7.3
Adjusted Operating Income	$24.3	(58.2)	$58.2

Long-term Care Net Premium Ratio	93.8%		85.3%

Operating Ratios (% of Premium Income):
Other Expense Ratio [1]	15.1%		12.7%
Income Ratio	3.0%		17.2%
Adjusted Operating Income Ratio	10.8%		25.1%

Long-term Care Persistency	95.3%		95.4%

[1]Excludes amortization of the cost of reinsurance.

N.M. = not a meaningful percentage

Premium income for the long-term care product line in the first quarter of 2024 was generally consistent with the same period of 2023. Premium income for our "All Other" product line continues to decline as expected due to policyholder lapses.

Net investment income was higher during the first quarter of 2024 relative to the same period of 2023 primarily due to an increase in the level of invested assets and higher miscellaneous investment income, primarily related to larger increases in the NAV on our private equity partnerships.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

The net premium ratio for long-term care increased to 93.8 percent at March 31, 2024 from 85.3 percent at March 31, 2023 due primarily to the impacts of the reserve assumption updates in the third quarter of 2023. Benefits were unfavorable during the first quarter of 2024 relative to the same period of 2023 driven primarily by the increase in current period benefit expense resulting from the higher net premium ratio. With respect to our third quarter 2023 reserve assumption updates, see "Critical Accounting Estimates" in Item 7 and Note 6 of the "Notes to Consolidated Financial Statements" in Item 8 of our annual report on Form 10-K for the year ended December 31, 2023.

The other expense ratio, excluding the amortization of the cost of reinsurance related to the Closed Block individual disability reinsurance transaction, was higher in the first quarter of 2024 due primarily to an increase in employee related costs, operational investments in our business and a decline in expense allowances related to the ceded block of individual disability business.

Individual Disability Reinsurance Transaction

As shown in the chart above, we exclude from income before income tax and net investment gains and losses, the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction, where we ceded a significant portion of this business. The cost of reinsurance continues to be amortized over a period of approximately 22 years, on a declining trajectory generally consistent with the expected run-off pattern of the ceded reserves. As a result of the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. The effects of non-contemporaneous reinsurance treatment in the first three months of 2024 compared to 2023 were generally consistent.

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

For further discussion of ASU 2018-12, see Note 2 of the “Notes to the Consolidated Financial Statements” contained herein in Item 1.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2024	% Change	2023
Adjusted Operating Revenue
Net Investment Income	$18.0	(31.0)%	$26.1
Other Income	0.7	N.M	0.2
Total	18.7	(28.9)	26.3

Interest and Other Expenses	64.8	8.4	59.8

Adjusted Operating Loss	$(46.1)	37.6	$(33.5)

N.M. = not a meaningful percentage

Adjusted operating loss increased in the first quarter of 2024 relative to the same period of 2023 due primarily to decreased net investment income, which was caused by increased allocation to our lines of business. Also impacting the comparison is an increase in retirement plan expenses during the first quarter of 2024.

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

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2024

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,538.6	$(137.8)	$1,715.2	$181.8	$823.4	$44.0
Capital Goods	3,256.2	(121.6)	1,898.3	209.6	1,357.9	88.0
Communications	2,233.5	(81.1)	1,125.2	179.0	1,108.3	97.9
Consumer Cyclical	1,397.4	(90.9)	971.2	116.6	426.2	25.7
Consumer Non-Cyclical	6,365.5	(400.4)	4,124.2	551.1	2,241.3	150.7
Energy	2,555.8	7.9	1,045.1	99.9	1,510.7	107.8
Financial Institutions	3,810.5	(346.8)	3,163.0	380.4	647.5	33.6
Mortgage/Asset-Backed	708.7	(26.7)	487.6	31.7	221.1	5.0
Sovereigns	826.8	(106.1)	417.2	128.3	409.6	22.2
Technology	1,439.8	(126.8)	1,233.4	138.1	206.4	11.3
Transportation	1,641.7	(117.9)	1,154.1	147.9	487.6	30.0
U.S. Government Agencies and Municipalities	4,143.1	(420.9)	2,581.1	543.5	1,562.0	122.6
Public Utilities	5,330.2	(166.3)	2,464.4	329.5	2,865.8	163.2
Total	$36,247.8	$(2,135.4)	$22,380.0	$3,037.4	$13,867.8	$902.0

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of March 31, 2024 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2024. The increase in the net unrealized loss on fixed maturity securities during the first quarter of 2024 was due primarily to an increase in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2024	2023
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$48.0	$8.3	$242.2	$89.7	$38.2
> 90 <= 180 days	8.3	3.5	152.4	45.9	14.2
> 180 <= 270 days	4.5	16.4	79.2	21.0	169.2
> 270 days <= 1 year	22.3	18.9	5.5	234.9	461.9
> 1 year <= 2 years	518.7	1,536.4	2,307.7	2,203.2	1,678.1
> 2 years <= 3 years	1,721.0	675.6	195.4	58.3	64.8
> 3 years	63.7	22.4	6.8	2.1	1.9
Sub-total	2,386.5	2,281.5	2,989.2	2,655.1	2,428.3

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	28.2	—
> 90 <= 180 days	—	—	—	—	5.5
> 180 <= 270 days	—	—	—	10.0	—
> 270 days <= 1 year	—	—	34.9	—	24.1
> 1 year <= 2 years	34.1	99.5	1,180.0	547.0	367.1
> 2 years <= 3 years	439.5	232.3	157.5	58.1	51.7
> 3 years	56.9	22.0	15.7	—	—
Sub-total	530.5	353.8	1,388.1	643.3	448.4

Fair Value <= 40% of Amortized Cost

> 1 year <= 2 years	23.3	22.3	26.7	16.5	—
> 2 years <= 3 years	2.8	2.7	—	—	—
Sub-total	26.1	25.0	26.7	16.5	—

Total	$2,943.1	$2,660.3	$4,404.0	$3,314.9	$2,876.7

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2024	2023
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.2	$0.3	$3.7	$2.7	$1.5
> 90 <= 180 days	0.8	—	2.4	1.2	—
> 180 <= 270 days	—	0.2	1.4	—	6.3
> 270 days <= 1 year	0.2	0.1	—	5.8	31.8
> 1 year <= 2 years	7.2	51.6	106.7	112.2	82.9
> 2 years <= 3 years	45.6	7.3	3.9	—	—
> 3 years	0.1	0.1	2.7	2.9	2.5
Sub-total	54.1	59.6	120.8	124.8	125.0

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	13.9	26.4	27.7	1.3	—
> 2 years <= 3 years	13.5	—	—	—	—
> 3 years	12.5	12.9	15.1	13.8	13.7
Sub-total	39.9	39.3	42.8	15.1	13.7

Fair Value < 40% of Amortized Cost

> 270 days <= 1 year	—	—	—	0.1	—
> 1 year <= 2 years	0.1	4.5	10.5	9.5	11.2
> 3 years	0.2	0.2	0.2	0.2	—
Sub-total	0.3	4.7	10.7	9.8	11.2

Total	$94.3	$103.6	$174.3	$149.7	$149.9
At March 31, 2024, we held 46 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of March 31, 2024

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Numbers of Issuers
Basic Industry	$207.1	$(48.3)	4
Capital Goods	42.5	(14.1)	1
Communications	439.6	(81.4)	6
Consumer Cyclical	179.5	(43.1)	3
Consumer Non-Cyclical	293.4	(64.8)	5
Energy	94.4	(11.5)	1
Financial Institutions	765.9	(100.0)	8
Sovereigns	389.3	(119.3)	2
Technology	295.5	(45.6)	4
Transportation	204.1	(46.3)	4
U.S. Government Agencies and Municipalities	138.9	(22.9)	2
Public Utilities	366.3	(89.0)	6
Total	$3,416.5	$(686.3)	46

At March 31, 2024, we held one below investment-grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security is a utilities company and had a fair value of $28.3 million and a gross unrealized loss of $17.0 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At March 31, 2024, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to higher interest rates, credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

We had no individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first quarter of 2024 or 2023.

As of March 31, 2024, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $1,566.2 million and $1,487.9 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio was 3.3 percent at both March 31, 2024 and December 31, 2023 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,298.8 million and $2,318.2 million at March 31, 2024 and December 31, 2023, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $10.7 million and $10.2 million at March 31, 2024 and December 31, 2023, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types.

Due to conservative underwriting, the incidence of non-performing mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held no specifically identified impaired mortgage loans at March 31, 2024 or December 31, 2023. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.
Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,370.3 million and $1,326.2 million at March 31, 2024 and December 31, 2023, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $20.3 million for the partnerships in the first quarter of 2024 reflecting the market conditions of the fourth quarter of 2023. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $779.3 million of commitments for additional investments in the partnerships at March 31, 2024 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, and total return swaps. During the first quarter of 2024, we entered into $165.0 million of notional forward U.S. Treasury interest rate locks in our long-term care product line to manage our reinvestment risk. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure was $1.5 million at March 31, 2024. The carrying value of fixed maturity securities and cash collateral received from our counterparties was $17.3 million and $3.2 million, respectively, at March 31, 2024. The carrying value of fixed maturity securities posted as collateral to our counterparties was $82.2 million at March 31, 2024. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 5 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

For further information see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2023, and Notes 3, 4, and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of March 31, 2024, Unum Group and our intermediate holding companies had available holding company liquidity of $1,406 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset-backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. During the first three months of 2024, we repurchased 2.5 million shares at a cost of $121.9 million excluding commissions and excise tax.

Our board of directors has authorized the following repurchase programs:

October 2023 Authorization
(in millions)
Effective Date	January 1, 2024
Expiration Date	None
Authorized Repurchase Amount	$500.0
Cost of Shares Repurchased Under Repurchase Program	121.9
Remaining Repurchase Amount at March 31, 2024	$378.1

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

In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves were deficient by $2,100 million as of December 31, 2018, the financial statement date of the examination period. The amount reserves are deficient may increase or decrease over time based on changes in assumed reinvestment rates, policyholder inventories, premium rate increase activity, and the underlying growth in the locked in statutory reserve basis as well as updates to other long term actuarial assumptions. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. The calculation of the premium deficiency reserve (PDR) reflects specific assumptions set by MBOI and results in significant margin above Unum America’s best estimate assumptions. As of December 31, 2023, the PDR calculated under the basis resulting from the MBOI examination was $1,604 million, which has been fully recognized. Our long-term care reserves and financial results reported under generally accepted accounting principles were not affected by the MBOI’s examination conclusion.

Unum America cedes blocks of long-term care business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Fairwind did not pay dividends in 2023 nor do we anticipate that Fairwind will pay dividends in 2024. Unum Group did not make any capital contributions to Fairwind during the first quarter of 2024, nor do we expect to make capital contributions for the remainder of the year.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at March 31, 2024 are in line with our expectations and are significantly above the level that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of Solvency II, a European Union (EU) directive that is part of retained UK law pursuant to the European Union (Withdrawal) Act 2018, which prescribes capital requirements and risk management standards for the European insurance industry. Our U.K. holding company is also subject to the Solvency II requirements relevant to insurance holding companies while, together with certain of its subsidiaries including Unum Limited, the group (the Unum UK Solvency II Group) is subject to group supervision under Solvency II. The Unum UK Solvency II Group received approval from the U.K. Prudential Regulation Authority (PRA) to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime continues to be implemented. In connection with the U.K.’s exit from the EU, the U.K. government is reviewing the regulatory framework of financial services companies and the PRA is consulting with industry on proposed changes. Certain changes have already been finalized, which have improved the solvency position of our U.K. business at March 31, 2024. Additionally, the remaining pending proposals may lead to future changes in the solvency position of our U.K. business.

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

Funding for Employee Benefit Plans

During the three months ended March 31, 2024, we made contributions of $23.0 million and £1.2 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $55 million and £4 million during the remainder of 2024. We had no regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans and made no voluntary contributions during the three months ended March 31, 2024. We do not expect to have regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans during the remainder of 2024, but we reserve the right to make voluntary contributions during the remainder of 2024. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 11 of the "Notes to Consolidated Financial Statements" of our annual report on Form 10-K for the year ended December 31, 2023 for further discussion.

Debt, Term Loan Facility, Credit Facilities, and Other Sources of Liquidity

There are no significant financial covenants associated with any of our debt obligations other than those described below. We continually monitor our debt covenants to ensure we remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants.

Our long-term debt balance at March 31, 2024 was $3,431.0 million, net of deferred debt issuance costs of $30.0 million, and is comprised of our unsecured senior notes, unsecured medium-term notes, unsecured term loan facility, and junior subordinated debt securities.

We have a 20-year facility agreement that is set to expire in August 2041 with a Delaware trust (the P-Caps Trust) that gives us the right to issue and to sell to the trust, on one or more occasions, up to $400.0 million of 4.046% senior notes in exchange for U.S. Treasury securities held by the P-Caps Trust. These senior notes will not be issued unless and until the issuance right is exercised. As the amount we receive upon exercise of the issuance right is contingent upon the value of the U.S. Treasury securities, a decline in the value of the U.S. Treasury securities reduces the amount we would receive upon exercise of the issuance right. The exercise of the issuance right triggers recognition of the senior notes on our consolidated balance sheets. We pay a semi-annual facility fee to the trust at a rate of 2.225% per year on the unexercised portion of the maximum amount of senior notes that we could issue and sell to the trust and we reimburse the trust for its expenses.

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

We have a five-year $500 million senior unsecured revolving credit facility with a syndicate of lenders which is currently scheduled to expire in April 2027. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Certain of our traditional U.S. life insurance subsidiaries may also borrow under the credit facility, subject to an unconditional guarantee by Unum Group. At March 31, 2024, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $0.4 million had been issued.

We have a five-year £75 million senior unsecured standby letter of credit facility with a different syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75 million until its scheduled expiration in July 2026. We have an additional five-year, £75 million senior standby letter of credit facility pursuant to which a standby letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in December 2028. In connection with and as security for the senior standby letter of credit facility, we granted to the issuer of the standby letter of credit the right to exercise, if an event of default has occurred and is continuing, the issuance right in our 20-year facility agreement with the P-Caps Trust, up to a maximum of $200.0 million. At March 31, 2024, no amounts have been borrowed under the standby credit facilities or letters of credit.

Borrowings under the term loan facility and the credit facilities are subject to financial covenants, negative covenants, and events of default that are customary. The term loan facility and each credit facility include financial covenants based on our leverage ratio and consolidated net worth as well as covenants that limit subsidiary indebtedness.
See "Debt, Term Loan Facility, Credit Facilities and Other Sources of Liquidity" and Note 10 of the "Notes to Consolidated Financial Statements" contained in Part II, Items 7 and 8, respectively, of our annual report on Form 10-K for the year ended December 31, 2023 for further discussion.

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

Commitments

As of March 31, 2024, we had commitments of $74.5 million to fund certain investments in private placement fixed maturity securities and $779.3 million to fund certain private equity partnerships. In addition, we had $1.8 million of commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Cash Requirements" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2023. During the first three months of 2024, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of March 31, 2024, we held $46.9 million of cash collateral from securities lending agreements. The average cash collateral balance during the first three months of 2024 was $84.5 million, and the maximum amount outstanding at any month end was $133.0 million. As of March 31, 2024, we held $16.1 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2024 was $15.8 million, and the maximum amount outstanding at any month end was $16.1 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at March 31, 2024, nor did we utilize any securities repurchase agreements during the first three months of 2024. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of March 31, 2024, we owned $17.6 million of FHLB common stock and had outstanding advances of $108.2 million from the regional FHLBs which were used for the purpose of investing in fixed maturity securities. As of March 31, 2024, we have additional borrowing capacity of approximately $875.0 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Three Months Ended March 31
	2024	2023
Net Cash Provided by Operating Activities	$298.3	$150.6
Net Cash Provided (Used) by Investing Activities	17.7	(40.5)
Net Cash Used by Financing Activities	(182.9)	(106.2)
Net Change in Cash and Bank Deposits	$133.1	$3.9

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

Cash used to repurchase shares of Unum Group's common stock during the first three months of 2024 and 2023 was $121.9 million and $51.2 million, respectively. In connection with the repurchases made during the first three months of 2024 and 2023, we recognized $1.1 million and $0.1 million, respectively, of excise tax which has not been settled as of March 31, 2024. During the first three months of 2024 and 2023, we paid dividends of $72.5 million and $69.2 million, respectively, to holders of Unum Group's common stock.

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

There have been no changes in the rating agencies' outlooks or ratings during 2024 prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2023 for further information regarding our debt, issuer credit ratings and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2023. During the first three months of 2024, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2024.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 13 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2024.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1) (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2) (3)
January 1 - January 31, 2024	1,828,321	$47.80	1,828,321	$391,356,440
February 1 - February 29, 2024	148,498	48.39	148,498	384,170,462
March 1 - March 31, 2024	561,678	48.71	561,678	378,069,219
Total	2,538,497		2,538,497

(1) Excludes the cost of commissions and excise taxes.

(2) In October 2023, our board of directors authorized the repurchase of up to $500.0 million of Unum Group's outstanding common stock beginning January 1, 2024. This share repurchase program has no scheduled termination date.

(3) In January 2024, we entered into an accelerated repurchase agreement. As part of this transaction, we paid $100.0 million to a financial counterparty, which resulted in an immediate, corresponding reduction to the remaining authorized repurchase amount, and received an initial delivery of 1,641,138 shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in March 2024, resulting in the delivery of 443,042 additional shares. In total, we repurchased 2,084,180 shares pursuant to the January 2024 accelerated share repurchase agreement. The remaining shares repurchased during the first quarter of 2024 were purchased in open market transactions.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Index to Exhibits

(10.1)	Form of Restricted Stock Unit Agreement with U.K. Executive - No Retirement Vesting.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: May 1, 2024	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: May 1, 2024	By:	/s/ Walter L. Rice, Jr.
Walter L. Rice, Jr.
Senior Vice President, Chief Accounting Officer