Form 10-Q
period 2024-09-30
Unum Group
filed 2024-10-30
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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

182,611,898 shares of the registrant's common stock were outstanding as of October 28, 2024.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	September 30	December 31
	2024	2023
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $38,822.6; $38,410.6; allowance for credit losses of $2.9; $2.2)	$37,783.5	$36,833.9
Mortgage Loans (net of allowance for credit losses of $16.5; $10.2)	2,238.9	2,318.2
Policy Loans	3,625.6	3,620.2
Other Long-term Investments	1,682.8	1,579.4
Short-term Investments	1,990.8	1,610.7
Total Investments	47,321.6	45,962.4

Other Assets
Cash and Bank Deposits	163.4	146.0
Accounts and Premiums Receivable (net of allowance for credit losses of $27.1; $29.5)	1,495.7	1,543.7
Reinsurance Recoverable (net of allowance for credit losses of $1.7; $1.7)	8,637.6	9,108.4
Accrued Investment Income	786.8	633.9
Deferred Acquisition Costs	2,823.5	2,714.5
Goodwill	352.0	349.9
Property and Equipment	495.2	485.3
Deferred Income Tax	431.9	649.4
Other Assets	1,632.8	1,661.7

Total Assets	$64,140.5	$63,255.2

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	September 30	December 31
	2024	2023
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$39,444.5	$40,009.4
Policyholders' Account Balances	5,661.3	5,667.7
Unearned Premiums	474.7	380.2
Other Policyholders’ Funds	1,507.7	1,615.7
Income Tax Payable	137.7	190.0
Deferred Income Tax	28.5	27.0
Long-term Debt	3,470.4	3,430.4
Other Liabilities	2,464.3	2,283.4

Total Liabilities	53,189.1	53,603.8

Commitments and Contingent Liabilities - Note 13

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 195,419,352 and 194,588,625 shares	19.5	19.4
Additional Paid-in Capital	1,563.3	1,547.8
Accumulated Other Comprehensive Loss	(2,729.7)	(3,308.0)
Retained Earnings	12,642.4	11,431.5
Treasury Stock - at cost: 10,918,177 and 1,216,528 shares	(544.1)	(39.3)

Total Stockholders' Equity	10,951.4	9,651.4

Total Liabilities and Stockholders' Equity	$64,140.5	$63,255.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,628.8	$2,525.9	$7,866.3	$7,494.3
Net Investment Income	527.8	526.0	1,586.4	1,565.9
Net Investment Loss	(12.9)	(31.0)	(24.5)	(30.0)
Other Income	73.3	71.6	222.5	210.6
Total Revenue	3,217.0	3,092.5	9,650.7	9,240.8

Benefits and Expenses
Policy Benefits	1,864.6	1,778.6	5,624.2	5,498.6
Policy Benefits - Remeasurement Loss (Gain)	(402.7)	168.4	(567.5)	(61.6)
Commissions	315.1	289.7	947.8	869.7
Interest and Debt Expense	49.2	48.6	148.6	145.6
Deferral of Acquisition Costs	(163.3)	(153.3)	(495.3)	(467.5)
Amortization of Deferred Acquisition Costs	133.8	129.1	387.9	358.7
Compensation Expense	294.2	297.9	895.9	867.3
Other Expenses	311.5	271.8	903.3	818.6
Total Benefits and Expenses	2,402.4	2,830.8	7,844.9	8,029.4

Income Before Income Tax	814.6	261.7	1,805.8	1,211.4

Income Tax Expense (Benefit)
Current	95.6	187.5	315.8	381.7
Deferred	73.3	(127.8)	59.6	(123.5)
Total Income Tax Expense	168.9	59.7	375.4	258.2

Net Income	$645.7	$202.0	$1,430.4	$953.2

Net Income Per Common Share
Basic	$3.46	$1.03	$7.54	$4.83
Assuming Dilution	$3.46	$1.02	$7.52	$4.81

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(in millions of dollars)
Net Income	$645.7	$202.0	$1,430.4	$953.2

Other Comprehensive Income
Change in Net Unrealized Loss on Securities (net of tax expense (benefit) of $327.6; $(313.8); $110.4; $(249.2))	1,232.6	(1,185.8)	427.9	(920.0)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense (benefit) of $(329.3); $445.0; $35.6; $368.2)	(1,239.3)	1,688.4	121.4	1,374.6
Change in Net Loss on Derivatives (net of tax expense (benefit) of $14.1; $(38.9); $(9.0); $(44.7))	55.7	(144.4)	(35.2)	(168.1)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $—; $(0.7); $1.5; $0.3)	68.5	(55.1)	61.2	7.9
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(0.3); $1.2; $9.8; $1.1)	(1.0)	3.9	3.0	3.3
Total Other Comprehensive Income	116.5	307.0	578.3	297.7

Comprehensive Income	$762.2	$509.0	$2,008.7	$1,250.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(in millions of dollars)
Common Stock
Balance at Beginning of Period	$19.5	$30.9	$19.4	$30.8
Common Stock Activity	—	—	0.1	0.1
Balance at End of Period	19.5	30.9	19.5	30.9

Additional Paid-in Capital
Balance at Beginning of Period	1,558.8	2,444.9	1,547.8	2,441.0
Common Stock Activity	4.5	9.4	15.5	13.3
Balance at End of Period	1,563.3	2,454.3	1,563.3	2,454.3

Accumulated Other Comprehensive Loss
Balance at Beginning of Period	(2,846.2)	(3,457.6)	(3,308.0)	(3,448.3)
Other Comprehensive Income	116.5	307.0	578.3	297.7
Balance at End of Period	(2,729.7)	(3,150.6)	(2,729.7)	(3,150.6)

Retained Earnings
Balance at Beginning of Period	12,074.6	13,758.1	11,431.5	13,141.3
Net Income	645.7	202.0	1,430.4	953.2
Dividends to Stockholders (per common share: $0.420; $0.365; $1.150; $1.025)	(77.9)	(71.4)	(219.5)	(205.8)
Balance at End of Period	12,642.4	13,888.7	12,642.4	13,888.7

Treasury Stock
Balance at Beginning of Period	(342.1)	(3,530.4)	(39.3)	(3,429.8)
Repurchases of Common Stock	(202.0)	(74.8)	(504.8)	(175.4)
Balance at End of Period	(544.1)	(3,605.2)	(544.1)	(3,605.2)

Total Stockholders' Equity at End of Period	$10,951.4	$9,618.1	$10,951.4	$9,618.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2024	2023
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$1,430.4	$953.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	566.4	455.9
Change in Deferred Acquisition Costs	(107.4)	(108.8)
Change in Insurance Liabilities	(631.0)	(169.3)
Change in Income Taxes	21.9	(26.9)
Change in Other Accrued Liabilities	(58.3)	(150.2)
Non-cash Components of Net Investment Income	(327.9)	(262.9)
Net Investment Loss	24.5	30.0
Depreciation	89.9	80.9
Amortization of the Cost of Reinsurance	31.1	33.1
Other, Net	(12.2)	24.3
Net Cash Provided by Operating Activities	1,027.4	859.3

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	356.5	1,013.5
Proceeds from Maturities of Fixed Maturity Securities	997.2	1,113.9
Proceeds from Sales and Maturities of Other Investments	234.8	275.2
Purchases of Fixed Maturity Securities	(1,550.9)	(2,439.4)
Purchases of Other Investments	(218.6)	(227.1)
Net Purchases of Short-term Investments	(307.9)	(45.2)
Net Increase (Decrease) in Payables for Collateral on Investments	189.5	(100.4)
Net Purchases of Property and Equipment	(93.7)	(89.1)
Net Cash Used by Investing Activities	(393.1)	(498.6)

Cash Flows from Financing Activities
Issuance of Long-term Debt	391.6	—
Repayment of Long-term Debt	(350.0)	—
Issuances of Common Stock	4.8	4.1
Repurchases of Common Stock	(500.0)	(174.2)
Dividends Paid to Stockholders	(219.3)	(205.7)
Proceeds from Policyholders' Account Deposits	100.9	109.3
Payments for Policyholders' Account Withdrawals	(65.5)	(65.2)
Cash Received Related to Active Life Volatility Cover Agreement	26.7	18.6
Other, Net	(6.1)	(0.9)
Net Cash Used by Financing Activities	(616.9)	(314.0)

Net Increase in Cash and Bank Deposits	17.4	46.7

Cash and Bank Deposits at Beginning of Year	146.0	119.2

Cash and Bank Deposits at End of Period	$163.4	$165.9

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2024
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
September 30, 2024
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
September 30, 2024
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
September 30, 2024
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
September 30, 2024
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
Unum Group and Subsidiaries
September 30, 2024
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
Unum Group and Subsidiaries
September 30, 2024
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
September 30, 2024
Note 3 - Fair Value of Financial Instruments - Continued
At September 30, 2024, approximately 21.1 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 78.9 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•62.8 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•15.6 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•0.5 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of September 30, 2024 or December 31, 2023.

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
September 30, 2024
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		September 30, 2024
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$246.3	Not redeemable	$126.1
		50.7	Quarterly / 90 days notice	6.2
Total Private Credit		297.0		132.3

Private Equity	(b)	574.8	Not redeemable	417.2
		33.3	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	13.2
Total Private Equity		608.1		430.4

Real Assets	(c)	488.8	Not redeemable	242.9
		34.1	Quarterly / 90 days notice	—
Total Real Assets		522.9		242.9

Total Partnerships		$1,428.0		$805.6

		December 31, 2023
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$239.1	Not redeemable	$128.2
		44.5	Quarterly / 90 days notice	8.6
Total Private Credit		283.6		136.8

Private Equity	(b)	543.9	Not redeemable	410.6
		28.0	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	16.6
Total Private Equity		571.9		427.2

Real Assets	(c)	437.5	Not redeemable	239.1
		33.2	Quarterly / 90 days notice	—
Total Real Assets		470.7		239.1

Total Partnerships		$1,326.2		$803.1

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 3 - Fair Value of Financial Instruments - Continued
America and, to a lesser extent, outside of North America.  As of September 30, 2024, the estimated remaining life of the investments that do not allow for redemptions is approximately 80 percent in the next 3 years, 12 percent during the period from 3 to 5 years, and 8 percent during the period from 5 to 10 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of September 30, 2024, the estimated remaining life of the investments that do not allow for redemptions is approximately 36 percent in the next 3 years, 31 percent during the period from 3 to 5 years, and 33 percent during the period from 5 to 10 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of September 30, 2024, the estimated remaining life of the investments that do not allow for redemptions is approximately 38 percent in the next 3 years, 26 percent during period from 3 to 5 years, 34 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

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
September 30, 2024
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	September 30, 2024
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$557.4	$—	$—	$557.4
States, Municipalities, and Political Subdivisions	—	3,526.5	—	—	3,526.5
Foreign Governments	—	850.1	—	—	850.1
Public Utilities	602.7	4,982.5	—	—	5,585.2
Mortgage/Asset-Backed Securities	—	799.6	51.0	—	850.6
All Other Corporate Bonds	7,362.2	19,015.8	28.0	—	26,406.0
Redeemable Preferred Stocks	—	7.7	—	—	7.7
Total Fixed Maturity Securities	7,964.9	29,739.6	79.0	—	37,783.5

Other Long-term Investments
Derivatives
Forwards	—	49.5	—	—	49.5
Foreign Currency Interest Rate Swaps	—	56.0	—	—	56.0
Embedded Derivative in Modified Coinsurance Arrangement	—	—	4.6	—	4.6
Total Derivatives	—	105.5	4.6	—	110.1
Perpetual Preferred and Equity Securities	—	0.1	21.7	—	21.8
Private Equity Partnerships	—	—	—	1,428.0	1,428.0
Total Other Long-term Investments	—	105.6	26.3	1,428.0	1,559.9
Total Financial Instrument Assets Carried at Fair Value	$7,964.9	$29,845.2	$105.3	$1,428.0	$39,343.4

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$95.2	$—	$—	$95.2
Foreign Currency Interest Rate Swaps	—	35.0	—	—	35.0
Total Derivatives	—	130.2	—	—	130.2
Total Financial Instrument Liabilities Carried at Fair Value	$—	$130.2	$—	$—	$130.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 3 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2024
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$(0.2)	$0.7	$—	$(10.3)	$9.8	$—	$—	$—	$—
Mortgage/Asset-Backed Securities	46.5	—	0.2	4.9	(0.7)	0.1	—	51.0	0.2	—
All Other Corporate Bonds	53.3	—	2.0	—	(42.2)	39.1	(24.2)	28.0	2.0	—
Total Fixed Maturity Securities	99.8	(0.2)	2.9	4.9	(53.2)	49.0	(24.2)	79.0	2.2	—

Perpetual Preferred and Equity Securities	21.7	—	—	—	—	—	—	21.7	—	—
Embedded Derivative in Modified Coinsurance Arrangement	5.4	(0.8)	—	—	—	—	—	4.6	—	(0.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 3 - Fair Value of Financial Instruments - Continued

	Nine Months Ended September 30, 2024
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$(0.2)	$0.3	$—	$(10.3)	$10.2	$—	$—	$—	$—
Mortgage/Asset-Backed Securities	32.9	—	0.6	15.5	(1.9)	3.9	—	51.0	0.6	—
All Other Corporate Bonds	123.4	(2.6)	6.9	2.3	(196.4)	189.0	(94.6)	28.0	6.9	(2.6)
Total Fixed Maturity Securities	156.3	(2.8)	7.8	17.8	(208.6)	203.1	(94.6)	79.0	7.5	(2.6)

Perpetual Preferred and Equity Securities	21.6	0.1	—	—	—	—	—	21.7	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	(1.5)	6.1	—	—	—	—	—	4.6	—	6.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
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
September 30, 2024
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

	September 30, 2024
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$16.3	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.00% - 5.00% / 5.00% Priced at Par Value
Perpetual Preferred and Equity Securities	21.7	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	4.6	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions (0.031)%

	December 31, 2023
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$15.9	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.00% - 5.00% / 5.00% Priced at Par Value
Perpetual Preferred and Equity Securities	21.6	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(1.5)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 0.2%

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
September 30, 2024
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,320.4 million and $3,322.5 million as of September 30, 2024 and December 31, 2023, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
September 30, 2024
Note 3 - Fair Value of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	September 30, 2024
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,041.8	$—	$2,041.8	$2,238.9
Policy Loans	—	—	3,708.6	3,708.6	3,625.6
Other Long-term Investments
Miscellaneous Long-term Investments	—	25.6	0.3	25.9	25.9
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,067.4	$3,708.9	$5,776.3	$5,890.4

Liabilities
Long-term Debt	$3,347.8	$44.5	$—	$3,392.3	$3,470.4
Other Liabilities
Unfunded Commitments	—	0.2	—	0.2	0.2
Payable for Collateral on FHLB Funding Agreements	—	299.0	—	299.0	299.0
Total Financial Instrument Liabilities Not Carried at Fair Value	$3,347.8	$343.7	$—	$3,691.5	$3,769.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 4 - Investments
Fixed Maturity Securities

At September 30, 2024 and December 31, 2023, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	September 30, 2024
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$542.5	$—	$28.8	$13.9	$557.4
States, Municipalities, and Political Subdivisions	3,843.4	—	118.7	435.6	3,526.5
Foreign Governments	964.8	—	22.4	137.1	850.1
Public Utilities	5,561.8	—	272.3	248.9	5,585.2
Mortgage/Asset-Backed Securities	853.8	—	13.2	16.4	850.6
All Other Corporate Bonds	27,048.3	2.9	882.8	1,522.2	26,406.0
Redeemable Preferred Stocks	8.0	—	—	0.3	7.7
Total Fixed Maturity Securities	$38,822.6	$2.9	$1,338.2	$2,374.4	$37,783.5

	December 31, 2023
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$618.6	$—	$25.3	$19.1	$624.8
States, Municipalities, and Political Subdivisions	4,041.3	—	135.3	498.2	3,678.4
Foreign Governments	982.1	—	29.8	121.2	890.7
Public Utilities	5,398.2	—	217.1	293.7	5,321.6
Mortgage/Asset-Backed Securities	658.0	—	10.1	24.0	644.1
All Other Corporate Bonds	26,708.4	2.2	771.8	1,807.3	25,670.7
Redeemable Preferred Stocks	4.0	—	—	0.4	3.6
Total Fixed Maturity Securities	$38,410.6	$2.2	$1,189.4	$2,763.9	$36,833.9

1 Allowance for Credit Losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	September 30, 2024
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$27.4	$0.3	$211.4	$13.6
States, Municipalities, and Political Subdivisions	145.0	2.5	2,061.0	433.1
Foreign Governments	50.5	1.7	320.5	135.4
Public Utilities	243.6	7.4	1,651.5	241.5
Mortgage/Asset-Backed Securities	81.3	0.2	304.3	16.2
All Other Corporate Bonds	1,013.2	9.6	13,185.8	1,512.6
Redeemable Preferred Stocks	—	—	3.7	0.3
Total Fixed Maturity Securities	$1,561.0	$21.7	$17,738.2	$2,352.7

	December 31, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$118.8	$0.7	$197.3	$18.4
States, Municipalities, and Political Subdivisions	128.0	4.0	2,035.1	494.2
Foreign Governments	149.9	3.3	312.9	117.9
Public Utilities	373.7	10.4	1,720.6	283.3
Mortgage/Asset-Backed Securities	60.3	2.5	316.7	21.5
All Other Corporate Bonds	1,483.8	26.8	14,215.2	1,780.5
Redeemable Preferred Stocks	—	—	3.6	0.4
Total Fixed Maturity Securities	$2,314.5	$47.7	$18,801.4	$2,716.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 4 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	September 30, 2024
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,289.6	$2.6	$342.0	$5.5	$944.7
Over 1 year through 5 years	8,125.2	180.7	3,864.2	126.9	4,314.8
Over 5 years through 10 years	8,550.0	387.0	4,462.2	442.7	4,032.1
Over 10 years	20,001.1	754.7	9,350.9	1,782.9	9,622.0
	37,965.9	1,325.0	18,019.3	2,358.0	18,913.6
Mortgage/Asset-Backed Securities	853.8	13.2	465.0	16.4	385.6
Total Fixed Maturity Securities	$38,819.7	$1,338.2	$18,484.3	$2,374.4	$19,299.2

	December 31, 2023
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$935.0	$0.9	$140.8	$7.5	$787.6
Over 1 year through 5 years	7,594.4	128.2	2,685.7	179.0	4,857.9
Over 5 years through 10 years	9,430.3	372.1	4,100.0	610.8	5,091.6
Over 10 years	19,790.7	678.1	8,524.4	1,942.6	10,001.8
	37,750.4	1,179.3	15,450.9	2,739.9	20,738.9
Mortgage/Asset-Backed Securities	658.0	10.1	267.1	24.0	377.0
Total Fixed Maturity Securities	$38,408.4	$1,189.4	$15,718.0	$2,763.9	$21,115.9
1 Allowance for Credit Losses

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of September 30, 2024:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$36,287.2	$1,308.2	$2,308.8	97.2%
Below-Investment-Grade	1,496.3	30.0	65.6	2.8
Total Fixed Maturity Securities	$37,783.5	$1,338.2	$2,374.4	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2024, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 4 - Investments - Continued
As of September 30, 2024, we held 835 individual investment-grade fixed maturity securities and 58 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 795 investment-grade fixed maturity securities and 50 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 4 - Investments - Continued
The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as "all other corporate bonds" during the three and nine months ended September 30, 2024.

	Three Months Ended September 30
	2024	2023
	(in millions of dollars)
Balance, beginning of period	$5.1	$—
Change in allowance on securities with allowance recorded in previous period	0.2	—
Change in allowance on securities sold during the period	(2.4)	—
Balance, end of period	$2.9	$—

	Nine Months Ended September 30
	2024	2023
	(in millions of dollars)
Balance, beginning of period	$2.2	$—
Credit losses on securities for which credit losses were not previously recorded	2.9	—
Change in allowance on securities with allowance recorded in previous period	0.2	—
Change in allowance on securities sold during the period	(2.4)	—
Balance, end of period	$2.9	$—

At September 30, 2024, we had commitments of $38.0 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of September 30, 2024, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,428.3 million, comprised of $0.3 million of tax credit partnerships and $1,428.0 million of private equity partnerships. At December 31, 2023, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,326.5 million, comprised of $0.3 million of tax credit partnerships and $1,326.2 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

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
September 30, 2024
Note 4 - Investments - Continued
service coverage ratio greater than 1.25 times on a normalized 25 year amortization period. We update our debt service coverage ratios annually.

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,255.4 million and $2,328.4 million at September 30, 2024 and December 31, 2023, respectively. The allowance for expected credit losses was $16.5 million and $10.2 million at September 30, 2024 and December 31, 2023, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $7.0 million and $7.2 million at September 30, 2024 and December 31, 2023, respectively.

The carrying amount of mortgage loans by property type and geographic region are presented below.

	September 30, 2024		December 31, 2023
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$662.9	29.6%	$685.8	29.6%
Industrial	684.2	30.6	706.0	30.5
Office	354.1	15.8	379.9	16.4
Retail	496.1	22.1	503.9	21.7
Other	41.6	1.9	42.6	1.8
Total	$2,238.9	100.0%	$2,318.2	100.0%

Region
New England	$53.2	2.4%	$55.1	2.4%
Mid-Atlantic	162.4	7.3	155.1	6.7
East North Central	294.0	13.1	314.4	13.6
West North Central	158.9	7.1	163.5	7.0
South Atlantic	537.1	24.0	553.0	23.8
East South Central	107.8	4.8	110.7	4.8
West South Central	195.5	8.7	200.9	8.7
Mountain	269.5	12.0	282.7	12.2
Pacific	460.5	20.6	482.8	20.8
Total	$2,238.9	100.0%	$2,318.2	100.0%

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
September 30, 2024
Note 4 - Investments - Continued
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators:

	September 30, 2024		December 31, 2023
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$94.5	4.2%	$85.2	3.7%
A	982.2	43.9	942.5	40.6
BBB	1,064.4	47.5	1,249.5	53.9
BB	97.8	4.4	41.0	1.8
Total	$2,238.9	100.0%	$2,318.2	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,527.0	68.2%	$1,409.9	60.8%
> 65% <= 75%	481.6	21.5	707.0	30.5
> 75% <= 85%	148.5	6.6	136.5	5.9
> 85%	81.8	3.7	64.8	2.8
Total	$2,238.9	100.0%	$2,318.2	100.0%

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 4 - Investments - Continued
There were no gross write-offs for the periods ending September 30, 2024 or December 31, 2023. The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024
	Prior to 2020	2020	2021	2022	2023	2024	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$88.1	$—	$6.4	$—	$—	$—	$94.5
A	684.4	92.6	145.0	24.3	38.0	—	984.3
BBB	710.4	63.1	181.1	63.8	29.0	23.1	1,070.5
BB	106.1	—	—	—	—	—	106.1
Total Amortized Cost	1,589.0	155.7	332.5	88.1	67.0	23.1	2,255.4
Allowance for credit losses	(14.1)	(0.5)	(1.1)	(0.3)	(0.4)	(0.1)	(16.5)
Carrying Amount	$1,574.9	$155.2	$331.4	$87.8	$66.6	$23.0	$2,238.9

Loan-to-Value Ratio[1]
<=65%	$1,174.1	$113.7	$188.8	$15.6	$38.7	$—	$1,530.9
>65<=75%	231.2	33.9	94.9	72.5	28.3	23.1	483.9
>75%<=85%	122.6	8.1	20.3	—	—	—	151.0
>85%	61.1	—	28.5	—	—	—	89.6
Total Amortized Cost	1,589.0	155.7	332.5	88.1	67.0	23.1	2,255.4
Allowance for credit losses	(14.1)	(0.5)	(1.1)	(0.3)	(0.4)	(0.1)	(16.5)
Carrying Amount	$1,574.9	$155.2	$331.4	$87.8	$66.6	$23.0	$2,238.9

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
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

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 4 - Investments - Continued
The following tables present a roll-forward of the allowance for expected credit losses by loan-to-value ratio for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.7	$0.3	$—	$—	$4.0
>65<=75%	3.3	(1.1)	—	—	2.2
>75%<=85%	1.7	0.8	—	—	2.5
>85%	3.4	4.4	—	—	7.8
Total	$12.1	$4.4	$—	$—	$16.5

	Three Months Ended September 30, 2023
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.3	$(0.1)	$—	$—	$3.2
>65<=75%	4.8	(0.4)	—	—	4.4
>75%<=85%	0.9	—	—	—	0.9
>85%	2.1	(0.4)	—	—	1.7
Total	$11.1	$(0.9)	$—	$—	$10.2

	Nine Months Ended September 30, 2024
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.8	$0.2	$—	$—	$4.0
>65<=75%	3.8	(1.6)	—	—	2.2
>75%<=85%	1.2	1.3	—	—	2.5
>85%	1.4	6.4	—	—	7.8
Total	$10.2	$6.3	$—	$—	$16.5

	Nine Months Ended September 30, 2023
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.0	$0.2	$—	$—	$3.2
>65<=75%	4.7	(0.3)	—	—	4.4
>75%<=85%	1.1	(0.2)	—	—	0.9
>85%	0.5	1.2	—	—	1.7
Total	$9.3	$0.9	$—	$—	$10.2

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 4 - Investments - Continued
During the three and nine months ended September 30, 2024, all commercial mortgage loans which were previously modified for borrowers experiencing financial difficulties were current. During the three and nine months ended September 30, 2023, we granted an other-than-insignificant payment delay for a commercial mortgage loan with an amortized cost of $14.2 million, which deferred the principal payment for 18 months. This modification represented less than one percent of the commercial mortgage loan portfolio balance. There were no troubled debt restructurings for the three and nine months ended September 30, 2024. At September 30, 2024 and December 31, 2023, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

As of September 30, 2024 and December 31, 2023, we had no loan foreclosures.

Other than our allowance for expected credit losses, we had no specifically identified impaired mortgage loans during the three and nine months ended September 30, 2024 or 2023, nor did we recognize any interest income on mortgage loans subsequent to impairment.

At September 30, 2024, we had $28.5 million commitments to fund commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At September 30, 2024, we had $0.1 million of expected credit losses related to unfunded commitments on our consolidated balance sheets. At December 31, 2023, we had no expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our real estate held for the production of income balance was $60.8 million and $64.4 million at September 30, 2024 and December 31, 2023, respectively, and the associated accumulated depreciation was $130.8 million and $127.2 million at September 30, 2024 and December 31, 2023, respectively. We did not recognize any impairments related to our real estate during the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, we recognized a $3.0 million impairment related to certain of our real estate held for investment.

Our held for sale real estate balance was $40.9 million at both September 30, 2024 and December 31, 2023 and the associated accumulated depreciation was $54.2 million at both September 30, 2024 and December 31, 2023. The estimated fair values less costs to sell are above the carrying values of the properties and we expect to close the sales of the properties within the next twelve months.

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

As of September 30, 2024, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $57.9 million, for which we received collateral in the form of cash and securities of $25.8 million and $34.4 million, respectively. As of December 31, 2023, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $72.0 million, for which we received collateral in the form of cash and securities of $63.1 million and $12.5 million, respectively. We had no outstanding repurchase agreements at September 30, 2024 or December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 4 - Investments - Continued
The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	September 30, 2024	December 31, 2023
	Overnight and Continuous
	(in millions of dollars)
Borrowings
Public Utilities	$3.7	$1.8
All Other Corporate Bonds	22.1	61.3
Total Borrowings	25.8	63.1
Gross Amount of Recognized Liability for Securities Lending Transactions	25.8	63.1
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	September 30, 2024	December 31, 2023
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$25.6	$15.7
Advances from FHLB	299.0	64.5

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$600.7	$589.0
Commercial Mortgage Loans	940.6	986.8
Total Carrying Value of Collateral Posted to FHLB	$1,541.3	$1,575.8

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
September 30, 2024
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

	September 30, 2024
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$105.5	$—	$105.5	$(102.9)	$(2.3)	$0.3
Securities Lending	57.9	—	57.9	(32.1)	(25.8)	—
Total	$163.4	$—	$163.4	$(135.0)	$(28.1)	$0.3

Financial Liabilities:
Derivatives	$130.2	$—	$130.2	$(127.7)	$—	$2.5
Securities Lending	25.8	—	25.8	(25.8)	—	—
Total	$156.0	$—	$156.0	$(153.5)	$—	$2.5

	December 31, 2023
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$99.9	$—	$99.9	$(91.9)	$(6.4)	$1.6
Securities Lending	72.0	—	72.0	(8.9)	(63.1)	—
Total	$171.9	$—	$171.9	$(100.8)	$(69.5)	$1.6

Financial Liabilities:
Derivatives	$116.2	$—	$116.2	$(109.4)	$—	$6.8
Securities Lending	63.1	—	63.1	(63.1)	—	—
Total	$179.3	$—	$179.3	$(172.5)	$—	$6.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(in millions of dollars)
Fixed Maturity Securities	$465.4	$457.9	$1,388.5	$1,383.7
Derivatives	8.1	11.6	25.0	34.5
Mortgage Loans	22.0	22.9	66.6	69.8
Policy Loans	5.7	5.4	16.3	15.6
Other Long-term Investments
Perpetual Preferred Securities[1]	—	0.4	0.3	2.2
Private Equity Partnerships[2]	19.6	22.6	72.6	56.7
Other	3.4	2.6	8.5	7.1
Short-term Investments	24.0	19.1	65.7	49.4
Gross Investment Income	548.2	542.5	1,643.5	1,619.0
Less Investment Expenses	17.5	13.5	48.3	44.0
Less Investment Income on Participation Fund Account Assets	2.9	3.0	8.8	9.1
Net Investment Income	$527.8	$526.0	$1,586.4	$1,565.9

1The net unrealized gain (loss) recognized in net investment income for the three months ended September 30, 2024 related to perpetual preferred securities still held at September 30, 2024 was $0.2 million. The net unrealized gain (loss) recognized in net investment income for the nine months ended September 30, 2024 related to perpetual preferred securities still held at September 30, 2024 was de minimis. The net unrealized gain (loss) recognized in net investment income for the three and nine months ended September 30, 2023 related to perpetual preferred securities still held at September 30, 2023 was $(0.4) million and $0.1 million, respectively.

2The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2024 related to private equity partnerships still held at September 30, 2024 was $25.3 million and $87.6 million, respectively, reduced by net management fees and partnership expenses of $(5.7) million and $(15.0) million, respectively. The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2023 related to private equity partnerships still held at September 30, 2023 was $29.7 million and $72.6 million, respectively, reduced by net management fees and partnership expenses of $(7.1) million and $(15.9) million, respectively. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$1.1	$0.4	$1.1	$3.7
Gross Losses on Sales	(8.5)	(37.4)	(29.7)	(50.7)
Impairment Loss [1]	(1.3)	—	(2.5)	—
Change in Allowance for Credit Losses	(0.2)	—	(3.1)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.4	—	9.7	6.0
Gross Losses on Sales	—	(0.9)	—	(1.0)
Impairment Loss	—	(3.0)	—	(3.0)
Change in Allowance for Credit Losses	(4.5)	0.9	(6.4)	(0.9)
Embedded Derivative in Modified Coinsurance Arrangement	(0.8)	9.2	6.1	14.7
All Other Derivatives	(2.2)	2.0	(0.2)	2.0
Foreign Currency Transactions	3.1	(2.2)	0.5	(0.8)
Net Investment Gain (Loss)	$(12.9)	$(31.0)	$(24.5)	$(30.0)

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

•Forward benchmark interest rate locks are used to minimize interest rate risk associated with the anticipated purchase or associated future coupons of fixed maturity securities or the anticipated issuance of fixed rate long-term debt. A forward benchmark interest rate lock is a derivative contract without an initial investment where we and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 5 - Derivative Financial Instruments - Continued
counterparty agree to purchase or sell a specific benchmark interest rate fixed maturity bond at a future date at a predetermined price or yield.

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
September 30, 2024
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily changes in interest rates, exchange rates, and equity prices) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At September 30, 2024 and December 31, 2023, we had $0.3 million and $1.6 million credit exposure on derivatives, respectively. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	September 30, 2024	December 31, 2023
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$3.4	$11.1
Fixed Maturity Securities	30.9	26.3
	$34.3	$37.4
Carrying Value of Collateral Posted to Counterparties
Cash	$—	$—
Fixed Maturity Securities	50.6	39.8
	$50.6	$39.8

See Note 4 for further discussion of our master netting agreements.

All of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $130.2 million and $116.2 million at September 30, 2024 and December 31, 2023, respectively.

Cash Flow Hedges

As of September 30, 2024 and December 31, 2023, we had $142.5 million and $149.5 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of September 30, 2024 and December 31, 2023, we had $2,523.0 million and $1,905.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase or associated future coupons of fixed maturity securities.

As of September 30, 2024, we expect to amortize approximately $9.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from AOCI into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from AOCI into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2024, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2064.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 5 - Derivative Financial Instruments - Continued

Fair Value Hedges

As of September 30, 2024 and December 31, 2023, we had $693.2 million and $642.5 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following table summarizes the carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$592.9	$529.2	$(0.5)	$(6.1)

For the three and nine months ended September 30, 2024, $8.2 million and $9.5 million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. For the three and nine months ended September 30, 2023, $(19.4) million and $(26.6) million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of September 30, 2024 and December 31, 2023, we held $125.9 million and $132.0 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of September 30, 2024 and December 31, 2023, we held $54.6 million and $52.5 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of September 30, 2024 and December 31, 2023, we held $126.3 million and $102.2 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

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
September 30, 2024
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

	September 30, 2024
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$2,523.0	$47.4	$94.7
Foreign Currency Interest Rate Swaps	142.5	14.9	3.0
Total Cash Flow Hedges	2,665.5	62.3	97.7

Fair Value Hedges
Foreign Currency Interest Rate Swaps	693.2	41.1	15.7

Total Designated as Hedging Instruments	$3,358.7	$103.4	$113.4

Not Designated as Hedging Instruments
Foreign Currency Forwards	$54.6	$2.1	$0.5
Foreign Currency Interest Rate Swaps	125.9	—	16.3
Total Return Swaps	126.3	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	4.6	—
Total Not Designated as Hedging Instruments	$306.8	$6.7	$16.8

Total Derivatives	$3,665.5	$110.1	$130.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
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
September 30, 2024
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30
	2024			2023
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$527.8	$(12.9)	$49.2	$526.0	$(31.0)	$48.6

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged Items	21.1	—	0.7	49.7	—	0.7
Derivatives Designated as Hedging Instruments	3.7	—	—	8.3	—	—
Foreign Exchange Contracts:
Hedged Items	2.3	(0.7)	—	2.3	(0.1)	—
Derivatives Designated as Hedging Instruments	0.9	0.7	—	0.4	—	—
Forward Benchmark Interest Rate Locks:
Hedged Items	10.7	—	—	3.9	—	—
Derivatives Designated as Hedging Instruments	(0.3)	—	—	(0.1)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged Items	4.9	25.2	—	3.9	(15.2)	—
Derivatives Designated as Hedging Instruments	4.2	(25.2)	—	3.1	15.2	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 5 - Derivative Financial Instruments - Continued

	Nine Months Ended September 30
	2024			2023
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$1,586.4	$(24.5)	$148.6	$1,565.9	$(30.0)	$145.6

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged Items	91.3	—	2.2	148.2	0.8	2.2
Derivatives Designated as Hedging Instruments	14.5	—	—	27.7	—	—
Foreign Exchange Contracts:
Hedged Items	6.5	(0.4)	—	7.3	(0.1)	—
Derivatives Designated as Hedging Instruments	0.5	0.5	—	0.6	0.1	—
Forward Benchmark Interest Rate Locks:
Hedged Items	29.6	—	—	7.7	—	—
Derivatives Designated as Hedging Instruments	(0.7)	—	—	(0.1)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged Items	13.4	5.6	—	10.3	(8.7)	—
Derivatives Designated as Hedging Instruments	11.5	(5.6)	—	6.7	8.7	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$66.0	$(158.9)	$(39.6)	$(159.7)
Foreign Exchange Contracts	(1.2)	3.4	2.6	0.7
Total	$64.8	$(155.5)	$(37.0)	$(159.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(in millions of dollars)
Net Investment Gain (Loss)
Foreign Exchange Contracts	$(2.2)	$2.0	$(0.2)	$2.0
Embedded Derivative in Modified Coinsurance Arrangement	(0.8)	9.2	6.1	14.7
Total	$(3.0)	$11.2	$5.9	$16.7

Other Expenses
(Gain) Loss on Total Return Swaps	$(5.4)	$4.1	$(14.1)	$(4.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 6 - Accumulated Other Comprehensive Loss
Components of our accumulated other comprehensive loss, after tax, and related changes are as follows:

	Net Unrealized Loss on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Loss on Derivatives	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at June 30, 2024	$(2,723.8)	$712.3	$(164.6)	$(328.4)	$(341.7)	$(2,846.2)
Other Comprehensive Income (Loss) Before Reclassifications	1,225.8	(1,239.3)	58.8	68.5	(4.2)	109.6
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	6.8	—	(3.1)	—	3.2	6.9
Net Other Comprehensive Income (Loss)	1,232.6	(1,239.3)	55.7	68.5	(1.0)	116.5
Balance at September 30, 2024	$(1,491.2)	$(527.0)	$(108.9)	$(259.9)	$(342.7)	$(2,729.7)

Balance at June 30, 2023	$(2,762.6)	$0.1	$(33.3)	$(327.1)	$(334.7)	$(3,457.6)
Other Comprehensive Income (Loss) Before Reclassifications	(1,215.1)	1,688.4	(137.9)	(55.1)	2.5	282.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	29.3	—	(6.5)	—	1.4	24.2
Net Other Comprehensive Income (Loss)	(1,185.8)	1,688.4	(144.4)	(55.1)	3.9	307.0
Balance at September 30, 2023	$(3,948.4)	$1,688.5	$(177.7)	$(382.2)	$(330.8)	$(3,150.6)

Balance at December 31, 2023	$(1,919.1)	$(648.4)	$(73.7)	$(321.1)	$(345.7)	$(3,308.0)
Other Comprehensive Income (Loss) Before Reclassifications	401.1	121.4	(24.3)	61.2	(6.6)	552.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	26.8	—	(10.9)	—	9.6	25.5
Net Other Comprehensive Income (Loss)	427.9	121.4	(35.2)	61.2	3.0	578.3
Balance at September 30, 2024	$(1,491.2)	$(527.0)	$(108.9)	$(259.9)	$(342.7)	$(2,729.7)

Balance at December 31, 2022	$(3,028.4)	$313.9	$(9.6)	$(390.1)	$(334.1)	$(3,448.3)
Other Comprehensive Income (Loss) Before Reclassifications	(957.2)	1,374.6	(146.4)	7.9	(0.9)	278.0
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	37.2	—	(21.7)	—	4.2	19.7
Net Other Comprehensive Income (Loss)	(920.0)	1,374.6	(168.1)	7.9	3.3	297.7
Balance at September 30, 2023	$(3,948.4)	$1,688.5	$(177.7)	$(382.2)	$(330.8)	$(3,150.6)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 6 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from accumulated other comprehensive loss were recognized in our consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Loss on Fixed Maturity Securities
Net Loss on Sales	$(7.4)	$(37.0)	$(28.6)	$(47.0)
Impairment Loss	(1.3)	—	(2.5)	—
Change in Allowance for Credit Losses	(0.2)	—	(3.1)	—
	(8.9)	(37.0)	(34.2)	(47.0)
Income Tax Benefit	(2.1)	(7.7)	(7.4)	(9.8)
Total	$(6.8)	$(29.3)	$(26.8)	$(37.2)

Net Loss on Derivatives
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$3.4	$8.3	$13.8	$27.6
Loss on Foreign Currency Interest Rate Swaps	—	(0.1)	(0.1)	(0.2)
Net Investment Gain
Gain on Foreign Currency Interest Rate Swaps	0.6	—	0.1	0.1
	4.0	8.2	13.8	27.5
Income Tax Expense	0.9	1.7	2.9	5.8
Total	$3.1	$6.5	$10.9	$21.7

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.2)	$(1.8)	$(12.4)	$(5.4)
Amortization of Prior Service Credit	0.1	—	0.2	0.1
	(4.1)	(1.8)	(12.2)	(5.3)
Income Tax Benefit	(0.9)	(0.4)	(2.6)	(1.1)
Total	$(3.2)	$(1.4)	$(9.6)	$(4.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
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

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate. The weighted average current discount rate was 4.8 percent at September 30, 2024 and December 31, 2023. The weighted average current discount rate was 5.6 percent at September 30, 2023 compared to 5.0 percent at December 31, 2022, with the increase due primarily to an increase in U.S. Treasury rates.

During the third quarter of 2024, we completed our annual cash flow assumption review and updated certain of our assumptions used to develop the liability for future policy benefits which resulted in a net decrease to the liability. The decrease to the liability for future policy benefits was driven primarily by assumption updates in our Closed Block long-term care product line, Unum US group disability product line, Unum US individual disability product line, and the Colonial Life segment. The Closed Block long-term care assumption updates were primarily driven by an increase to expected premium rate increase approvals within our existing premium rate increase program, partially offset by lower than expected persistency on group policies. The Unum US group disability product line assumption updates were primarily related to claim resolution assumptions driven by favorable claim recovery trends, while the Unum US individual disability product line assumption updates were primarily driven by favorable claim incidence trends. The Colonial Life segment assumption updates were driven by improved claim cost assumptions.

During the third quarter of 2023, we completed our annual cash flow assumption review and updated certain of our assumptions used to develop the liability for future policy benefits which resulted in a net increase to the liability. The increase to the liability for future policy benefits was driven primarily by assumption updates in our Closed Block long-term care product line, partially offset by assumption updates in the Unum US group disability product line and in the Colonial Life segment. The long-term care assumption updates were primarily driven by lower expectations for active policy lapse and mortality assumptions, partially offset by an increase to expected premium rate increase approvals within our existing premium rate increase program. The Unum US group disability product line assumption updates were primarily related to claim resolution assumptions driven by favorable claim recovery trends, while the Colonial Life segment assumption updates were driven by improved claim cost assumptions and increases in policyholder lapse rates.

Actual variance from expected experience during the first nine months of 2024 and 2023 was due primarily to the Unum US group disability, Closed Block long-term care, and the Unum US group life and accidental death and dismemberment product lines. During the first nine months of 2024 and 2023, the variance in the Unum US group disability product line was primarily due to higher than expected claim resolutions driven by recoveries. During the first nine months of 2024 and 2023, the variance in the Closed Block long-term care product line was driven primarily by higher than expected claim incidence. Also impacting the variance for the first nine months of 2024 was lower than expected policy terminations, partially offset by higher than expected claim resolutions. During the first nine months of 2024 and 2023, the variance in the Unum US group life and accidental death and dismemberment product line was driven primarily by lower than expected new claim incidence. Also contributing to the comparison for the first nine months of 2024 was higher than expected claim resolutions driven by recoveries. The variance for the first nine months of 2023 is also impacted by our Unum US individual disability product line which was driven primarily by lower than expected new claim incidence.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 7 - Liability for Future Policy Benefits - Continued

For the nine months ended September 30, 2024 and 2023, there were certain cohorts within the Colonial Life segment, related to our cancer and critical illness product line, and within the Closed Block segment, related to our long-term care product line, for which net premiums exceeded gross premiums. The cohorts for which net premiums exceeded the gross premiums within the Closed Block segment resulted in a $70.8 million increase to income before income tax for the nine months ended September 30, 2024 and resulted in a $215.5 million reduction to income before income tax for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, the cohorts for which net premiums exceeded the gross premiums within the Colonial Life segment had an immaterial impact to income before income tax. The impact to income for capped cohorts includes the impact of assumption updates. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the nine months ended September 30, 2024 or 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 7 - Liability for Future Policy Benefits - Continued

The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	September 30
	2024	2023
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$14,417.8	$12,426.2
Beginning balance at original discount rate	14,243.2	12,695.3
Effect of changes in cash flow assumptions	73.0	1,499.2
Effect of actual variances from expected experience	(151.9)	(121.8)
Adjusted beginning of year balance	14,164.3	14,072.7
Issuances	856.7	861.2
Interest accretion	481.8	430.8
Net premiums collected	(1,222.6)	(1,164.9)
Foreign currency	7.3	(0.1)
Ending balance at original discount rate	14,287.5	14,199.7
Effect of change in discount rate assumptions	319.0	(709.0)
Balance, end of period	$14,606.5	$13,490.7

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$52,423.6	$48,929.4
Beginning balance at original discount rate	51,305.7	49,689.0
Effect of changes in cash flow assumptions	(248.5)	1,702.0
Effect of actual variances from expected experience	(355.6)	(356.4)
Adjusted beginning of year balance	50,701.6	51,034.6
Issuances[1]	2,506.9	2,547.0
Interest accretion	1,707.3	1,670.3
Benefit payments	(4,078.4)	(4,106.1)
Foreign currency	121.0	19.6
Ending balance at original discount rate	50,958.4	51,165.4
Effect of change in discount rate assumptions	1,204.1	(3,111.7)
Balance, end of period	$52,162.5	$48,053.7

Net liability for future policy benefits	$37,556.0	$34,563.0
Other[2]	1,655.7	1,703.3
Total liability for future policy benefits	39,211.7	36,266.3
Less: Reinsurance recoverable related to future policy benefits	7,455.9	7,449.0
Net liability for future policy benefits, after reinsurance recoverable	$31,755.8	$28,817.3

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
September 30, 2024
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

	Consolidated
	Nine Months Ended September 30
	2024	2023
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$7,568.4	$7,278.4
Interest accretion	$1,225.5	$1,239.5

	Consolidated
	September 30
	2024	2023
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$104,039.1	$105,306.1
Expected future gross premiums	$39,394.1	$38,581.4

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$25,941.4	$25,435.2

Weighted average interest rate:
Interest accretion rate	4.9%	4.8%
Current discount rate	4.8%	5.6%

Weighted average duration of the liability	11.5 years	11.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 7 - Liability for Future Policy Benefits - Continued

Unum US Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	September 30, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,134.7	$1,296.7	$2,431.4
Beginning balance at original discount rate	—	—	1,192.5	1,294.4	2,486.9
Effect of changes in cash flow assumptions	—	—	41.5	(100.2)	(58.7)
Effect of actual variances from expected experience	—	—	(72.1)	(5.3)	(77.4)
Adjusted beginning of year balance	—	—	1,161.9	1,188.9	2,350.8
Issuances[1]	—	—	295.0	119.2	414.2
Interest accretion	—	—	29.9	39.8	69.7
Net premiums collected	—	—	(144.9)	(138.7)	(283.6)
Ending balance at original discount rate	—	—	1,341.9	1,209.2	2,551.1
Effect of change in discount rate assumptions	—	—	(41.7)	16.7	(25.0)
Balance, end of period	$—	$—	$1,300.2	$1,225.9	$2,526.1

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,147.4	$922.0	$2,334.5	$3,348.6	$11,752.5
Beginning balance at original discount rate	5,277.1	936.5	2,422.0	3,313.9	11,949.5
Effect of changes in cash flow assumptions	(76.4)	(17.0)	51.6	(155.4)	(197.2)
Effect of actual variances from expected experience	(152.4)	(49.7)	(81.1)	(18.9)	(302.1)
Adjusted beginning of year balance	5,048.3	869.8	2,392.5	3,139.6	11,450.2
Issuances[1]	893.7	333.3	315.1	127.1	1,669.2
Interest accretion	121.7	14.3	73.2	113.3	322.5
Benefit payments	(1,109.7)	(357.8)	(170.3)	(207.2)	(1,845.0)
Ending balance at original discount rate	4,954.0	859.6	2,610.5	3,172.8	11,596.9
Effect of change in discount rate assumptions	(43.4)	(6.3)	(91.7)	65.8	(75.6)
Balance, end of period	$4,910.6	$853.3	$2,518.8	$3,238.6	$11,521.3

Net liability for future policy benefits	$4,910.6	$853.3	$1,218.6	$2,012.7	$8,995.2
Other	0.1	0.8	2.7	28.1	31.7
Total liability for future policy benefits	4,910.7	854.1	1,221.3	2,040.8	9,026.9
Less: Reinsurance recoverable related to future policy benefits	26.8	5.7	13.7	154.6	200.8
Net liability for future policy benefits, after reinsurance recoverable	$4,883.9	$848.4	$1,207.6	$1,886.2	$8,826.1

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 7 - Liability for Future Policy Benefits - Continued

	September 30, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$868.2	$1,202.9	$2,071.1
Beginning balance at original discount rate	—	—	937.9	1,228.1	2,166.0
Effect of changes in cash flow assumptions	—	—	180.7	5.0	185.7
Effect of actual variances from expected experience	—	—	(98.2)	(13.6)	(111.8)
Adjusted beginning of year balance	—	—	1,020.4	1,219.5	2,239.9
Issuances[1]	—	—	258.6	164.0	422.6
Interest accretion	—	—	21.4	36.3	57.7
Net premiums collected	—	—	(124.2)	(131.7)	(255.9)
Ending balance at original discount rate	—	—	1,176.2	1,288.1	2,464.3
Effect of change in discount rate assumptions	—	—	(119.4)	(62.2)	(181.6)
Balance, end of period	$—	$—	$1,056.8	$1,225.9	$2,282.7

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,533.3	$972.6	$1,999.5	$3,192.8	$11,698.2
Beginning balance at original discount rate	5,793.1	998.5	2,141.2	3,244.5	12,177.3
Effect of changes in cash flow assumptions	(100.2)	—	170.1	7.9	77.8
Effect of actual variances from expected experience	(187.8)	(28.2)	(109.6)	(42.3)	(367.9)
Adjusted beginning of year balance	5,505.1	970.3	2,201.7	3,210.1	11,887.2
Issuances[1]	907.1	356.1	270.4	173.8	1,707.4
Interest accretion	137.6	15.8	64.3	123.2	340.9
Benefit payments	(1,186.8)	(402.1)	(143.9)	(203.5)	(1,936.3)
Ending balance at original discount rate	5,363.0	940.1	2,392.5	3,303.6	11,999.2
Effect of change in discount rate assumptions	(310.1)	(35.6)	(280.7)	(190.0)	(816.4)
Balance, end of period	$5,052.9	$904.5	$2,111.8	$3,113.6	$11,182.8

Net liability for future policy benefits	$5,052.9	$904.5	$1,055.0	$1,887.7	$8,900.1
Other	0.5	1.0	2.4	26.0	29.9
Total liability for future policy benefits	5,053.4	905.5	1,057.4	1,913.7	8,930.0
Less: Reinsurance recoverable related to future policy benefits	32.8	6.2	13.2	148.1	200.3
Net liability for future policy benefits, after reinsurance recoverable	$5,020.6	$899.3	$1,044.2	$1,765.6	$8,729.7

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
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

	Nine Months Ended September 30, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,294.8	$1,496.3	$621.3	$494.2	$4,906.6
Interest accretion	$121.7	$14.3	$43.3	$73.5	$252.8

	Nine Months Ended September 30, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,210.4	$1,403.2	$592.1	$474.2	$4,679.9
Interest accretion	$137.6	$15.8	$42.9	$86.9	$283.2

	September 30, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$6,001.5	$977.0	$5,579.6	$5,082.2	$17,640.3
Expected future gross premiums	$—	$—	$5,822.4	$5,817.0	$11,639.4

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$3,854.6	$4,180.2	$8,034.8

Weighted average interest rate:
Interest accretion rate	4.1%	2.3%	5.0%	5.1%	4.3%
Current discount rate	4.3%	2.4%	4.9%	4.6%	4.3%

Weighted average duration of the liability	4.2 years	2.5 years	18.5 years	9.4 years	7.1 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 7 - Liability for Future Policy Benefits - Continued

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
September 30, 2024
Note 7 - Liability for Future Policy Benefits - Continued

Unum International Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum International segment.

	September 30
	2024	2023
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$270.3	$197.1
Beginning balance at original discount rate	298.4	246.8
Effect of changes in cash flow assumptions	(5.9)	(5.1)
Effect of actual variances from expected experience	15.1	12.2
Adjusted beginning of year balance	307.6	253.9
Issuances[1]	25.3	16.9
Interest accretion	8.7	6.9
Net premiums collected	(21.2)	(16.9)
Foreign currency	7.3	(0.1)
Ending balance at original discount rate	327.7	260.7
Effect of change in discount rate assumptions	(27.9)	(37.6)
Balance, end of period	$299.8	$223.1

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,527.4	$2,231.4
Beginning balance at original discount rate	2,687.1	2,495.5
Effect of changes in cash flow assumptions	0.1	17.7
Effect of actual variances from expected experience	(13.4)	(9.2)
Adjusted beginning of year balance	2,673.8	2,504.0
Issuances[1]	300.3	277.3
Interest accretion	51.3	47.7
Benefit payments	(326.4)	(307.5)
Foreign currency	121.0	19.6
Ending balance at original discount rate	2,820.0	2,541.1
Effect of change in discount rate assumptions	(214.9)	(297.1)
Balance, end of period	$2,605.1	$2,244.0

Net liability for future policy benefits	$2,305.3	$2,020.9
Other	43.1	30.3
Total liability for future policy benefits	2,348.4	2,051.2
Less: Reinsurance recoverable related to future policy benefits	78.0	69.4
Net liability for future policy benefits, after reinsurance recoverable	$2,270.4	$1,981.8

[1]Issuances for Unum International primarily represent new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
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

	Nine Months Ended September 30
	2024	2023
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$710.2	$667.7
Interest accretion	$42.6	$40.8

	September 30
	2024	2023
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$4,536.2	$4,012.8
Expected future gross premiums	$1,335.6	$1,035.7

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$854.1	$676.8

Weighted average interest rate:
Interest accretion rate	4.1%	4.0%
Current discount rate	4.9%	5.4%

Weighted average duration of the liability	8.9 years	8.6 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 7 - Liability for Future Policy Benefits - Continued

Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	September 30
	2024	2023
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,592.6	$3,745.4
Beginning balance at original discount rate	3,754.3	4,046.4
Effect of changes in cash flow assumptions	(7.9)	(322.7)
Effect of actual variances from expected experience	(57.0)	(77.1)
Adjusted beginning of year balance	3,689.4	3,646.6
Issuances	417.2	421.7
Interest accretion	101.4	94.3
Net premiums collected	(455.5)	(454.0)
Ending balance at original discount rate	3,752.5	3,708.6
Effect of change in discount rate assumptions	(105.6)	(348.7)
Balance, end of period	$3,646.9	$3,359.9

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,566.0	$5,581.1
Beginning balance at original discount rate	5,925.2	6,163.9
Effect of changes in cash flow assumptions	(52.7)	(402.9)
Effect of actual variances from expected experience	(84.2)	(90.1)
Adjusted beginning of year balance	5,788.3	5,670.9
Issuances	455.1	461.1
Interest accretion	172.2	161.0
Benefit payments	(458.4)	(462.1)
Ending balance at original discount rate	5,957.2	5,830.9
Effect of change in discount rate assumptions	(303.5)	(731.9)
Balance, end of period	$5,653.7	$5,099.0

Net liability for future policy benefits	$2,006.8	$1,739.1
Other	25.1	24.3
Total liability for future policy benefits	2,031.9	1,763.4
Less: Reinsurance recoverable related to future policy benefits	1.5	0.9
Net liability for future policy benefits, after reinsurance recoverable	$2,030.4	$1,762.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
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

	Nine Months Ended September 30
	2024	2023
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$1,286.4	$1,240.3
Interest accretion	$70.8	$66.7

	September 30
	2024	2023
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$10,242.2	$9,568.2
Expected future gross premiums	$12,450.4	$11,847.5

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$8,948.9	$8,684.1

Weighted average interest rate:
Interest accretion rate	4.4%	4.3%
Current discount rate	4.8%	5.7%

Weighted average duration of the liability	17.3 years	16.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 7 - Liability for Future Policy Benefits - Continued

Closed Block Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	September 30, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$8,123.5	$—	$8,123.5
Beginning balance at original discount rate	7,703.6	—	7,703.6
Effect of changes in cash flow assumptions	145.5	—	145.5
Effect of actual variances from expected experience	(32.6)	—	(32.6)
Adjusted beginning of year balance	7,816.5	—	7,816.5
Interest accretion	302.0	—	302.0
Net premiums collected	(462.3)	—	(462.3)
Ending balance at original discount rate	7,656.2	—	7,656.2
Effect of change in discount rate assumptions	477.5	—	477.5
Balance, end of period	$8,133.7	$—	$8,133.7

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$24,697.7	$7,880.0	$32,577.7
Beginning balance at original discount rate	22,649.3	8,094.6	30,743.9
Effect of changes in cash flow assumptions	(4.1)	5.4	1.3
Effect of actual variances from expected experience	38.9	5.2	44.1
Adjusted beginning of year balance	22,684.1	8,105.2	30,789.3
Issuances[1]	—	82.3	82.3
Interest accretion	899.7	261.6	1,161.3
Benefit payments	(710.0)	(738.6)	(1,448.6)
Ending balance at original discount rate	22,873.8	7,710.5	30,584.3
Effect of change in discount rate assumptions	1,927.3	(129.2)	1,798.1
Balance, end of period	$24,801.1	$7,581.3	$32,382.4

Net liability for future policy benefits	$16,667.4	$7,581.3	$24,248.7
Other[2]	(0.7)	1,556.5	1,555.8
Total liability for future policy benefits	16,666.7	9,137.8	25,804.5
Less: Reinsurance recoverable related to future policy benefits	4.2	7,171.4	7,175.6
Net liability for future policy benefits, after reinsurance recoverable	$16,662.5	$1,966.4	$18,628.9

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 7 - Liability for Future Policy Benefits - Continued

	September 30, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$6,412.6	$—	$6,412.6
Beginning balance at original discount rate	6,236.1	—	6,236.1
Effect of changes in cash flow assumptions	1,641.3	—	1,641.3
Effect of actual variances from expected experience	54.9	—	54.9
Adjusted beginning of year balance	7,932.3	—	7,932.3
Interest accretion	271.9	—	271.9
Net premiums collected	(438.1)	—	(438.1)
Ending balance at original discount rate	7,766.1	—	7,766.1
Effect of change in discount rate assumptions	(141.1)	—	(141.1)
Balance, end of period	$7,625.0	$—	$7,625.0

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$21,199.9	$8,218.8	$29,418.7
Beginning balance at original discount rate	20,221.6	8,630.7	28,852.3
Effect of changes in cash flow assumptions	2,009.4	—	2,009.4
Effect of actual variances from expected experience	106.7	4.1	110.8
Adjusted beginning of year balance	22,337.7	8,634.8	30,972.5
Issuances[1]	—	101.2	101.2
Interest accretion	850.7	270.0	1,120.7
Benefit payments	(624.2)	(776.0)	(1,400.2)
Ending balance at original discount rate	22,564.2	8,230.0	30,794.2
Effect of change in discount rate assumptions	(579.3)	(687.0)	(1,266.3)
Balance, end of period	$21,984.9	$7,543.0	$29,527.9

Net liability for future policy benefits	$14,359.9	$7,543.0	$21,902.9
Other[2]	12.8	1,606.0	1,618.8
Total liability for future policy benefits	14,372.7	9,149.0	23,521.7
Less: Reinsurance recoverable related to future policy benefits	4.6	7,173.7	7,178.3
Net liability for future policy benefits, after reinsurance recoverable	$14,368.1	$1,975.3	$16,343.4

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
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

	Nine Months Ended September 30, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$521.6	$143.6	$665.2
Interest accretion	$597.7	$261.6	$859.3

	Nine Months Ended September 30, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$521.2	$169.3	$690.5
Interest accretion	$578.8	$270.0	$848.8

	September 30, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$60,339.0	$11,281.4	$71,620.4
Expected future gross premiums	$13,968.7	$—	$13,968.7

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$8,103.6	$—	$8,103.6

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.2%
Current discount rate	5.0%	4.7%	4.9%

Weighted average duration of the liability	15.9 years	7.2 years	13.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 7 - Liability for Future Policy Benefits - Continued

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
September 30, 2024
Note 7 - Liability for Future Policy Benefits - Continued

Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets are as follows:

	September 30
	2024	2023
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$9,026.9	$8,930.0
Unum International	2,348.4	2,051.2
Colonial Life	2,031.9	1,763.4
Closed Block[1]	25,804.5	23,521.7
Other products[1]	232.8	236.1
Total liability for future policy benefits	$39,444.5	$36,502.4

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
September 30, 2024
Note 8 - Policyholders' Account Balances
Policyholders' account balances primarily include our universal life and corporate-owned life insurance products. Policyholders' account balances reflect customer deposits and interest credited less cost of insurance, administration expenses, surrender charges, and customer withdrawals.

The following table presents the balances and changes in the policyholders' account balances:

	September 30, 2024
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$578.6	$852.9	$4,082.7	$5,514.2
Premiums received	40.7	60.2	23.3	124.2
Policy charges[1]	(42.9)	(54.2)	(73.7)	(170.8)
Surrenders and withdrawals	(24.3)	(30.4)	(9.8)	(64.5)
Benefit payments	(4.8)	(6.0)	(157.1)	(167.9)
Interest credited	15.7	25.6	220.1	261.4
Other	7.6	0.2	0.8	8.6
Balance, end of period	570.6	848.3	4,086.3	5,505.2
Reserves in excess of account balance	104.4	14.5	37.2	156.1
Total policyholders' account balances	675.0	862.8	4,123.5	5,661.3
Less: Reinsurance recoverable related to policyholders' account balances	0.8	—	4,123.5	4,124.3
Net policyholders' account balances, after reinsurance recoverable	$674.2	$862.8	$—	$1,537.0

Weighted average crediting rate	3.7%	4.1%	7.4%	6.5%
Net amount at risk[2]	$4,210.4	$8,325.0	$1,698.7	$14,234.1
Cash surrender value	$560.4	$817.1	$4,062.7	$5,440.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 8 - Policyholders' Account Balances - Continued

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
September 30, 2024
Note 8 - Policyholders' Account Balances - Continued
The balance of the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums is as follows.

	September 30, 2024
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$89.8	$—	$—	$—	$89.8
4.00% - 4.99%	220.2	193.6	35.8	—	449.6
5.00% - 6.00%	31.2	—	—	—	31.2
	341.2	193.6	35.8	—	570.6

	Colonial Life
4.00% - 5.00%	842.0	6.3	—	—	848.3

	Closed Block - All Other
3.00% - 5.99%	415.9	1,117.1	27.7	—	1,560.7
6.00% - 8.99%	1.3	25.6	—	—	26.9
9.00% - 11.99%	—	2,299.3	—	—	2,299.3
12.00% - 15.00%	—	199.4	—	—	199.4
	417.2	3,641.4	27.7	—	4,086.3

Total	$1,600.4	$3,841.3	$63.5	$—	$5,505.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 8 - Policyholders' Account Balances - Continued

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

Note 9 - Deferred Acquisition Costs

During the third quarters of 2024 and 2023, we updated our policyholder lapse and mortality assumptions used to develop the future amortization for DAC for the Unum US voluntary benefits product line and the Colonial Life segment. These assumption updates were consistent with the related assumption updates for the liability for future policy benefits.

The following tables display the changes in DAC throughout the period:

	September 30, 2024
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,232.2	$46.9	$1,435.4	$2,714.5
Capitalization	247.4	13.2	234.7	495.3
Amortization expense	(216.7)	(7.3)	(163.9)	(387.9)
Foreign currency	—	1.6	—	1.6
Balance, end of period	$1,262.9	$54.4	$1,506.2	$2,823.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 9 - Deferred Acquisition Costs - Continued

	September 30, 2023
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,185.1	$37.0	$1,337.9	$2,560.0
Capitalization	230.6	10.8	226.1	467.5
Amortization expense	(199.2)	(6.1)	(153.4)	(358.7)
Foreign currency	—	(0.1)	—	(0.1)
Balance, end of period	$1,216.5	$41.6	$1,410.6	$2,668.7

	September 30, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$63.6	$48.9	$610.6	$497.8	$11.3	$1,232.2
Capitalization	48.1	31.0	93.2	63.9	11.2	247.4
Amortization expense	(46.8)	(26.7)	(88.4)	(45.3)	(9.5)	(216.7)
Balance, end of period	$64.9	$53.2	$615.4	$516.4	$13.0	$1,262.9

	September 30, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$61.0	$49.3	$601.0	$464.4	$9.4	$1,185.1
Capitalization	44.7	28.9	85.2	62.6	9.2	230.6
Amortization expense	(42.1)	(29.5)	(79.5)	(40.2)	(7.9)	(199.2)
Balance, end of period	$63.6	$48.7	$606.7	$486.8	$10.7	$1,216.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 10 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is shown below.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$522.1	$518.5	$1,560.3	$1,539.3
Group Short-term Disability	271.3	256.5	810.7	753.0
Group Life and Accidental Death & Dismemberment
Group Life	447.8	423.0	1,337.9	1,254.3
Accidental Death & Dismemberment	47.1	44.1	139.3	131.2
Supplemental and Voluntary
Voluntary Benefits	219.3	209.5	665.1	637.4
Individual Disability	140.4	136.7	424.6	386.7
Dental and Vision	75.5	69.4	223.9	206.8
	1,723.5	1,657.7	5,161.8	4,908.7
Unum International
Unum UK
Group Long-term Disability	106.6	101.1	312.4	297.5
Group Life	58.8	44.2	156.3	124.5
Supplemental	41.4	34.6	125.1	99.9
Unum Poland	39.8	30.7	113.3	85.2
	246.6	210.6	707.1	607.1
Colonial Life
Accident, Sickness, and Disability	240.6	236.7	725.5	708.0
Life	113.1	106.2	342.6	318.1
Cancer and Critical Illness	88.2	88.3	266.9	265.2
	441.9	431.2	1,335.0	1,291.3
Closed Block
Long-term Care	173.7	172.1	521.5	521.2
All Other	43.1	54.3	140.9	166.0
	216.8	226.4	662.4	687.2

Total Premium Income	$2,628.8	$2,525.9	$7,866.3	$7,494.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 10 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2024

Premium Income	$1,723.5	$246.6	$441.9	$216.8	$—	$2,628.8
Net Investment Income	161.0	30.4	39.6	284.3	12.5	527.8
Other Income	60.1	0.4	0.4	12.4	—	73.3
Adjusted Operating Revenue	$1,944.6	$277.4	$481.9	$513.5	$12.5	$3,229.9

Adjusted Operating Income (Loss)	$363.3	$40.3	$113.4	$34.2	$(49.4)	$501.8

Three Months Ended September 30, 2023

Premium Income	$1,657.7	$210.6	$431.2	$226.4	$—	$2,525.9
Net Investment Income	166.2	27.3	39.3	274.9	18.3	526.0
Other Income	58.0	0.5	0.3	12.8	—	71.6
Adjusted Operating Revenue	$1,881.9	$238.4	$470.8	$514.1	$18.3	$3,123.5

Adjusted Operating Income (Loss)	$357.8	$36.8	$102.9	$34.2	$(41.5)	$490.2

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Nine Months Ended September 30, 2024

Premium Income	$5,161.8	$707.1	$1,335.0	$662.4	$—	$7,866.3
Net Investment Income	476.1	94.5	119.4	851.6	44.8	1,586.4
Other Income	178.9	1.2	3.6	37.7	1.1	222.5
Adjusted Operating Revenue	$5,816.8	$802.8	$1,458.0	$1,551.7	$45.9	$9,675.2

Adjusted Operating Income (Loss)	$1,106.0	$120.2	$344.0	$110.1	$(140.8)	$1,539.5

Nine Months Ended September 30, 2023

Premium Income	$4,908.7	$607.1	$1,291.3	$687.2	$—	$7,494.3
Net Investment Income	481.5	104.0	114.6	796.0	69.8	1,565.9
Other Income	166.1	1.0	0.9	40.1	2.5	210.6
Adjusted Operating Revenue	$5,556.3	$712.1	$1,406.8	$1,523.3	$72.3	$9,270.8

Adjusted Operating Income (Loss)	$1,013.4	$118.7	$312.3	$143.6	$(109.9)	$1,478.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 10 - Segment Information - Continued

	September 30	December 31
	2024	2023
	(in millions of dollars)
Assets
Unum US	$15,365.4	$15,561.1
Unum International	3,569.4	3,372.9
Colonial Life	4,994.2	4,830.4
Closed Block	35,527.4	35,272.8
Corporate	4,684.1	4,218.0
Total Assets	$64,140.5	$63,255.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 10 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(in millions of dollars)
Total Revenue	$3,217.0	$3,092.5	$9,650.7	$9,240.8
Excluding:
Net Investment Loss	(12.9)	(31.0)	(24.5)	(30.0)
Adjusted Operating Revenue	$3,229.9	$3,123.5	$9,675.2	$9,270.8

Income Before Income Tax	$814.6	$261.7	$1,805.8	$1,211.4
Excluding:
Net Investment Loss	(12.9)	(31.0)	(24.5)	(30.0)
Amortization of the Cost of Reinsurance	(10.4)	(11.1)	(31.1)	(33.1)
Non-Contemporaneous Reinsurance	(6.0)	(9.2)	(20.2)	(26.4)
Reserve Assumption Updates	357.4	(177.2)	357.4	(177.2)
Loss on Legal Settlement	(15.3)	—	(15.3)	—
Adjusted Operating Income	$501.8	$490.2	$1,539.5	$1,478.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2024	2023	2024	2023	2024	2023
	(in millions of dollars)
Service Cost	$2.3	$2.3	$—	$—	$—	$—
Interest Cost	20.7	22.0	1.9	1.9	1.0	1.1
Expected Return on Plan Assets	(22.8)	(23.0)	(2.1)	(2.1)	(0.1)	(0.2)
Amortization of:
Net Actuarial (Gain) Loss	3.7	3.8	0.7	0.6	(0.2)	(2.6)
Prior Service Credit	—	—	—	—	(0.1)	—
Total Net Periodic Benefit Cost (Credit)	$3.9	$5.1	$0.5	$0.4	$0.6	$(1.7)

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2024	2023	2024	2023	2024	2023
	(in millions of dollars)
Service Cost	$6.9	$6.9	$—	$—	$—	$—
Interest Cost	62.1	66.0	5.7	5.7	3.0	3.4
Expected Return on Plan Assets	(68.4)	(69.1)	(6.3)	(6.3)	(0.3)	(0.4)
Amortization of:
Net Actuarial (Gain) Loss	11.0	11.4	2.2	1.9	(0.8)	(7.9)
Prior Service Credit	—	—	—	—	(0.2)	(0.1)
Total Net Periodic Benefit Cost (Credit)	$11.6	$15.2	$1.6	$1.3	$1.7	$(5.0)

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost (credit) are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 12 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(in millions of dollars, except share data)
Numerator
Net Income	$645.7	$202.0	$1,430.4	$953.2

Denominator (000s)
Weighted Average Common Shares - Basic	186,400.7	196,083.2	189,665.1	197,289.5
Dilution for Assumed Exercises of Nonvested Stock Awards	481.7	1,048.6	544.6	1,005.6
Weighted Average Common Shares - Assuming Dilution	186,882.4	197,131.8	190,209.7	198,295.1

Net Income Per Common Share
Basic	$3.46	$1.03	$7.54	$4.83
Assuming Dilution	$3.46	$1.02	$7.52	$4.81

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested stock success units and nonvested restricted stock units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested stock success units and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding nonvested stock success units and nonvested restricted stock units have grant prices ranging from $18.78 to $52.40. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive were zero and 0.2 million for the three and nine months ended September 30, 2024, respectively. There were a de minimis amount and 0.4 million potential common shares that were antidilutive for the three and nine months ended September 30, 2023, respectively.

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
September 30, 2024
Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
Our board of directors has authorized the following repurchase programs:

	July 2024 Authorization	October 2023 Authorization[1]	December 2022 Authorization[2]
	(in millions)
Effective Date	August 1, 2024	January 1, 2024	January 1, 2023
Expiration Date	None	July 31, 2024	December 31, 2023
Authorized Repurchase Amount	$1,000.0	$500.0	$250.0
Cost of Shares Repurchased Under Repurchase Program	35.8	464.2	250.0
Unused and Expired	—	35.8	—
Remaining Repurchase Amount at September 30, 2024	$964.2	$—	$—

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

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(in millions)
Shares Repurchased	3.7	1.5	9.7	3.9
Cost of Shares Repurchased[1]	$202.0	$74.8	$504.8	$175.4

1Includes a de minimis amount of commissions for the three and nine months ended September 30, 2024 and a de minimis amount and $0.1 million of commissions for the three and nine months ended September 30, 2023, respectively. Also includes $2.0 million and $4.8 million of excise tax for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $1.2 million of excise tax for the three and nine months ended September 30, 2023, respectively.

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
September 30, 2024
Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
adjustment payable to us is settled in shares of Unum Group common stock. Any price adjustment we would be required to pay may be settled in either cash or common stock at our option. Details of our ASRs are as follows:

Prepayment Date	Prepayment Amount	Initial Share Delivery	Forward Contract Settlement Date	Shares Delivered to Settle Forward Contract
(in millions)
October 2024	$150.0	1.9	December 2024	Not yet settled
July 2024	$150.0	2.2	September 2024	0.6
April 2024	$125.0	1.7	June 2024	0.7
January 2024	$100.0	1.6	March 2024	0.5
July 2023	$50.0	0.8	September 2023	0.2

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

Unless indicated otherwise, reserves have not been established for litigation and contingencies. An estimated loss is accrued when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Claim Handling Matters

We and our insurance subsidiaries, in the ordinary course of our business, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most typically these lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. We expect that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to our consolidated financial condition. Nevertheless, given the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 13 - Commitments and Contingent Liabilities - Continued
inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on our consolidated results of operations in a period, depending on the results of operations for the particular period.

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

Allowance for Expected Credit Losses on Premiums Receivable

At September 30, 2024, June 30, 2024, and December 31, 2023, the allowance for expected credit losses on premiums receivable was $27.1 million, $26.8 million, and $29.5 million, respectively, on gross premiums receivable of $630.4 million, $659.8 million, and $612.4 million, respectively. The allowance for expected credit losses was generally consistent at September 30, 2024 compared to June 30, 2024. The decrease of $2.4 million during the nine months ended September 30, 2024 was driven primarily by improvements in the age of gross premiums receivable.

At September 30, 2023, June 30, 2023, and December 31, 2022, the allowance for expected credit losses on premiums receivable was $29.7 million, $28.7 million, and $32.5 million, respectively, on gross premiums receivable of $626.6 million $660.3 million, and $557.6 million, respectively. The increase in the allowance of $1.0 million during the three months ended September 30, 2023, was driven primarily by the increase in gross premiums receivable. The decrease of $2.8 million during the nine months ended September 30, 2023, was driven primarily by improvements in the age of gross premiums receivable.

Loss on Legal Settlement

During the third quarter of 2024, we incurred a loss of $15.3 million within our Corporate segment for the settlement of an employment-related matter. $4.9 million of the loss is recorded within compensation expense and $10.4 million of the loss is recorded within other expenses within the consolidated statements of income.

P-Caps Trust

During November 2021, we entered into a 20-year facility agreement with a Delaware statutory trust (the P-Caps Trust), in connection with the sale by the P-Caps Trust of $400.0 million of pre-capitalized trust securities (P-Caps) in a Rule 144A private placement. The P-Caps Trust invested the proceeds from the sale of the P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities (the Trust Assets). The facility agreement gave us the right to issue and require the P-Caps Trust to purchase, on one or more occasions, up to $400.0 million of our 4.046% senior notes due 2041 (the 2041 Senior Notes) in exchange for the Trust Assets. Under the facility agreement, we agreed to pay a semi-annual facility fee to the P-Caps Trust at a rate of 2.225% per year on the unexercised portion of the maximum amount of 2041 senior notes that we could issue and sell to the P-Caps Trust and to reimburse the P-Caps Trust for its expenses.

In October 2024, we exercised our issuance right in full under the facility agreement and issued $400.0 million of the 2041 Senior Notes to the P-Caps Trust in exchange for the Trust Assets, thereby triggering our recognition of the 2041 Senior Notes on our consolidated balance sheets. The Trust Assets had a fair value of $273.5 million when the 2041 Senior Notes were issued. We directed the trustee of the P-Caps Trust to dissolve the P-Caps Trust and to deliver the 2041 Senior Notes to the beneficial holders of the P-Caps pro rata in respect of each P-Cap. The 2041 Senior Notes are callable at or above par and rank

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
September 30, 2024
Note 14 - Debt and Other - Continued
equally in the right of payment with all of our other unsecured and unsubordinated debt. The net proceeds from the issuance of the 2041 Senior Notes and subsequent sale of the Trust Assets are expected to be used for future share repurchases.

We have an additional five-year, £75 million senior standby letter of credit facility pursuant to which a standby letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in December 2028. In connection with and as security for the senior standby letter of credit facility, we granted to the issuer of the standby letter of credit the right to exercise, if an event of default occurred and was continuing, the issuance right under the facility agreement with the P-Caps Trust, up to a maximum of $200.0 million. In October 2024, prior to our exercise of the issuance right under the facility agreement, the assigned issuance right was forfeited in its entirety.

For further information see "Liquidity and Capital Resources - Debt, Term Loan Facility, Credit Facilities and Other Sources of Liquidity" in Part I, Item 2.

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

Operating Performance and Capital Management

For the third quarter of 2024, we reported net income of $645.7 million, or $3.46 per diluted common share, compared to net income of $202.0 million, or $1.02 per diluted common share, in the third quarter of 2023. For the first nine months of 2024, we reported net income of $1,430.4 million, or $7.52 per diluted common share, compared to net income of $953.2 million, or $4.81 per diluted common share in the same period of 2023.

Included in our results for the third quarter of 2024 are:

•A net investment loss of $12.9 million before tax and $9.8 million after tax, or $0.05 per diluted common share;
•Amortization of the cost of reinsurance of $10.4 million before tax and $8.2 million after tax, or $0.04 per diluted common share;
•Non-contemporaneous reinsurance of $6.0 million before tax and $4.8 million after tax, or $0.03 per diluted common share;
•A net reserve decrease related to assumption updates of $357.4 million before tax and $282.6 million after tax, or $1.51 per diluted common share; and
•A loss resulting from a legal settlement of $15.3 million before tax and $12.1 million after tax, or $0.06 per diluted common share.

Included in our results for the first nine months of 2024 are:

•A net investment loss of $24.5 million before tax and $18.8 million after tax, or $0.10 per diluted common share;
•Amortization of the cost of reinsurance of $31.1 million before tax and $24.6 million after tax, or $0.13 per diluted common share;
•Non-contemporaneous reinsurance of $20.2 million before tax and $16.0 million after tax, or $0.08 per diluted common share;
•A net reserve decrease related to assumption updates of $357.4 million before tax and $282.6 million after tax, or $1.48 per diluted common share; and
•A loss resulting from a legal settlement of $15.3 million before tax and $12.1 million after tax, or $0.06 per diluted common share.

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
•Amortization of the cost of reinsurance $33.1 million before tax and $26.1 million after tax, or $0.13 per diluted common share;
•Non-contemporaneous reinsurance of $26.4 million before tax and $20.9 million after tax, or $0.11 per diluted common share; and
•A net reserve increase related to assumption updates of $177.2 million before tax and $139.3 million after tax, or $0.70 per diluted common share.

Excluding these items, after-tax adjusted operating income for the third quarter of 2024 was $398.0 million, or $2.13 per diluted common share compared to $381.7 million, or $1.94 per diluted common share, for the same period of 2023. After-tax adjusted operating income was $1,219.3 million, or $6.41 per diluted common share, in the first nine months of 2024, compared to $1,163.1 million, or $5.87 per diluted common share, in the first nine months of 2023. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for a reconciliation of these items.

Our Unum US segment reported income before income tax and net investment gains and losses of $506.9 million and $1,249.6 million in the third quarter and first nine months of 2024, respectively, compared to $486.6 million and $1,142.2 million in the same periods of 2023, which includes the reserve assumption updates that occurred during the third quarters of 2024 and 2023. Excluding these items, our Unum US segment reported adjusted operating income of $363.3 million and $1,106.0 million in the third quarter and first nine months of 2024, respectively, compared to $357.8 million and $1,013.4 million in the same periods of 2023, due to favorable benefits experience primarily in our group life product line as well as an increase in premium income, partially offset by higher commissions. Also impacting the comparison for the third quarter of 2024 compared to the same period of 2023 was unfavorable benefits experience in our group disability product line. The benefit ratio, excluding the reserve assumption updates, for our Unum US segment was 58.5 percent and 57.8 percent in the third quarter and first nine months of 2024, respectively, compared to 59.1 percent and 59.9 percent in third quarter and first nine months of 2023, respectively. Unum US sales decreased 9.7 percent and 2.7 percent in the third quarter and first nine months of 2024, respectively, compared to the same periods of 2023.

Our Unum International segment reported income before income tax and net investment gains and losses of $32.8 million and $112.7 million in the third quarter and first nine months of 2024, respectively, compared to $18.9 million and $100.8 million in the same periods of 2023, which includes the reserve assumption updates during the third quarters of 2024 and 2023. Excluding these items, our Unum International segment reported adjusted operating income of $40.3 million and $120.2 million in the third quarter and first nine months of 2024, compared to $36.8 million and $118.7 million in the same periods of 2023. Our Unum UK line of business reported adjusted operating income, which excludes the reserve assumption updates, of £29.5 million in the third quarter of 2024 compared to £28.4 million in the same period of 2023, primarily due to higher premium income as well as higher net investment income, partially offset by unfavorable benefits experience. Our Unum UK line of business reported adjusted operating income of £90.2 million in the first nine months of 2024, compared to £93.7 million in the same period of 2023, primarily due to lower net investment income and higher operating expenses, partially offset by higher premium income. The benefit ratio for our Unum UK line of business, excluding the reserve assumption updates, was 69.5 percent and 69.0 percent in the third quarter and first nine months of 2024, respectively, compared to 67.4 percent and 69.4 percent in the same periods of 2023. Unum International sales, as measured in U.S. dollars, increased 26.5 percent and 8.4 percent in the third quarter and first nine months of 2024, respectively, compared to the same periods of 2023. Unum UK sales, as measured in local currency, increased 26.9 percent and 6.9 percent in the third quarter and first nine months of 2024, respectively, compared to the same periods of 2023.

Our Colonial Life segment reported income before income tax and net investment gains and losses of $159.4 million and $390.0 million in the third quarter and first nine months of 2024, respectively, compared to $183.6 million and $393.0 million in the same periods of 2023, which includes the reserve assumption updates during the third quarters of 2024 and 2023. Excluding these items, our Colonial Life segment reported adjusted operating income of $113.4 million and $344.0 million in the third quarter and first nine months of 2024, compared to $102.9 million and $312.3 million in the same periods of 2023, primarily due to higher premium income and favorable benefits experience, partially offset by higher commissions. Also impacting the comparison for the first nine months of 2024 is higher amortization of deferred acquisition costs. The benefit ratio, excluding the reserve assumption updates, for Colonial Life was 47.6 percent and 48.0 percent in the third quarter and first nine months of 2024, respectively, compared to 49.1 percent and 50.2 percent in the same periods of 2023. Colonial Life sales decreased 0.3 percent and 0.9 percent in the third quarter and first nine months of 2024, respectively, compared to the same periods of 2023.

Our Closed Block segment reported income before income tax and net investment gains and losses of $193.1 million and $234.1 million in the third quarter and first nine months of 2024, respectively, compared to a loss before income tax and net investment gains and losses of $354.9 million and $284.7 million in the same periods of 2023, all of which include the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction, as well as the reserve assumption updates during the third quarters of 2024 and 2023. Excluding these items, our Closed Block segment reported adjusted operating income of $34.2 million in the third quarter of 2024, consistent with the same period of 2023, due primarily to an increase in net investment income, offset by lower premium income. Our Closed Block segment reported adjusting operating income of $110.1 million in the first nine months of 2024, compared to $143.6 million in the same period of 2023, due primarily to higher benefits in the long-term care product line and lower premium income, partially offset by an increase in net investment income. The net premium ratio for long-term care increased to 94.5 percent at September 30, 2024 from 93.4 percent at September 30, 2023.

A rising interest rate environment could positively impact our yields on new investments, but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact our yields on new investments, but could also reduce unrealized losses in our current holdings. As of September 30, 2024, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell nor any securities for which it is more likely than not that we will be required to sell before recovery in amortized cost. The net unrealized loss on our fixed maturity securities was $1.0 billion at September 30, 2024, compared to $1.6 billion at December 31, 2023, with the decrease due primarily to a decrease in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.41 percent for the first nine months of 2024 compared to a yield of 4.45 percent for full year 2023.

Additionally, a rising interest rate environment could result in reserve decreases while a declining interest rate environment could result in reserve increases, specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The discount rate assumptions on the liability for future policy benefits, net of reinsurance, as of September 30, 2024, were generally consistent with those as of December 31, 2023.

We believe our capital and financial positions are strong. At September 30, 2024, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 470 percent, which is above our long-term expectation. We repurchased 9.7 million shares and 3.9 million shares of Unum Group common stock under our share repurchase program, during the first nine months of 2024 and 2023, respectively, at a cost of $504.8 million and $175.4 million, respectively, including commissions and excise tax. Our weighted average common shares outstanding, assuming dilution, equaled 186.9 million and 197.1 million for the third quarters of 2024 and 2023, respectively, and 190.2 million and 198.3 million for the first nine months of 2024 and 2023, respectively. As of September 30, 2024, Unum Group and our intermediate holding companies had available holding company liquidity of

$1,393.0 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

2024 and 2023 Reserve Assumption Updates

During the third quarters of 2024 and 2023, we completed our annual cash flow assumption review which resulted in the following impacts to net income as a result of updating certain assumptions related to the liability for future policy benefits:

	Three and Nine Months Ended September 30
	(in millions of dollars)
	2024	2023
Unum US
Group Disability	$90.0	$121.0
Group Life and Accidental Death and Dismemberment	13.0	—
Voluntary Benefits	(12.2)	10.4
Individual Disability	52.8	(2.6)
Total Unum US	143.6	128.8

Unum International	(7.5)	(17.9)

Colonial Life	46.0	80.7

Closed Block
Long-term Care	174.1	(368.1)
Closed Block - All Other	1.2	(0.7)
Total Closed Block	175.3	(368.8)

Cash Flow Assumption Update Impacts to Income Before Income Tax	$357.4	$(177.2)

Cash Flow Assumption Update Impacts to Net Income	$282.6	$(139.3)

2024 Significant Cash Flow Assumption Updates:

The cash flow assumption updates in our Unum US group long-term disability product line reduced our liability for future policy benefits by $90.0 million, due primarily to claim resolution assumptions driven by favorable claim recovery trends.

The cash flow assumption updates in our Unum US individual disability product line reduced our liability for future policy benefits by $52.8 million, due primarily to favorable claim incidence trends.

The cash flow assumption updates in our Colonial Life segment reduced our liability for future policy benefits by $46.0 million, due primarily to improved claim cost assumptions.

The cash flow assumption updates in our Closed Block segment were primarily driven by the long-term care product line which reduced our liability for future policy benefits by $174.1 million, due primarily to an increase to expected premium rate increase approvals within our existing premium rate increase program, partially offset by lower than expected persistency on group policies.

2023 Significant Cash Flow Assumption Updates:

The cash flow assumption updates in our Unum US group long-term disability product line reduced our liability for future policy benefits by $121.0 million, due primarily to sustained improvement in claim recovery trends.

The cash flow assumption updates in our Colonial Life segment reduced our liability for future policy benefits by $80.7 million, due primarily to improvement in certain of our claim cost assumptions and increased policyholder lapse rates.

The cash flow assumption updates in our Closed Block segment were primarily driven by the long-term care product line which increased our liability for future policy benefits by $368.1 million, due primarily to lower expectations for active policy lapse and mortality assumptions, partially offset by an increase to expected premium rate increase approvals within our existing premium rate increase program.

Loss on Legal Settlement

During the third quarter of 2024, we incurred a loss of $15.3 million before tax, or $12.1 million after tax, within our Corporate segment for the settlement of an employment-related matter. $4.9 million of the loss is recorded within compensation expense and $10.4 million of the loss is recorded within other expenses in the consolidated statements of income.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. The IRA imposes a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period. Our company is an applicable corporation, but we have not recorded any CAMT for the third quarter or first nine months of 2024 and 2023. We do not expect that any CAMT incurred would impact earnings since it would be offset with a credit toward regular income tax in subsequent years. The IRA also imposes a one percent excise tax on the fair market value of corporate stock repurchases after December 31, 2022. This excise tax is recorded as part of the cost basis of treasury stock and is assessed on the fair market value of stock repurchases, reduced by the fair value of any shares issued during the period. We have recorded $2.0 million and $0.7 million of excise tax in stockholders' equity, as part of the cost basis of treasury stock, for the third quarter of 2024 and 2023, respectively, and $4.8 million and $1.2 million for the first nine months of 2024 and 2023, respectively.

U.K. Tax Law Change

In June 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023.

Global Minimum Tax

The Organization for Economic Co-operation and Development (OECD) has established model rules to ensure a minimum level of tax of 15 percent (Pillar Two) for multinational companies. Several jurisdictions, including the United Kingdom and Ireland, have adopted Pillar Two beginning on or after December 31, 2023. We have not recorded Pillar Two taxes as of September 30, 2024, and we do not expect material impacts in 2024. We will continue to monitor legislative developments and refine our estimates as necessary.

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

See "Executive Summary" contained herein in Item 2 and Notes 7 and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the items specified in the reconciliations below.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended September 30
	2024		2023
	(in millions)	per share *	(in millions)	per share *
Net Income	$645.7	$3.46	$202.0	$1.02
Excluding:
Net Investment Loss (net of tax benefit of $3.1; $6.6)	(9.8)	(0.05)	(24.4)	(0.13)
Amortization of the Cost of Reinsurance (net of tax benefit of $2.2; $2.4)	(8.2)	(0.04)	(8.7)	(0.04)
Non-Contemporaneous Reinsurance (net of tax benefit of $1.2; $1.9)	(4.8)	(0.03)	(7.3)	(0.04)
Reserve Assumption Updates (net of tax expense (benefit) of $74.8; $(37.9))	282.6	1.51	(139.3)	(0.71)
Loss on Legal Settlement (net of tax benefit of $3.2; $—)	(12.1)	(0.06)	—	—
After-tax Adjusted Operating Income	$398.0	$2.13	$381.7	$1.94

*Assuming Dilution

	Nine Months Ended September 30
	2024		2023
	(in millions)	per share *	(in millions)	per share *
Net Income	$1,430.4	$7.52	$953.2	$4.81
Excluding:
Net Investment Loss (net of tax benefit of $5.7; $6.4)	(18.8)	(0.10)	(23.6)	(0.12)
Amortization of the Cost of Reinsurance (net of tax benefit of $6.5; $7.0)	(24.6)	(0.13)	(26.1)	(0.13)
Non-Contemporaneous Reinsurance (net of tax benefit of $4.2; $5.5)	(16.0)	(0.08)	(20.9)	(0.11)
Reserve Assumption Updates (net of tax expense (benefit) of $74.8; $(37.9))	282.6	1.48	(139.3)	(0.70)
Loss on Legal Settlement (net of tax benefit of $3.2; $—)	(12.1)	(0.06)	—	—
After-tax Adjusted Operating Income	$1,219.3	$6.41	$1,163.1	$5.87

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(in millions of dollars)
Total Revenue	$3,217.0	$3,092.5	$9,650.7	$9,240.8
Excluding:
Net Investment Loss	(12.9)	(31.0)	(24.5)	(30.0)
Adjusted Operating Revenue	$3,229.9	$3,123.5	$9,675.2	$9,270.8

Income Before Income Tax	$814.6	$261.7	$1,805.8	$1,211.4
Excluding:
Net Investment Loss	(12.9)	(31.0)	(24.5)	(30.0)
Amortization of the Cost of Reinsurance	(10.4)	(11.1)	(31.1)	(33.1)
Non-Contemporaneous Reinsurance	(6.0)	(9.2)	(20.2)	(26.4)
Reserve Assumption Updates	357.4	(177.2)	357.4	(177.2)
Loss on Legal Settlement	(15.3)	—	(15.3)	—
Adjusted Operating Income	$501.8	$490.2	$1,539.5	$1,478.1

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to the liability for future policy benefits, fair value of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2024.

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

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Revenue
Premium Income	$2,628.8	4.1%	$2,525.9	$7,866.3	5.0%	$7,494.3
Net Investment Income	527.8	0.3	526.0	1,586.4	1.3	1,565.9
Net Investment Loss	(12.9)	(58.4)	(31.0)	(24.5)	(18.3)	(30.0)
Other Income	73.3	2.4	71.6	222.5	5.7	210.6
Total Revenue	3,217.0	4.0	3,092.5	9,650.7	4.4	9,240.8

Benefits and Expenses
Policy Benefits	1,864.6	4.8	1,778.6	5,624.2	2.3	5,498.6
Policy Benefits - Remeasurement Loss (Gain)	(402.7)	N.M.	168.4	(567.5)	N.M.	(61.6)
Commissions	315.1	8.8	289.7	947.8	9.0	869.7
Interest and Debt Expense	49.2	1.2	48.6	148.6	2.1	145.6
Deferral of Acquisition Costs	(163.3)	6.5	(153.3)	(495.3)	5.9	(467.5)
Amortization of Deferred Acquisition Costs	133.8	3.6	129.1	387.9	8.1	358.7
Compensation Expense	294.2	(1.2)	297.9	895.9	3.3	867.3
Other Expenses	311.5	14.6	271.8	903.3	10.3	818.6
Total Benefits and Expenses	2,402.4	(15.1)	2,830.8	7,844.9	(2.3)	8,029.4

Income Before Income Tax	814.6	N.M.	261.7	1,805.8	49.1	1,211.4
Income Tax Expense	168.9	182.9	59.7	375.4	45.4	258.2

Net Income	$645.7	N.M.	$202.0	$1,430.4	50.1	$953.2

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.312 and 1.281 for the three months ended September 30, 2024 and 2023, and 1.278 and 1.243 for the nine months ended September 30, 2024 and 2023, respectively. If the 2023 results for our U.K. operations had been translated at the weighted average exchange rates of 2024, our adjusted operating revenue would have been higher by approximately $7 million and $16 million, respectively, in the third quarter and first nine months of 2023 and our adjusted operating income would have been higher by approximately $2 million and $3 million, respectively, for the third quarter and first nine months of 2023. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income increased in each of our principal operating segments in the third quarter and first nine months of 2024 compared to the same periods of 2023, primarily due to favorable persistency and higher prior period sales. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income in the third quarter of 2024 was generally consistent compared to the same period of 2023 due primarily to an increase in the level of invested assets, partially offset by lower yield on invested assets and lower investment income from inflation index-linked bonds held by Unum UK. Net investment income was slightly higher in the first nine months of

2024 compared to the same period of 2023 due primarily to an increase in the level of invested assets and higher miscellaneous investment income, primarily related to larger increases in the net asset value (NAV) on our private equity partnerships, partially offset by lower investment income from inflation index-linked bonds held by Unum UK.

Our investment gains and losses on fixed maturity securities include net losses on sales of $7.4 million and $37.0 million in the third quarter of 2024 and 2023, respectively, and $28.6 million and $47.0 million in the first nine months of 2024 and 2023, respectively. Credit and impairment losses on fixed maturity securities were $1.5 million and $5.6 million during the third quarter and first nine months of 2024, respectively. We did not recognize any credit or impairment losses on fixed maturity securities during the third quarter or first nine months of 2023. Also included in net investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in an investment loss of $0.8 million in the third quarter of 2024 and an investment gain of $9.2 million in the third quarter of 2023, respectively, and investment gains of $6.1 million and $14.7 million in the first nine months of 2024 and 2023, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the overall investment market. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on investment gains and losses.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only business, and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment.

Overall benefits experience was favorable in the third quarter and first nine months of 2024 relative to the same periods of 2023. The consolidated benefit ratio, which includes the remeasurement gain or loss, was 55.6 percent and 64.3 percent in the third quarter and first nine months of 2024, respectively, compared to 77.1 percent and 72.5 percent for the same prior year periods. Excluding the impact of the reserve assumption updates and non-contemporaneous reinsurance, the consolidated benefit ratio was 69.0 percent and 68.6 percent in the third quarter and first nine months of 2024, respectively, compared to 69.7 percent and 69.8 percent for the same prior year periods. The underlying benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were higher during the third quarter and first nine months of 2024 compared to the same periods of 2023 driven primarily by higher prior period sales in our principal operating segments. The increase in the amortization of deferred acquisition costs in the third quarter and first nine months of 2024 compared to the same periods of 2023 is due primarily to growth in the level of the deferred asset in our Unum US supplemental and voluntary and Unum US group disability product lines. Also impacting the increase in the amortization of deferred acquisition costs for the first nine months of 2024 compared to the same period of 2023 is growth in the level of the deferred asset in our Colonial Life Segment.

Other expenses and compensation expense, on a combined basis, increased in the third quarter and first nine months of 2024 compared to the same periods of 2023 due primarily to a loss from a legal settlement, an increase in operational investments in our business, and growth in our fee-based service products. Also impacting the comparison for the first nine months of 2024 compared to the same period of 2023 were increases in employee-related costs.

Our effective income tax rates for the third quarter and first nine months of 2024 were 20.7 percent and 20.8 percent of income before income tax, respectively, compared to 22.8 percent and 21.3 percent for the same prior year periods. Our effective income tax rates were generally consistent with the U.S. statutory rate of 21 percent in effect for the third quarter of 2024 and for the first nine months of 2023 and 2024. Our effective income tax rate differed from the U.S. statutory rate of 21 percentage for the third quarter of 2023 primarily due to interest on uncertain tax positions.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Unum US	$154.3	(9.7)%	$170.9	$741.6	(2.7)%	$762.1

Unum International	$38.2	26.5%	$30.2	$148.1	8.4%	$136.6

Colonial Life	$120.9	(0.3)%	$121.3	$346.8	(0.9)%	$350.1

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

Unum US Segment

The Unum US segment is comprised of the group disability, group life and accidental death and dismemberment, and supplemental and voluntary lines of business. The group disability line of business includes long-term and short-term disability, medical stop-loss, and fee-based service products. The supplemental and voluntary line of business includes voluntary benefits, individual disability, and dental and vision products. These products, excluding medical stop loss which is no longer actively marketed as of the third quarter of 2024, are marketed through our field sales personnel who work in conjunction with independent brokers and consultants.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Adjusted Operating Revenue
Premium Income	$1,723.5	4.0%	$1,657.7	$5,161.8	5.2%	$4,908.7
Net Investment Income	161.0	(3.1)	166.2	476.1	(1.1)	481.5
Other Income	60.1	3.6	58.0	178.9	7.7	166.1
Total	1,944.6	3.3	1,881.9	5,816.8	4.7	5,556.3

Benefits and Expenses
Policy Benefits	1,046.0	5.2	994.3	3,207.2	0.4	3,195.6
Policy Benefits - Remeasurement Gain	(181.9)	26.3	(144.0)	(367.2)	(4.1)	(383.0)
Commissions	182.6	11.1	164.3	551.9	11.8	493.7
Deferral of Acquisition Costs	(81.6)	9.5	(74.5)	(247.4)	7.3	(230.6)
Amortization of Deferred Acquisition Costs	75.7	8.1	70.0	216.7	8.8	199.2
Other Expenses	396.9	3.0	385.2	1,206.0	5.9	1,139.2
Total	1,437.7	3.0	1,395.3	4,567.2	3.5	4,414.1

Income Before Income Tax and Net Investment Gains and Losses	506.9	4.2	486.6	1,249.6	9.4	1,142.2
Reserve Assumption Updates	(143.6)	11.5	(128.8)	(143.6)	11.5	(128.8)
Adjusted Operating Income	$363.3	1.5	$357.8	$1,106.0	9.1	$1,013.4

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	58.5%		59.1%	57.8%		59.9%
Other Expense Ratio[2]	22.3%		22.5%	22.6%		22.5%
Income Ratio	29.4%		29.4%	24.2%		23.3%
Adjusted Operating Income Ratio	21.1%		21.6%	21.4%		20.6%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2024 and 2023.
[2]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$522.1	0.7%	$518.5	$1,560.3	1.4%	$1,539.3
Group Short-term Disability	271.3	5.8	256.5	810.7	7.7	753.0
Total Premium Income	793.4	2.4	775.0	2,371.0	3.4	2,292.3
Net Investment Income	78.7	(6.5)	84.2	234.8	(4.7)	246.4
Other Income	58.6	13.3	51.7	174.8	10.6	158.1
Total	930.7	2.2	910.9	2,780.6	3.1	2,696.8

Benefits and Expenses
Policy Benefits	500.4	6.1	471.5	1,541.7	0.1	1,539.9
Policy Benefits - Remeasurement Gain	(121.4)	(17.2)	(146.7)	(242.4)	(21.7)	(309.5)
Commissions	60.0	4.9	57.2	184.1	6.7	172.6
Deferral of Acquisition Costs	(15.4)	7.7	(14.3)	(48.1)	7.6	(44.7)
Amortization of Deferred Acquisition Costs	18.2	12.3	16.2	46.8	11.2	42.1
Other Expenses	242.2	2.7	235.9	733.8	4.9	699.8
Total	684.0	10.4	619.8	2,215.9	5.5	2,100.2

Income Before Income Tax and Net Investment Gains and Losses	246.7	(15.3)	291.1	564.7	(5.3)	596.6
Reserve Assumption Updates	(90.0)	(25.6)	(121.0)	(90.0)	(25.6)	(121.0)
Adjusted Operating Income	$156.7	(7.9)	$170.1	$474.7	(0.2)	$475.6

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	59.1%		57.5%	58.6%		59.0%
Other Expense Ratio[2]	28.4%		28.5%	28.8%		28.6%
Income Ratio	31.1%		37.6%	23.8%		26.0%
Adjusted Operating Income Ratio	19.8%		21.9%	20.0%		20.7%

Persistency:
Group Long-term Disability				93.5%		90.8%
Group Short-term Disability				91.9%		89.1%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2024 and 2023.
[2]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

Premium income was higher in the third quarter and first nine months of 2024 compared to the same periods of 2023 driven primarily by favorable persistency and prior period sales. Net investment income was lower in the third quarter and first nine months of 2024 relative to the same periods of 2023 due to a decrease in the level of invested assets, partially offset by an increase in the yield on invested assets. Other income increased in the third quarter and first nine months of 2024 compared to the same periods of 2023 due to growth in our fee-based service products.

The benefit ratio, excluding the impacts of the reserve assumption updates, was unfavorable in the third quarter of 2024 compared to the same period of 2023 due to higher incidence in our long-term disability and short-term disability product lines and higher average claim size in the long-term disability product line, partially offset by favorable recoveries in the long-term disability product line. The benefit ratio, excluding the impacts of the reserve assumption updates, was favorable during the first nine months of 2024 compared to the same period of 2023 due to favorable recoveries, partially offset by higher average claim size, in our long-term disability product line. Also impacting the third quarter and the first nine months of 2024 compared to the same periods of 2023 was favorable stop loss experience.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2024 compared to the same periods of 2023 due primarily to higher prior period sales. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2024 compared to the same periods of 2023 primarily due to growth in the level of the deferred asset. The other expense ratio, which includes other income that is primarily related to fee-based service products, was generally consistent in the third quarter and the first nine months of 2024 related to the same periods of 2023.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Group Life	$447.8	5.9%	$423.0	$1,337.9	6.7%	$1,254.3
Accidental Death & Dismemberment	47.1	6.8	44.1	139.3	6.2	131.2
Total Premium Income	494.9	6.0	467.1	1,477.2	6.6	1,385.5
Net Investment Income	22.1	(6.8)	23.7	66.6	(2.3)	68.2
Other Income	0.3	50.0	0.2	1.4	100.0	0.7
Total	517.3	5.4	491.0	1,545.2	6.2	1,454.4

Benefits and Expenses
Policy Benefits	333.7	(3.4)	345.5	1,027.9	(2.1)	1,050.1
Policy Benefits - Remeasurement Gain	(24.9)	N.M.	(2.9)	(62.8)	121.9	(28.3)
Commissions	42.1	8.5	38.8	126.5	8.3	116.8
Deferral of Acquisition Costs	(10.0)	11.1	(9.0)	(31.0)	7.3	(28.9)
Amortization of Deferred Acquisition Costs	9.6	(5.9)	10.2	26.7	(9.5)	29.5
Other Expenses	59.8	6.0	56.4	183.0	6.7	171.5
Total	410.3	(6.5)	439.0	1,270.3	(3.1)	1,310.7

Income Before Income Tax and Net Investment Gains and Losses	107.0	105.8	52.0	274.9	91.3	143.7
Reserve Assumption Update	(13.0)	(100.0)	—	(13.0)	(100.0)	—
Adjusted Operating Income	$94.0	80.8	$52.0	$261.9	82.3	$143.7

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	65.0%		73.3%	66.2%		73.7%
Other Expense Ratio	12.1%		12.1%	12.4%		12.4%
Income Ratio	21.6%			18.6%
Adjusted Operating Income Ratio	19.0%		11.1%	17.7%		10.4%

Persistency:
Group Life				92.0%		89.3%
Accidental Death & Dismemberment				91.2%		88.2%

[1]Excludes the reserve assumption update that occurred during the third quarter of 2024.

N.M. = not a meaningful percentage

Premium income increased in the third quarter and first nine months of 2024 compared to the same periods of 2023 due to favorable persistency and prior period sales. Net investment income was lower in the third quarter and first nine months of 2024 relative to the same periods of 2023 due to a decrease in the level of invested assets, partially offset by an increase in the yield on invested assets.

The benefit ratio, excluding the impacts of the reserve assumption update, was favorable in the third quarter and first nine months of 2024 compared to the same periods of 2023 due primarily to favorable incidence in our group life product line.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2024 compared to the same period of 2023 due to higher prior period sales. The amortization of deferred acquisition costs was lower in the third quarter and the first nine months of 2024 compared to the same periods of 2023 due primarily to favorable overall persistency. The other expense ratio was consistent in the third quarter and first nine months of 2024 compared to the same periods of 2023.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$219.3	4.7%	$209.5	$665.1	4.3%	$637.4
Individual Disability	140.4	2.7	136.7	424.6	9.8	386.7
Dental and Vision	75.5	8.8	69.4	223.9	8.3	206.8
Total Premium Income	435.2	4.7	415.6	1,313.6	6.7	1,230.9
Net Investment Income	60.2	3.3	58.3	174.7	4.7	166.9
Other Income	1.2	(80.3)	6.1	2.7	(63.0)	7.3
Total	496.6	3.5	480.0	1,491.0	6.1	1,405.1

Benefits and Expenses
Policy Benefits	211.9	19.5	177.3	637.6	5.3	605.6
Policy Benefits - Remeasurement Loss (Gain)	(35.6)	N.M.	5.6	(62.0)	37.2	(45.2)
Commissions	80.5	17.9	68.3	241.3	18.1	204.3
Deferral of Acquisition Costs	(56.2)	9.8	(51.2)	(168.3)	7.2	(157.0)
Amortization of Deferred Acquisition Costs	47.9	9.9	43.6	143.2	12.2	127.6
Other Expenses	94.9	2.2	92.9	289.2	8.0	267.9
Total	343.4	2.1	336.5	1,081.0	7.8	1,003.2

Income Before Income Tax and Net Realized Investment Gains and Losses	153.2	6.8	143.5	410.0	2.0	401.9
Reserve Assumption Updates - Voluntary Benefits	12.2	N.M.	(10.4)	12.2	N.M.	(10.4)
Reserve Assumption Updates - Individual Disability	(52.8)	N.M.	2.6	(52.8)	N.M.	2.6
Adjusted Operating Income	$112.6	(17.0)	$135.7	$369.4	(6.3)	$394.1

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits[1]	45.8%		39.1%	41.6%		38.1%
Individual Disability[1]	42.8%		45.4%	41.0%		44.3%
Dental and Vision	74.6%		67.4%	74.1%		74.6%
Other Expense Ratio	21.8%		22.4%	22.0%		21.8%
Income Ratio	35.2%		34.5%	31.2%		32.7%
Adjusted Operating Income Ratio	25.9%		32.7%	28.1%		32.0%

Persistency:
Voluntary Benefits				76.4%		75.5%
Individual Disability				89.0%		89.3%
Dental and Vision				81.4%		76.2%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2024 and 2023.

N.M. = not a meaningful percentage

Premium income was higher in the third quarter and first nine months of 2024 compared to the same periods of 2023, due to favorable persistency in the voluntary benefits and dental and vision product lines and higher prior period sales in the voluntary benefits and individual disability product lines. Also impacting the comparison for the first nine months of 2024 compared to the same period of 2023 was the continued impacts from the partial recapture of a previously ceded block of business in the individual disability product line. Net investment income increased in the third quarter and first nine months of 2024 compared to the same periods of 2023 primarily due to an increase in the yield on invested assets. Other income decreased in the third quarter and first nine months of 2024 compared to the same period of 2023, due primarily to a prior year net gain on the partial recapture of a previously ceded block of business in the individual disability product line.

The benefit ratio, excluding the impacts of the reserve assumption updates, for voluntary benefits was unfavorable in the third quarter of 2024 compared to the same period of 2023 due to unfavorable experience in the critical illness and life product lines. The benefit ratio, excluding the impacts of the reserve assumption updates, for voluntary benefits was unfavorable in the first nine months of 2024 compared to the same period of 2023 due to less favorable experience in the critical illness, hospital indemnity, and accident product lines. The benefit ratio, excluding the impacts of the reserve assumption updates, for the individual disability product line was favorable in the third quarter and the first nine months of 2024 compared to the same periods of 2023 due primarily to favorable recoveries, partially offset by higher claim size. The benefit ratio for the dental and vision product line was unfavorable in the third quarter of 2024 compared to the same period of 2023 due primarily to higher claims incidence and higher average claim size. The benefit ratio for the dental and vision product line was generally consistent in the first nine months of 2024 compared to the same period of 2023.

Commissions and deferral of acquisition costs were higher in the third quarter and first nine months of 2024 compared to the same periods of 2023 due primarily to higher prior period sales in the voluntary benefits product line. Also impacting the comparison for the first nine months of 2024 compared to 2023 was higher prior period sales in the individual disability product line. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2024 compared to the same periods of 2023 due primarily to increased lapses in certain older product offerings in the voluntary benefits product line and growth in the level of the deferred assets in all product lines. The other expense ratio was favorable in the third quarter of 2024 compared to the same period of 2023 due to our focus on expense management and operating efficiencies. The other expense ratio was generally consistent in the first nine months of 2024 compared to the same period of 2023.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$24.4	(33.3)%	$36.6	$143.8	(7.9)%	$156.1
Group Short-term Disability	15.9	(47.9)	30.5	94.1	(19.6)	117.1
Group Life and AD&D	26.5	5.2	25.2	151.2	(1.1)	152.9
Subtotal	66.8	(27.6)	92.3	389.1	(8.7)	426.1
Supplemental and Voluntary
Voluntary Benefits	45.6	16.9	39.0	233.0	9.6	212.5
Individual Disability	29.4	14.8	25.6	76.1	(6.0)	81.0
Dental and Vision	12.5	(10.7)	14.0	43.4	2.1	42.5
Subtotal	87.5	11.3	78.6	352.5	4.9	336.0
Total Sales	$154.3	(9.7)	$170.9	$741.6	(2.7)	$762.1

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$52.1	(20.8)%	$65.8	$247.1	(3.1)%	$255.1
Large Case Market	14.7	(44.5)	26.5	142.0	(17.0)	171.0
Subtotal	66.8	(27.6)	92.3	389.1	(8.7)	426.1
Supplemental and Voluntary	87.5	11.3	78.6	352.5	4.9	336.0
Total Sales	$154.3	(9.7)	$170.9	$741.6	(2.7)	$762.1

Group sales decreased during the third quarter of 2024 compared to the same period of 2023 due to lower sales to new and existing customers in both the large case market, which we define as employee groups with greater than 2,000 employees, and the core market. Group sales decreased during the first nine months of 2024 compared to the same period of 2023 due to lower sales to new customers in the large case market and existing customers in both the large case and core markets, partially offset by higher sales to new customers in the core market. The sales mix in the group market sector for the first nine months of 2024 was approximately 64 percent core market and 36 percent large case market.

Voluntary benefits sales increased during the third quarter and first nine months of 2024 compared to the same periods of 2023 due primarily to higher sales to new customers in the large case market and higher sales to new and existing customers in the core market. Also impacting the comparison of the third quarter of 2024 to the same period of 2023 was higher sales to existing customers in the large case market. Individual disability sales, which are primarily concentrated in the multi-life market, increased in the third quarter of 2024 compared to the same period of 2023 due to higher sales to existing and new customers. Individual disability sales decreased during the first nine months of 2024 compared to the same period of 2023 primarily due to lower sales to new customers, partially offset by higher sales to existing customers. Dental and vision sales decreased during the third quarter of 2024 compared to the same period of 2023 due primarily to lower sales to new customers. Dental and vision sales increased during the first nine months of 2024 compared to the same period of 2023 due primarily to higher sales to new customers.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$106.6	5.4%	$101.1	$312.4	5.0%	$297.5
Group Life	58.8	33.0	44.2	156.3	25.5	124.5
Supplemental	41.4	19.7	34.6	125.1	25.2	99.9
Unum Poland	39.8	29.6	30.7	113.3	33.0	85.2
Total Premium Income	246.6	17.1	210.6	707.1	16.5	607.1
Net Investment Income	30.4	11.4	27.3	94.5	(9.1)	104.0
Other Income	0.4	(20.0)	0.5	1.2	20.0	1.0
Total	277.4	16.4	238.4	802.8	12.7	712.1

Benefits and Expenses
Policy Benefits	192.7	19.8	160.9	511.9	16.3	440.1
Policy Benefits - Remeasurement Gain	(17.4)	N.M.	(2.4)	(24.5)	N.M.	(6.8)
Commissions	21.7	18.6	18.3	61.7	14.7	53.8
Deferral of Acquisition Costs	(4.6)	21.1	(3.8)	(13.2)	22.2	(10.8)
Amortization of Deferred Acquisition Costs	2.5	4.2	2.4	7.3	19.7	6.1
Other Expenses	49.7	12.7	44.1	146.9	14.0	128.9
Total	244.6	11.4	219.5	690.1	12.9	611.3

Income Before Income Tax and Net Investment Gains and Losses	32.8	73.5	18.9	112.7	11.8	100.8
Reserve Assumption Updates	7.5	(58.1)	17.9	7.5	(58.1)	17.9
Adjusted Operating Income	$40.3	9.5	$36.8	$120.2	1.3	$118.7

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£82.0	2.8%	£79.8	£244.6	2.4%	£238.9
Group Life	45.1	29.2	34.9	122.2	22.2	100.0
Supplemental	31.8	15.6	27.5	97.9	21.9	80.3
Total Premium Income	158.9	11.7	142.2	464.7	10.9	419.2
Net Investment Income	21.2	8.7	19.5	67.5	(13.1)	77.7
Other Income	0.1	100.0	—	0.2	100.0	0.1
Total	180.2	11.4	161.7	532.4	7.1	497.0

Benefits and Expenses
Policy Benefits	130.2	14.7	113.5	346.8	10.9	312.6
Policy Benefits - Remeasurement Gain	(13.4)	N.M.	(1.4)	(19.7)	N.M.	(5.3)
Commissions	9.9	6.5	9.3	29.0	2.5	28.3
Deferral of Acquisition Costs	(0.8)	(11.1)	(0.9)	(2.8)	(6.7)	(3.0)
Amortization of Deferred Acquisition Costs	1.2	(7.7)	1.3	4.0	5.3	3.8
Other Expenses	30.0	7.9	27.8	91.3	9.7	83.2
Total	157.1	5.0	149.6	448.6	6.9	419.6

Income Before Income Tax and Net Investment Gains and Losses	23.1	90.9	12.1	83.8	8.3	77.4
Reserve Assumption Updates	6.4	(60.7)	16.3	6.4	(60.7)	16.3
Adjusted Operating Income	£29.5	3.9	£28.4	£90.2	(3.7)	£93.7

Weighted Average Pound/Dollar Exchange Rate	1.312		1.281	1.278		1.243

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	69.5%		67.4%	69.0%		69.4%
Other Expense Ratio	18.9%		19.5%	19.6%		19.8%
Income Ratio	14.5%		8.5%	18.0%		18.5%
Adjusted Operating Income Ratio	18.6%		20.0%	19.4%		22.4%

Persistency:
Group Long-term Disability				92.3%		92.4%
Group Life				88.6%		83.6%
Supplemental				90.4%		91.0%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2024 and 2023.

N.M. = not a meaningful percentage

Premium income was higher in the third quarter and first nine months of 2024 compared to the same periods of 2023 primarily due to in-force block growth.

Net investment income was higher in the third quarter of 2024 compared to the same period of 2023 primarily due to higher yield on invested assets, partially offset by lower investment income from inflation-index linked bonds. Net investment income was lower in the first nine months of 2024 compared to the same period of 2023 primarily due to lower investment income from inflation index-linked bonds, partially offset by increases in the yield on invested assets. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

The benefit ratio, excluding the impacts of reserve assumption updates, was unfavorable in the third quarter of 2024 compared to the same period of 2023 due primarily to higher incidence in the group long-term disability and group life product lines, partially offset by favorable incidence in the supplemental product line and favorable recoveries in the group long-term disability product line. The benefit ratio, excluding the impacts of reserve assumption updates, was favorable in the first nine months of 2024 compared to the same period of 2023 due primarily to favorable incidence in the supplemental product line and favorable recoveries in the group long-term disability product line, partially offset by higher incidence in the group long-term disability and group life product lines.

Commissions were higher in the third quarter and first nine months of 2024 compared to the same periods of 2023 primarily due to in-force block growth.

The deferral of acquisition costs and the amortization of deferred acquisition costs were generally consistent in the third quarter and first nine months of 2024 compared to the same periods of 2023. The other expense ratio was lower in the third quarter of 2024 compared to the same period of 2023 due primarily to our focus on operating efficiencies, and was generally consistent in the first nine months of 2024 compared to the same period of 2023.

Sales

(in millions of dollars and pounds)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Unum International Sales by Product
Unum UK
Group Long-term Disability	$8.4	(5.6)%	$8.9	$40.3	3.3%	$39.0
Group Life	17.0	61.9	10.5	53.1	6.6	49.8
Supplemental	4.8	26.3	3.8	30.1	25.4	24.0
Unum Poland	8.0	14.3	7.0	24.6	3.4	23.8
Total Sales	$38.2	26.5	$30.2	$148.1	8.4	$136.6

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$10.0	(15.3)%	$11.8	$30.7	(23.8)%	$40.3
Large Case Market	15.4	102.6	7.6	62.7	29.3	48.5
Subtotal	25.4	30.9	19.4	93.4	5.2	88.8
Supplemental	4.8	26.3	3.8	30.1	25.4	24.0
Unum Poland	8.0	14.3	7.0	24.6	3.4	23.8
Total Sales	$38.2	26.5	$30.2	$148.1	8.4	$136.6

Unum UK Sales by Product
Group Long-term Disability	£6.4	(8.6)%	£7.0	£31.7	1.3%	£31.3
Group Life	12.9	55.4	8.3	41.5	3.5	40.1
Supplemental	3.8	31.0	2.9	23.8	23.3	19.3
Total Sales	£23.1	26.9	£18.2	£97.0	6.9	£90.7

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£7.7	(18.1)%	£9.4	£24.1	(25.8)%	£32.5
Large Case Market	11.6	96.6	5.9	49.1	26.2	38.9
Subtotal	19.3	26.1	15.3	73.2	2.5	71.4
Supplemental	3.8	31.0	2.9	23.8	23.3	19.3
Total Sales	£23.1	26.9	£18.2	£97.0	6.9	£90.7

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales decreased in the third quarter of 2024 compared to the same period of 2023, driven primarily by lower sales to new customers in the core market, which we define as employee groups with less than 500 employees, partially offset by higher sales to new customers in the large case market. Group long-term disability sales were higher in the first nine months of 2024 compared to the same period of 2023 driven by higher sales to new and existing customers in the large case market, partially offset by lower sales to new and existing customers in the core market.

Group life sales increased in the third quarter and first nine months of 2024 compared to the same periods of 2023 due to higher sales to new and existing customers in the large case market. Partially offsetting the increase in group life sales for the first nine months of 2024 compared to the same period of 2023 is lower sales to new and existing customers in the core market.

Supplemental sales increased in the third quarter and first nine months of 2024 compared to the same period of 2023 due to higher sales in our dental product line. Also impacting the supplemental sales comparison for the first nine months of 2024 compared to the same period of 2023 is lower sales in our group critical illness product line.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$240.6	1.6%	$236.7	$725.5	2.5%	$708.0
Life	113.1	6.5	106.2	342.6	7.7	318.1
Cancer and Critical Illness	88.2	(0.1)	88.3	266.9	0.6	265.2
Total Premium Income	441.9	2.5	431.2	1,335.0	3.4	1,291.3
Net Investment Income	39.6	0.8	39.3	119.4	4.2	114.6
Other Income	0.4	33.3	0.3	3.6	N.M.	0.9
Total	481.9	2.4	470.8	1,458.0	3.6	1,406.8

Benefits and Expenses
Policy Benefits	218.1	(0.4)	218.9	667.7	1.2	660.0
Policy Benefits - Remeasurement Gain	(53.9)	(38.5)	(87.7)	(73.0)	(21.6)	(93.1)
Commissions	93.0	4.7	88.8	282.2	5.8	266.7
Deferral of Acquisition Costs	(77.1)	2.8	(75.0)	(234.7)	3.8	(226.1)
Amortization of Deferred Acquisition Costs	55.6	(1.9)	56.7	163.9	6.8	153.4
Other Expenses	86.8	1.5	85.5	261.9	3.6	252.9
Total	322.5	12.3	287.2	1,068.0	5.3	1,013.8

Income Before Income Tax and Net Investment Gains and Losses	159.4	(13.2)	183.6	390.0	(0.8)	393.0
Reserve Assumption Updates	(46.0)	(43.0)	(80.7)	(46.0)	(43.0)	(80.7)
Adjusted Operating Income	$113.4	10.2	$102.9	$344.0	10.2	$312.3

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	47.6%		49.1%	48.0%		50.2%
Other Expense Ratio	19.6%		19.8%	19.6%		19.6%
Income Ratio	36.1%		42.6%	29.2%		30.4%
Adjusted Operating Income Ratio	25.7%		23.9%	25.8%		24.2%

Persistency:
Accident, Sickness, and Disability				73.3%		73.1%
Life				84.3%		84.7%
Cancer and Critical Illness				81.8%		82.2%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2024 and 2023.

N.M. = not a meaningful percentage

Premium income in the third quarter and first nine months of 2024 was favorable compared to the same periods of 2023 due to higher prior period sales and generally stable persistency. Net investment income was generally consistent in the third quarter of 2024 relative to the same period of 2023. Net investment income increased during the first nine months of 2024 relative to the same period of 2023 due primarily to an increase in the yield on invested assets.

The benefit ratio, excluding the impacts of the reserve assumption updates, was favorable in the third quarter and first nine months of 2024 relative to the same periods of 2023 primarily due to favorable benefit experience in the cancer and critical illness and life product lines. Also impacting the comparison for the first nine months of 2024 compared to 2023 was favorable benefit experience in the accident, sickness, and disability product line.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2024 relative to the same periods of 2023 due to higher sales in prior periods. The amortization of deferred acquisition costs was generally consistent in the third quarter of 2024 relative to the same period of 2023. The amortization of deferred acquisition costs was higher during the first nine months of 2024 relative to the same period of 2023 primarily due to growth in the level of the deferred asset. The other expense ratio was generally consistent in the third quarter and first nine months of 2024 relative to the same periods of 2023.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Sales by Product
Accident, Sickness, and Disability	$74.7	2.2%	$73.1	$215.1	0.3%	$214.5
Life	28.5	(4.7)	29.9	83.1	(3.7)	86.3
Cancer and Critical Illness	17.7	(3.3)	18.3	48.6	(1.4)	49.3
Total Sales	$120.9	(0.3)	$121.3	$346.8	(0.9)	$350.1

Sales by Market Sector
Commercial Sector
Core Market (< 1,000 employees)	$69.9	(9.5)%	$77.2	$220.4	(4.8)%	$231.6
Large Case Market	16.0	52.4	10.5	37.3	15.5	32.3
Subtotal	85.9	(2.1)	87.7	257.7	(2.3)	263.9
Public Sector	35.0	4.2	33.6	89.1	3.4	86.2
Total Sales	$120.9	(0.3)	$121.3	$346.8	(0.9)	$350.1

Commercial sector sales decreased in the third quarter and first nine months of 2024 compared to the same periods of 2023 due primarily to lower sales to new and existing customers in the core market, which we define as accounts with less than 1,000 employees, partially offset by higher sales to new customers in the large case market. Public sector sales increased in the third quarter and first nine months of 2024 compared to the same periods of 2023 due to higher sales to new customers.

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

In 2024, we expect strong growth in adjusted operating income for the full year with premium growth increasing from the prior year. We expect improved claim experience in 2024 but could continue to experience some level of claims volatility. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Adjusted Operating Revenue
Premium Income
Long-term Care	$173.7	0.9%	$172.1	$521.5	0.1%	$521.2
All Other	43.1	(20.6)	54.3	140.9	(15.1)	166.0
Total Premium Income	216.8	(4.2)	226.4	662.4	(3.6)	687.2
Net Investment Income	284.3	3.4	274.9	851.6	7.0	796.0
Other Income	12.4	(3.1)	12.8	37.7	(6.0)	40.1
Total	513.5	(0.1)	514.1	1,551.7	1.9	1,523.3

Benefits and Expenses
Policy Benefits	407.8	0.8	404.4	1,237.4	2.9	1,202.8
Policy Benefits - Remeasurement Loss (Gain)	(149.5)	(137.1)	402.5	(102.8)	(124.4)	421.3
Commissions	17.8	(2.7)	18.3	52.0	(6.3)	55.5
Other Expenses	44.3	1.1	43.8	131.0	2.0	128.4
Total	320.4	(63.1)	869.0	1,317.6	(27.1)	1,808.0

Income (Loss) Before Income Tax and Net Investment Gains and Losses	193.1	154.4	(354.9)	234.1	182.2	(284.7)
Amortization of the Cost of Reinsurance	10.4	(6.3)	11.1	31.1	(6.0)	33.1
Non-Contemporaneous Reinsurance	6.0	(34.8)	9.2	20.2	(23.5)	26.4
Reserve Assumption Updates - Long-term Care	(174.1)	(147.3)	368.1	(174.1)	(147.3)	368.1
Reserve Assumption Updates - All Other	(1.2)	N.M.	0.7	(1.2)	N.M.	0.7
Adjusted Operating Income	$34.2	—	$34.2	$110.1	(23.3)	$143.6

Long-term Care Net Premium Ratio				94.5%		93.4%

Operating Ratios (% of Premium Income):
Other Expense Ratio[1]	15.6%		14.4%	15.1%		13.9%
Income Ratio	89.1%		(156.8)%	35.3%		(41.4)%
Adjusted Operating Income Ratio	15.8%		15.1%	16.6%		20.9%

Long-term Care Persistency				95.2%		95.5%

[1]Excludes amortization of the cost of reinsurance.

N.M. = not a meaningful percentage

Premium income for the long-term care product line in the third quarter and first nine months of 2024 was generally consistent with the same periods of 2023. Premium income for our all other product line continues to decline as expected due to policyholder lapses.

Net investment income was higher during the third quarter and first nine months of 2024 relative to the same periods of 2023 primarily due to an increase in the level of invested assets. Also impacting the comparison for the first nine months of 2024 relative to the same period of 2023 was higher miscellaneous investment income, primarily related to larger increases in the NAV on our private equity partnerships.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

Policy benefits including remeasurement loss (gain), excluding the impacts of the reserve assumption updates and non-contemporaneous reinsurance, were generally consistent during the third quarter of 2024 relative to the same period of 2023. Policy benefits including remeasurement loss (gain), excluding the impacts of the reserve assumption updates and non-contemporaneous reinsurance, were unfavorable in the first nine months of 2024 relative to the same period of 2023 driven primarily by the increase in the current period benefit expense resulting from the higher net premium ratio and the impact of capped cohorts in the long-term care product line. The net premium ratio for long-term care increased to 94.5 percent at September 30, 2024 from 93.4 percent at September 30, 2023 due primarily to policyholder terminations and the assumption updates in the third quarter of 2024.

The other expense ratio, excluding the amortization of the cost of reinsurance, was higher in the third quarter and first nine months of 2024 compared to the same periods of 2023 due primarily to an increase in operational investments in our business and a decline in expense allowances related to the ceded block of individual disability business. Also contributing to the higher other expense ratio, excluding the amortization of the cost of reinsurance, in the first nine months of 2024 compared to the same period of 2023 was an increase in employee-related costs.

Individual Disability Reinsurance Transaction

As shown in the chart above, we exclude from income before income tax and net investment gains and losses, the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction, where we ceded a significant portion of this business. The cost of reinsurance continues to be amortized over a period of approximately 22 years, on a declining trajectory generally consistent with the expected run-off pattern of the ceded reserves. As a result of the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. The decrease in the effects of non-contemporaneous reinsurance treatment in the third quarter and first nine months of 2024 compared to the same periods of 2023 is due to expected run out of the ceded block which resulted in a smaller net change in reserves in the third quarter and first nine months of 2024 compared to the same periods of 2023.

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

Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2024	% Change	2023	2024	% Change	2023
Adjusted Operating Revenue
Net Investment Income	$12.5	(31.7)%	$18.3	$44.8	(35.8)%	$69.8
Other Income	—	—	—	1.1	(56.0)	2.5
Total	12.5	(31.7)	18.3	45.9	(36.5)	72.3

Interest, Debt, and Other Expenses	77.2	29.1	59.8	202.0	10.9	182.2

Loss Before Income Tax and Net Investment Gains and Losses	(64.7)	55.9	(41.5)	(156.1)	42.0	(109.9)
Loss on Legal Settlement	15.3	100.0	—	15.3	100.0	—
Adjusted Operating Loss	$(49.4)	19.0	$(41.5)	$(140.8)	28.1	$(109.9)

Adjusted operating loss, excluding the loss on legal settlement, increased in the third quarter and first nine months of 2024 relative to the same periods of 2023 due primarily to decreased net investment income, which was driven by increased allocations to our lines of business. See "Executive Summary" contained herein this Item 2 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the loss on legal settlement.

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

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2024

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,611.1	$(46.8)	$1,395.2	$120.9	$1,215.9	$74.1
Capital Goods	3,410.9	(18.5)	1,592.6	151.1	1,818.3	132.6
Communications	2,295.2	(20.8)	998.9	148.6	1,296.3	127.8
Consumer Cyclical	1,482.7	(55.0)	861.6	95.4	621.1	40.4
Consumer Non-Cyclical	6,703.8	(199.5)	3,578.6	428.7	3,125.2	229.2
Energy	2,644.8	76.9	955.3	72.0	1,689.5	148.9
Financial Institutions	4,012.2	(223.5)	2,757.8	285.8	1,254.4	62.3
Mortgage/Asset-Backed	850.6	(3.2)	385.6	16.4	465.0	13.2
Sovereigns	850.1	(114.7)	371.0	137.1	479.1	22.4
Technology	1,533.7	(81.4)	1,063.7	102.3	470.0	20.9
Transportation	1,719.3	(71.1)	999.0	117.7	720.3	46.6
U.S. Government Agencies and Municipalities	4,083.9	(302.0)	2,444.8	449.5	1,639.1	147.5
Public Utilities	5,585.2	23.4	1,895.1	248.9	3,690.1	272.3
Total	$37,783.5	$(1,036.2)	$19,299.2	$2,374.4	$18,484.3	$1,338.2

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of September 30, 2024 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2024. The decrease in the net unrealized loss on fixed maturity securities during the third quarter of 2024 was due primarily to a decrease in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2024			2023
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$11.8	$31.4	$48.0	$8.3	$242.2
> 90 <= 180 days	1.2	74.6	8.3	3.5	152.4
> 180 <= 270 days	5.1	28.6	4.5	16.4	79.2
> 270 days <= 1 year	3.3	6.4	22.3	18.9	5.5
> 1 year <= 2 years	24.9	286.2	518.7	1,536.4	2,307.7
> 2 years <= 3 years	1,708.4	2,019.4	1,721.0	675.6	195.4
> 3 years	202.0	60.8	63.7	22.4	6.8
Sub-total	1,956.7	2,507.4	2,386.5	2,281.5	2,989.2

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	0.1	—	—	—
> 270 days <= 1 year	—	—	—	—	34.9
> 1 year <= 2 years	28.4	33.3	34.1	99.5	1,180.0
> 2 years <= 3 years	232.8	597.2	439.5	232.3	157.5
> 3 years	62.3	61.8	56.9	22.0	15.7
Sub-total	323.5	692.4	530.5	353.8	1,388.1

Fair Value <= 40% of Amortized Cost

> 1 year <= 2 years	—	—	23.3	22.3	26.7
> 2 years <= 3 years	28.6	27.2	2.8	2.7	—
Sub-total	28.6	27.2	26.1	25.0	26.7

Total	$2,308.8	$3,227.0	$2,943.1	$2,660.3	$4,404.0

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2024			2023
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.3	$0.4	$0.2	$0.3	$3.7
> 90 <= 180 days	—	0.7	0.8	—	2.4
> 180 <= 270 days	—	0.9	—	0.2	1.4
> 270 days <= 1 year	—	—	0.2	0.1	—
> 1 year <= 2 years	—	0.9	7.2	51.6	106.7
> 2 years <= 3 years	38.6	51.7	45.6	7.3	3.9
> 3 years	11.7	—	0.1	0.1	2.7
Sub-total	50.6	54.6	54.1	59.6	120.8

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	—	13.9	26.4	27.7
> 2 years <= 3 years	14.7	25.6	13.5	—	—
> 3 years	—	12.3	12.5	12.9	15.1
Sub-total	14.7	37.9	39.9	39.3	42.8

Fair Value <= 40% of Amortized Cost

> 1 year <= 2 years	—	0.1	0.1	4.5	10.5
> 3 years	0.3	0.2	0.2	0.2	0.2
Sub-total	0.3	0.3	0.3	4.7	10.7

Total	$65.6	$92.8	$94.3	$103.6	$174.3

As of September 30, 2024, we held 23 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of September 30, 2024

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Numbers of Issuers
Basic Industry	$46.6	$(11.0)	1
Capital Goods	45.4	(11.2)	1
Communications	312.0	(65.9)	5
Consumer Cyclical	78.6	(18.4)	1
Consumer Non-Cyclical	76.2	(17.6)	1
Financial Institutions	208.9	(35.8)	3
Sovereigns	325.2	(122.8)	2
Transportation	109.6	(34.7)	3
U.S. Government Agencies and Municipalities	35.9	(10.3)	1
Public Utilities	275.2	(66.0)	5
Total	$1,513.6	$(393.7)	23

At September 30, 2024, we held one below investment-grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security is a utilities company and had a fair value of $34.2 million and a gross unrealized loss of $11.2 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2024, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to higher interest rates, credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

We had no individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first nine months of 2024 or 2023.

As of September 30, 2024, the amortized cost net of allowance for credit losses and fair value of our below-investment-grade fixed maturity securities was $1,531.9 million and $1,496.3 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased to 3.2 percent at September 30, 2024 from 3.3 percent at December 31, 2023 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,238.9 million and $2,318.2 million at September 30, 2024 and December 31, 2023, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $16.5 million and $10.2 million at September 30, 2024 and December 31, 2023, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types.

Due to conservative underwriting, the incidence of non-performing mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held no specifically identified impaired mortgage loans at September 30, 2024 or December 31, 2023. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,428.0 million and $1,326.2 million at September 30, 2024 and December 31, 2023, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $19.6 million and $72.6 million for the partnerships in the third quarter and first nine months of 2024, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $805.6 million of commitments for additional investments in the partnerships at September 30, 2024 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, and total return swaps. During the first nine months of 2024, we entered into $806 million of notional forward U.S. Treasury interest rate locks in our long-term care product line to manage our reinvestment risk. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure was $0.3 million at September 30, 2024. At September 30, 2024, the carrying value of fixed maturity securities and cash collateral received from our counterparties was $30.9 million and $3.4 million, respectively. The carrying value of fixed maturity securities posted as collateral to our counterparties was $50.6 million at September 30, 2024. There was no cash posted as collateral to our counterparties at September 30, 2024. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 5 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

Our exposure to non-current investments, defined as invested assets which are delinquent as to interest and/or principal payments, totaled $3.8 million on a fair value basis at September 30, 2024. We had no exposure to non-current investments at December 31, 2023.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of September 30, 2024, Unum Group and our intermediate holding companies had available holding company liquidity of $1,393.0 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. During the nine months ended September 30, 2024, we repurchased 9.7 million shares at a cost of $500.0 million excluding commissions and excise tax.

Our board of directors has authorized the following repurchase programs:

	July 2024 Authorization	October 2023 Authorization[1]
	(in millions)
Effective Date	August 1, 2024	January 1, 2024
Expiration Date	None	July 31, 2024
Authorized Repurchase Amount	$1,000.0	$500.0
Cost of Shares Repurchased Under Repurchase Program	35.8	464.2
Unused and Expired	—	35.8
Remaining Repurchase Amount at September 30, 2024	$964.2	$—

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

Unum America cedes blocks of long-term care business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Fairwind did not pay dividends in 2023 nor do we anticipate that Fairwind will pay dividends in 2024. Unum Group did not make any capital contributions to Fairwind during the first nine months of 2024, nor do we expect to make capital contributions for the remainder of the year.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at September 30, 2024 are in line with our expectations and are significantly above the level that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of Solvency II, a European Union (EU) directive that is part of retained UK law pursuant to the European Union (Withdrawal) Act 2018, which prescribes capital requirements and risk management standards for the European insurance industry. Our U.K. holding company is also subject to the Solvency II requirements relevant to insurance holding companies while, together with certain of its subsidiaries including Unum Limited, the group (the Unum UK Solvency II Group) is subject to group supervision under Solvency II. The Unum UK Solvency II Group received approval from the U.K. Prudential Regulation Authority (PRA) to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime continues to be implemented. In connection with the U.K.’s exit from the EU, the U.K. government is reviewing the regulatory framework of financial services companies. Certain changes have already been finalized, which have improved the solvency position of our U.K. business at September 30, 2024. Additionally, the remaining pending proposals may lead to future changes in the solvency position of our U.K. business.

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

Funding for Employee Benefit Plans

During the nine months ended September 30, 2024, we made contributions of $59.6 million and £3.8 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $18 million and £1 million during the remainder of 2024. We had no regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans and made no voluntary contributions during the nine months ended September 30, 2024. We do not expect to have regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans during the remainder of 2024, but we reserve the right to make voluntary contributions during the remainder of 2024. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 11 of the "Notes to Consolidated Financial Statements" of our annual report on Form 10-K for the year ended December 31, 2023 for further discussion.

Debt, Term Loan Facility, Credit Facilities and Other Sources of Liquidity

Our long-term debt balance at September 30, 2024 was $3,470.4 million, net of deferred debt issuance costs of $32.3 million, and is comprised of our unsecured senior notes, unsecured medium-term notes, and junior subordinated debt securities.

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

During November 2021, we entered into a 20-year facility agreement with a Delaware statutory trust (the P-Caps Trust), in connection with the sale by the P-Caps Trust of $400.0 million of pre-capitalized trust securities (P-Caps) in a Rule 144A private placement. The P-Caps Trust invested the proceeds from the sale of the P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities (the Trust Assets). The facility agreement gave us the right to issue and require the P-Caps Trust to purchase, on one or more occasions, up to $400.0 million of our 4.046% senior notes due 2041 (the 2041 Senior Notes) in exchange for the Trust Assets. Under the facility agreement, we agreed to pay a semi-annual facility fee to the P-Caps Trust at a rate of 2.225% per year on the unexercised portion of the maximum amount of 2041 senior notes that we could issue and sell to the P-Caps Trust and to reimburse the P-Caps Trust for its expenses.

In October 2024, we exercised our issuance right in full under the facility agreement and issued $400.0 million of the 2041 Senior Notes to the P-Caps Trust in exchange for the Trust Assets, thereby triggering our recognition of the 2041 Senior Notes on our consolidated balance sheets. The Trust Assets had a fair value of $273.5 million when the 2041 Senior Notes were issued. We directed the trustee of the P-Caps Trust to dissolve the P-Caps Trust and to deliver the 2041 Senior Notes to the beneficial holders of the P-Caps pro rata in respect of each P-Cap. The 2041 Senior Notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt. The net proceeds from the issuance of the 2041 Senior Notes and subsequent sale of the Trust Assets are expected to be used for future share repurchases. See Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

We have a five-year $500 million senior unsecured revolving credit facility with a syndicate of lenders which is currently scheduled to expire in April 2027. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Certain of our traditional U.S. life insurance subsidiaries may also borrow under the credit facility, subject to an unconditional guarantee by Unum Group. At September 30, 2024, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $0.4 million had been issued.

We have a five-year £75 million senior unsecured standby letter of credit facility with a different syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75 million until its scheduled expiration in July 2026. We have an additional five-year, £75 million senior standby letter of credit facility pursuant to which a standby letter of credit was issued in favor of Unum Limited

(as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in December 2028. In connection with and as security for the senior standby letter of credit facility, we granted to the issuer of the standby letter of credit the right to exercise, if an event of default occurred and was continuing, the issuance right under the facility agreement with the P-Caps Trust, up to a maximum of $200.0 million. In October 2024, prior to our exercise of the issuance right under the facility agreement, the assigned issuance right was forfeited in its entirety.

At September 30, 2024, no amounts have been borrowed under the standby credit facilities or letters of credit.

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

Commitments

As of September 30, 2024, we had commitments of $38.0 million to fund investments in private placement fixed maturity securities and $805.6 million to fund private equity partnerships. In addition, we had $28.5 million of commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Cash Requirements" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2023. During the first nine months of 2024, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of September 30, 2024, we held $25.8 million of cash collateral from securities lending agreements. The average cash collateral balance during the first nine months of 2024 was $46.2 million, and the maximum amount outstanding at any month end was $133.0 million. As of September 30, 2024, we held $34.4 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2024 was $27.9 million, and the maximum amount outstanding at any month end was $38.6 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at September 30, 2024, nor did we utilize any securities repurchase agreements during the first nine months of 2024. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of September 30, 2024, we owned $25.6 million of FHLB common stock and had outstanding advances of $299.0 million from the regional FHLBs which were used for the purpose of investing in fixed maturity securities. As of September 30, 2024, we have additional borrowing capacity of approximately $642.1 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Nine Months Ended September 30
	2024	2023
Net Cash Provided by Operating Activities	$1,027.4	$859.3
Net Cash Used by Investing Activities	(393.1)	(498.6)
Net Cash Used by Financing Activities	(616.9)	(314.0)
Net Increase in Cash and Bank Deposits	$17.4	$46.7

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

During the third quarter of 2023, we sold over $700.0 million of shorter duration bonds in our long-term care portfolio and reinvested the proceeds in higher quality, higher yielding, and longer duration bonds that better match our liability cash flows. As a result of this activity, both sales and purchases of fixed maturity securities were lower in the first nine months of 2024 compared to the same period of 2023.
See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, dividends paid to stockholders, repurchases of common stock, and policyholders' account deposits and withdrawals.

Cash used to repurchase shares of Unum Group's common stock during the first nine months of 2024 and 2023 was $500.0 million and $174.2 million, respectively. In connection with the repurchases made during the first nine months of 2024 and 2023, we recognized $4.8 million and $1.2 million, respectively, of excise tax which has not been settled as of September 30, 2024. During the first nine months of 2024 and 2023, we paid dividends of $219.3 million and $205.7 million, respectively, to holders of Unum Group's common stock.

Also included in financing cash flows during the first nine months of 2024 and 2023 was $26.7 million and $18.6 million, respectively, of cash received related to the active life cohort volatility agreement with Commonwealth as a result of the Closed Block individual disability reinsurance transaction.

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

In September 2024, Fitch revised its outlook to positive from stable. The revision reflects strong capital and liquidity positions, sustained levels of improved profitability, and actions taken to mitigate risk in long-term care.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2023. During the first nine months of 2024, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2024.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 13 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the third quarter of 2024.

	(a) Total Number of Shares Purchased (3)	(b) Average Price Paid per Share (1) (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2) (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2) (3)
July 1 - July 31, 2024	2,467,603	$53.53	2,467,603	$—
August 1 - August 31, 2024	302,023	54.39	302,023	983,573,062
September 1 - September 30, 2024	943,599	54.55	943,599	964,160,418
Total	3,713,225		3,713,225

(1) Excludes the cost of commissions and excise tax.

(2) In October 2023, our board of directors authorized the repurchase of up to $500.0 million of Unum Group's outstanding common stock beginning January 1, 2024. In July 2024, our board of directors authorized the repurchase of up to $1,000.0 million of Unum Group's outstanding common stock beginning on August 1, 2024. The repurchase program authorized in July 2024 replaced the October 2023 authorization and has no scheduled termination date. On July 31, 2024, the remaining unused authorized repurchase amount under the October 2023 authorization expired.

(3) In July 2024, we entered into an accelerated share repurchase agreement. As part of this transaction, we paid $150.0 million to a financial counterparty, which resulted in an immediate, corresponding reduction to the remaining authorized repurchase amount, and received an initial delivery of 2,197,265 shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in September 2024, resulting in the delivery of 597,276 additional shares. In total, we repurchased 2,794,541 shares pursuant to the July 2024 accelerated share repurchase agreement. The remaining shares repurchased during the third quarter of 2024 were purchased in open market transactions.

ITEM 5. OTHER INFORMATION

Securities trading plans

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

P-Caps Trust

On November 17, 2021, the Company raised $400.0 million of contingent liquidity through the issuance and sale by Hill City Funding Trust, a Delaware statutory trust (the P-Caps Trust), of 400,000 of pre-capitalized trust securities redeemable August 15, 2041 (the P-Caps) for an aggregate purchase price of $400.0 million in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the issuance and sale of the P-Caps, the Company entered into a facility agreement with the P-Caps Trust and The Bank of New York Mellon Trust Company, N.A., as notes trustee, pursuant to which the Company had the right to issue to the P-Caps Trust, and to require the P-Caps Trust to purchase from the Company, on one or more occasions, up to an aggregate principal amount at any one time outstanding of $400.0 million of the Company’s

4.046% Senior Notes due August 15, 2041 (the 2041 Senior Notes), in exchange for all or a portion of the portfolio of principal and interest strips of U.S. Treasury Securities held by the P-Caps Trust (the Trust Assets) corresponding to the amount of the issuance right being exercised at that time.

On October 24, 2024, the Company exercised in full its issuance right under the facility agreement, following which the Company: (i) issued $400.0 million principal amount of the 2041 Senior Notes to the P-Caps Trust on October 28, 2024 in exchange for the Trust Assets; and (ii) directed the trustee of the P-Caps Trust to dissolve the P-Caps Trust in accordance with its declaration of trust and deliver the 2041 Senior Notes to the beneficial holders of the P-Caps pro rata in respect of each P-Cap.

In connection with the dissolution of the P-Caps Trust, the beneficial holders of the P-Caps will receive the 2041 Senior Notes through the facilities of The Depository Trust Company.

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

Unum Group
(Registrant)
Date: October 30, 2024	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: October 30, 2024	By:	/s/ Walter L. Rice, Jr.
Walter L. Rice, Jr.
Senior Vice President, Chief Accounting Officer