Form 10-K
period 2024-12-31
Unum Group
filed 2025-02-27
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $9.6 billion. As of February 25, 2025, there were 176,777,741 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2025 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2024.

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•Fluctuation in insurance reserve liabilities, claim payments, and pricing due to changes in claim incidence, recovery rates, mortality and morbidity rates, and policy benefit offsets due to, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, the effectiveness of our claims operational processes, and changes in governmental programs.
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
•Ineffectiveness of our derivatives hedging programs due to changes in forecasted cash flows, the economic environment, counterparty risk, ratings downgrades, capital market volatility, collateral requirements, changes in interest rates, and/or regulation.
•Our use of artificial intelligence technology, as well as changes in artificial intelligence laws and regulations.
•Changes in our financial strength and credit ratings.
•Our ability to hire and retain qualified employees.
•Our ability to develop digital capabilities or execute on our technology systems upgrades or replacements.
•Availability of reinsurance in the market and the ability of our reinsurers to meet their obligations to us.
•Disruptions to our business or our ability to access data caused by the use and reliance on third party vendors, including vendors providing web and cloud-based applications.
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
•Our ability to meet sustainability standards and expectations of investors, regulators, customers, and other stakeholders.

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

We have three principal operating segments: Unum US, Unum International, and Colonial Life. Our other operating segments are the Closed Block and Corporate segments. These segments are discussed more fully under "Reportable Segments" included herein in this Item 1.

Business Strategies

The benefits we provide help the working world thrive throughout life's moments and protect people from the financial hardship of illness, injury, or loss of life. As a leading provider of employee benefits, we offer a broad portfolio of products and services through the workplace that provide support when it is needed most.

Specifically, we offer disability, life and voluntary products, on both individual and group bases, as well as provide certain fee-based services. These products and services, which can be sold stand-alone or combined with other coverages, help employers of all sizes attract and retain the talented and capable workforce they need to succeed while protecting the incomes and livelihood of their employees. We believe employer-sponsored benefits are the most effective way to provide workers with access to information and options to protect their financial stability. Working people and their families, particularly those at lower and middle incomes, are perhaps the most vulnerable in today's economy yet are often overlooked by many providers of financial products and services. For many of these workers and families, employer-sponsored benefits are the primary defense against the potentially catastrophic financial impact of death, illness, or injury.

We have established a corporate culture consistent with the social value of our products and services. We see important links between the obligations we have to all of our stakeholders, and we place a strong emphasis on operating with integrity and contributing to positive change in our communities. Accordingly, we are committed not only to meeting the needs of our customers who depend on us, but also to being accountable for our actions through sound and consistent business practices, a strong internal compliance program, a comprehensive risk management strategy, and an engaged employee workforce.

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

Reportable Segments

Our reportable segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate. The percentage of consolidated premium income generated by each reportable segment for the year ended December 31, 2024 is as follows:

Unum US	65.6%
Unum International	9.0
Colonial Life	17.0
Closed Block	8.4
Total	100.0%

Financial information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Unum US Segment

Our Unum US segment is comprised of group disability, group life and accidental death and dismemberment, and supplemental and voluntary lines of business. The group disability line of business includes long-term and short-term disability, medical stop-loss, and fee-based service products. The supplemental and voluntary line of business includes voluntary benefits, individual disability, and dental and vision products. Unum US products are issued primarily by Unum America, Provident, Starmount, and Unum Insurance Company. These products, excluding medical stop-loss which is no longer marketed as of the third quarter of 2024, are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. Our market strategy for Unum US is to effectively deliver an integrated offering of employee benefit products in the group core market, which we define for Unum US as employee groups with fewer than 2,000 employees, the group large case market, and the supplemental and voluntary market.

The percentage of Unum US segment premium income generated by each product line during 2024 is as follows:

Group Disability	46.1%
Group Life and Accidental Death & Dismemberment	28.6
Voluntary Benefits	12.8
Individual Disability	8.2
Dental and Vision	4.3
Total	100.0%

Group Long-term and Short-term Disability

We sell group long-term and short-term disability products to employers for the benefit of employees.

Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. We offer services to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 65 and 70, or recovers from the disability. The benefits are limited to specified maximums as a percentage of income. Also included in our long-term disability product line is our medical stop-loss product, which is no longer actively marketed as of the third quarter of 2024. As our medical stop-loss contracts were renewable on an annual basis, no medical stop-loss policies will remain in-force as of the third quarter of 2025. This product was designed to protect self-insured employers if their employees' medical claims exceed certain agreed upon thresholds.

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

Premiums for group long-term and short-term disability are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. In some cases, coverage for large employers will include retrospective experience rating provisions or will be underwritten on an experience-rated basis. Premiums for experience-rated group long-term and short-term disability business are based on the expected experience of the client given its demographics, industry group, and location, adjusted for the credibility of the specific claim experience of the client. Both group long-term and short-term disability are sold primarily on a basis permitting periodic repricing to address the underlying claims experience. Fees for our leave management services and ASO business are generally based on the number of covered employees and an agreed-upon per-employee, per-month rate. Premiums for our medical stop-loss product were generally based on the number of covered employees in self-insured employer groups and their estimated overall health risk plus provisions for administrative expenses, and profit.

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

Profitability of group long-term and short-term disability insurance is affected by sales, persistency, investment returns, claims experience, and the level of administrative expenses. Morbidity is an important factor in disability claims experience, and many economic and societal factors can affect claim incidence for disability insurance. We routinely make pricing adjustments on our group long-term and short-term disability insurance products, when contractually permitted, which take into account emerging experience and external factors.

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

Premiums are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience and published industry tables. Our underwriters may evaluate the medical condition of prospective policyholders prior to the issuance of a policy on a simplified basis. However, underwriting requirements are often waived for cases that meet certain criteria, including participation levels. Individual voluntary benefits products other than life insurance are offered on a guaranteed renewable basis which allows us to reprice in-force policies, subject to regulatory approval. Group voluntary benefits products are offered primarily on an optionally renewable basis which allows us to reprice or terminate in-force policies.

Profitability of voluntary benefits products is affected by the level of employee participation, persistency, investment returns, mortality and other claims experience, and the level of administrative expenses.

Individual Disability

Individual disability products are offered primarily to multi-life employer groups to supplement their group disability plans and may be funded by the employer, but the majority of our individual disability policies are entirely owned by the employee and are portable. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. The benefits, including the underlying group disability coverage, typically range from 30 percent to 75 percent of the insured's monthly earned income. We provide various options with respect to length of benefit periods, product features, and waiting periods before benefit payments begin, which permit tailoring of the multi-life plan to a specific employer's needs. We also market individual disability policies which include payments for the transfer of business ownership between partners and payments for business overhead expenses, also on a multi-life basis. Individual disability products do not provide for the accumulation of cash values.

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

The percentage of Unum International segment premium income generated by each product line during 2024 is as follows:

Unum UK
Group Long-term Disability	44.0%
Group Life	22.3
Supplemental	17.4
Unum Poland	16.3
Total	100.0%

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

Colonial Life Segment

Our Colonial Life segment includes the accident, sickness, and disability product line, life product line, and cancer and critical illness product line. Products are issued primarily by Colonial Life & Accident Insurance Company and marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agent sales force and brokers. Our market strategy for Colonial Life is to effectively deliver a broad set of voluntary products and services in the public sector and in the commercial sector, with a particular focus on the core market, which we define for Colonial Life as accounts with fewer than 1,000 employees.

Our underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy on a simplified basis. Underwriting requirements may be waived for cases that meet certain criteria, including participation levels.

The percentage of Colonial Life segment premium income generated by each product line during 2024 is as follows:

Accident, Sickness, and Disability	54.3%
Life	25.7
Cancer and Critical Illness	20.0
Total	100.0%

Accident, Sickness, and Disability

The accident, sickness, and disability product line consists of short-term disability policies, accident-only policies providing benefits for injuries on a specified loss basis, and our dental and vision policies. It also includes accident and health policies which cover events such as hospital admissions, confinement, and surgeries.

Premiums are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience and published industry tables. Premiums are primarily individual guaranteed renewable which allows us to change premiums on a state by state basis. Some policies are written on a group basis which are offered primarily on an optionally renewable basis which allows us to reprice or terminate in-force policies. Premiums for our dental and vision products are guaranteed renewable with rates that vary by age and region.
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

Premiums are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience and published industry tables. Premiums are primarily individual guaranteed renewable wherein we have the ability to change premiums on a state by state basis. Some policies are written on a group basis and are offered primarily on an optionally renewable basis which allows us to reprice or terminate in-force policies.

Profitability of these products is affected by the level of employee participation, persistency, investment returns, mortality and other claims experience, and the level of administrative expenses.

Closed Block Segment

Our Closed Block segment consists of group and individual long-term care and other insurance products no longer actively marketed. Closed Block segment premium income for 2024 was comprised of approximately 79 percent group and individual long-term care and 21 percent other insurance products.

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

Other

Other insurance products not actively marketed include individual disability, group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. The majority of these products have been reinsured, with approximately 84 percent of reserves at December 31, 2024 ceded to other insurance companies.

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

In general, the maximum amount of life insurance risk retained by our U.S. insurance subsidiaries under group or individual life or group or individual accidental death and dismemberment policies during 2024 was $1 million per covered life per policy. The retention amount remains at $1 million for 2025. For Unum Limited life insurance risk, during 2024 we had reinsurance agreements which provided 20 percent quota share coverage up to £500 thousand per covered life for group lump sum benefits, as well as 100 percent coverage per covered life above that amount. For Unum Limited, during 2025, we have reinsurance agreements which provide 15 percent quota share coverage for group lump sum benefits up to £500 thousand per covered life as well as 80 percent coverage per covered life for benefits above £500 thousand up to £2 million. For Unum Limited, in both 2024 and 2025, we have reinsured 100 percent of benefits in excess of £2 million for both group dependents and lump sum benefits.

We have global catastrophic reinsurance coverage which covers all Unum Group insurance companies and includes four layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regard to a catastrophic event. Each layer provides coverage for catastrophic events, including most acts of war and any type of terrorism. As of December 31, 2024, we had up to $1 million of coverage per person per policy for each U.S. and Poland covered line of business, and up to £2 million of coverage for each U.K. covered line of business. Effective January 1, 2025, we have up to $4 million of coverage per person for each U.S. and Poland covered line of business, and up to £2 million of coverage for each U.K. covered line of business. We have the following coverage for 2025, after a $150 million deductible:

Layer	Coverage Layer (in millions)	Percent Coverage	Coverage (in millions)
First	$100.0	50.0%	$50.0
Second	100.0	55.0	55.0
Third	150.0	55.0	82.5
Fourth	300.0	55.0	165.0
Total Catastrophic Coverage			$352.5

In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, intercompany reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. Unum Limited has the following additional coverage for 2025, after a £77.5 million deductible:

Layer	Coverage Layer (in millions)	Percent Coverage	Coverage (in millions)
First	£38.8	25.0%	£9.7
Second	77.6	50.0	38.8
Total Catastrophic Coverage			£48.5

Unum Poland had additional global catastrophic reinsurance coverage of up to zł 100 million per event, or up to zł 200 million for the year, with a maximum retention limit of zł 2 million in 2024 and 2025. Insurable events included passive war, as well as nuclear, chemical, biological and other forms of terrorism.

Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

We exited a substantial portion of our Closed Block individual disability product line through two phases of a reinsurance transaction with Commonwealth Annuity and Life Insurance Company (Commonwealth) in December 2020 and March 2021. As a part of the transaction, Provident, Paul Revere Life, and Unum America (the ceding companies), each finalized separate reinsurance agreements with Commonwealth to reinsure, on a coinsurance and modified coinsurance basis, a substantial portion of the Closed Block individual disability business. Commonwealth established and maintains collateralized trust accounts for the benefit of the ceding companies to secure its obligations under the reinsurance agreements.

Also in December 2020, Provident Life and Casualty Insurance Company (PLC), a wholly-owned domestic insurance subsidiary of Unum Group, entered into, and subsequently amended in March 2021, an agreement with Commonwealth whereby PLC will provide a 12-year volatility cover to Commonwealth for the active life cohort (ALR cohort) ceded as a part of the reinsurance transaction described above. At the end of the 12-year coverage period, Commonwealth will retain the risk for the remaining incidence and claims risk on the ALR cohort of the ceded business. Under this volatility cover, annual settlements will be made equal to the difference between the actual and estimated cash flows and reserve changes during the year. Upon expiration of the 12-year period, a terminal settlement will be made based on the final reserves for the ALR cohort. Due to the nature of the volatility cover, the ALR cohort is accounted for under the deposit method on a U.S. generally accepted accounting principles (GAAP) basis.

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

In 2024, we ceded 20 percent of the risk for certain blocks of recently issued Unum US individual disability policies, as well as some related claims development risk on a non-proportional modified coinsurance basis with a provision for experience refunds. This agreement terminated effective January 1, 2025. Effective January 1, 2025, we ceded 30 percent of the risk for most of our recently issued Unum US individual disability policies. This agreement is on a coinsurance with funds withheld basis with a provision for experience refunds. The new agreement allows us to more effectively manage capital in conformity with statutory accounting principles but does not meet insurance risk transfer in accordance with applicable GAAP and therefore will not be accounted for as reinsurance in our consolidated GAAP financial statements.

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

The liabilities for future policy benefits reported in our financial statements contained herein are calculated in conformity with GAAP and differ from those specified by the laws of the various states and reported in the statutory financial statements of our insurance subsidiaries. These differences result from the use of mortality and morbidity tables which we believe are more representative of the expected experience for these policies than those required for statutory accounting purposes and also result from differences in actuarial reserving methods and interest rate assumptions.

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

Ratings

A.M. Best Company (AM Best), Fitch Ratings (Fitch), Moody's Ratings (Moody's), and S&P Global Ratings (S&P) are among the third parties that assign issuer credit ratings to Unum Group and financial strength ratings to our insurance subsidiaries. Issuer credit ratings reflect an agency's opinion of the overall financial capacity of a company to meet its senior debt obligations. Financial strength ratings are specific to each individual insurance subsidiary and reflect each rating agency's view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of the insuring entity and its ability to meet its obligations to policyholders. Both the issuer credit ratings and financial strength ratings incorporate quantitative and qualitative analyses by rating agencies and are routinely reviewed and updated on an ongoing basis.

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

Competition

There is significant competition among insurance companies for the types of products we sell. We are operating in a dynamic competitive environment of both traditional and non-traditional competitors, with changes in product offerings, enrollment services, and technology solutions. We believe that the principal competitive factors affecting our business are quality of the customer experience regarding service and claims management, integrated product choices, enrollment capabilities, connections to third party platforms, deep integration with human capital management systems, price, financial strength ratings, and a solution to allow customers to comply with the changing laws and regulations related to family medical leave benefits.

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

Insurance Regulation and Oversight

Our U.S. insurance subsidiaries are subject to regulation and oversight by insurance regulatory authorities in the jurisdictions in which they do business. State insurance regulators in the U.S. generally have broad powers with respect to all aspects of the insurance business, including the power to: license and examine insurance companies; regulate and supervise sales practices and market conduct; license agents and brokers; approve policy forms; approve premium rates and subsequent increases thereon for certain insurance products; establish reserve requirements and solvency standards; place limitations on shareholder dividends; prescribe the form and content of required financial statements and reports; regulate the types and amounts of permitted investments; regulate the use and disclosure of personal information; and regulate reinsurance transactions. Our U.S. insurance subsidiaries are examined periodically by their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters, such as reserve adequacy and investment management, as well as market conduct issues, such as sales practices, including the content and use of advertising materials and the licensing and appointing of agents and brokers, and underwriting, claims, and customer service practices, but they can and have covered other subjects, such as corporate governance and cybersecurity. Examinations by non-domestic states typically focus on market conduct. Our U.S. insurance subsidiaries are also subject to assessments by state insurance guaranty associations to cover the proportional cost of insolvent or failed insurers.

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

The NAIC has also developed a group capital calculation (GCC) intended to be used by U.S. regulators as a tool to assess the risks and financial position of insurance groups, including any non-insurance subsidiaries. The NAIC amended the Model Holding Company Act and Regulation to adopt the GCC and implement an annual GCC filing requirement. Our lead state regulator, the Maine Bureau of Insurance (MBOI), adopted the NAIC GCC standards and we submit our GCC report to the MBOI annually. These standards have not had an impact on our capital management.

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

The PRA has statutory requirements, including capital adequacy and liquidity requirements and minimum solvency margins, to which Unum Limited must adhere as part of the provisions of U.K. Solvency II, the system of prudential regulation applying in the U.K., which prescribes capital requirements and risk management standards.  Our U.K. holding company is also subject to the U.K. Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum UK Solvency II Group), which includes Unum Limited, are subject to group and individual supervision under U.K. Solvency II.  The Unum UK Solvency II Group received approval from the PRA to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief which applies until January 2032.  For a number of years, the U.K. government has been reviewing the regulatory U.K. Solvency II framework, including transferring the requirements into the PRA Rulebook, which contains rules made and enforced by the PRA, and other policy materials. While this process led to favorable impacts on the solvency position of our U.K. business in earlier reporting periods, the completion of the review at December 31, 2024 did not have any further material impacts on the U.K. business solvency position.

See further discussion in "Risk Factors" contained herein in Item 1A and "Executive Summary," "Liquidity and Capital Resources" contained herein in Item 7 and Note 18 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Insurance Holding Company Regulation

We and our U.S. insurance subsidiaries, excluding our captive reinsurer, are subject to regulation under the insurance holding company laws in the states in which our insurance subsidiaries are domiciled, which currently include Maine, Massachusetts, New York, South Carolina, and Tennessee. These laws generally require each insurance company that is domiciled in the state and a member of an insurance holding company system to register with the insurance department of that state and to furnish at least annually financial and other information about the operations of companies within the holding company system, including information concerning capital structure, ownership, management, financial condition, and certain intercompany transactions. Transactions between an insurer and affiliates in the holding company system generally must be fair and reasonable and, if material, require prior notice and approval by the domiciliary state insurance regulator.

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

Tax Regulation

We are subject to income, employment, premium, excise and other taxes related to both our U.S. and our foreign operations. In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. It imposed a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period. Our Company is an applicable corporation, but we do not have a CAMT liability as of December 31, 2024 or December 31, 2023. We do not expect that any CAMT incurred in the future would impact earnings since it would be offset with a credit toward regular income tax in subsequent years. We continue to monitor the ongoing guidance issued by the United States Treasury. The IRA also imposed a one percent excise tax on the fair market value of corporate stock repurchases effective January 1, 2023.

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

The Organization for Economic Co-operation and Development has established model rules to ensure a minimum level of tax of 15 percent (Pillar Two) for multinational companies. Several jurisdictions, including the U.K., Poland, and Ireland, have adopted Pillar Two for tax years beginning in 2024. Legislation enacted thus far as a result of Pillar Two is not expected to materially impact the Company.

Federal, foreign, and state tax laws and regulations are subject to change, and any such change could materially impact our federal, foreign, or state taxes and affect profitability as well as capital levels in our insurance subsidiaries.

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

Regulatory focus on the risks, opportunities, and impacts posed by climate change is increasing, with some regulators now requiring that the Company integrate consideration of these items into our disclosure, governance and risk management frameworks, which may subject us to increased costs. Other regulators have attempted to limit the types of factors that can be incorporated into investment decisions. With respect to disclosure requirements, California adopted climate-related financial risk and emissions-related reporting requirements in 2023 which applies to the Company. Additionally, the EU Corporate Sustainability Reporting Directive (CSRD) requires in-scope companies to report on financial risks due to sustainability-related issues as well as companies’ impacts on society and the environment. Unum Poland is in scope for the first phase of CSRD. In March 2024, the SEC finalized rules on material climate-related disclosures, though these rules are subject to stay pending judicial review. We expect regulatory activity in this area, including the potential for conflicting regulations, to continue.

U.S. and international insurance regulators continue to focus on insurers’ use of artificial intelligence (AI), automated decision-making technologies, and external consumer data. For example, numerous states have adopted the NAIC’s Model Bulletin regarding the Use of Artificial Intelligence Systems by Insurers, other states have issued their own regulations governing insurance company use of AI, and the European Union's Artificial Intelligence Act has come into effect. Additionally, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee has established a Third-Party Data and Models (H) Task Force responsible for developing and proposing a framework for the regulatory oversight of third-party data and predictive models. These laws and regulations generally focus on companies developing a risk management framework for privacy and data protection and protection against unfair discrimination. We expect further regulatory activity in this area, including potential regulations governing individual rights with respect to the usage of AI.

We continuously monitor federal, state, and foreign legislative and regulatory developments to understand their potential impact on our profitability, capital, and resources.

For further discussion of regulation, refer to "Risk Factors" contained herein in Item 1A.

Geographic Areas

Adjusted operating revenue, which excludes net investment gains and losses, for our Unum International segment was approximately 8 percent of our consolidated adjusted operating revenue in 2024, approximately 8 percent in 2023, and approximately 7 percent in 2022. As of December 31, 2024, total assets equaled approximately 5 percent of consolidated assets and total liabilities equaled approximately 5 percent of consolidated liabilities for our Unum International segment. Fluctuations in the U.S. dollar relative to the local currencies of our Unum International segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further discussion of fluctuations in foreign currency exchange rates. See "Reportable Segments" contained herein in this Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Note 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum International's operating results.

Human Capital Resources

Human Capital

The Company is built on the promise of helping the working world thrive throughout life’s moments, an inspiring purpose that requires harnessing the creativity and energy of our employees. As of December 31, 2024, we employed 11,063 employees, of which approximately 10,833 are full-time employees. Approximately 85 percent of our employees are in the United States, and the remaining 15 percent are international.

We continue to have a hybrid office schedule with employees in an office for a specified number of days each week. This approach supports our focus on customers and commitment to building a workplace where everyone feels welcome, valued and supported. Our international locations each continue to follow their established strategies based on their local environment.

Compensation and Benefits

We provide compensation and benefits programs which support our employees’ health, wealth, and life. In addition to competitive pay, other programs (which vary by country/region) include: annual bonus and employee recognition; stock awards and stock purchase plans; life, medical, pharmacy and health reimbursement accounts; telehealth and preventive services; dental, vision, voluntary benefits and disability insurance; tuition assistance; 401(k) plan, an industry-leading emergency savings program, financial education and planning support; student debt relief; back-up and emergency care services; employee assistance program and family building resources; digital behavioral health support; paid time off and paid holidays; paid caregiver and parental leave; virtual stress management resources; onsite and virtual fitness memberships and subsidized healthy food options.

Inclusive Workplace

Our purpose of helping the working world thrive throughout life's moments starts with our workforce. The unique perspectives, experiences, and backgrounds of our employees empower us to better serve our customers, communities, and one another.  Unum is committed to a culture of inclusivity and belonging for all our employees across our enterprise. We strive to be a welcoming community for all people to be their authentic selves. Our programming and vibrant employee networks that are open to the entire workforce remain focused on helping us live up to our purpose and corporate values.

Our ongoing success is dependent on our capacity to attract, nurture, and retain top-tier talent. Our programming, training and hiring practices help us reach candidates with a wide array of personal and professional experiences and talents. Among our 11,063 employees, 65 percent identify as female, and 20 percent, excluding Poland, identify as members of an ethnic or racially diverse group.

Learning and Development

We are committed to supporting the growth and development of our workforce, ensuring employees are engaged and skilled to support not only Unum’s growth but also their own.

Employees have access to a portfolio of skills and career development offerings to support their growth. We offer robust operational training programs, targeted skill development programs, career development resources, tools and workshops, dedicated learning time and on-demand skill building resources. We also offer tuition reimbursement benefits, in role leadership development programs, and multi-year rotational programs.

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

Name	Age	Position
Richard P. McKenney	56	President and Chief Executive Officer and a Director
Steven A. Zabel	56	Executive Vice President, Chief Financial Officer
Elizabeth C. Ahmed	50	Executive Vice President, People and Communications
Timothy G. Arnold	62	Executive Vice President, Voluntary Benefits and President, Colonial Life
Lisa G. Iglesias	59	Executive Vice President, General Counsel
Martha D. Leiper	62	Executive Vice President, Chief Investment Officer
Christopher W. Pyne	55	Executive Vice President, Group Benefits
Mark P. Till	57	Executive Vice President and CEO, Unum International

Mr. McKenney became President in April 2015 and Chief Executive Officer in May 2015, having served as Executive Vice President and Chief Financial Officer from August 2009 until April 2015. Before joining the Company in July 2009, Mr. McKenney served as Executive Vice President and Chief Financial Officer of Sun Life Financial Inc., an international financial services company, from February 2007.

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

Ms. Iglesias was named Executive Vice President, General Counsel upon joining the Company in January 2015. She served as Senior Vice President, General Counsel and Secretary of WellCare Health Plans, Inc., a managed care company, from February 2012 to December 2014.

Ms. Leiper was appointed Executive Vice President, Chief Investment Officer in October 2019. She joined the Company from USAA, a provider of financial services to the military community, where she served as Senior Vice President, Corporate Finance and Enterprise Money Movement from October 2016 to October 2019. Ms. Leiper has notified the Company of her plans to retire in April 2025, and a process is underway to help ensure a smooth transition following her departure.

Mr. Pyne was named Executive Vice President, Group Benefits in February 2020. He previously served as Senior Vice President, Growth Operations and Distribution from June 2018 to January 2020 and as Senior Vice President, Sales and Client Management from June 2011 to June 2018.

Mr. Till was named Executive Vice President and CEO, Unum International in April 2021, having served as Executive Vice President and CEO Designate, Unum International after joining the Company in February 2021. He served as Managing Director, Platform Solutions at Aegon, an international financial services organization, in the U.K. (Aegon UK) from July 2020 to January 2021, and as Managing Director, Digital Solutions from May 2018 to July 2020.

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

Historical results may not be indicative of future performance due to, among other things, changes in our mix of business, repricing of certain lines of business, or any number of economic cyclical effects on our business. Liabilities for future policy benefits, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by us using certain cash flow assumptions that are used in our actuarial and statistical procedures. Certain of these GAAP cash flow assumptions are also utilized in determining the amortization pattern for deferred acquisition costs (DAC). Actual experience may differ from our assumptions which would affect our earnings in current and future periods as a result of changes in the liability for future policy benefits and DAC. There can be no assurance that our liability for future policy benefits will be sufficient to fund our future liabilities in all circumstances. Future loss development may require the liability for future policy benefits to be increased, which would adversely affect earnings in current or future periods. Life expectancies may increase, which could lengthen the time a claimant receives disability or long-term care benefits and could result in a change in mortality assumptions and an increase in the liability for future policy benefits for these and other long-tailed products. Adjustments to the liability for future policy benefits or DAC amounts may also be required in the event of changes from the assumptions regarding future claim incidence rates, claim resolution rates, policyholder lapses, mortality, premium rate increases, claim costs, policy benefit offsets, including those for social security and other government-based welfare benefits, and interest rates used in calculating the liability for future policy benefits, which could have a material adverse effect on our results of operations or financial condition.

Disability Insurance

Disability insurance may be affected by a number of social, economic, governmental, competitive, and other factors. Changes in societal attitudes, such as work ethic, motivation, or stability, can significantly affect the demand for and underwriting results from disability products.

Both economic and societal factors can affect claim incidence and recoveries for disability insurance. Claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Claim incidence and claim recovery rates may also be influenced by the emergence of new infectious diseases or illnesses. Medical advances may continue to have an impact on claim duration, both favorable and unfavorable and also may have a favorable impact on claim incidence. The relationship between these and other factors and overall incidence is very complex and will vary due to contract design features and the degree of expertise within the Company to price, underwrite, and adjudicate the claims.

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

Long-term Care Insurance

Long-term care insurance, which we discontinued offering in 2012, but is guaranteed renewable, can be influenced by a number of demographic, medical, economic, governmental, competitive, and other factors, as well as the relative lack of historical data as compared to our other products, all of which can affect pricing activities and the establishment of our liability for future policy benefits. Long-term care insurance can be repriced to reflect adverse experience, but the repricing is subject to regulatory approval by our states of domicile and may also be subject to approval by jurisdictions in which our policyholders reside. The rate approval process can affect the length of time in which the repricing can be implemented, if at all, and the rate increases ultimately approved may be unfavorable relative to assumptions initially used to establish our liability for future policy benefits, which could result in unfavorable impacts to our financial position and results of operations. We monitor our own experience and industry studies concerning morbidity, mortality, and policyholder terminations to understand emerging trends.  Changes in actual experience relative to our expectations may adversely affect our profitability and the liability for future policy benefits.  To the extent mortality improves for the general population, and life expectancies increase, the period for which a claimant receives long-term care benefits may lengthen and the associated impact of advanced aging of policyholders may cause an increase in claims incidence. Medical advances may continue to have an impact on claim incidence and duration, both favorable and unfavorable. Due to the long duration of the product, the timing and/or amount of our investment cash flows are difficult to match to those of our maturing liabilities.

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

See "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 1, 6, 7, and 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

Another interest, or discount, rate is used in calculating the liability for future policy benefits. Our liability for future policy benefits is calculated using discount rate assumptions that are reflective of an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities. A decline in the single-A interest rate could have a material adverse effect on our financial statements.

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

Factors such as unemployment levels, consumer confidence levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, inflation, pandemics, and the threat of terrorism all affect the business and economic environment and, ultimately, the amount and profitability of our businesses. In particular, high levels of inflation could result in higher expenses and negatively affect the discretionary spending of our customers, which could result in lower sales. More generally, given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income, reduced consumer spending, and lower corporate earnings and investment, product sales and persistency may be adversely affected. Our premium growth may also be negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. In addition, during such periods we may experience higher claims incidence, longer claims duration, and/or an increase in policy lapses, any of which could have a material adverse effect on our results of operations or financial condition.

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

A default or an expected default results in the recognition of a current expected credit loss on the investment. A default may also adversely affect our ability to collect principal and interest due to us. The probability of credit downgrades and defaults increases when the fixed income markets experience periods of volatility and illiquidity.

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

The effectiveness and utilization of our derivative hedging programs may be affected by changes in forecasted cash flows, the economic environment, changes in interest rates, capital market volatility, non-performance by our counterparties, changes in the level of required collateral, or regulation, which may adversely affect our results of operations, financial condition, or liquidity.

We use derivative financial instruments to help us manage various risks related to our business operations including interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, credit risk, and equity risk. Factors associated with derivative financial instruments could adversely affect our results of operations, financial condition, or liquidity. Ineffectiveness of our hedges due to changes in expected future events, such as the risk created by uncertainty in the economic environment, changes in forecasted cash flows, or if our counterparties fail or refuse to honor their obligations under these derivative instruments, may have a material adverse effect on our results of operations or financial condition. Capital market turmoil may result in an increase in the risk of non-performance by our counterparties, many of which are financial institutions. Non-performance by our counterparties may force us to unwind hedges, and we may be unable to replace the hedge, thereby leaving the risk unhedged. Under the terms of our hedging contracts, we are required to post collateral, which may adversely affect our liquidity and could subject us to the credit risk of the counterparty to the extent it holds such collateral. Sustained periods of elevated interest rates may require a higher level of collateral to be posted to our counterparties, which also may have an adverse effect on our liquidity. Changes in regulations may have an adverse effect on our ability to execute hedging strategies due to the increased economic cost of derivatives, primarily as a result of more restrictive collateral requirements.

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

See "Liability for Future Policy Benefits" contained herein in Item 1, "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, "Interest Rate Risk" contained herein in Item 7A, and Notes 1, 2, 3, 4, 11, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

Although we have access to significant amounts of liquidity, which include a credit facility, Federal Home Loan Bank (FHLB) arrangements, and the ability to liquidate certain investments, it may be insufficient or even inaccessible if we are not in compliance with required covenants under our borrowing arrangements or if the associated lenders are unable to provide funds. In addition, if investment markets become illiquid or severely impaired, we may be unable to liquidate our investments in a timely and advantageous manner.

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

Our insurance subsidiaries are subject to extensive supervision and regulation in the United States and abroad. The primary purpose of insurance regulation is to protect policyholders, not stockholders. To that end, regulatory authorities, including state insurance departments in the United States, the FCA and PRA in the United Kingdom, and the KNF in Poland have broad administrative powers over many aspects of the insurance business, including requiring various licenses, permits, authorizations, or accreditations, which our insurance subsidiaries may not be able to obtain or maintain, or may be able to do so only at great cost. In addition, we and our insurance subsidiaries may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies and insurance holding companies. These laws and regulations can be complex and subject to differing interpretations and are regularly re-examined. Existing or future laws and regulations, and the manner in which they are interpreted or applied, may become more restrictive or otherwise adversely affect our operations. For example, they may restrict or prohibit the payment of dividends by our subsidiaries to us, restrict transactions between subsidiaries and/or between us and our subsidiaries, and may require contributions of capital by us to our insurance subsidiaries even if we are otherwise in compliance with stated requirements. Failure to comply with or to obtain appropriate exemptions under any applicable laws or regulations could result in restrictions on the ability of our insurance subsidiaries to do business in one or more of the jurisdictions in which they operate and could result in fines and other sanctions, which may have a material adverse effect on our business or results of operations.

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

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our insurance subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. For instance, the NAIC or state regulators may adopt further revisions to statutory reserving standards or the RBC formula, the PRA may revise its capital adequacy requirements and minimum solvency margins, the IAIS may adopt capital requirements to which we could be subject, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital contributions by us to our insurance subsidiaries. Increased financial services regulation, which could include activities undertaken by the NAIC and regulatory authorities in the U.K., Poland, and the EU may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries. The U.K. government has been reviewing the regulatory U.K. Solvency II framework including transferring the requirements into the PRA Rulebook, which contains rules made and enforced by the PRA, and other policy materials. While this process led to favorable impacts on the solvency position of our U.K. business in earlier reporting periods, the completion of the review at December 31, 2024 did not have any further material impacts on the U.K. business solvency position. The U.K.'s Financial Ombudsman Service, which was established to help settle disputes between consumers and businesses providing financial services, and the FCA, which has rule-making, investigative, and enforcement powers to protect consumers, may hamper our ability to do business, which could have a material adverse effect on our U.K. operations.

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

Changes in U.S. programs such as healthcare reform, the continued emergence of paid family and medical leave legislation, and financial services sector reform may compete with or diminish the need or demand for our products, particularly as it may affect our ability to sell our products through employers or in the workplace. The U.S. social security disability insurance program may not be sustainable, which may adversely affect the level of our disability claim payments and liability for future policy benefits. Legislative changes related to pension funding requirements could negatively impact our cash flows from operations and our profitability.

Changes in tax laws and other regulations or interpretations of such laws or regulations could unfavorably impact our corporate taxes and statutory surplus. In addition, changes in tax laws could make some of our products less attractive to consumers.

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

Unum Group depends on capital from its subsidiaries to meet its obligations and pay dividends. The ability of our subsidiaries to transfer capital to Unum Group may be impaired by adverse financial results or a change in capital requirements. Accordingly, internal sources of capital and liquidity may not always be sufficient. If we need to seek external capital, adverse market conditions may affect our access to capital or our cost of capital.

Unum Group is a holding company for insurance and other subsidiaries and has limited operations of its own. Our insurance subsidiaries are subject to insurance laws and regulatory limitations on the payment of dividends and on other transfers of assets to affiliates, including to Unum Group. The level of earnings and capital in our subsidiaries, as well as business conditions and rating agency considerations, could impact our insurance and other subsidiaries' ability to pay dividends or to make other transfers to Unum Group, which could impair our ability to pay dividends to Unum Group's common stockholders, meet our debt and other payment obligations, and/or repurchase shares of Unum Group's common stock.

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

If our financial results are unfavorable, we may need to increase our capital in order to maintain our credit ratings or satisfy regulatory requirements. Maintaining appropriate levels of statutory surplus is considered important not only by us but by insurance regulatory authorities in the U.S., the PRA in the U.K., the KNF in Poland, and the rating agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by regulatory authorities, or a downgrade by the rating agencies. Need for additional capital may limit a subsidiary's ability to distribute dividends to our holding companies.

Obtaining financing for even a small amount of capital could be challenging in unfavorable market conditions and during periods of economic uncertainty. The markets may exert downward pressure on availability of liquidity and credit capacity for certain issuers. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, and the possibility that customers or lenders could develop a negative perception of our financial prospects. Similarly, our access to capital may be impaired if regulatory authorities or rating agencies take negative actions against us. Raising capital in unfavorable market conditions could increase our interest expense or negatively impact our shareholders through increased dilution of their common stock in Unum Group.

We maintain our credit facility as a potential source of liquidity. Our right to borrow funds under this facility is subject to financial covenants, negative covenants, and events of default. Our ability to borrow under this facility is also subject to the ability of the lenders to provide funds. Our failure to comply with the covenants in the credit facility or the failure of lenders to fund their lending commitments would restrict our ability to access the facility when needed, with a resulting adverse effect on our results of operations, financial condition, or liquidity.

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

Our actions to incorporate sustainability standards may not meet expectations of investors, regulators, customers, employees, and other stakeholders.

Investors, regulators, current and prospective customers, employees, and other stakeholders may evaluate our business according to certain sustainability standards and expectations. To help monitor and meet stakeholder expectations, we developed a corporate sustainability strategic framework. Our framework aims to create long-term value for stakeholders by implementing strategically aligned business practices that incorporate sustainability factors, with a focus on accelerating our efforts around responsible investments, inclusive products and services, and reducing environmental impact. We consider environmental and social factors in fundamental analysis of our investments because we believe they are important for analyzing the long-term risk-reward characteristics of an investment. As our framework matures and we continue to integrate sustainability standards in coordination with other business priorities, our sustainability-related efforts may not prove completely effective or may not satisfy our key stakeholders. Additionally, local, national, and international governments and regulators have passed and are likely to continue to propose new sustainability-related rules that would apply to our business, including regulations focused on increased climate-related disclosures and management of investment portfolios. Such regulations may require the development of new processes and controls that may be complex and result in increases in expenses to ensure compliance, or they may run counter to our corporate sustainability strategic framework, conflict with other regulations that apply to us, or cause us to forgo business opportunities. Stakeholder sustainability-related expectations may increase in the short, medium, and long term and may affect our business, and they may also subject us to scrutiny leading to operational, reputational, or legal challenges.

See "Liability for Future Policy Benefits", "Competition", "Regulation" and "Ratings" contained herein in Item 1, "Executive Summary" and "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources" contained herein in Item 7, and Notes 1, 6, 9, 10, 16, and 18 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

In the event of a disaster such as a natural catastrophe, an epidemic, a pandemic, a cyber attack, cybersecurity breach or other information technology systems failure, a terrorist attack, or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our information technology systems and destroy valuable data or result in a significant failure of our internal control environment. In addition, in the event that a significant number of our employees were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised.

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

Our use of artificial intelligence technology, as well as changes in artificial intelligence laws and regulations, could lead to regulatory noncompliance, operational risk, and competitive challenges.

We currently use, and expect to continue using, artificial intelligence (AI), including generative AI, in support of our products, services, and critical business functions, either through technology we develop or technology developed and maintained by third parties. This increased reliance on AI, coupled with the fact that the laws and regulations governing the use of AI are still in a relatively early stage of development, may increase regulatory or operational risks discussed elsewhere in this section or create new regulatory or operational risks we are not currently anticipating. We or others that we rely on may misuse AI or external data or fail to comply with regulatory requirements, or there may be conflicting interpretations of the requirements, which could expose us to legal or regulatory risk, subject us to adverse regulatory examinations or audits, damage customer relationships or cause reputational harm. Our development and use of AI could increase the risk or impact of business interruption or a cybersecurity incident. Threat actors may use AI maliciously against us, which may result in reputational or financial harm, or subject us to legal or regulatory risk. These risks are increased by the relative speed at which the technology is being developed and adopted. At the same time, our failure to adopt AI technology quickly enough could put us at a competitive disadvantage.

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

The use and reliance on third-party vendors, including vendors providing web and cloud-based applications, may disrupt our business, and impact our ability to access data.

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

See "Regulation" contained herein in Item 1,"Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A, and Note 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

Additionally, we engage an external firm to conduct an annual System and Organization Controls 2 Type 2 examination of certain cybersecurity controls. Our internal audit organization also provides independent assurance of the cybersecurity program through related audit engagements to complement external assessments and reviews. Additional third parties are engaged, as needed, to perform risk assessments, penetration testing, and other services related to cybersecurity. We rely on third-party cybersecurity software tools and services to enhance many of our cybersecurity functions, such as incident logging, network monitoring, security operations, and data loss prevention, among others. Additionally, we carry cybersecurity insurance to help reduce financial risk posed by cybersecurity incidents.

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

ITEM 2. PROPERTIES

As of December 31, 2024, we owned office space comprised of five campuses located in Chattanooga, Tennessee; Portland, Maine; Columbia, South Carolina; Baton Rouge, Louisiana; and Dorking in the United Kingdom. In addition, as of December 31, 2024, we leased office space in various locations throughout the United States, the United Kingdom, Ireland, and Poland. Substantially all of the properties owned or leased are used by one or more of our reportable segments, depending on the location. We believe our properties and facilities are suitable and adequate for current operations.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is UNM. Quarterly dividends declared and paid per share of common stock are as follows:

2024
4th Quarter	$0.420
3rd Quarter	0.420
2nd Quarter	0.365
1st Quarter	0.365

2023
4th Quarter	$0.365
3rd Quarter	0.365
2nd Quarter	0.330
1st Quarter	0.330

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

As of February 25, 2025, there were 7,052 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2024.

	(a) Total Number of Shares Purchased (3) (4)	(b) Average Price Paid per Share (1) (3) (4)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2) (3) (4)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2) (3) (4)
October 1 - October 31, 2024	1,910,665	$68.11	1,910,665	$814,160,418
November 1 - November 30, 2024	3,751,168	72.55	3,751,168	493,160,418
December 1 - December 31, 2024	291,742	68.11	291,742	493,160,418
Total	5,953,575		5,953,575

(1) Excludes the cost of commissions and excise taxes.

(2) In July 2024, our board of directors authorized the repurchase of up to $1,000.0 million of Unum Group's outstanding common stock beginning on August 1, 2024. In February 2025, our board of directors authorized the repurchase of up to $1,000.0 million of Unum Group's outstanding common stock beginning on April 1, 2025. Concurrent with the announcement of the February 2025 repurchase program, we also announced the termination of the July 2024 program as of March 31, 2025, and any unused amounts under that program will expire as of that date. The repurchase program authorized in February 2025 has no scheduled termination date.

(3) In October 2024, we entered into an accelerated share repurchase agreement. As part of this transaction, we paid $150.0 million to a financial counterparty and received an initial delivery of 1,910,665 shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in December 2024, resulting in the delivery of 291,742 additional shares. In total, we repurchased 2,202,407 shares pursuant to the October 2024 accelerated share repurchase agreement.

(4) In November 2024, we entered into another accelerated share repurchase agreement. As part of this transaction, we paid $321.0 million to a financial counterparty and received an initial delivery of 3,751,168 shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in February 2025, resulting in the delivery to us of 673,119 additional shares. In total, we repurchased 4,424,287 shares pursuant to the November 2024 accelerated share repurchase agreement.

For information relating to compensation plans under which Unum Group's equity securities are authorized for issuance, see Item 12 contained herein. For information relating to our accelerated share repurchases and share repurchase programs, see Note 12 contained herein Item 8.

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

Executive Summary

2024 Operating Performance and Capital Management

For 2024, we reported net income of $1,779.1 million, or $9.46 per diluted common share, compared to net income of $1,283.8 million, or $6.50 per diluted common share, in 2023.

Included in our results for 2024 are:

•A net investment loss of $34.6 million before tax and $27.0 million after tax, or $0.14 per diluted common share;
•Amortization of the cost of reinsurance of $41.4 million before tax and $32.7 million after tax, or $0.17 per diluted common share;
•Non-contemporaneous reinsurance of $25.1 million before tax and $19.9 million after tax or $0.11 per diluted common share;
•A net reserve decrease related to assumption updates of $357.4 million before tax and $282.6 million after tax, or $1.50 per diluted common share; and
•A loss resulting from a legal settlement of $15.3 million before tax and $12.1 million after tax, or $0.06 per diluted common share.

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

Excluding these items, after-tax adjusted operating income for 2024 was $1,588.2 million, or $8.44 per diluted common share compared to $1,513.6 million, or $7.66 per diluted common share for 2023. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 7 for a reconciliation of these items.

Our Unum US segment reported income before income tax and net investment gains and losses of $1,582.8 million in 2024 compared to $1,484.3 million in 2023, which include the reserve assumption updates that occurred during the third quarters of 2024 and 2023. Excluding these items, our Unum US segment reported adjusted operating income of $1,439.2 million in 2024 compared to $1,355.5 million in 2023, primarily due to higher premium income as well as favorable benefits experience, primarily in our group life product line, partially offset by higher commissions. The benefit ratio, excluding the reserve assumption updates, for our Unum US segment for 2024 was 58.2 percent, compared to 59.8 percent in 2023. Unum US sales increased 6.5 percent in 2024 compared to 2023.

Our Unum International segment reported income before income tax and net investment gains and losses of $150.3 million in 2024 compared to $140.2 million in 2023, which include the reserve assumption updates during the third quarters of 2024 and 2023. Excluding these items, our Unum International segment reported adjusted operating income of $157.8 million in 2024 compared to $158.1 million in 2023. As measured in local currency, our Unum UK line of business reported adjusted operating income, which excludes the reserve assumption updates, of £117.8 million in 2024 compared to £124.6 million in 2023, primarily due to lower net investment income as well as unfavorable benefits experience in the group life and group long-term disability product lines, partially offset by higher premium income. The benefit ratio for our Unum UK line of business, excluding the reserve assumption updates, was 69.8 percent in 2024 compared to 69.0 percent in 2023. Unum International sales, as measured in U.S. dollars, increased 9.4 percent in 2024 compared to 2023. Unum UK sales, as measured in local currency, increased 6.6 percent in 2024 compared to 2023.

Our Colonial Life segment reported income before income tax and net investment gains and losses of $512.7 million in 2024 compared to $480.8 million in 2023, which include the reserve assumption updates during the third quarters of 2024 and 2023. Excluding these items, our Colonial Life segment reported adjusted operating income of $466.7 million in 2024 compared to $400.1 million in 2023, primarily due to favorable benefits experience and higher premium income, partially offset by higher commissions and amortization of deferred acquisition costs. The benefit ratio, excluding the reserve assumption updates, for Colonial Life was 47.7 percent in 2024 compared to 50.9 percent in 2023. Colonial Life sales decreased 1.4 percent in 2024 compared to 2023.

Our Closed Block segment reported income before income tax and net investment gains and losses of $246.6 million in 2024 compared to a loss before income tax and net investment gains and losses of $282.8 million in 2023, which include the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction, as well as the reserve assumption updates. Excluding these items, our Closed Block segment reported adjusted operating income of $137.8 million in 2024 compared to $164.9 million in 2023, primarily due to unfavorable benefits experience in our long-term care and all other product lines, partially offset by favorable net investment income. The net premium ratio for long-term care increased to 94.6 percent at December 31, 2024 from 93.5 percent at December 31, 2023.

A rising interest rate environment could positively impact our yields on new investments, but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact our yields on new investments, but could also reduce unrealized losses in our current holdings. As of December 31, 2024, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell nor any securities for which it is more likely than not that we will be required to sell before recovery in amortized cost. The net unrealized loss on our fixed maturity securities was $2.6 billion and $1.6 billion at December 31, 2024 and 2023, respectively, with the increase due primarily to an increase in U.S. Treasury Rates. The earned book yield on our investment portfolio for 2024 was 4.44 percent, which was generally consistent with a yield of 4.45 percent for 2023.

Additionally, a rising interest rate environment could result in reserve decreases while a declining interest rate environment could result in reserve increases, specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The change in discount rate assumptions on the liability for future policy benefits, net of reinsurance, due primarily to the increase in U.S Treasury rates during 2024, resulted in a decrease to the liability for future policy benefits, net of reinsurance, of approximately $2.3 billion.

We believe our capital and financial positions are strong. At December 31, 2024, the RBC ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 430 percent, which is above our long-term expectations. We repurchased 15.7 million shares of Unum Group common stock under our share repurchase program, at a cost of $979.3 million, which includes commissions, excise tax, and $80.3 million related to shares which settled in February 2025 in connection with the November 2024 accelerated share repurchase agreement during 2024. Our weighted average common shares outstanding, assuming dilution, equaled 188.1 million and 197.6 million for 2024 and 2023, respectively. As of December 31, 2024, Unum Group and our intermediate holding companies had available holding company liquidity of $1,987.0 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset backed securities.

Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction

On February 26, 2025, Unum America entered into a master transaction agreement with Fortitude Reinsurance Company Ltd. (Fortitude Re) which, subject to receipt of regulatory approvals and the satisfaction or waiver of other customary closing conditions, is expected to result in the execution of a coinsurance agreement (anticipated reinsurance agreement) during 2025.

This anticipated reinsurance agreement is to reinsure a portion of our Closed Block long-term care insurance business and a portion of our Unum US individual disability business on a coinsurance basis to Fortitude Re. The anticipated reinsurance agreement represents approximately 21 percent of total Closed Block long-term care future policy benefits and approximately 15 percent of Unum US individual disability future policy benefits as of December 31, 2024. The transaction is expected to result in approximately $430 million pre-tax ceding commission paid to Fortitude Re. Fortitude Re will establish and maintain a collateralized trust account for the benefit of Unum America to secure its obligations under the anticipated reinsurance agreement.

Immediately prior to entering into the anticipated reinsurance agreement with Fortitude Re, Unum America will recapture the aforementioned Closed Block long-term care business from Fairwind Reinsurance Company (Fairwind), an affiliated captive reinsurer, and assume the aforementioned Unum US individual disability business from Provident Life and Accident Insurance Company, an affiliate.

2024, 2023, and 2022 Reserve Assumption Updates

During the third quarters of 2024, 2023, and 2022, we completed our annual cash flow assumption review and updated certain of our assumptions used to develop the liability for future policy benefits. For more information see "Critical Accounting Estimates" included herein in this Item 7 as well as Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Loss on Legal Settlement

During the third quarter of 2024, we incurred a loss of $15.3 million before tax, or $12.1 million after tax, within our Corporate segment for the settlement of an employment-related matter. $4.9 million of the loss is recorded within compensation expense and $10.4 million of the loss is recorded within other expenses in the consolidated statements of income.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. The IRA imposed a new 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. Our company is an applicable corporation. We have not recorded any CAMT as of December 31, 2024. We do not expect that any CAMT incurred would impact earnings since it would be offset with a credit toward regular income tax in subsequent years. The IRA also imposed a one percent excise tax on fair market value of corporate stock repurchases after December 31, 2022. This excise tax is recorded as part of the cost basis of treasury stock and is assessed on the fair market value of stock purchases, reduced by the fair value of any shares issued during the period. We have recorded $8.3 million of excise tax in stockholders' equity, as part of the cost basis of treasury stock in 2024.

U.K. Tax Law Change

In June 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023.

Global Minimum Tax

The Organization for Economic Co-operation and Development (OECD) has established model rules to ensure a minimum level of tax of 15 percent (Pillar Two) for multinational companies. Several jurisdictions, including the United Kingdom, Ireland, and Poland have adopted Pillar Two beginning on or after December 31, 2023. We have not recorded material Pillar Two taxes as of December 31, 2024, and we do not expect material impacts in 2025. We will continue to monitor legislative developments.

Consolidated Company Outlook for 2025

We believe our strategy of providing financial protection products at the workplace puts us in a position of strength. We continue to fulfill our corporate purpose of helping the working world thrive throughout life’s moments by providing excellent service to people at their time of need. Our strategy remains centered on growing our core businesses through investing and transforming our operations and technology to anticipate and respond to the changing needs of our customers, expanding into new adjacent markets through meaningful partnerships, and effective deployment of our capital across our portfolio.

In 2024, we experienced increased earnings driven by the underlying strength of our business and expect positive operating trends in our core businesses to continue in 2025. The products and services we provide deliver significant value to employers, employees and their families, and we believe this will help drive sales and premium growth in 2025.

A rising interest rate environment could positively impact our yields on new investments but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact our yields on new investments but could also reduce unrealized losses in our current holdings. We also may continue to experience further volatility in miscellaneous investment income primarily related to changes in partnership net asset values as well as bond calls.

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

See "Executive Summary" contained herein in Item 7 and Notes 3, 6, 14, and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion regarding the items specified in the reconciliations below.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Year Ended December 31
	2024		2023		2022
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
Net Income	$1,779.1	$9.46	$1,283.8	$6.50	$1,407.2	$6.96
Excluding:
Net Investment Loss (net of tax benefit of $7.6; $7.8; $3.5)	(27.0)	(0.14)	(28.2)	(0.14)	(12.2)	(0.07)
Amortization of the Cost of Reinsurance (net of tax benefit of $8.7; $9.3; $10.6)	(32.7)	(0.17)	(34.8)	(0.18)	(39.7)	(0.20)
Non-Contemporaneous Reinsurance (net of tax benefit of $5.2; $7.3; $7.2)	(19.9)	(0.11)	(27.5)	(0.14)	(27.2)	(0.13)
Reserve Assumption Updates (net of tax expense (benefit) of $74.8; $(37.9); $51.2)	282.6	1.50	(139.3)	(0.70)	192.1	0.96
Loss on Legal Settlement (net of tax benefit of $3.2; $—; $—)	(12.1)	(0.06)	—	—	—	—
After-tax Adjusted Operating Income	$1,588.2	$8.44	$1,513.6	$7.66	$1,294.2	$6.40

* Assuming Dilution

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss," which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, the amortization of the cost of reinsurance, the impact of non-contemporaneous reinsurance, and reserve assumption updates, as well as certain other items as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Total Revenue	$12,887.3	$12,385.9	$11,984.1
Excluding:
Net Investment Loss	(34.6)	(36.0)	(15.7)
Adjusted Operating Revenue	$12,921.9	$12,421.9	$11,999.8

Income Before Income Tax	$2,251.3	$1,640.1	$1,750.0
Excluding:
Net Investment Loss	(34.6)	(36.0)	(15.7)
Amortization of the Cost of Reinsurance	(41.4)	(44.1)	(50.3)
Non-Contemporaneous Reinsurance	(25.1)	(34.8)	(34.4)
Reserve Assumption Updates	357.4	(177.2)	243.3
Loss on Legal Settlement	(15.3)	—	—
Adjusted Operating Income	$2,010.3	$1,932.2	$1,607.1

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

Liability for Future Policy Benefits

Liabilities for future policy benefits represent the cost of claims that we estimate we will eventually pay to our policyholders and the related expenses for our non interest-sensitive products. Liability for future policy benefits includes policy liabilities for claims not yet incurred and for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Liability for future policy benefits equaled $36.8 billion and $40.0 billion at December 31, 2024 and 2023, or approximately 72.2 percent and 74.6 percent of our total liabilities, respectively. Liability for future policy benefits ceded to reinsurers was $7.0 billion and $7.8 billion at December 31, 2024 and 2023, respectively, and are reported as a reinsurance recoverable in our consolidated balance sheets.

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

On a quarterly basis, cohort level cash flow measures are updated based on the emergence of actual experience. The updated cash flows, based on experience emergence and any assumption updates, are used to determine the updated net premiums, the portion of the gross premium required to provide for all benefits and expenses, excluding acquisition costs or any costs that are required to be charged to expense as incurred. The updated net premium ratio is used to calculate the updated liability for future policy benefits as of the beginning of year, at the original discount rate. To the extent the present value of future benefits and expenses exceeds the present value of future gross premiums, an immediate charge is recognized in net income, such that net premiums are set equal to gross premiums. Future policy benefit liabilities are floored at zero at the cohort level in situations where the liabilities for future policy benefits are less than zero. The change in the liability for future policy benefits, at the original discount rate, as of the beginning of the period, resulting from cash flow changes, including changes in cash flow assumptions, is reflected as the change in benefits - remeasurement gain or loss in the consolidated statements of income. The impact of all other changes in the liability for future policy benefits are reflected as policy benefits in the consolidated statements of income.

Key Assumptions

The calculation of the liability for future policy benefits involves numerous assumptions, but the primary assumptions used to calculate the liability are (1) the discount rate, (2) the claim resolution rate, (3) the claim incidence rate, and (4) policyholder lapse and mortality:

1.The discount rate, which is used in calculating the liability for future policy benefits, is the interest rate that we use to discount future cash flows including premium and claim payments to determine the present value. A higher discount rate produces a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. The original discount rates are initially set at the transition date of ASU 2018-12, which was January 1, 2021, for policies originally issued before the transition date, or at the policy issuance date, for policies issued on or after the transition date. For policies issued on or after the transition date, the original discount rate assumptions reflect an upper-medium grade (low-credit risk) fixed-income instrument yield based on the currency in which the liabilities are assumed and matched to the duration of the insurance liabilities. For all cohorts, the liability is then remeasured at each reporting period using the current discount rate reflective of an upper-medium grade fixed-income instrument. We primarily utilize a forward curve which is derived from the underlying spot curve using interpolation to develop an ultimate forward rate.

2.The claim resolution rate is the probability that a disability or long-term care claim will close due to recovery or death of the insured and it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in liabilities that are lower than they need to be to pay the claim benefits over time. Claim resolution assumptions involve many factors, including the cause of disability, the policyholder's age, the type of contractual benefits provided including benefit elections, and the time since initial disability. We primarily use our own claim experience to develop our claim resolution assumptions. These assumptions are established for the probability of death and the probability of recovery from disability. Our studies incorporate actual claim resolution experience over a number of years and consider any observed trends over the study period. We also consider any expected future changes in claim resolution experience.

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

Cash Flow Assumption Review

Our cash flow assumption reviews during the years ended December 31, 2024, 2023, and 2022 resulted in the following impacts to income before income tax as a result of updating certain assumptions related to the liability for future policy benefits:

	December 31
	2024	2023	2022
	(in millions of dollars)
Cash Flow Assumption Update Impacts to Income Before Income Tax

Unum US
Group Disability	$90.0	$121.0	$121.0
Group Life and Accidental Death and Dismemberment	13.0	—	34.0
Voluntary Benefits	(12.2)	10.4	17.0
Individual Disability	52.8	(2.6)	(1.2)
Total Unum US	143.6	128.8	170.8

Unum International	(7.5)	(17.9)	7.6

Colonial Life	46.0	80.7	55.2

Closed Block
Long-term Care	174.1	(368.1)	2.9
Closed Block - All Other	1.2	(0.7)	6.8
Total Closed Block	175.3	(368.8)	9.7

Total	$357.4	$(177.2)	$243.3

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

The cash flow assumption updates in our Closed Block segment were primarily driven by the long-term care product line which reduced our liability for future policy benefits by $174.1 million, due primarily to an increase to expected premium rate increase approvals within our existing premium rate increase program, partially offset by lower expected persistency on group policies.

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

2022 Significant Cash Flow Assumption Updates:

The cash flow assumption updates in our Unum US group long-term disability product line and our waiver of premium benefits for our Unum US group life product line reduced our liability for future policy benefits by $121.0 million and $34.0 million, respectively, due primarily to sustained improvement in claim recovery trends, partially offset by lower social security benefit offsets for our group long-term disability product line.

The cash flow assumption updates in our Colonial Life segment reduced our liability for future policy benefits by $55.2 million, due primarily to improvement in certain of our claim cost assumptions.

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

Sensitivity Analysis

We monitor our key assumptions and test the sensitivity of our liability for future policy benefits under a range of scenarios. This sensitivity analysis is completed at least annually and was last completed as of December 31, 2024 for our product lines with a higher level of estimation uncertainty and utilizes the liability for future policy benefits valued at the original discount rate. See "Quantitative and Qualitative Disclosures about Market Risk" contained herein in Item 7A for information regarding the sensitivity of the current discount rate used to remeasure the liability for future policy benefits at each reporting date.

In our estimation, scenarios based on certain variations in each of our assumptions for our Unum US group long-term disability product line could produce a change of approximately $100 million which represents 2.1 percent of our Unum US group disability liability for future policy benefits balance. Of the assumptions impacting the estimated change in the liability for future policy benefits, the largest contributor is the claim resolution rate for which we assumed a change of approximately 10 percent.

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

We also consider variability in our assumptions related to the long-term care liability for future policy benefits. In our estimation, scenarios based on certain variations in each of our assumptions could produce potential results as illustrated in the chart below. The liability for future policy benefits for long-term care is based upon a number of key assumptions, and each assumption has various factors which may impact the long-term outcome. Key assumptions with respect to active policy lapses and mortality, claim incidence and resolutions, and future premium rate increases must incorporate extended views of expectations for many years into the future. The liability for future policy benefits is highly sensitive to these estimates. Key assumptions and related impacts are also heavily interrelated in both their outcome and in their effects on the liability for future policy benefits. For example, changes in the view of morbidity and mortality might be mitigated by either potential future premium rate increases and/or morbidity improvements due to general improvement in health and/or medical breakthroughs. There is a potentially wide range of outcomes for each assumption and in totality. As a result, and given the size of the long-term care liability for future policy benefits in relation to the total liability for future policy benefits, our sensitivity analysis for long-term care reflects the potential impact to the present value of gross liability cash flows for future policy benefits for updates to our key assumptions. The sensitivity analysis related to our key assumptions for the long-term care liability for future policy benefits is as shown below. The impact of changes to these assumptions would partially be reflected in the period in which the assumptions are updated and partially across future periods. Given the significant changes in certain assumptions, the below sensitivity analysis was completed as of the beginning of the third quarter of 2024 at which point the most recent assumption update review occurred.

		PV Gross LFPB Cash Flows[1]
Long-Term Care Cash Flow Assumptions	Sensitivity	Unfavorable	Favorable
		(in millions of dollars)
Active Policy Lapses and Mortality	7.5%	$480	$450
Claim Incidence	3.0%	410	410
Claim Resolutions	2.0%	320	310
Morbidity/Mortality Improvement[2]	No Improvement/2x	1,010	1,030
Future Unapproved Premium Rate Increases	10.0%	100	100

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

As of December 31, 2024, approximately 11.7 percent of our fixed maturity securities were categorized as Level 1, 87.9 percent as Level 2, and 0.4 percent as Level 3. Level 1 is the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities. The Level 2 category includes assets or liabilities valued using inputs (other than those included in the Level 1 category) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. The Level 3 category is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date using unobservable inputs to extrapolate an estimated fair value.

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

See Notes 1 and 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Pension and Postretirement Benefit Plans

We sponsor several defined benefit pension and other postretirement benefit (OPEB) plans for our employees, including non-qualified pension plans. The U.S. qualified and non-qualified defined benefit pension plans comprise the majority of our total benefit obligation and benefit cost. We maintain a separate defined benefit plan for eligible employees in our U.K. operation. The U.S. defined benefit pension plans were frozen and closed to new entrants on December 31, 2013, the OPEB plan was frozen and closed to new entrants on December 31, 2012, and the U.K. plan was frozen and closed to new entrants on December 31, 2002.

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

The weighted average assumptions used in the measurement of our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
Assumption	2025	2024	2025	2024	2025	2024
Discount Rate	5.80%	5.40%	5.50%	4.50%	5.80%	5.40%
Expected Long-term Rate of Return on Plan Assets	7.25%	7.25%	7.40%	6.50%	5.75%	5.75%

The following illustrates the sensitivity of the below items to a 50 basis point change in the discount rate or the expected long-term rate of return on plan assets:

($ in millions)	At or for the Year Ended December 31, 2024
Assumption	Change	Net Periodic Benefit Cost, Before Tax	Benefit Obligation	Stockholders' Equity, After Tax
Discount Rate	+ 50 bp	$(0.6)	$(91.4)	$71.8
Discount Rate	- 50 bp	0.5	100.7	(79.1)
Expected Long-term Rate of Return on Plan Assets	+ 50 bp	(6.9)	N/A	N/A
Expected Long-term Rate of Return on Plan Assets	- 50 bp	6.9	N/A	N/A

Benefit Obligation and Fair Value of Plan Assets

During 2024, the fair value of plan assets in our U.S. qualified defined benefit pension plan decreased from $1,295.9 million to $1,241.6 million, or 4.2 percent, due to benefits and expenses paid, partially offset by a positive return on assets which resulted in a gain of approximately 2.1 percent. During 2024, the fair value of plan assets in our U.K. plan decreased from £114.2 million to £100.1 million, or 12.3 percent, due primarily to an unfavorable return on assets which resulted in a loss of approximately 14.1 percent. Although our rate of return on plan assets for 2024 differed from our assumptions used in the measurement of our net periodic benefit costs, we believe our assumptions appropriately reflect the impact of the current economic environment and our expectations for the future investment returns based on the plan's asset allocation.

The fair value of plan assets in our OPEB plan was $7.9 million and $8.2 million at December 31, 2024 and 2023, respectively. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan.

The U.S. qualified defined benefit pension plan was in an underfunded position of $120.1 million and $116.2 million at December 31, 2024 and December 31, 2023, respectively. This year-over-year change was due primarily to an unfavorable return on plan assets compared to the assumption, mostly offset by the decrease in the benefit obligation due to the increase in discount rate. The U.K. plan was in an underfunded position of £21.4 million and £21.2 million at December 31, 2024 and 2023, respectively.

As of December 31, 2024, our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $566.5 million and an unrecognized prior service credit of $1.4 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. The unrecognized net actuarial loss for our pension plans, which is $587.7 million at December 31, 2024, will be amortized over the average remaining life expectancy of the plan, which is approximately 23 years for the U.S. plans and 28 years for the U.K. plan, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial gain of $21.2 million for our OPEB plan will be amortized over the average remaining life expectancy of the plan, estimated at 12 years, to the extent the gain is outside of the corridor. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2024, $344.1 million of the actuarial loss was outside of the corridor for the U.S. plans and £61.1 million was outside of the corridor for the U.K. plan. At December 31, 2024, $14.0 million of the actuarial gain was outside of the corridor for the OPEB plan.

The amortization of the unrecognized actuarial gain or loss and the unrecognized prior service credit is a component of our net periodic benefit cost and equaled $16.3 million, $7.0 million, and $15.5 million in 2024, 2023, and 2022, respectively.

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

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Revenue
Premium Income	$10,497.4	4.5%	$10,046.0	4.5%	$9,616.5
Net Investment Income	2,130.0	1.6	2,096.7	(1.2)	2,122.2
Net Investment Loss	(34.6)	(3.9)	(36.0)	129.3	(15.7)
Other Income	294.5	5.5	279.2	6.9	261.1
Total Revenue	12,887.3	4.0	12,385.9	3.4	11,984.1

Benefits and Expenses
Policy Benefits	7,480.2	2.3	7,311.9	(3.1)	7,542.1
Policy Benefits - Remeasurement Gain	(562.3)	N.M.	(54.8)	(90.0)	(547.5)
Commissions	1,258.6	7.6	1,170.1	7.7	1,086.4
Interest and Debt Expense	201.1	3.2	194.8	3.3	188.5
Cost Related to Early Retirement of Debt	—	—	—	(100.0)	4.2
Deferral of Acquisition Costs	(651.5)	3.1	(632.2)	13.5	(556.9)
Amortization of Deferred Acquisition Costs	521.0	8.2	481.4	14.3	421.1
Compensation Expense	1,166.2	0.3	1,162.6	6.7	1,089.5
Other Expenses	1,222.7	10.0	1,112.0	10.5	1,006.7
Total Benefits and Expenses	10,636.0	(1.0)	10,745.8	5.0	10,234.1

Income Before Income Tax	2,251.3	37.3	1,640.1	(6.3)	1,750.0
Income Tax	472.2	32.5	356.3	3.9	342.8

Net Income	$1,779.1	38.6	$1,283.8	(8.8)	$1,407.2

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.278, 1.243, and 1.221 for 2024, 2023, and 2022, respectively. If the 2023 and 2022 results for our U.K. operations had been translated at the 2024 weighted average exchange rate, our adjusted operating revenue would have been approximately $23 million higher and $28 million higher in 2023 and 2022, respectively. Additionally, our adjusted operating income would have been approximately $4 million higher and $6 million higher in 2023 and 2022, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

We reported year-over-year premium growth in 2024 and 2023 in each of our principal operating segments, primarily due to favorable persistency and higher overall sales. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income was higher in 2024, relative to 2023, due primarily to higher miscellaneous investment income, primarily related to larger increases in the NAV on our private equity partnerships and an increase in the level of invested assets, partially offset by lower investment income from inflation index-linked bonds held by Unum UK. Net investment income was lower in 2023, relative to 2022, due to lower miscellaneous investment income, primarily related to smaller increases in the NAV on our private equity partnerships, and lower investment income from inflation index-linked bonds held by Unum UK, partially offset by a higher level of invested assets and an increased yield on invested assets.

Our investment gains and losses on fixed maturity securities include net losses on sales of $38.2 million, $48.7 million and $26.5 million in 2024, 2023, and 2022, respectively. Credit and impairment losses on fixed maturity securities were $5.5 million, $2.2 million, and $4.6 million in 2024, 2023, and 2022, respectively. Credit and impairment losses on mortgage loans were $12.9 million, $0.9 million, and $1.0 million in 2024, 2023, and 2022, respectively. Also included in net investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in gains of $13.0 million, $12.4 million, and $16.2 million in 2024, 2023, and 2022, respectively. The changes in the embedded derivative are primarily driven by movements in credit spreads in the modified coinsurance portfolio. See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only business, and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment.

Overall benefits experience was favorable in 2024 relative to 2023 and 2022 with a consolidated benefit ratio of 65.9 percent in 2024, compared to 72.2 percent and 72.7 percent in 2023 and 2022, respectively. Excluding the impacts of the reserve assumption updates and non-contemporaneous reinsurance, the consolidated adjusted benefit ratios were 69.1 percent, 70.1 percent, and 74.9 percent in 2024, 2023, and 2022, respectively. For further discussion on the reserve assumption updates and non-contemporaneous reinsurance, see the "Executive Summary" contained herein in this Item 7 and Notes 1, 6 and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8. The underlying benefits experience for each of our operating segments is discussed more fully in "Segment Results" contained herein in this Item 7.

Commissions and the deferral of acquisition costs were higher in 2024 compared to 2023 driven primarily by higher overall sales in our Unum US segment and higher prior period sales in our Colonial Life segment. The increase in the amortization of deferred acquisition costs in 2024 compared to 2023 is due primarily to growth in the level of the deferred asset in our Unum US supplemental and voluntary product lines, Colonial Life segment, and Unum US group disability product line and the impact of increased policyholder lapses in certain of our Unum US supplemental and voluntary product line. Commissions and the deferral of acquisition costs were higher in 2023 compared to 2022 driven primarily by higher overall sales and in-force block growth in our principal operating segments. The increase in the amortization of deferred acquisition costs in 2023 compared to 2022 is due primarily to growth in the level of the deferred asset and the impact of policyholder lapses in our Colonial Life segment and in our Unum US supplemental and voluntary product lines.

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

We reported year-over-year increases in other expenses and compensation expenses, on a combined basis, in 2024 compared to 2023 due primarily to a loss from a legal settlement, an increase in operational investments in our business, and growth in our fee-based service products. Other expenses and compensation expenses, on a combined basis, increased in 2023 compared to 2022 due primarily to increases in employee-related costs, operational investments in our business, and growth in our fee-based service products, partially offset by a reduction in the amortization of the cost of reinsurance.

Our effective income tax rate for 2024 was 21.0 percent, compared to 21.7 percent in 2023 and 19.6 percent in 2022. Our 2024 and 2023 effective tax rates were generally consistent with the U.S. statutory rate. Our 2022 effective tax rate differed from the U.S. statutory rate due to the foreign tax rate differential. See Note 9 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Consolidated Sales Results

Shown below are sales results for our three principal operating segments.

(in millions)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Unum US	$1,367.0	6.5%	$1,283.8	15.1%	$1,115.3

Unum International	$186.9	9.4%	$170.9	27.8%	$133.7

Colonial Life	$532.2	(1.4)%	$539.6	6.2%	$508.1

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

Segment Results

Our reportable segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate. Financial information for each of our reportable segments is as follows.

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

Unum US Segment

The Unum US segment is comprised of the group disability, group life and accidental death and dismemberment, and supplemental and voluntary lines of business. The group disability line of business includes long-term and short-term disability, medical stop-loss, and fee-based service products. The supplemental and voluntary line of business includes voluntary benefits, individual disability, and dental and vision products. These products, excluding medical stop-loss which is no longer actively marketed as of the third quarter of 2024, are marketed through our field sales personnel who work in conjunction with independent brokers and consultants.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Adjusted Operating Revenue
Premium Income	$6,883.2	4.6%	$6,579.2	5.2%	$6,251.4
Net Investment Income	632.2	(1.2)	639.9	(5.4)	676.3
Other Income	235.9	7.0	220.5	12.3	196.3
Total	7,751.3	4.2	7,439.6	4.4	7,124.0

Benefits and Expenses
Policy Benefits	4,246.5	0.6	4,221.2	(4.7)	4,429.6
Policy Benefits - Remeasurement Gain	(381.8)	(7.5)	(412.7)	(10.0)	(458.7)
Commissions	729.3	9.8	664.4	8.1	614.4
Deferral of Acquisition Costs	(320.9)	2.0	(314.7)	15.2	(273.1)
Amortization of Deferred Acquisition Costs	292.5	9.3	267.6	11.1	240.9
Other Expenses	1,602.9	4.8	1,529.5	7.1	1,427.5
Total	6,168.5	3.6	5,955.3	(0.4)	5,980.6

Income Before Income Tax and Net Investment Gains and Losses	1,582.8	6.6	1,484.3	29.8	1,143.4
Reserve Assumption Updates	(143.6)	11.5	(128.8)	(24.6)	(170.8)
Adjusted Operating Income	$1,439.2	6.2	$1,355.5	39.4	$972.6

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	58.2%		59.8%		66.3%
Other Expense Ratio[2]	22.5%		22.5%		22.2%
Income Ratio	23.0%		22.6%		18.3%
Adjusted Operating Income Ratio	20.9%		20.6%		15.6%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2024, 2023, and 2022.
[2]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$2,086.1	1.4%	$2,057.2	7.6%	$1,911.7
Group Short-term Disability	1,084.0	7.1	1,012.3	9.3	926.3
Total Premium Income	3,170.1	3.3	3,069.5	8.2	2,838.0
Net Investment Income	311.2	(4.2)	324.8	(7.0)	349.1
Other Income	232.1	9.7	211.6	10.3	191.8
Total	3,713.4	3.0	3,605.9	6.7	3,378.9

Benefits and Expenses
Policy Benefits	2,040.7	1.1	2,018.3	(5.8)	2,142.8
Policy Benefits - Remeasurement Gain	(258.9)	(20.4)	(325.1)	(9.8)	(360.4)
Commissions	244.4	6.0	230.5	9.1	211.3
Deferral of Acquisition Costs	(62.2)	3.3	(60.2)	13.4	(53.1)
Amortization of Deferred Acquisition Costs	64.7	12.3	57.6	8.7	53.0
Other Expenses	973.5	4.0	936.1	8.6	862.3
Total	3,002.2	5.1	2,857.2	—	2,855.9

Income Before Income Tax and Net Investment Gains and Losses	711.2	(5.0)	748.7	43.2	523.0
Reserve Assumption Updates	(90.0)	(25.6)	(121.0)	—	(121.0)
Adjusted Operating Income	$621.2	(1.0)	$627.7	56.1	$402.0

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	59.0%		59.1%		67.1%
Other Expense Ratio[2]	28.6%		28.5%		28.5%
Income Ratio	22.4%		24.4%		18.4%
Adjusted Operating Income Ratio	19.6%		20.4%		14.2%

Persistency:
Group Long-term Disability	93.3%		90.8%		90.7%
Group Short-term Disability	91.7%		88.9%		88.9%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2024, 2023, and 2022.
[2]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Premium income was higher compared to 2023, driven primarily by favorable persistency and higher sales, excluding medical stop-loss. Net investment income was lower compared to 2023 due to a decrease in the level of invested assets and lower miscellaneous investment income, partially offset by an increase in the yield on invested assets. Other income increased relative to 2023 due to growth in our fee-based service products.

The benefit ratio, excluding the impacts of the reserve assumption updates, was generally consistent compared to 2023 with favorable medical stop-loss benefits experience and favorable recoveries in the long-term disability product line, mostly offset by higher incidence in our long-term and short-term disability product lines.

Commissions and the deferral of acquisition costs were higher compared to 2023 due to higher sales, excluding medical stop-loss. The amortization of deferred acquisition costs was higher compared to 2023 due to growth in the level of the deferred asset. The other expense ratio, which includes other income that is primarily related to fee-based service products, was generally consistent compared to 2023.

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

Commissions and the deferral of acquisition costs were higher compared to 2022 due primarily to in-force block growth and higher sales. The amortization of deferred acquisition costs was higher compared to 2022 due to growth in the level of the deferred asset. The other expense ratio was consistent compared to 2022.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Group Life	$1,784.7	6.3%	$1,679.0	0.6%	$1,669.1
Accidental Death & Dismemberment	186.1	6.0	175.5	1.0	173.7
Total Premium Income	1,970.8	6.3	1,854.5	0.6	1,842.8
Net Investment Income	88.3	(2.0)	90.1	(10.2)	100.3
Other Income	1.5	50.0	1.0	(37.5)	1.6
Total	2,060.6	5.9	1,945.6	—	1,944.7

Benefits and Expenses
Policy Benefits	1,360.4	(1.8)	1,384.8	(6.7)	1,484.2
Policy Benefits - Remeasurement Gain	(66.2)	78.4	(37.1)	(45.7)	(68.3)
Commissions	168.0	7.8	155.9	3.7	150.4
Deferral of Acquisition Costs	(40.6)	5.2	(38.6)	3.5	(37.3)
Amortization of Deferred Acquisition Costs	38.4	(1.5)	39.0	(6.9)	41.9
Other Expenses	243.0	5.7	229.9	(0.5)	231.1
Total	1,703.0	(1.8)	1,733.9	(3.8)	1,802.0

Income Before Income Tax and Net Investment Gains and Losses	357.6	68.9	211.7	48.4	142.7
Reserve Assumption Update	(13.0)	(100.0)	—	100.0	(34.0)
Adjusted Operating Income	$344.6	62.8	$211.7	94.8	$108.7

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	66.3%		72.7%		78.7%
Other Expense Ratio	12.3%		12.4%		12.5%
Income Ratio	18.1%				7.7%
Adjusted Operating Income Ratio	17.5%		11.4%		5.9%

Persistency:
Group Life	92.0%		89.6%		88.9%
Accidental Death & Dismemberment	91.2%		88.7%		87.9%

[1]Excludes the reserve assumption update that occurred during the third quarters of 2024 and 2022.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Premium income was higher compared to 2023 driven primarily by favorable persistency and higher sales. Net investment income was lower compared to 2023 due to a decrease in the level of invested assets partially offset by an increase in the yield on invested assets.

The benefit ratio, excluding the impact of the reserve assumption update in 2024, was favorable compared to 2023 due to lower mortality across all product lines.

Commissions and the deferral of acquisition costs were higher compared to 2023 due primarily to higher sales. The amortization of deferred acquisition costs was generally consistent compared to 2023. The other expense ratio was consistent compared to 2023.

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

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$879.2	3.4%	$850.1	2.0%	$833.7
Individual Disability	566.0	7.4	527.0	14.3	461.1
Dental and Vision	297.1	6.8	278.1	0.8	275.8
Total Premium Income	1,742.3	5.3	1,655.2	5.4	1,570.6
Net Investment Income	232.7	3.4	225.0	(0.8)	226.9
Other Income	2.3	(70.9)	7.9	172.4	2.9
Total	1,977.3	4.7	1,888.1	4.9	1,800.4

Benefits and Expenses
Policy Benefits	845.4	3.3	818.1	1.9	802.6
Policy Benefits - Remeasurement Gain	(56.7)	12.3	(50.5)	68.3	(30.0)
Commissions	316.9	14.0	278.0	10.0	252.7
Deferral of Acquisition Costs	(218.1)	1.0	(215.9)	18.2	(182.7)
Amortization of Deferred Acquisition Costs	189.4	10.8	171.0	17.1	146.0
Other Expenses	386.4	6.3	363.5	8.8	334.1
Total	1,463.3	7.3	1,364.2	3.1	1,322.7

Income Before Income Tax and Net Investment Gains and Losses	514.0	(1.9)	523.9	9.7	477.7
Reserve Assumption Updates - Voluntary Benefits	12.2	N.M.	(10.4)	(38.8)	(17.0)
Reserve Assumption Updates - Individual Disability	(52.8)	N.M.	2.6	116.7	1.2
Adjusted Operating Income	$473.4	(8.3)	$516.1	11.7	$461.9

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits[1]	43.0%		39.8%		43.6%
Individual Disability[1]	41.0%		44.3%		49.3%
Dental and Vision	73.9%		73.1%		71.6%
Other Expense Ratio	22.2%		22.0%		21.3%
Income Ratio	29.5%		31.7%		30.4%
Adjusted Operating Income Ratio	27.2%		31.2%		29.4%

Persistency:
Voluntary Benefits	76.0%		75.5%		75.8%
Individual Disability	89.0%		89.0%		89.5%
Dental and Vision	81.4%		77.1%		79.9%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2024, 2023, and 2022.

N.M. = not a meaningful percentage

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Premium income was higher compared to 2023 due to favorable persistency and higher sales in the voluntary benefits and dental and vision product lines. Also impacting the comparison was the impacts from the partial recapture of a previously ceded block of business in the individual disability product line in the third quarter of 2023. Net investment income was higher compared to 2023 primarily due to an increase in the yield on invested assets. Other income was lower compared to 2023, due primarily to a prior year net gain on the partial recapture of a previously ceded block of business in the individual disability product line in the third quarter of 2023.

The benefit ratio for voluntary benefits, excluding the impacts of the reserve assumption updates, was unfavorable compared to 2023 due primarily to unfavorable benefit experience in the accident, critical illness, and hospital indemnity products. The benefit ratio for the individual disability product line, excluding the impacts of the reserve assumption updates, was favorable compared to 2023 due primarily to favorable recoveries, partially offset by higher claim size. The benefit ratio for the dental and vision product line was unfavorable compared to 2023 due primarily to higher claims incidence and higher average claim size.

Commissions and the deferral of acquisition costs were higher compared to 2023 due primarily to higher sales in the voluntary benefits product line. Commissions were also higher compared to 2023 due to the continued impacts from the partial recapture of a previously ceded block of business in the individual disability product line in the third quarter of 2023. The amortization of deferred acquisition costs was higher compared to 2023 due primarily to the increased lapses in certain older voluntary benefits products and growth in the level of the deferred asset in all product lines. The other expense ratio was generally consistent compared to 2023.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Premium income was higher compared to 2022 due primarily to higher sales across all product lines as well as the partial recapture of a previously ceded block of business in the individual disability product line, partially offset by lower persistency across all product lines. Net investment income was generally consistent compared to 2022 with a decline in the yield on invested assets and lower miscellaneous investment income, mostly offset by an increase in the level of invested assets. Other income was higher compared to 2022 due primarily to a net gain on the partial recapture of a previously ceded block of business in the individual disability product line.

The benefit ratio for voluntary benefits, excluding the impacts of the reserve assumption updates, was favorable compared to 2022 due primarily to the impact of policyholder lapses in our disability products and lower mortality in our life products. The benefit ratio for the individual disability product line, excluding the impacts of the reserve assumption updates, was favorable compared to 2022 due primarily to higher mortality and lower claims incidence. The benefit ratio for the dental and vision product line was unfavorable compared to 2022 due primarily to higher claims incidence.

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

Sales

(in millions of dollars)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$298.3	1.9%	$292.7	(0.9)%	$295.3
Group Short-term Disability	216.5	(5.7)	229.5	24.5	184.3
Group Life and AD&D	361.5	18.4	305.4	31.4	232.4
Subtotal	876.3	5.9	827.6	16.2	712.0
Supplemental and Voluntary
Voluntary Benefits	293.7	11.6	263.2	10.3	238.7
Individual Disability	101.7	(6.6)	108.9	19.9	90.8
Dental and Vision	95.3	13.3	84.1	14.0	73.8
Subtotal	490.7	7.6	456.2	13.1	403.3
Total Sales	$1,367.0	6.5	$1,283.8	15.1	$1,115.3

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$512.6	(1.7)%	$521.3	13.9%	$457.5
Large Case Market	363.7	18.7	306.3	20.4	254.5
Subtotal	876.3	5.9	827.6	16.2	712.0
Supplemental and Voluntary	490.7	7.6	456.2	13.1	403.3
Total Sales	$1,367.0	6.5	$1,283.8	15.1	$1,115.3
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Group sales increased compared to 2023 primarily due to higher sales to new customers in both the large case market and the core market, which we define as employee groups with fewer than 2,000 employees, partially offset by the decline in sales of our medical stop-loss product, which was no longer actively marketed as of the third quarter of 2024. The sales mix in the group market sector for 2024 was approximately 58 percent core market and 42 percent large case market.

Voluntary benefits sales increased compared to 2023 primarily due to higher sales to new customers in both the large case and the core market. Individual disability sales, which are primarily concentrated in the multi-life market, decreased compared to 2023 due to lower sales to new customers, partially offset by higher sales to existing customers. Dental and vision sales increased compared to 2023 driven by higher sales to new and existing customers.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Group sales increased compared to 2022 primarily due to higher sales to new customers in both the large case market and the core market. The sales mix in the group market sector for 2023 was approximately 63 percent core market and 37 percent large case market.

Voluntary benefits sales increased compared to 2022 due to higher sales to new and existing customers in both the large case and core markets. Individual disability sales increased compared to 2022 due to higher sales to both new and existing customers. Dental and vision sales increased compared to 2022 driven by higher sales to new customers.

Goodwill

We had total goodwill of $280.0 million for the Unum US segment at December 31, 2024, none of which is currently believed to be at risk for future impairment.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During 2025, we will continue to invest in a unique customer experience defined by simplicity, empathy, and deep industry expertise through the increased utilization of digital capabilities and technology to enhance enrollment, underwriting, the client administration experience, and claims processing. In addition, we will focus on strategically driven sales by enhancing the connectivity, alignment, and support for brokers and technology partners, including integration with human capital management systems. With respect to smaller employers, we will continue to provide a comprehensive set of consumer-focused products, enhance our distribution model, and utilize our digital tools to bring industry leading enrollment capabilities and a fully integrated customer experience. Our differentiated offerings and market leading leave management services provide substantial growth opportunities, particularly with larger employers, and stronger persistency in our core products. We believe our active client management, integrated customer experience across our product lines, and strong risk management, will enable us to continue to grow our market over the long-term.

We expect strong adjusted operating income in 2025 with continued sales and premium growth. We expect the group disability market to remain competitive which may impact our pricing and renewal premium levels. We expect favorable group disability claim experience to continue in 2025, driven by strong operational performance. We also expect group life claim experience to be mostly stable but may experience some quarterly claims volatility. We expect a decline in our supplemental and voluntary line of business adjusted operating income as a result of the reinsurance transaction with Fortitude Re. We expect a slight increase in our operating expense ratio as we continue to invest in our people and capabilities.

A rising interest rate environment could positively impact our yields on new investments but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact yields on new investments but could also reduce unrealized losses in our current holdings. Our net investment income may continue to be impacted by volatility in miscellaneous investment income.

As part of our discipline in pricing and reserving, we continuously monitor emerging claim trends and interest rates. We will continue to take appropriate pricing actions on new business and renewals that are reflective of the current environment.

We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

As previously discussed, we anticipate entering into a reinsurance agreement with Fortitude Re to cede a portion of our individual disability business during 2025. For further discussion, see “Executive Summary" contained herein in Item 7 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$418.0	5.5%	$396.1	5.1%	$376.9
Group Life	211.3	24.8	169.3	22.5	138.2
Supplemental	165.6	17.0	141.5	24.1	114.0
Unum Poland	154.6	30.7	118.3	31.9	89.7
Total Premium Income	949.5	15.1	825.2	14.8	718.8
Net Investment Income	128.8	(6.1)	137.2	(19.3)	170.1
Other Income	1.6	—	1.6	77.8	0.9
Total	1,079.9	12.0	964.0	8.3	889.8

Benefits and Expenses
Policy Benefits	693.6	19.3	581.4	11.5	521.6
Policy Benefits - Remeasurement Loss (Gain)	(36.9)	N.M.	(1.6)	(105.7)	28.0
Commissions	82.5	13.8	72.5	28.8	56.3
Deferral of Acquisition Costs	(17.8)	21.9	(14.6)	21.7	(12.0)
Amortization of Deferred Acquisition Costs	9.5	13.1	8.4	2.4	8.2
Other Expenses	198.7	11.8	177.7	21.6	146.1
Total	929.6	12.8	823.8	10.1	748.2

Income Before Income Tax and Net Investment Gains and Losses	150.3	7.2	140.2	(1.0)	141.6
Reserve Assumption Updates	7.5	(58.1)	17.9	N.M.	(7.6)
Adjusted Operating Income	$157.8	(0.2)	$158.1	18.0	$134.0

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£327.0	2.7%	£318.5	4.6%	£304.6
Group Life	165.1	21.3	136.1	21.2	112.3
Supplemental	129.5	13.9	113.7	23.2	92.3
Total Premium Income	621.6	9.4	568.3	11.6	509.2
Net Investment Income	91.9	(10.3)	102.4	(22.4)	131.9
Other Income	0.1	(50.0)	0.2	100.0	0.1
Total	713.6	6.4	670.9	4.6	641.2

Benefits and Expenses
Policy Benefits	469.6	14.6	409.8	8.8	376.5
Policy Benefits - Remeasurement Loss (Gain)	(29.4)	N.M	(1.3)	(105.9)	21.9
Commissions	38.2	2.1	37.4	17.6	31.8
Deferral of Acquisition Costs	(3.8)	(2.6)	(3.9)	(7.1)	(4.2)
Amortization of Deferred Acquisition Costs	5.2	—	5.2	(1.9)	5.3
Other Expenses	122.4	6.1	115.4	20.7	95.6
Total	602.2	7.0	562.6	6.8	526.9

Income Before Income Tax and Net Investment Gains and Losses	111.4	2.9	108.3	(5.2)	114.3
Reserve Assumption Updates	6.4	(60.7)	16.3	N.M	(5.3)
Adjusted Operating Income	£117.8	(5.5)	£124.6	14.3	£109.0

Weighted Average Pound/Dollar Exchange Rate	1.278		1.243		1.221

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	69.8%		69.0%		79.3%
Other Expense Ratio	19.7%		20.3%		18.8%
Income Ratio	17.9%		19.1%		22.4%
Adjusted Operating Income Ratio	19.0%		21.9%		21.4%

Persistency:
Group Long-term Disability	92.0%		92.5%		85.1%
Group Life	89.1%		83.0%		87.9%
Supplemental	90.4%		91.7%		92.8%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2024, 2023, and 2022.

N.M. = not a meaningful percentage

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Premium income was higher compared to 2023 primarily due to in-force block growth.

Net investment income was lower in 2024 compared to 2023 due to lower investment income from inflation index-linked bonds, partially offset by an increase in the yield on invested assets. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

The benefit ratio, excluding the impacts of the reserve assumption updates, was unfavorable relative to 2023 due to unfavorable claim incidence in the group life and group long-term disability product lines, partially offset by favorable claim recoveries in group long-term disability and favorable claim incidence in the supplemental product line.

Commissions increased relative to 2023 due primarily to in-force block growth. The deferral of acquisition costs and the amortization of deferred acquisition costs were generally consistent relative to 2023. The other expense ratio was favorable relative to 2023 due to our focus on expense management and operating efficiencies.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Premium income was higher compared to 2022 primarily due to in-force block growth and sales growth in the group life and supplemental product lines.

Net investment income was lower compared to 2022 due to lower investment income from inflation index-linked bonds.

The benefit ratio, excluding the impacts of the reserve assumption updates, was favorable relative to 2022 due to favorable claim incidence, favorable claim resolution, higher discount rates on new claims in the group long-term disability product line, and lower inflation-linked experience in benefits. This favorability was partially offset by higher incidence in the supplemental product line and higher mortality in the group life product line.

Commissions increased relative to 2022 due primarily to in-force block growth and higher sales. The deferral of acquisition costs and the amortization of deferred acquisition costs were generally consistent relative to 2022. The other expense ratio was higher relative to 2022 due to an increase in employee-related costs and operational investments in the business.

Sales

(in millions of dollars and pounds)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Unum International Sales by Product
Unum UK
Group Long-term Disability	$47.3	(2.1)%	$48.3	11.5%	$43.3
Group Life	68.3	11.2	61.4	10.6	55.5
Supplemental	34.9	24.6	28.0	63.7	17.1
Unum Poland	36.4	9.6	33.2	86.5	17.8
Total Sales	$186.9	9.4	$170.9	27.8	$133.7

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$41.8	(18.4)%	$51.2	19.9%	$42.7
Large Case Market	73.8	26.2	58.5	4.3	56.1
Subtotal	115.6	5.4	109.7	11.0	98.8
Supplemental	34.9	24.6	28.0	63.7	17.1
Unum Poland	36.4	9.6	33.2	86.5	17.8
Total Sales	$186.9	9.4	$170.9	27.8	$133.7

Unum UK Sales by Product
Group Long-term Disability	£37.2	(4.1)%	£38.8	12.5%	£34.5
Group Life	53.4	8.1	49.4	8.8	45.4
Supplemental	27.5	21.7	22.6	67.4	13.5
Total Sales	£118.1	6.6	£110.8	18.6	£93.4

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£32.8	(20.4)%	£41.2	19.8%	£34.4
Large Case Market	57.8	23.0	47.0	3.3	45.5
Subtotal	90.6	2.7	88.2	10.4	79.9
Supplemental	27.5	21.7	22.6	67.4	13.5
Total Sales	£118.1	6.6	£110.8	18.6	£93.4

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Group long-term disability sales decreased compared to 2023 driven by lower sales to new and existing customers in the core market, which we define as employee groups with fewer than 500 employees, partially offset by an increase in sales to new and existing customers in the large case market.

Group life sales increased compared to 2023 driven by higher sales to new customers in the large case market.

Supplemental sales increased compared to 2023 due primarily to higher sales in the dental product line, partially offset by a decrease in sales in the group critical illness product line.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Group long-term disability sales increased compared to 2022 driven by higher sales to new customers in the core market, and higher sales to new and existing customers in the large case market.

Group life sales increased compared to 2022 driven by higher sales to new and existing customers in the core market, and higher sales to existing customers in the large case market.

Supplemental sales increased compared to 2022 due primarily to higher sales in the group critical illness and dental product lines.

Goodwill

We had total goodwill of $41.4 million for the Unum International segment at December 31, 2024, of which, $36.8 million is attributed to the Unum UK reporting unit and $4.6 million is attributed to the Unum Poland reporting unit, none of which is currently believed to be at risk for future impairment.

Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses over the long term. In 2025, we will focus on scaling our business and broadening our product portfolio. For our Unum UK line of business, we will continue to focus on delivering a best in class health and wellbeing service to improve retention of our key customers and drive growth across our product offerings. We will also accelerate premium growth by focusing on both the broker experience and customer engagement, while maintaining our disciplined approach to pricing. Within our Unum Poland line of business, we will drive growth by continuing to expand our existing distribution channels. We will also continue to invest in digital capabilities, technology, and product enhancements which we believe will drive sustainable growth over the long term.

In 2025, we expect growth in adjusted operating income with continued sales and premium growth. Lower inflation is expected to lead to more stability in net investment income and the benefit ratio. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, which includes dental and vision products, life products, and cancer and critical illness products. These products are marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agent sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$969.5	2.5%	$946.1	(0.3)%	$948.9
Life	458.0	7.4	426.5	6.3	401.1
Cancer and Critical Illness	356.4	0.8	353.5	0.4	352.0
Total Premium Income	1,783.9	3.3	1,726.1	1.4	1,702.0
Net Investment Income	161.5	5.2	153.5	0.5	152.7
Other Income	4.0	N.M.	1.2	9.1	1.1
Total	1,949.4	3.6	1,880.8	1.3	1,855.8

Benefits and Expenses
Policy Benefits	885.4	0.9	877.1	(5.3)	926.6
Policy Benefits - Remeasurement Gain	(80.7)	2.2	(79.0)	(21.4)	(100.5)
Commissions	378.4	5.3	359.4	5.7	340.0
Deferral of Acquisition Costs	(312.8)	3.3	(302.9)	11.4	(271.8)
Amortization of Deferred Acquisition Costs	219.0	6.6	205.4	19.4	172.0
Other Expenses	347.4	2.2	340.0	5.8	321.4
Total	1,436.7	2.6	1,400.0	0.9	1,387.7

Income Before Income Tax and Net Investment Gains and Losses	512.7	6.6	480.8	2.7	468.1
Reserve Assumption Updates	(46.0)	(43.0)	(80.7)	46.2	(55.2)
Adjusted Operating Income	$466.7	16.6	$400.1	(3.1)	$412.9

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	47.7%		50.9%		51.8%
Other Expense Ratio	19.5%		19.7%		18.9%
Income Ratio	28.7%		27.9%		27.5%
Adjusted Operating Income Ratio	26.2%		23.2%		24.3%

Persistency:
Accident, Sickness, and Disability	73.7%		73.6%		73.3%
Life	84.4%		85.1%		84.5%
Cancer and Critical Illness	82.2%		82.4%		82.3%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2024, 2023, and 2022.

N.M. = not a meaningful percentage

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Premium income was favorable compared to 2023 due to higher prior period sales and generally stable persistency. Net investment income was higher in 2024 compared to 2023 due primarily an increase in the yield on invested assets as well as an increase in the level of invested assets.

The benefit ratio, excluding the impacts of the reserve assumption updates, was favorable relative to 2023 due primarily to favorable benefit experience in all product lines.

Commissions and the deferral of acquisition costs were higher compared to 2023 due to higher prior period sales. The amortization of deferred acquisition costs was higher compared to 2023 primarily due to growth in the level of the deferred asset. The other expense ratio was favorable relative to 2023 due to our focus on expense management and operating efficiencies.

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

Sales

(in millions of dollars)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Sales by Product
Accident, Sickness, and Disability	$326.3	(1.0)%	$329.5	6.1%	$310.6
Life	127.9	(3.2)	132.1	8.7	121.5
Cancer and Critical Illness	78.0	—	78.0	2.6	76.0
Total Sales	$532.2	(1.4)	$539.6	6.2	$508.1

Sales by Market Sector
Commercial Sector
Core Market (< 1,000 employees)	$331.9	(4.5)%	$347.4	4.5%	$332.4
Large Case Market	65.1	4.5	62.3	7.2	58.1
Subtotal	397.0	(3.1)	409.7	4.9	390.5
Public Sector	135.2	4.1	129.9	10.5	117.6
Total Sales	$532.2	(1.4)	$539.6	6.2	$508.1

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

During 2024, we saw a decrease in sales in our accident, sickness and disability and life product lines relative to 2023, while sales in our cancer and critical illness product line remained consistent. Commercial sector sales decreased compared to 2023 driven by lower sales to new and existing customers in the core market, which we define as accounts with fewer than 1,000 employees, partially offset by higher sales to new and existing customers in the large case market. Public sector sales increased compared to 2023 due to higher sales to new customers.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

During 2023, we saw an increase in sales for each of our product lines relative to 2022. Commercial sector sales increased compared to 2022 driven by higher sales to new and existing customers in both the core and large case markets. Public sector sales increased compared to 2022 due to higher sales to existing customers.

Goodwill

We had goodwill of $27.7 million at December 31, 2024, none of which is currently believed to be at risk for future impairment.

Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During 2025, we will continue to utilize our strong distribution system of independent agents, benefit counselors and broker partnerships. We will also continue to invest in solutions and digital capabilities to expand our reach and effectiveness, driving growth and improving productivity while enhancing the customer experience. In 2025, we will continue to bring an enhanced engagement and enrollment platform to market, enabling deeper connections with employees through the enrollment process as well as maintaining stronger relationships throughout the customer lifecycle. We believe our distribution system, customer service capabilities, digital and virtual tools, and ability to serve all market sizes position us well for future growth.

In 2025, we expect growth in adjusted operating income for the full year with strong sales growth, continued premium growth and stable claim experience. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Adjusted Operating Revenue
Premium Income
Long-term Care	$696.1	—%	$696.0	(0.2)%	$697.4
All Other	184.7	(15.9)	219.5	(11.1)	246.9
Total Premium Income	880.8	(3.8)	915.5	(3.0)	944.3
Net Investment Income	1,148.9	7.7	1,066.3	(0.4)	1,070.6
Other Income	51.7	(1.7)	52.6	(9.3)	58.0
Total	2,081.4	2.3	2,034.4	(1.9)	2,072.9

Benefits and Expenses
Policy Benefits	1,654.7	1.4	1,632.2	(1.9)	1,664.3
Policy Benefits - Remeasurement Loss (Gain)	(62.9)	(114.3)	438.5	N.M.	(16.3)
Commissions	68.4	(7.3)	73.8	(2.5)	75.7
Other Expenses	174.6	1.1	172.7	0.2	172.3
Total	1,834.8	(20.8)	2,317.2	22.2	1,896.0

Income (Loss) Before Income Tax and Net Investment Gains and Losses	246.6	187.2	(282.8)	N.M.	176.9
Amortization of the Cost of Reinsurance	41.4	(6.1)	44.1	(12.3)	50.3
Non-Contemporaneous Reinsurance	25.1	(27.9)	34.8	1.2	34.4
Reserve Assumption Updates - Long-term Care	(174.1)	(147.3)	368.1	N.M.	(2.9)
Reserve Assumption Updates - All Other	(1.2)	N.M.	0.7	110.3	(6.8)
Adjusted Operating Income	$137.8	(16.4)	$164.9	(34.5)	$251.9

Long-term Care Net Premium Ratio	94.6%		93.5%		85.1%

Operating Ratios (% of Premium Income):
Other Expense Ratio[1]	15.1%		14.0%		12.9%
Income (Loss) Ratio	28.0%		(30.9)%		18.7%
Adjusted Operating Income Ratio	15.6%		18.0%		26.7%

Long-term Care Persistency	95.8%		95.6%		95.7%

[1]Excludes amortization of the cost of reinsurance.

N.M. = not a meaningful percentage

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Premium income for long-term care was generally consistent with 2023. Premium income for our all other product line continues to decline as expected due to policyholder lapses.

Net investment income was higher relative to 2023 due to an increase in the level of invested assets and higher miscellaneous investment income, primarily related to larger increases in the NAV on our private equity partnerships.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

Policy benefits including remeasurement loss (gain), excluding the impacts of the reserve assumption updates and non-contemporaneous reinsurance, were higher in 2024 relative to 2023 driven primarily by the increase in the current period benefit expense resulting from the higher net premium ratio and the impact of capped cohorts in the long-term care product line. The net premium ratio for long-term care increased to 94.6 percent at December 31, 2024 from 93.5 percent at December 31, 2023 due primarily to policyholder terminations and the assumption updates in the third quarter of 2024.

The other expense ratio, excluding the amortization of the cost of reinsurance, was higher than 2023 due primarily to an increase in employee related costs, operational investments in our business and a decline in expense allowances related to the ceded block of individual disability business.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Premium income for long-term care was generally consistent with 2022. Premium income for our all other product line continues to decline as expected due to policyholder lapses.

Net investment income was generally consistent with 2022 primarily due to lower miscellaneous investment income, partially related to smaller increases in the NAV on our private equity partnerships, and a decline in the yield on invested assets, partially offset by an increase in the level of invested assets.

Policy benefits including remeasurement loss (gain), excluding the impacts of the reserve assumption updates and non-contemporaneous reinsurance, were higher in 2023 relative to 2022 driven primarily by the increase in the current period benefit expense in the long-term care product line due to higher claim incidence and a higher net premium ratio resulting from the reserve assumption updates in the third quarter of 2023. The net premium ratio for long-term care increased to 93.5 percent at December 31, 2023 from 85.1 percent at December 31, 2022 due primarily to the impacts of the reserve assumption update in the third quarter of 2023 and higher claim incidence.

The other expense ratio, excluding the amortization of the cost of reinsurance, was higher than 2022 due primarily to a decline in expense allowances related to the ceded block of individual disability business and an increase in employee-related costs.

Individual Disability Reinsurance Transaction

As shown in the chart above, we exclude from income before income tax and net investment gains and losses, the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction, where we ceded a significant portion of this business. The cost of reinsurance continues to be amortized over a remaining period of approximately 21 years, on a declining trajectory generally consistent with the expected run-off pattern of the ceded reserves. As a result of the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. The decrease in the effects of non-contemporaneous reinsurance treatment in 2024 compared to 2023 is due to expected run out of the ceded block which resulted in a smaller net change in reserves in 2024 compared to 2023 The increase in the effects of non-contemporaneous reinsurance treatment in 2023 compared to 2022 is due to favorable experience in this block which resulted in a larger net change in reserves in 2023 compared to 2022.

For further discussion, see "Reinsurance" contained herein in Item 1 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Segment Outlook

We will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. In regard to capital management, we will continue to explore, and execute where appropriate, structural and reinsurance options to enhance financial flexibility. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings. In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over the long term as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income, driven by the allocation towards alternative assets, primarily private equity partnership investments, in the long-term care product line portfolio. We record changes in our share of the NAV of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. As these NAVs are volatile and can fluctuate materially with changes in market economic conditions, there may possibly be significant movements up or down in future periods as conditions change. We continuously monitor key indicators to assess our risks and adjust our business plans, including utilization of derivative financial instruments to manage interest rate risk.

Profitability of our long-tailed products is affected by claims experience related to mortality, morbidity, resolutions, investment returns, premium rate increases, and persistency. The net premium ratio represents the ratio of future expected benefits and related expenses to future expected gross premiums using the original discount rate. Long-term care benefits experience may continue to have quarterly volatility, particularly in the near term as our claim block matures and as we continue the implementation of premium rate increases. Claim resolution rates which reflect the probability that a disability or long-term care claim will close due to recovery or death of the insureds, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, mortality, morbidity, resolutions, premium rate increases, benefit change elections, and persistency, could result in a material impact to our reserves.

As a result of the execution of the reinsurance transaction related to our Closed Block individual disability line of business, we have fully ceded a significant portion of this business.

As previously discussed, we anticipate entering into a reinsurance agreement with Fortitude Re to cede a portion of our long-term care business during 2025. For further discussion, see “Executive Summary" contained herein in Item 7 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.
Operating Results

(in millions of dollars)
	Year Ended December 31
	2024	% Change	2023	% Change	2022
Adjusted Operating Revenue
Net Investment Income	$58.6	(41.3)%	$99.8	90.1%	$52.5
Other Income	1.3	(60.6)	3.3	(31.3)	4.8
Total	59.9	(41.9)	103.1	79.9	57.3

Interest, Debt, and Other Expenses	266.4	6.8	249.5	12.6	221.6

Loss Before Income Tax and Net Investment Gains and Losses	(206.5)	41.1	(146.4)	(10.9)	(164.3)
Loss on Legal Settlement	15.3	100.0	—	—	—
Adjusted Operating Loss	$(191.2)	30.6	$(146.4)	(10.9)	$(164.3)

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Adjusted operating loss, excluding the loss on legal settlement, increased in 2024 relative to 2023, due primarily to decreased net investment income, which was driven by increased allocations to our lines of business.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Adjusted operating loss decreased in 2023 relative to 2022, due primarily to higher net investment income, which was driven by an increase in the yield on invested assets, partially offset by higher pension expenses.

See "Executive Summary” contained herein in this Item 7 and Note 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the loss on legal settlement.

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

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of December 31, 2024

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,470.0	$(148.1)	$1,749.5	$181.7	$720.5	$33.6
Capital Goods	3,237.3	(152.3)	2,015.0	222.0	1,222.3	69.7
Communications	2,171.8	(107.1)	1,103.1	193.1	1,068.7	86.0
Consumer Cyclical	1,366.3	(114.1)	1,043.3	132.6	323.0	18.5
Consumer Non-Cyclical	6,256.1	(545.0)	4,457.5	648.3	1,798.6	103.3
Energy	2,514.2	(18.2)	1,044.8	109.6	1,469.4	91.4
Financial Institutions	3,832.6	(353.5)	3,281.1	374.2	551.5	20.7
Mortgage/Asset-Backed[1]	917.2	(32.2)	485.8	37.2	431.4	5.0
Sovereigns	768.1	(144.0)	438.2	153.5	329.9	9.5
Technology	1,363.6	(135.7)	1,192.7	144.6	170.9	8.9
Transportation	1,617.9	(136.6)	1,234.3	155.1	383.6	18.5
U.S. Government Agencies and Municipalities	3,821.9	(518.3)	2,597.0	597.7	1,224.9	79.4
Public Utilities	5,292.9	(232.1)	2,831.2	364.4	2,461.7	132.3
Total	$35,629.9	$(2,637.2)	$23,473.5	$3,314.0	$12,156.4	$676.8
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of December 31, 2024 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2024. The increase in the unrealized loss on fixed maturity securities during 2024 was due primarily to an increase in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2024				2023
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$188.9	$11.8	$31.4	$48.0	$8.3
> 90 <= 180 days	56.6	1.2	74.6	8.3	3.5
> 180 <= 270 days	1.1	5.1	28.6	4.5	16.4
> 270 days <= 1 year	13.2	3.3	6.4	22.3	18.9
> 1 year <= 2 years	58.8	24.9	286.2	518.7	1,536.4
> 2 years <= 3 years	1,553.6	1,708.4	2,019.4	1,721.0	675.6
> 3 years	497.6	202.0	60.8	63.7	22.4
Sub-total	2,369.8	1,956.7	2,507.4	2,386.5	2,281.5

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	0.1	—	—
> 1 year <= 2 years	—	28.4	33.3	34.1	99.5
> 2 years <= 3 years	326.1	232.8	597.2	439.5	232.3
> 3 years	498.4	62.3	61.8	56.9	22.0
Sub-total	824.5	323.5	692.4	530.5	353.8

Fair Value <= 40% of Amortized Cost

> 180 <= 270 days	2.0	—	—	—	—
> 270 days <= 1 year	2.0	—	—	—	—
> 1 year <= 2 years	—	—	—	23.3	22.3
> 2 years <= 3 years	34.9	28.6	27.2	2.8	2.7
> 3 years	3.0	—	—	—	—
Sub-total	41.9	28.6	27.2	26.1	25.0

Total	$3,236.2	$2,308.8	$3,227.0	$2,943.1	$2,660.3

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2024				2023
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$4.8	$0.3	$0.4	$0.2	$0.3
> 90 <= 180 days	1.2	—	0.7	0.8	—
> 180 <= 270 days	—	—	0.9	—	0.2
> 270 days <= 1 year	0.1	—	—	0.2	0.1
> 1 year <= 2 years	0.1	—	0.9	7.2	51.6
> 2 years <= 3 years	38.2	38.6	51.7	45.6	7.3
> 3 years	13.4	11.7	—	0.1	0.1
Sub-total	57.8	50.6	54.6	54.1	59.6

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	—	—	13.9	26.4
> 2 years <= 3 years	16.4	14.7	25.6	13.5	—
> 3 years	3.3	—	12.3	12.5	12.9
Sub-total	19.7	14.7	37.9	39.9	39.3

Fair Value <= 40% of Amortized Cost

> 1 year <= 2 years	—	—	0.1	0.1	4.5
> 3 years	0.3	0.3	0.2	0.2	0.2
Sub-total	0.3	0.3	0.3	0.3	4.7

Total	$77.8	$65.6	$92.8	$94.3	$103.6

At December 31, 2024, we held 59 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of December 31, 2024

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Basic Industry	$220.8	$(51.9)	4
Capital Goods	138.6	(39.0)	3
Communications	469.9	(105.2)	7
Consumer Cyclical	280.8	(60.8)	4
Consumer Non-Cyclical	764.9	(132.1)	10
Energy	242.0	(36.4)	3
Financial Institutions	762.7	(101.3)	8
Sovereigns	375.1	(134.8)	2
Technology	351.2	(59.7)	5
Transportation	196.1	(52.1)	4
U.S. Government Agencies and Municipalities	219.3	(35.0)	3
Public Utilities	441.4	(100.9)	6
Total	$4,462.8	$(909.2)	59

At December 31, 2024, we held one below investment-grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security is a utilities company and had a fair value of $32.7 million and a gross unrealized loss of $12.7 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At December 31, 2024, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to higher interest rates, wider credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

We had no individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during 2024 and 2023. During 2022, we recognized a realized loss of $12.6 million on the sale of securities of a pharmaceutical company that was impacted by an adverse ruling surrounding a patent held for its largest drug. We had no other individual investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during 2022.

As of December 31, 2024, the amortized cost, net of allowance for credit losses, and fair value of our below-investment-grade fixed maturity securities was $1,498.8 million and $1,436.0 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased from 3.3 percent at December 31, 2023 to 3.1 percent at December 31, 2024 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,224.5 million and $2,318.2 million at December 31, 2024 and 2023, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $16.1 million and $10.2 million at December 31, 2024 and 2023, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types.

Due to conservative underwriting, the incidence of non-performing mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held one specifically identified impaired mortgage loan at December 31, 2024 with an aggregate carrying value of $9.2 million. We held no specifically identified impaired mortgage loans at December 31, 2023. See Notes 1 and 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,450.6 million and $1,326.2 million at December 31, 2024 and 2023, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $103.1 million, $78.1 million, and $110.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $768.5 million of commitments for additional investments in the partnerships at December 31, 2024 which may or may not be funded. See Note 2 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, credit default swaps, and total return swaps. As of December 31, 2024, we had $3,751.4 million in notional amount of derivatives outstanding, of which $2,570.0 million is related to management of reinvestment risk in our long-term care product line, $1,052.5 million is related to management of foreign currency risk related to foreign denominated investments and $128.9 million is hedging a portion of the liability related to our non-qualified defined contribution plan. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $0.5 million at December 31, 2024. The carrying value of fixed maturity securities and cash collateral received from our counterparties was $8.4 million and $3.6 million, respectively, at December 31, 2024. The carrying value of fixed maturity securities and cash posted as collateral to our counterparties was $196.7 million and $4.0 million, respectively, at December 31, 2024. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

Other

Our exposure to non-current investments, defined as investments which are delinquent as to interest and/or principal payments, had a total carrying value of $13.0 million as of December 31, 2024. We had no exposure to non-current investments at December 31, 2023.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed.  As of December 31, 2024, Unum Group and our intermediate holding companies had available holding company liquidity of $1,987.0 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset backed securities. No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. During the twelve months ended December 31, 2024, we repurchased 15.7 million shares at a cost of $971.0 million, excluding commissions and excise tax.

Our board of directors has authorized the following repurchase programs:

	February 2025 Authorization	July 2024 Authorization[1]	October 2023 Authorization[2]	December 2022 Authorization[3]
	(in millions)
Effective Date	April 1, 2025	August 1, 2024	January 1, 2024	January 1, 2023
Expiration Date	None	March 31, 2025	July 31, 2024	December 31, 2023
Authorized Repurchase Amount	$1,000.0	$1,000.0	$500.0	$250.0
Cost of Shares Repurchased Under Repurchase Program	—	506.8	464.2	250.0
Unused and Expired	—	—	35.8	—
Remaining Repurchase Amount at December 31, 2024	Not yet effective	$493.2	$—	$—

[1]Concurrent with the announcement of the February 2025 repurchase program, we also announced the termination of the July 2024 program as of March 31, 2025, and any unused amounts under that program will expire as of that date.

[2]Concurrent with the announcement of the July 2024 repurchase program, we also announced the termination of the October 2023 program as of July 31, 2024, and all unused amounts under that program expired as of that date.

3In February 2023, the December 2022 program was modified to increase the authorized repurchase amount from $200.0 million to $250.0 million.

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
Unum America cedes blocks of long-term care business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Fairwind did not pay dividends in 2024. Unum Group did not make any contributions to Fairwind in 2024 and we do not expect to make any contributions to Fairwind during 2025.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at December 31, 2024 are in line with our expectations and are significantly above the level that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of U.K. Solvency II, the system of prudential regulation applying in the U.K., which prescribes capital requirements and risk management standards for the U.K. insurance industry. Our U.K. holding company is also subject to the U.K. Solvency II requirements relevant to insurance holding companies while, together with certain of its subsidiaries including Unum Limited, the group (the Unum UK Solvency II Group) is subject to group supervision under U.K. Solvency II. The Unum UK Solvency II Group received approval from the U.K. Prudential Regulation Authority (PRA) to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the U.K. Solvency II capital regime continues to be implemented. For a number of years, the U.K. government has been reviewing the regulatory U.K. Solvency II framework, including transferring the requirements into the PRA Rulebook, which contains rules made and enforced by the PRA, and other policy materials. While this process led to favorable impacts on the solvency position of our U.K. business in earlier reporting periods, the completion of the review at December 31, 2024 did not have any further material impacts on the U.K. business solvency position.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

The amount available during 2024 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes Fairwind, was approximately $1,289 million. During 2024, we declared and paid $1,278.0 million in dividends including $1,245.0 paid in cash and $33.0 million paid in fixed maturity securities, none of which was considered an extraordinary dividend. During 2024, Unum Limited declared and paid dividends of £60.0 million to Unum Group through our U.K holding company, Unum European Holding Company Limited (UEHC). During 2024, UEHC also paid cash of £14.0 million to Unum Group in connection with the return of preferred shares of UEHC.

During 2025, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. As a result of our consideration of overall capitalization needs, we may not utilize the entire amount of dividends available in 2025, which are based on applicable restrictions under current law. Approximately $1,383 million is available, without prior approval by regulatory authorities, during 2025 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurer. In February 2025, First Unum Life Insurance Company (First Unum) entered into a reinsurance agreement with Provident Life and Accident Insurance Company to cede, on a coinsurance with funds withheld basis, 100 percent of the long-term care business of First Unum, effective January 1, 2025. Also in February 2025, First Unum received regulatory approval for, and paid, an extraordinary dividend of $630 million to Unum Group.

Approximately £140 million is available to be distributable from Unum Limited during 2025. The actual amount distributable during 2025 will depend on experience, including the impact of market movements, and is subject to local requirements, as well as regulatory and other business considerations.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group, which does not apply to our current entity structure.

Funding for Employee Benefit Plans

During the twelve months ended December 31, 2024, we made contributions of $79.5 million and £5.2 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make contributions of approximately $89 million and £6 million during 2025. We had no regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans and made no voluntary contributions during the twelve months ended December 31, 2024. We do not expect to have regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans in 2025, but we reserve the right to make voluntary contributions during 2025. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Debt, Term Loan Facility, Credit Facilities and Other Sources of Liquidity

Our long-term debt balance at December 31, 2024 was $3,465.2 million, net of a net discount of $131.3 million and deferred debt issuance costs of $37.0 million, and is comprised of our unsecured senior notes, unsecured medium-term notes, and junior subordinated debt securities. Our short-term debt balance at December 31, 2024 was $274.6 million, net of a net discount of $0.2 million and deferred debt issuance costs of $0.2 million, and is comprised of unsecured senior notes.

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

In October 2024, we exercised our issuance right in full under the facility agreement and issued $400.0 million of the 2041 Senior Notes to the P-Caps Trust in exchange for the Trust Assets, thereby triggering our recognition of the 2041 Senior Notes on our consolidated balance sheets. The Trust Assets had a fair value of $273.5 million when the 2041 Senior Notes were issued. We directed the trustee of the P-Caps Trust to dissolve the P-Caps Trust and to deliver the 2041 Senior Notes to the beneficial holders of the P-Caps pro rata in respect of each P-Cap. The 2041 Senior Notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt. The net proceeds from the issuance of the 2041 Senior Notes and subsequent sale of the Trust Assets were used for share repurchases.

We have a five-year $500 million senior unsecured revolving credit facility with a syndicate of lenders which is currently scheduled to expire in April 2027. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Certain of our traditional U.S. life insurance subsidiaries may also borrow under the credit facility, subject to an unconditional guarantee by Unum Group. At December 31, 2024, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $0.4 million had been issued.

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

At December 31, 2024, no amounts have been borrowed under the standby credit facilities or letters of credit.

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

Cash Requirements

As previously discussed, cash is applied primarily to the payment of policy benefits, costs of acquiring new business (principally commissions), operating expenses, and taxes, as well as purchases of investments. We have established an investment strategy that we believe will provide for adequate cash flows from operations to meet cash payment requirements. Summarized below are our estimated material cash requirements, both in the short-term (within 12 months) and the long-term (beyond 12 months) resulting from contractual obligations as of December 31, 2024:

•Policyholder liabilities, which exclude the effect of change in discount rate assumptions and therefore differs from the amount shown in the consolidated balance sheet, totaled $45,855.1 million, of which $4,479.3 million is estimated to be paid in 2025. We also maintain reinsurance agreements for which the recoverable under those agreements totaled $12,385.4 million of which $1,314.5 million is estimated to offset related policyholder liability payments in 2025. Policyholder liabilities and the related reinsurance recoverable represent the projected payout of the current in-force policyholder liabilities and the expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. We utilize extensive liability modeling to project future cash flows from the in-force business. The primary assumptions used to project future cash flows are discount rate, claim resolution rate, incidence rate, and policyholder lapse and mortality. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly over time.
•Payments related to our debt and our facility agreements, which include contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheets, totaled $7,563.7 million, of which $478.0 million in interest and principal payments is estimated to be paid in 2025.
•Investment commitments include $17.9 million to fund certain commercial mortgage loans and $96.5 million to fund certain private placement fixed maturity securities, both of which are estimated to be paid in 2025 based on the expiration date of the commitments. In addition, $768.5 million is committed in additional capital contributions to certain private equity partnerships which are due upon satisfaction of contractual notice from the partnership. These commitments may or may not be funded and are therefore not recorded on our consolidated balance sheets.

•Pensions and OPEB, which include commitments related to our defined benefit pension and postretirement plans for our employees, including our non-qualified pension plan, totaled $580.4 million, of which $21.5 million is estimated to be paid in 2025. Pension plan obligations, other than the non-qualified plan, represent our contributions to the pension plans and are projected based on the expected future minimum contributions as required under current U.S. and U.K. legislative funding requirements. Non-qualified pension plan and other postretirement benefit obligations represent the expected benefit payments related to these plans which we expect to pay, as incurred, from our general assets.
•Amounts owed to reinsurers totaled $491.4 million of which $134.3 million is estimated to be paid in 2025.
•Payables for general operating expenses and deferred compensation liabilities totaled $460.1 million of which $304.8 million is estimated to be paid in 2025.
•Obligations to return advances received from the FHLB and to return unrestricted cash collateral to our securities lending and derivative counterparties totaled $390.5 million of which $112.9 million is estimated to be repaid in 2025.
•Commissions due totaled $156.5 million all of which is estimated to be paid in 2025.
•We also have obligations with outside parties for computer data processing services, software maintenance agreements, and consulting services of $193.7 million, of which $106.5 million is estimated to be paid in 2025.
•Operating lease payments representing the amount of undiscounted minimum lease payments due totaled $81.5 million of which $17.4 million is estimated to be paid in 2025.

See "Critical Accounting Estimates" and "Investments" contained herein in this Item 7 and Notes 2, 3, 4, 6, 10, 11, 14, and 17 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our various commitments and obligations.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of December 31, 2024, we held $62.7 million of cash collateral from securities lending agreements. The average balance for securities lending agreements which were collateralized by cash during the year ended December 31, 2024 was $44.9 million, and the maximum amount outstanding at any month end was $133.0 million. In addition, at December 31, 2024, we had $34.8 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the year ended December 31, 2024 was $29.7 million, and the maximum amount outstanding at any month end was $38.6 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at December 31, 2024, nor did we utilize any securities repurchase agreements during 2024. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of December 31, 2024, we owned $26.7 million of FHLB common stock and had outstanding advances of $324.2 million from the regional FHLBs which were used for the purpose of investing in either short-term investments or matched fixed maturity securities. As of December 31, 2024, we have additional borrowing capacity of approximately $558.1 million from the FHLBs.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Consolidated Cash Flows

(in millions of dollars)
	Year Ended December 31
	2024	2023	2022
Net Cash Provided by Operating Activities	$1,513.2	$1,202.8	$1,418.7
Net Cash Used by Investing Activities	(344.4)	(725.9)	(955.9)
Net Cash Used by Financing Activities	(1,152.0)	(450.1)	(418.6)
Net Increase in Cash and Bank Deposits	$16.8	$26.8	$44.2

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

During 2024, we received proceeds of $271.0 million from the sale of the Trust Assets received as a result of exercising our issuance right under the facility agreement with the P-Caps Trust.

During 2023, we sold over $700.0 million of shorter duration bonds in our long-term care portfolio and reinvested the proceeds in higher quality, higher yielding, and longer duration bonds that better match our liability cash flows. As a result of this activity, both sales and purchases of fixed maturity securities were higher during 2023 compared to 2024 and 2022.

See Note 3 and 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, dividends paid to stockholders, repurchases of common stock, and policyholders' account deposits and withdrawals.
Cash used to repurchase shares of Unum Group's common stock during 2024, 2023, and 2022 was $972.9 million, $250.1 million, and $200.1 million, respectively. During 2024, 2023, and 2022 we paid dividends of $296.5 million, $277.1 million, and $254.2 million, respectively, to holders of Unum Group's common stock.
During 2024, we issued $400.0 million of 6.000% senior notes due 2054 and received proceeds of $391.6 million. A portion of the net proceeds of the offering were used to repay the outstanding indebtedness under our senior unsecured delayed draw term loan facility, resulting in a cash outflow of $350.0 million.

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

Ratings

A.M. Best Company (AM Best), Fitch Ratings (Fitch), Moody's Ratings (Moody's), and S&P Global Ratings (S&P) are among the third parties that assign issuer credit ratings to Unum Group and financial strength ratings to our insurance subsidiaries. We compete based in part on the financial strength ratings provided by rating agencies. A downgrade of our financial strength ratings can be expected to adversely affect us and could potentially, among other things, adversely affect our relationships with distributors of our products and services and retention of our sales force, negatively impact persistency and new sales, particularly large case group sales and individual sales, and generally adversely affect our ability to compete. A downgrade in the issuer credit rating assigned to Unum Group can be expected to adversely affect our cost of capital or our ability to raise additional capital.

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

	AM Best	Fitch	Moody's	S&P
Outlook	Stable	Positive	Stable	Stable

Senior Unsecured Debt Ratings	bbb+	BBB	Baa2	BBB

Financial Strength Ratings
Provident Life and Accident Insurance Company	A	A	A2	A
Unum Life Insurance Company of America	A	A	A2	A
First Unum Life Insurance Company	A	A	A2	A
Colonial Life & Accident Insurance Company	A	A	A2	A
The Paul Revere Life Insurance Company	A	A	A2	A
Unum Insurance Company	A	A	A2	NR
Provident Life and Casualty Insurance Company	A	A	NR	NR
Starmount Life Insurance Company	A	NR	NR	NR
Unum Limited	NR	NR	NR	A-

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

There have been no other changes in the rating agencies' outlooks or ratings during 2024 or in 2025 prior to the date of this filing.

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

Interest Rate Risk

Our exposure to interest rate changes results from our holdings of financial instruments such as fixed rate investments, forward benchmark interest rate locks, and interest sensitive liabilities. Fixed rate investments include fixed maturity securities, mortgage loans, policy loans, and short-term investments. Fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, public utility bonds, corporate bonds, mortgage-backed securities, and redeemable preferred stock, all of which are subject to risk resulting from interest rate fluctuations. Certain of our financial instruments, such as fixed maturity securities, are carried at fair value in our consolidated balance sheets. The fair value of these financial instruments can be affected by changes in interest rates. A rise in interest rates may further increase the net unrealized loss related to these financial instruments, but may improve our ability to earn higher rates of return on new purchases of fixed maturity securities. Conversely, a decline in interest rates may decrease the net unrealized loss, but new securities may be purchased at lower rates of return. Although changes in fair value of fixed maturity securities due to changes in interest rates may impact amounts reported in our consolidated balance sheets, these changes will not cause an economic gain or loss unless we sell investments or determine that an investment is impaired. Our forward benchmark interest rate locks are also carried at fair value on our consolidated balance sheets. The fair value of these derivatives can also be affected by changes in interest rates as a rise in interest rates may further increase the net unrealized loss related to these derivatives and conversely a decline in interest rates may decrease the net unrealized loss related to these derivatives. Although changes in the fair value of our forward benchmark interest rate locks due to changes in interest rates may impact amounts reported in our consolidated balance sheets and ultimately the amounts we owe or will receive at the termination or maturity of the derivative, our usage of these derivatives allows us to reduce uncertainty in the reinvestment of future cash flows associated with certain of our product lines.

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

We believe that the risk of being forced to liquidate investments or terminate derivative positions ahead of scheduled maturity dates is minimal, primarily due to the level of capital at our insurance subsidiaries, the level of cash and marketable securities at our holding companies, and our investment strategy which we believe provides for adequate cash flows to meet the funding requirements of our business. We may in certain circumstances, however, need to sell investments due to changes in regulatory or capital requirements, changes in tax laws, rating agency decisions, and/or unexpected changes in liquidity needs.

Although our policy benefits are primarily in the form of claim payments and we therefore have minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment cash flows with amounts due under insurance contracts. Changes in interest rates and individuals' behavior affect the amount and timing of asset and liability cash flows. We actively monitor our asset and liability cash flow match and our asset and liability duration match to manage interest rate risk. Due to the long duration of our long-term care product, the timing of our investment cash flows do not match those of our maturing liabilities. We model and test asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. We use this analysis in determining hedging strategies and utilizing derivative financial instruments. We have and may continue to use current and forward interest rate swaps, options on forward interest rate swaps, and forward treasury locks to hedge interest rate risks and to match asset durations and cash flows with corresponding liabilities.

Debt is not carried at fair value in our consolidated balance sheets. If we modify or replace existing debt instruments at current market rates, we may incur a gain or loss on the transaction. We believe our debt-related risk to changes in interest rates is relatively minimal.

We measure our insurance liabilities and financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2024 and 2023 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our insurance liabilities and financial instruments at December 31, 2024 and 2023 are shown as follows:

	December 31, 2024
(in millions of dollars)	Notional Amount of Derivatives	Fair Value (FV)[2]	Hypothetical
			FV + 100 BP2	Change in FV2
Assets
Fixed Maturity Securities[1]		$35,629.9	$32,889.9	$(2,740.0)
Mortgage Loans		1,975.4	1,877.0	(98.4)
Policy Loans, Net of Reinsurance Ceded		359.3	334.7	(24.6)
Reinsurance Recoverable[2]		8,296.4	7,520.0	(776.4)

Liabilities
Liability for Future Policy Benefits[2]		$(36,806.4)	$(32,947.1)	$3,859.3
Debt		(3,564.3)	(3,244.5)	319.8

Derivatives[1]
Forward Benchmark Interest Rate Locks	2,570.0	(219.8)	(463.9)	(244.1)

	December 31, 2023
(in millions of dollars)	Notional Amount of Derivatives	Fair Value[2]	Hypothetical
			FV + 100 BP2	Change in FV2
Assets
Fixed Maturity Securities[1]		$36,833.9	$33,842.1	$(2,991.8)
Mortgage Loans		2,070.7	1,957.7	(113.0)
Policy Loans, Net of Reinsurance Ceded		373.8	347.8	(26.0)
Reinsurance Recoverable[2]		9,108.4	8,179.2	(929.2)

Liabilities
Liability for Future Policy Benefits[2]		$(40,009.4)	$(35,456.1)	$4,553.3
Debt		(3,227.9)	(2,978.4)	249.5

Derivatives [1]
Forward Benchmark Interest Rate Locks	1,905.0	(33.3)	(245.2)	(211.9)

1These financial instruments are carried at fair value in our consolidated balance sheets. Changes in fair value resulting from changes in interest rates may affect the fair value at which the item is reported in our consolidated balance sheets. The corresponding offsetting change is reported in other comprehensive income or loss, net of income tax.

2 We are required to update the discount rate assumptions related to our liability for future policy benefits at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. As such, the value of certain of our insurance liabilities may be adversely affected by changes in the single-A interest rate environment which could impact the valuation of our liability for future policy benefits and related reinsurance recoverable.

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

Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with those assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities. We estimate that we will have approximately $2.2 billion of investable cash flows in 2025. Assuming interest rates and credit spreads remain constant at the January 2025 market levels throughout the remainder of 2025 and 2026, our net investment income would increase by an immaterial amount in both 2025 and 2026 as a result of the investment of cash flows at levels above our current portfolio rate. This interest rate scenario does not give consideration to the effect of other factors which could impact these results, such as changes in the bond market and changes in hedging strategies and positions, nor does it consider the potential change to our discount rate reserve assumptions and any mitigating factors such as pricing adjustments.

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

Assuming the pound to dollar year-end exchange rate decreased 10 percent from the December 31, 2024 and 2023 levels, accumulated other comprehensive income or loss as reported in U.S. dollars would have been lower by approximately $120 million in each year. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2024 and 2023, net income, as reported in U.S. dollars, would have decreased approximately $10 million in each year. Our Polish operations are currently not a significant portion of our overall operations and any changes in the dollar exchange rate would not represent a material impact to our reported financial results in U.S. dollars.

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

Risk Management

Effectively taking and managing risks is essential to the success of our Company. To facilitate this effort, we have a formal Enterprise Risk Management (ERM) program, with a framework comprising these key components:

•Risk-aware culture and governance
•Risk appetite
•Risk identification and prioritization
•Risk reporting
•Risk management and modeling

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

Risk-Aware Culture and Governance

We employ a risk management model under which risk-based decisions are made daily on a local level. To achieve long-term success, we believe risk management must be the responsibility of all employees. The individual and collective decisions of our employees play a key role in successfully managing our overall risk profile. We strive for a culture of integrity, commitment, and accountability, and we believe these values allow our employees to feel comfortable identifying issues and taking ownership for addressing potential problems. To reinforce the risk-aware culture, we offer risk education to employees.

Our employees have an obligation to report issues that they believe will have a material financial, operational, reputational, or regulatory impact to the Company. We offer several channels for employees to report their issues or concerns and encourage employees to use the channel that is most appropriate for their situation. We recommend that an employee initially discuss their concerns with their manager; however, if that channel is not appropriate, an employee may use any of the other reporting channels available. By employing various approaches, we foster a culture intended to support candid discussion and reporting of risks and empowerment of our employees to take ownership for risk management.

Our culture is reinforced by our system of risk governance. We employ a multi-layered risk control system as depicted below:

1st Line: Own and Manage	2nd Line: Oversee	3rd Line: Independent Assurance
Business processes and procedures employed throughout the Company through which management assumes and monitors significant risks	Governing bodies chartered with oversight of activities within the 1st and 2nd lines, mitigation of substantial exposures, and management of emerging risks	Independent assurance on the effectiveness of governance, risk management, and internal control performed by internal audit and the board of directors

Business units are primarily responsible for managing their principal risks. Our risk committees and other governing bodies serve as risk control functions responsible for providing risk oversight, or the second line of risk control. Our internal audit team provides periodic independent reviews and assurance activities serving as our third line of risk control.

In addition, our board has an active role, as a whole and through its committees, in overseeing management of our risks. The board is responsible for the oversight of strategic risk and regularly reviews information regarding our capital, liquidity, and operations, as well as the risks associated with each. The risk and finance committee of the board is responsible for oversight of our risk management process, including financial risk, operational risk, strategic risk, and cybersecurity risk, though other board committees also oversee risks associated with their responsibilities.

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

We regularly use assessment techniques that are suitable for the specific nature of the risk being assessed. The discussion is at the enterprise level and often qualitative and principles based. Quantitative specifications are made where possible, generally regarding aggregate capital metrics. Business segments align with the risk appetite through process, policies, and operating procedures and through monitoring of operational metrics. Where appropriate, specific quantitative boundaries are used to establish and measure against risk appetite articulated in the statement.

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

Risk Management and Modeling

The ERM framework takes a decentralized approach to risk management that relies on the three lines of defense described above. The second line plays an important role in providing reliable, current, timely, and actionable information about the uncertainties that might affect the achievement of our objectives. The ERM framework utilizes a combination of qualitative and quantitative measures to inform our assessment at the enterprise level.

To support risk assessments, both the first and second line utilize stress testing and scenario analysis for risk management and to shape our business, financial, and strategic planning activities. Both are key components of our risk appetite framework and play an important role in monitoring, assessing, managing, and mitigating our primary risk exposures, which we evaluate over multiple time horizons.

Our ability to manage our baseline risks and run stress and scenario analysis relies on numerous capital and financial models. These models aid us in making significant business decisions including strategic planning, capital management, risk limit determinations, reinsurance purchases, hedging activities, asset allocation, pricing, and corporate development. We aim to constantly improve the capital modeling techniques and methodologies we use to determine a level of capital that is commensurate with our risk profile and to ensure compliance with evolving regulatory and rating agency requirements. To provide controls on development and use of our key models, we maintain a model risk framework for all financial models.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Unum Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unum Group and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Long-Term Care Liability for Future Policy Benefits
Description of the Matter
The Company's liability for individual and group long-term care future policy benefits is $15.3 billion of the $36.8 billion of Future Policy Benefits on the consolidated balance sheet as of December 31, 2024.

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

To test the long-term care liability for future policy benefits we performed audit procedures, with the assistance of our actuarial specialists, that included, among others, an evaluation of the methodologies applied by management’s actuarial specialists with those methods used in prior periods. We evaluated the significant assumptions used by management in determining the liability for future policy benefits by comparing the significant assumptions, including expected morbidity, mortality, claims incidence and resolutions, active policy lapses, and future premium rate increases to historical assumptions, prior actual experience, policyholder experience studies performed by management, available industry information, or management’s estimates of prospective changes in these assumptions. In addition, we performed a review of the historical results of the development of the estimate, assessed management’s annual reserve assumption study, and performed an independent recalculation of the liability for future policy benefits for a sample of contracts which we compared to the actuarial model used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Chattanooga, Tennessee
February 27, 2025

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2024	2023
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $38,269.9; $38,410.6; allowance for credit losses of $2.8; $2.2)	$35,629.9	$36,833.9
Mortgage Loans (net of allowance for credit losses of $16.1; $10.2)	2,224.5	2,318.2
Policy Loans	3,617.2	3,620.2
Other Long-term Investments	1,694.4	1,579.4
Short-term Investments	2,540.3	1,610.7
Total Investments	45,706.3	45,962.4

Other Assets
Cash and Bank Deposits	162.8	146.0
Accounts and Premiums Receivable (net of allowance for credit losses of $26.8; $29.5)	1,459.0	1,543.7
Reinsurance Recoverable (net of allowance for credit losses of $1.5; $1.7)	8,296.4	9,108.4
Accrued Investment Income	649.8	633.9
Deferred Acquisition Costs	2,842.8	2,714.5
Goodwill	349.1	349.9
Property and Equipment	487.6	485.3
Deferred Income Tax	369.7	649.4
Other Assets	1,635.8	1,661.7

Total Assets	$61,959.3	$63,255.2

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2024	2023
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$36,806.4	$40,009.4
Policyholders' Account Balances	5,633.7	5,667.7
Unearned Premiums	384.0	380.2
Other Policyholders’ Funds	1,526.7	1,615.7
Income Tax Payable	226.5	190.0
Deferred Income Tax	31.0	27.0
Short-term Debt	274.6	—
Long-term Debt	3,465.2	3,430.4
Other Liabilities	2,650.1	2,283.4

Total Liabilities	50,998.2	53,603.8

Commitments and Contingent Liabilities - Note 16

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 195,460,723 and 194,588,625 shares	19.5	19.4
Additional Paid-in Capital	1,489.6	1,547.8
Accumulated Other Comprehensive Loss	(2,523.7)	(3,308.0)
Retained Earnings	12,914.0	11,431.5
Treasury Stock - at cost: 16,871,752 and 1,216,528 shares	(938.3)	(39.3)

Total Stockholders' Equity	10,961.1	9,651.4

Total Liabilities and Stockholders' Equity	$61,959.3	$63,255.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars, except share data)
Revenue
Premium Income	$10,497.4	$10,046.0	$9,616.5
Net Investment Income	2,130.0	2,096.7	2,122.2
Net Investment Loss	(34.6)	(36.0)	(15.7)
Other Income	294.5	279.2	261.1
Total Revenue	12,887.3	12,385.9	11,984.1

Benefits and Expenses
Policy Benefits	7,480.2	7,311.9	7,542.1
Policy Benefits - Remeasurement Gain	(562.3)	(54.8)	(547.5)
Commissions	1,258.6	1,170.1	1,086.4
Interest and Debt Expense	201.1	194.8	188.5
Cost Related to Early Retirement of Debt	—	—	4.2
Deferral of Acquisition Costs	(651.5)	(632.2)	(556.9)
Amortization of Deferred Acquisition Costs	521.0	481.4	421.1
Compensation Expense	1,166.2	1,162.6	1,089.5
Other Expenses	1,222.7	1,112.0	1,006.7
Total Benefits and Expenses	10,636.0	10,745.8	10,234.1

Income Before Income Tax	2,251.3	1,640.1	1,750.0

Income Tax Expense (Benefit)
Current	432.1	452.0	473.5
Deferred	40.1	(95.7)	(130.7)
Total Income Tax Expense	472.2	356.3	342.8

Net Income	$1,779.1	$1,283.8	$1,407.2

Net Income Per Common Share
Basic	$9.49	$6.53	$7.01
Assuming Dilution	$9.46	$6.50	$6.96
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Net Income	$1,779.1	$1,283.8	$1,407.2

Other Comprehensive Income
Change in Net Unrealized Gain (Loss) on Securities (net of tax expense (benefit) of $(226.6); $300.6; $(1,890.8))	(836.1)	1,109.3	(7,042.8)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense (benefit) of $488.9; $(256.5); $2,385.1)	1,833.8	(962.3)	8,884.6
Change in Net Gain (Loss) on Derivatives (net of tax benefit of $51.5; $17.0; $19.2)	(197.0)	(64.1)	(71.4)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $1.1; $0.9; $(0.1))	(21.9)	69.0	(116.0)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $12.0; $(2.7); $18.9)	5.5	(11.6)	61.9
Total Other Comprehensive Income	784.3	140.3	1,716.3

Comprehensive Income	$2,563.4	$1,424.1	$3,123.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$19.4	$30.8	$30.7
Common Stock Activity	0.1	0.1	0.1
Retirement of Treasury Stock	—	(11.5)	—
Balance at End of Year	19.5	19.4	30.8

Additional Paid-in Capital
Balance at Beginning of Year	1,547.8	2,441.0	2,408.1
Repurchase of Common Stock	(80.3)	—	—
Retirement of Treasury Stock	—	(914.5)	—
Other Common Stock Activity	22.1	21.3	32.9
Balance at End of Year	1,489.6	1,547.8	2,441.0

Accumulated Other Comprehensive Loss
Balance at Beginning of Year	(3,308.0)	(3,448.3)	(5,164.6)
Other Comprehensive Income	784.3	140.3	1,716.3
Balance at End of Year	(2,523.7)	(3,308.0)	(3,448.3)

Retained Earnings
Balance at Beginning of Year	11,431.5	13,141.3	11,989.4
Net Income	1,779.1	1,283.8	1,407.2
Dividends to Stockholders (per common share: $1.57; $1.39; $1.26)	(296.6)	(277.1)	(255.3)
Retirement of Treasury Stock	—	(2,716.5)	—
Balance at End of Year	12,914.0	11,431.5	13,141.3

Treasury Stock
Balance at Beginning of Year	(39.3)	(3,429.8)	(3,229.7)
Repurchases of Common Stock	(899.0)	(252.0)	(200.1)
Retirement of Treasury Stock	—	3,642.5	—
Balance at End of Year	(938.3)	(39.3)	(3,429.8)

Total Stockholders' Equity at End of Year	$10,961.1	$9,651.4	$8,735.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$1,779.1	$1,283.8	$1,407.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	623.9	602.7	590.6
Change in Deferred Acquisition Costs	(130.5)	(150.8)	(135.8)
Change in Insurance Liabilities	(780.9)	(313.2)	(244.7)
Change in Income Taxes	97.6	(84.3)	(31.3)
Change in Other Accrued Liabilities	(32.3)	(74.8)	(113.9)
Non-cash Components of Net Investment Income	(248.9)	(240.3)	(247.0)
Net Investment Loss	34.6	36.0	15.7
Depreciation	116.1	108.8	110.5
Amortization of the Cost of Reinsurance	41.4	44.1	50.3
Other, Net	13.1	(9.2)	17.1
Net Cash Provided by Operating Activities	1,513.2	1,202.8	1,418.7

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	877.3	1,062.7	559.5
Proceeds from Maturities of Fixed Maturity Securities	1,483.0	1,578.1	1,532.5
Proceeds from Sales and Maturities of Other Investments	332.1	360.0	445.9
Purchase of Fixed Maturity Securities	(2,001.7)	(2,991.4)	(2,835.3)
Purchase of Other Investments	(319.1)	(361.2)	(482.9)
Net Purchases of Short-term Investments	(842.1)	(141.0)	(22.6)
Net Increase (Decrease) in Payables for Collateral on Investments	251.8	(98.3)	(50.8)
Net Purchases of Property and Equipment	(125.7)	(134.8)	(102.2)
Net Cash Used by Investing Activities	(344.4)	(725.9)	(955.9)

Cash Flows from Financing Activities
Short-term Debt Repayment	—	(2.0)	—
Issuance of Long-term Debt	391.6	—	349.2
Long-term Debt Repayment	(350.0)	—	(364.0)
Cost Related to Early Retirement of Debt	—	—	(3.6)
Issuance of Common Stock	6.0	5.2	4.0
Repurchase of Common Stock	(972.9)	(250.1)	(200.1)
Dividends Paid to Stockholders	(296.5)	(277.1)	(254.2)
Proceeds from Policyholders' Account Deposits	133.2	143.4	119.8
Payments for Policyholders' Account Withdrawals	(82.7)	(87.0)	(72.0)
Cash Received Related to Active Life Volatility Cover Agreement	26.7	18.6	5.2
Other, Net	(7.4)	(1.1)	(2.9)
Net Cash Used by Financing Activities	(1,152.0)	(450.1)	(418.6)

Net Increase in Cash and Bank Deposits	16.8	26.8	44.2

Cash and Bank Deposits at Beginning of Year	146.0	119.2	75.0

Cash and Bank Deposits at End of Year	$162.8	$146.0	$119.2
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

We have three principal operating segments: Unum US, Unum International, and Colonial Life. Our other operating segments are Closed Block and Corporate. See Note 15 for further discussion of our operating segments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Policy Loans: Policy loans are presented at the unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $3,313.6 million and $3,322.5 million of policy loans ceded to reinsurers at December 31, 2024 and 2023, respectively.

Other Long-term Investments: Other long-term investments are comprised primarily of private equity partnerships, real estate, perpetual preferred stock, common stock, tax credit partnerships, and derivatives - which are described in "Derivative Financial Instruments" below.

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

See Notes 2, 3, and 4 for further discussion of our other long-term investments.

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

Derivative Financial Instruments: Derivative financial instruments (including certain derivative instruments embedded in other contracts) are recognized as either other long-term investments or other liabilities in our consolidated balance sheets and are reported at fair value. The accounting for a derivative depends on whether it has been designated and qualifies as part of a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

hedging relationship, and further, on the type of hedging relationship. To qualify for hedge accounting, at the inception of the hedging transaction, we formally document the risk management objective and strategy for undertaking the hedging transaction, as well as the designation of the hedge as either a fair value hedge or a cash flow hedge. Included in this documentation is how the hedging instrument is expected to hedge the designated risk related to specific assets or liabilities on the balance sheet or to specific forecasted transactions as well as a description of the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness.

A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship, using qualitative and quantitative methods. Qualitative methods include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship.

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

Gains or losses on the termination of ineffective fair value or cash flow hedges are reported in earnings as a component of net investment gain or loss. In the event a hedged item is disposed of or the anticipated transaction being hedged is no longer likely to occur, we will terminate the related derivative and recognize the gain or loss on termination in current earnings as a component of net investment gain or loss. In the event a hedged item is disposed of subsequent to the termination of the hedging transaction, we reclassify any remaining gain or loss on the hedge out of accumulated other comprehensive income (loss) (AOCI) into earnings as a component of the same income statement line item wherein we report the gain or loss on disposition of the hedged item.

For a derivative not designated as a hedging instrument, changes in the fair value of the derivative, together with the payment of periodic fees, if applicable, are recognized in the same income statement line item as the hedged item during the period of change in fair value.

Cash flows related to derivative contracts are included in the consolidated statements of cash flows, coinciding with the timing of the underlying exposure. Cash inflows are included as a component of proceeds from sales and maturities of other investments. Cash outflows are included as a component of purchases of other investments.

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

The allowance on our premiums receivable is primarily determined using an aging analysis as well as historical lapse and delinquency rates by product line, adjusted for key factors that may impact our future expectation of premium receipts such as changes in customer demographics, business practices, economic conditions, and product offerings. We write off premiums receivable amounts when determined to be uncollectible, which is based on various factors, including the aging of premiums receivable past the due date and specific communication with customers. At December 31, 2024, and 2023, the allowance for expected credit losses on premiums receivable was $26.8 million and $29.5 million, respectively, on gross premiums receivable of $584.1 million and $612.4 million, respectively. The decrease in the allowance of $2.7 million during the year ended December 31, 2024 was driven primarily by the decrease in gross premiums receivable. The decrease in the allowance of $3.0 million during the year ended December 31, 2023 was driven primarily by improvements in the age of premiums receivable.

Deferred Acquisition Costs: Incremental direct costs associated with the successful acquisition of new or renewal insurance contracts have been deferred. Such costs include non-level commissions, other agency compensation, certain selection and policy issue expenses, and certain field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from deferral.

Our insurance contracts are grouped by product type and contract issue year into cohorts consistent with the grouping used to estimate the related contract liabilities. Deferred acquisition costs (DAC) are amortized on a constant level basis over the life of the policy. For all products, in-force volume metrics are used as the constant level basis. The lapse and mortality assumptions used to amortize DAC for our traditional long-duration products are consistent with the assumptions used to estimate the liability for future policy benefits. The underlying assumptions used to determine DAC amortization are updated concurrently with any related assumption changes for the liability for future policy benefits and changes in estimates are recognized prospectively over the remaining expected term of the related contracts. Amortization expense is adjusted based on actual versus expected experience through an adjustment to the prospective rate of amortization.

For certain products, policyholders can elect to modify product benefits, features, rights, or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacement transactions, principally on group contracts. Internal replacement transactions wherein the modification does not substantially change the policy are accounted for as continuations of the replaced contracts. The original policy continues to be reflected as an in-force policy within its original cohort. The policy's expected life then impacts the amortization of remaining unamortized deferred acquisition costs within its cohort. The costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred. Internal replacement transactions that result in a policy that is substantially changed are accounted for as an extinguishment of the original policy and the issuance of a new policy. The original policy that was replaced is terminated from its original cohort and this termination is reflected in the amortization rate of remaining unamortized deferred acquisition costs for the cohort. The costs of acquiring the new policy are capitalized and amortized as part of a new cohort. See Note 8.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $1,501.3 million and $1,422.8 million as of December 31, 2024 and 2023, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits from surrender charges, mortality margins, investment returns, and expense margins for interest sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $55.1 million and $63.9 million at December 31, 2024 and 2023, respectively. The accumulated amortization for value of business acquired was $165.5 million and $161.8 million as of December 31, 2024 and 2023, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $6.2 million, $5.2 million, and $4.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. We periodically review the carrying amount of value of business acquired and it is subject to recoverability testing.

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

The calculation of the liability for future policy benefits involves numerous assumptions including assumptions related to discount rate, lapses, mortality, and morbidity. The discount rate assumptions were initially set based on the expected investment yield of the assets supporting the reserves at the transition date of accounting standards update (ASU) 2018-12, which was January 1, 2021, for policies originally issued before the transition date. The discount rate assumptions for new cohorts established after the transition date, are initially set based on the policy issuance date or policy renewal date, and are based on an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities. As cohorts are grouped by product type and issue year, a weighted average discount rate is utilized as policies are issued or renewed throughout the year. We utilize a reference portfolio of fixed-income instruments that have been A-rated by one of the major credit rating agencies. For products with liability cash flows that exceed the duration of observable single-A fixed income instruments, we use the last market observable yield and use extrapolation approaches to determine yield assumptions for durations beyond the last market observable duration. For the discount rate assumptions for products in our Unum International segment, we utilize observable market data in the local debt markets in the UK and Poland.

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

Policyholders' Account Balances: Policyholders' account balances primarily include our universal life and corporate-owned life insurance products. Policyholders' account balances reflect customer deposits and interest credited less cost of insurance, administration expenses, surrender charges, and customer withdrawals. Our unearned revenue reserve, claim reserves and certain other reserves related to our universal life products and corporate-owned life insurance products are also reported as a component of policyholders’ account balances. Policyholders' account balances require loss recognition testing. We perform loss recognition tests on these reserves annually, or more frequently if appropriate, using best estimate assumptions as of the date of the test, without a provision for adverse deviation. We group the policy reserves for each major product line within a reportable segment when we perform the loss recognition tests. If the excess of the present value of projected future benefits and claim settlement expenses over the present value of projected future gross premiums is greater than the existing policy reserves less any unearned revenue reserve or value of business acquired, the existing policy reserves would be increased to immediately recognize the insufficiency. This becomes the new basis for reserves going forward, subject to future loss recognition testing. Anticipated investment income, based on our anticipated portfolio yield rates after consideration for defaults and investment expenses, is considered when performing loss recognition testing for long-duration contracts. See note 7.

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

Income Tax: Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes have been measured using enacted statutory income tax rates and laws that are currently in effect. We record adjustments to our deferred taxes resulting from tax rate changes through income as of the date of enactment. We record deferred tax assets for tax positions taken in the U.S. and other tax jurisdictions based on our assessment of whether a position is more likely than not to be sustained upon examination based solely on its technical merits.  A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. We record tax expense related to Global Intangible Low-Taxed Income in the period in which it is incurred. We follow an aggregate portfolio approach to release disproportionate tax effects from AOCI upon disposal of an entire portfolio. See Note 9.

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

Right-of-Use Asset (ROU) and Lease Liability: ROU assets represent our right to use an underlying asset for a specified lease term and are included in other assets in our consolidated balance sheet. Lease liabilities represent the present value of lease payments that we are obligated to pay arising from a lease and are included in other liabilities in our consolidated balance sheets.

We determine if an arrangement is a lease at inception through a formal process that evaluates our right to control the use of an identified asset for a period of time in exchange for consideration. We account for the lease and non-lease components of our building leases separately and have elected to use the available practical expedient to account for the lease and non-lease components of our equipment leases as a single component. All of our leases are classified as operating. For each operating lease, we calculate a lease liability at commencement date based on the present value of lease payments over the lease term and a corresponding ROU asset, adjusted for lease incentives. We do not recognize ROU assets and lease liabilities that arise from short-term leases for any class of underlying asset.

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

Treasury Stock and Retirement of Common Stock: Treasury stock is reflected as a reduction of stockholders' equity at cost when repurchased shares are settled. When shares are retired, the par value is removed from common stock, and the excess of the repurchase price over par is allocated between additional paid-in capital and retained earnings. See Note 12.

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

Fees from our solutions business, which include leave management services and administrative-services only business are reported as other income when services are rendered.

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
Where applicable, gains or costs recognized on reinsurance transactions are generally deferred and amortized into earnings based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits for interest sensitive insurance policies. Gains or costs recognized on reinsurance transactions for non-interest sensitive products for which we no longer receive premiums are generally deferred and amortized into earnings based upon expected claim reserve patterns. The cost of reinsurance included in other assets in our consolidated balance sheets at December 31, 2024 and 2023 was $508.0 million and $549.4 million. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2024 and 2023 was $4.9 million and $8.8 million, respectively.

Under ceded reinsurance agreements wherein we are not relieved of our legal liability to our policyholders, if the assuming reinsurer is unable to meet its obligations, we remain contingently liable. We evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. We may also require assets in trust, letters of credit, or other acceptable collateral to support our reinsurance recoverable balances. We estimate an allowance for expected credit losses for our reinsurance recoverable balance using a probability of default approach which incorporates key inputs and assumptions regarding market factors, counterparty credit ratings, and collateral received. When calculating our allowance, we apply these market factors to the net amount of our credit exposure, which considers collateral arrangements such as letters of credit and trust accounts. We evaluate the factors used to determine our allowance on a quarterly basis to consider material changes in our assumptions and make adjustments accordingly. The allowance for expected credit losses on reinsurance recoverable was $1.5 million at December 31, 2024 and $1.7 million at December 31, 2023. See Note 14.

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2024, 2023, and 2022, premium tax expense was $194.5 million, $183.5 million, and $169.3 million, respectively.

Stock-Based Compensation: Restricted stock units and stock success units are valued based on the fair value of common stock at the grant date. The fair value of performance units and cash incentive units is based on the Monte-Carlo valuation model. We evaluate whether there are any events which would require an adjustment to the price of common stock at the grant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

date. No adjustments have been made to any grant date prices for any awards as of December 31, 2024 or 2023. Stock-based awards are expensed over the requisite service period, or for performance units over the requisite service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied, with an offsetting increase to additional paid-in capital in stockholders' equity. The expense for certain of our awards is subject to accelerated recognition over the implicit service period for employees who have met the criteria for retirement eligibility. Forfeitures of stock-based awards are recognized as they occur. See Note 13.

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

Translation of Foreign Currency: Revenues and expenses of our foreign operations are translated at average exchange rates. Assets and liabilities are translated at the rate of exchange on the balance sheet dates. The translation gain or loss is generally reported in AOCI, net of income tax. We do not provide for deferred taxes to the extent unremitted foreign earnings are deemed permanently invested.

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $231.3 million and $244.4 million at December 31, 2024 and 2023, respectively.

Accounting Updates Adopted in 2024:

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The amendments in this update enhanced disclosures of significant expenses for reportable segments. Specifically, the update added a requirement to disclose significant expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and are included in each reported measure of segment profit or loss. This update required the disclosure of the title and position of the CODM as well as an explanation of how they use the reported measure(s) to assess segment performance and make decisions about allocating resources. The update also required the disclosure of the amount and composition of other segment items, which is the difference between reported segment revenues less the significant segment expenses. The amendments in this update allow for the disclosure of more than one measure of segment profit or loss, provided that at least one of the reported measures includes the segment profit or loss measure that is most consistent with GAAP measurement principles.

The amendments in this update were applied retrospectively in the annual period ended as of December 31, 2024, and will be applied retrospectively for interim periods beginning January 1, 2025. The adoption of this update modified our disclosures but did not have an impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related amendments

The amendments in this update provided optional guidance, for a limited period of time, to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The guidance allowed for various practical expedients and exceptions when applying GAAP to contracts, hedging relationships, and other transactions affected either by discontinued rates as a direct result of reference rate reform or a market-wide change in interest rates used for discounting, margining or contract price alignment, if certain criteria are met. Specifically, the guidance provided certain practical expedients for contract modifications, fair value hedges, and cash flow hedges, and also provided certain exceptions related to changes in the critical terms of a hedging relationship. The guidance also allowed for a one-time election to sell or transfer debt securities that were both classified as held-to-maturity prior to January 1, 2020 and referenced a rate affected by the reform.

The adoption of this update was permitted as of the beginning of the interim period that includes March 12, 2020 (the issuance date of the update), or any date thereafter, through December 31, 2024, at which point the guidance sunset. We have elected practical expedients for contracts impacted by reference rate reform which did not result in a material impact on our financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued
Accounting Updates Adopted in 2022:

ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

The amendments in this update simplified the accounting for convertible instruments by removing certain separation models in the guidance related to convertible instruments and expanded related disclosure requirements. The amendments also revised the requirements for a contract or embedded derivative that is potentially settled in an entity's own stock to be classified as equity and also amended certain guidance related to the computations of earnings per share for convertible instruments and contracts in an entity's own stock. This guidance was applied in the period of adoption as of January 1, 2022. The adoption of this update did not have an effect on our financial position or results of operations, and did not expand our disclosures.

Accounting Updates Outstanding:

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

ASU 2024-03, Disaggregation of Income Statement Expenses: Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and related amendment

The amendments in this update require the disclosure of disaggregation of certain income statement expense line items. Specifically, the guidance requires the disclosure of additional information related to certain expenses, including employee compensation, depreciation and amortization, and certain other expenses included in each income statement line item. The amendments also require the disclosure of both the total amount of selling expenses and a definition of selling expenses.

We will adopt this update effective for the annual period beginning January 1, 2027, and interim periods beginning January 1, 2028. The adoption of this update is permitted on a prospective basis or a retrospective basis. The adoption of this update will expand our disclosures but will not have an impact on our financial position or results of operations.

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

At December 31, 2024, approximately 11.7 percent of our fixed maturity securities were valued using active trades from TRACE pricing or market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 88.3 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•72.3 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•15.3 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•0.7 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of December 31, 2024 or 2023.

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

The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		December 31, 2024
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$236.9	Not redeemable	$118.9
		52.3	Quarterly / 90 days notice	10.3
Total Private Credit		289.2		129.2

Private Equity	(b)	604.1	Not redeemable	398.2
		36.1	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	11.0
Total Private Equity		640.2		409.2

Real Assets	(c)	486.6	Not redeemable	230.1
		34.6	Quarterly / 90 days notice	—
Total Real Assets		521.2		230.1

Total Partnerships		$1,450.6		$768.5

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

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of December 31, 2024, the estimated remaining life of the investments that do not allow for redemptions is approximately 78 percent in the next 3 years, 12 percent during the period from 3 to 5 years, and 10 percent during the period from 5 to 10 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of December 31, 2024, the estimated remaining life of the investments that do not allow for redemptions is approximately 36 percent in the next 3 years, 27 percent during the period from 3 to 5 years, 36 percent during the period from 5 to 10 years, and 1 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of December 31, 2024, the estimated remaining life of the investments that do not allow for redemptions is approximately 36 percent in the next 3 years, 26 percent during the period from 3 to 5 years, and 38 percent during the period from 5 to 10 years.

We record changes in our share of NAV of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. Our partnerships are subject to transfer restrictions which extend over the life of the investment. There are no circumstances in which the transfer restrictions would lapse.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used.

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$77.9	$452.6	$—	$—	$530.5
States, Municipalities, and Political Subdivisions	—	3,291.4	—	—	3,291.4
Foreign Governments	—	768.1	—	—	768.1
Public Utilities	174.5	5,118.4	—	—	5,292.9
Mortgage/Asset-Backed Securities[1]	—	843.7	73.5	—	917.2
All Other Corporate Bonds	3,928.1	20,822.6	71.5	—	24,822.2
Redeemable Preferred Stocks	—	7.6	—	—	7.6
Total Fixed Maturity Securities	4,180.5	31,304.4	145.0	—	35,629.9

Other Long-term Investments
Derivatives
Forwards	—	6.5	—	—	6.5
Foreign Currency Interest Rate Swaps	—	72.9	—	—	72.9
Embedded Derivative in Modified Coinsurance Arrangement	—	—	11.5	—	11.5
Total Derivatives	—	79.4	11.5	—	90.9
Perpetual Preferred and Equity Securities	—	0.1	24.4	—	24.5
Private Equity Partnerships	—	—	—	1,450.6	1,450.6
Total Other Long-term Investments	—	79.5	35.9	1,450.6	1,566.0
Total Financial Instrument Assets Carried at Fair Value	$4,180.5	$31,383.9	$180.9	$1,450.6	$37,195.9

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$223.2	$—	$—	$223.2
Foreign Currency Interest Rate Swaps	—	32.5	—	—	32.5
Total Derivatives	—	255.7	—	—	255.7
Total Financial Instrument Liabilities Carried at Fair Value	$—	$255.7	$—	$—	$255.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$624.8	$—	$—	$624.8
States, Municipalities, and Political Subdivisions	—	3,678.4	—	—	3,678.4
Foreign Governments	—	890.7	—	—	890.7
Public Utilities	301.3	5,020.3	—	—	5,321.6
Mortgage/Asset-Backed Securities[1]	—	611.2	32.9	—	644.1
All Other Corporate Bonds	3,985.2	21,562.1	123.4	—	25,670.7
Redeemable Preferred Stocks	—	3.6	—	—	3.6
Total Fixed Maturity Securities	4,286.5	32,391.1	156.3	—	36,833.9

Other Long-term Investments
Derivatives
Forwards	—	47.5	—	—	47.5
Foreign Currency Interest Rate Swaps	—	52.4	—	—	52.4
Total Derivatives	—	99.9	—	—	99.9
Perpetual Preferred and Equity Securities	—	10.3	21.6	—	31.9
Private Equity Partnerships	—	—	—	1,326.2	1,326.2
Total Other Long-term Investments	—	110.2	21.6	1,326.2	1,458.0
Total Financial Instrument Assets Carried at Fair Value	$4,286.5	$32,501.3	$177.9	$1,326.2	$38,291.9

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$78.0	$—	$—	$78.0
Foreign Currency Interest Rate Swaps	—	38.2	—	—	38.2
Embedded Derivative in Modified Coinsurance Arrangement	—	—	1.5	—	1.5
Total Derivatives	—	116.2	1.5	—	117.7
Total Financial Instrument Liabilities Carried at Fair Value	$—	$116.2	$1.5	$—	$117.7
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2024
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) Included in		Purchases	Sales/Maturities	Level 3 Transfers		Fair Value End of Year	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI			Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$(1.1)	$1.3	$—	$(20.4)	$20.2	$—	$—	$—	$—
Mortgage/Asset-Backed Securities[1]	32.9	—	0.6	38.5	(2.6)	4.1	—	73.5	0.6
All Other Corporate Bonds	123.4	(3.5)	8.9	3.2	(329.8)	318.1	(48.8)	71.5	8.9	—
Total Fixed Maturity Securities	156.3	(4.6)	10.8	41.7	(352.8)	342.4	(48.8)	145.0	9.5	—

Perpetual Preferred and Equity Securities	21.6	2.3	—	0.5	—	—	—	24.4	—	2.3
Embedded Derivative in Modified Coinsurance Arrangement	(1.5)	13.0	—	—	—	—	—	11.5	—	13.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued

	Year Ended December 31, 2023
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) Included in		Purchases	Sales/Maturities	Level 3 Transfers		Fair Value End of Year	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI			Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$0.2	$—	$—	$—	$—	$—	$(0.2)	$—	$—	$—
Public Utilities	—	0.1	(0.1)	—	(50.5)	50.5	—	—	—	—
Mortgage/Asset-Backed Securities[1]	22.0	—	(0.2)	20.0	(0.5)	0.4	(8.8)	32.9	(0.2)	—
All Other Corporate Bonds	158.7	(5.0)	(15.8)	1.5	(334.1)	385.0	(66.9)	123.4	(15.8)	—
Total Fixed Maturity Securities	180.9	(4.9)	(16.1)	21.5	(385.1)	435.9	(75.9)	156.3	(16.0)	—

Perpetual Preferred and Equity Securities	16.2	0.6	—	4.8	—	—	—	21.6	—	0.6
Embedded Derivative in Modified Coinsurance Arrangement	(13.9)	12.4	—	—	—	—	—	(1.5)	—	12.4

1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types.

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

	December 31, 2024
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$16.3	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.00% - 5.00% / 5.00% Priced at Par Value
Mortgage-Backed Securities/Asset-Backed Securities	21.2	Market Approach	Market Convention	(b)	Priced at Par Value
Perpetual Preferred and Equity Securities	24.4	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	11.5	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions (0.23)%

	December 31, 2023
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$15.9	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.00% - 5.00% / 5.00% Priced at Par Value
Perpetual Preferred and Equity Securities	21.6	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	(1.5)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions 0.2%

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,313.6 million and $3,322.5 million as of December 31, 2024 and 2023, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	December 31, 2024
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$1,975.4	$—	$1,975.4	$2,224.5
Policy Loans	—	—	3,672.9	3,672.9	3,617.2
Other Long-term Investments
Miscellaneous Long-term Investments	—	26.7	0.2	26.9	26.9
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,002.1	$3,673.1	$5,675.2	$5,868.6

Liabilities
Long-term Debt	$3,246.1	$43.2	$—	$3,289.3	$3,465.2
Other Liabilities
Unfunded Commitments	—	0.2	—	0.2	0.2
Payable for Collateral on FHLB Funding Agreements	—	324.2	—	324.2	324.2
Total Financial Instrument Liabilities Not Carried at Fair Value	$3,246.1	$367.6	$—	$3,613.7	$3,789.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments
Fixed Maturity Securities

At December 31, 2024 and 2023, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	December 31, 2024
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$544.6	$—	$13.9	$28.0	$530.5
States, Municipalities, and Political Subdivisions	3,795.6	—	65.5	569.7	3,291.4
Foreign Governments	912.1	—	9.5	153.5	768.1
Public Utilities	5,525.0	—	132.3	364.4	5,292.9
Mortgage/Asset-Backed Securities[2]	949.4	—	5.0	37.2	917.2
All Other Corporate Bonds	26,535.2	2.8	450.6	2,160.8	24,822.2
Redeemable Preferred Stocks	8.0	—	—	0.4	7.6
Total Fixed Maturity Securities	$38,269.9	$2.8	$676.8	$3,314.0	$35,629.9

	December 31, 2023
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$618.6	$—	$25.3	$19.1	$624.8
States, Municipalities, and Political Subdivisions	4,041.3	—	135.3	498.2	3,678.4
Foreign Governments	982.1	—	29.8	121.2	890.7
Public Utilities	5,398.2	—	217.1	293.7	5,321.6
Mortgage/Asset-Backed Securities[2]	658.0	—	10.1	24.0	644.1
All Other Corporate Bonds	26,708.4	2.2	771.8	1,807.3	25,670.7
Redeemable Preferred Stocks	4.0	—	—	0.4	3.6
Total Fixed Maturity Securities	$38,410.6	$2.2	$1,189.4	$2,763.9	$36,833.9
1 Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2024
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$43.7	$4.1	$201.3	$23.9
States, Municipalities, and Political Subdivisions	425.8	15.3	1,926.2	554.4
Foreign Governments	171.9	10.6	266.3	142.9
Public Utilities	1,281.7	48.4	1,549.5	316.0
Mortgage/Asset-Backed Securities[1]	199.9	8.9	285.9	28.3
All Other Corporate Bonds	4,904.4	182.5	12,209.3	1,978.3
Redeemable Preferred Stocks	3.9	0.1	3.7	0.3
Total Fixed Maturity Securities	$7,031.3	$269.9	$16,442.2	$3,044.1

	December 31, 2023
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$118.8	$0.7	$197.3	$18.4
States, Municipalities, and Political Subdivisions	128.0	4.0	2,035.1	494.2
Foreign Governments	149.9	3.3	312.9	117.9
Public Utilities	373.7	10.4	1,720.6	283.3
Mortgage/Asset-Backed Securities[1]	60.3	2.5	316.7	21.5
All Other Corporate Bonds	1,483.8	26.8	14,215.2	1,780.5
Redeemable Preferred Stocks	—	—	3.6	0.4
Total Fixed Maturity Securities	$2,314.5	$47.7	$18,801.4	$2,716.2
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2024
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,484.1	$4.1	$432.4	$6.2	$1,049.6
Over 1 year through 5 years	7,688.2	123.5	2,840.8	196.6	4,774.3
Over 5 years through 10 years	8,404.6	236.4	3,486.1	565.5	4,589.4
Over 10 years	19,740.8	307.8	4,965.7	2,508.5	12,574.4
	37,317.7	671.8	11,725.0	3,276.8	22,987.7
Mortgage/Asset-Backed Securities[2]	949.4	5.0	431.4	37.2	485.8
Total Fixed Maturity Securities	$38,267.1	$676.8	$12,156.4	$3,314.0	$23,473.5

	December 31, 2023
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$935.0	$0.9	$140.8	$7.5	$787.6
Over 1 year through 5 years	7,594.4	128.2	2,685.7	179.0	4,857.9
Over 5 years through 10 years	9,430.3	372.1	4,100.0	610.8	5,091.6
Over 10 years	19,790.7	678.1	8,524.4	1,942.6	10,001.8
	37,750.4	1,179.3	15,450.9	2,739.9	20,738.9
Mortgage/Asset-Backed Securities[2]	658.0	10.1	267.1	24.0	377.0
Total Fixed Maturity Securities	$38,408.4	$1,189.4	$15,718.0	$2,763.9	$21,115.9
1 Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of December 31, 2024:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$34,193.9	$661.8	$3,236.2	97.7%
Below-Investment-Grade	1,436.0	15.0	77.8	2.3
Total Fixed Maturity Securities	$35,629.9	$676.8	$3,314.0	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At December 31, 2024, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

As of December 31, 2024, we held 924 individual investment-grade fixed maturity securities and 75 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 785 investment-grade fixed maturity securities and 47 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as "all other corporate bonds" during the years ended December 31, 2024 and December 31, 2023.

	Year Ended December 31
	2024	2023
	(in millions of dollars)
Balance, beginning of period	$2.2	$—
Credit losses on securities for which credit losses were not previously recorded	2.8	2.2
Change in allowance on securities with allowance recorded in previous period	0.2	—
Change in allowance due to securities sold during the period	(2.4)	—
Balance, end of period	$2.8	$2.2

At December 31, 2024, we had commitments of $96.5 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of December 31, 2024, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,450.8 million, comprised of $0.2 million of tax credit partnerships and $1,450.6 million of private equity partnerships. At December 31, 2023, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,326.5 million, comprised of $0.3 million of tax credit partnerships and $1,326.2 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Income Tax Credits	$0.1	$1.1	$8.0
Amortization, Net of Tax	—	(0.5)	(5.9)
Income Tax Benefit	$0.1	$0.6	$2.1

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $0.2 million of unfunded unconditional commitments at December 31, 2024. See Note 2 for commitments to fund private equity partnerships.

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

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,240.6 million and $2,328.4 million at December 31, 2024 and 2023, respectively. The allowance for expected credit losses was $16.1 million and $10.2 million at December 31, 2024 and 2023, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $7.0 million and $7.2 million at December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The carrying amount of mortgage loans by property type and geographic region are presented below.

	December 31
	2024		2023
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$658.2	29.6%	$685.8	29.6%
Industrial	690.4	31.0	706.0	30.5
Office	338.4	15.2	379.9	16.4
Retail	496.2	22.3	503.9	21.7
Other	41.3	1.9	42.6	1.8
Total	$2,224.5	100.0%	$2,318.2	100.0%

Region
New England	$52.6	2.4%	$55.1	2.4%
Mid-Atlantic	167.2	7.5	155.1	6.7
East North Central	297.2	13.4	314.4	13.6
West North Central	151.1	6.8	163.5	7.0
South Atlantic	532.5	23.9	553.0	23.8
East South Central	95.1	4.3	110.7	4.8
West South Central	193.6	8.7	200.9	8.7
Mountain	278.7	12.5	282.7	12.2
Pacific	456.5	20.5	482.8	20.8
Total	$2,224.5	100.0%	$2,318.2	100.0%

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

The following tables present information about mortgage loans by the applicable internal quality indicators:

	December 31
	2024		2023
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$117.8	5.3%	$85.2	3.7%
A	1,099.1	49.4	942.5	40.6
BBB	915.5	41.2	1,249.5	53.9
BB	85.0	3.8	41.0	1.8
B	7.1	0.3	—	—
Total	$2,224.5	100.0%	$2,318.2	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,639.6	73.8%	$1,409.9	60.8%
> 65% <= 75%	367.6	16.5	707.0	30.5
> 75% <= 85%	152.3	6.8	136.5	5.9
> 85%	65.0	2.9	64.8	2.8
Total	$2,224.5	100.0%	$2,318.2	100.0%
1 Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	Prior to 2020	2020	2021	2022	2023	2024	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$111.5	$—	$6.4	$—	$—	$—	$117.9
A	780.5	99.6	169.1	24.6	9.5	18.0	1,101.3
BBB	561.7	55.1	155.1	63.0	57.3	28.2	920.4
BB	86.8	—	—	—	—	—	86.8
B	14.2	—	—	—	—	—	14.2
Total Amortized Cost	1,554.7	154.7	330.6	87.6	66.8	46.2	2,240.6
Allowance for credit losses	(13.7)	(0.5)	(1.0)	(0.3)	(0.4)	(0.2)	(16.1)
Carrying Amount	$1,541.0	$154.2	$329.6	$87.3	$66.4	$46.0	$2,224.5

Loan-to-Value Ratio[1]
<=65%	$1,229.6	$112.9	$210.0	$40.8	$38.7	$11.7	$1,643.7
>65<=75%	154.1	33.7	72.1	46.8	28.1	34.5	369.3
>75%<=85%	126.4	8.1	20.1	—	—	—	154.6
>85%	44.6	—	28.4	—	—	—	73.0
Total Amortized Cost	1,554.7	154.7	330.6	87.6	66.8	46.2	2,240.6
Allowance for credit losses	(13.7)	(0.5)	(1.0)	(0.3)	(0.4)	(0.2)	(16.1)
Carrying Amount	$1,541.0	$154.2	$329.6	$87.3	$66.4	$46.0	$2,224.5
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
1 Loan-to-Value Ratio utilizes the most recent internal valuation of the property

The following tables present a rollforward of allowance for expected credit losses by loan-to-value ratio for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.8	$0.4	$—	$—	$4.2
>65<=75%	3.8	(2.1)	—	—	1.7
>75%<=85%	1.2	8.0	(7.0)	—	2.2
>85%	1.4	6.6	—	—	8.0
Total	$10.2	$12.9	$(7.0)	$—	$16.1

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
1 Loan-to-Value Ratio utilizes the most recent internal valuation of the property

For the year ended December 31, 2024, we identified one impaired commercial mortgage loan, resulting in a $7.0 million write-off. This adjustment reduced the carrying value of the investment to $9.2 million as of December 31, 2024. No interest income was recognized on this loan following impairment. This single commercial mortgage loan was also past due as to principal and interest payments as of December 31, 2024. We did not hold any specifically identified impaired commercial mortgage loans for the years ended December 31, 2023 and 2022, nor did we recognize any interest income on impaired commercial mortgage loans during these periods. There were no commercial mortgage loans past due as to principal and/or interest payments for the years ended December 31, 2023, or 2022.

For the year ended December 31, 2024, all commercial mortgage loans which were previously modified for borrowers experiencing financial difficulties were current. During the year ended December 31, 2023 we granted an other-than-insignificant payment delay for a commercial mortgage loan with a carrying value of $14.2 million, which deferred the principal payment for 18 months. This modification represented less than one percent of the commercial mortgage loan portfolio balance for the years ending December 31, 2024 and December 31, 2023. Additionally, we had no loan foreclosures for the years ended December 31, 2024, 2023, or 2022.

At December 31, 2024 we had $17.9 million of commitments to fund certain commercial mortgage loans. At December 31, 2023 we had no commitments to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At December 31, 2024, we had $0.1 million expected credit losses related to unfunded commitments on our consolidated balance sheets. At December 31, 2023, we had no expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our investment real estate held for the production of income balance was $59.5 million and $64.4 million at December 31, 2024 and 2023, respectively, and the associated accumulated depreciation was $129.7 million and $127.2 million at December 31, 2024 and 2023, respectively. We did not recognize any impairments related to our real estate during the years ended December 31, 2024 or December 31, 2022. For the year ended December 31, 2023, we recognized a $3.0 million impairment related to certain of our real estate held for investment.

Our held for sale real estate balance was $41.9 million and $40.9 million at December 31, 2024 and December 31, 2023, respectively. The associated accumulated depreciation was $57.5 million and $54.2 million at December 31, 2024 and December 31, 2023, respectively. The estimated fair values less costs to sell are above the carrying values of the properties and we expect to close the sales of the properties within the next twelve months.

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

As of December 31, 2024, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $94.0 million, for which we received collateral in the form of cash and securities of $62.7 million and $34.8 million, respectively. As of December 31, 2023, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $72.0 million, for which we received collateral in the form of cash and securities of $63.1 million and $12.5 million, respectively. We had no outstanding repurchase agreements at December 31, 2024 or December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	December 31
	2024	2023
	Overnight and Continuous
	(in millions of dollars)
Borrowings
Public Utilities	$5.2	$1.8
Short-Term Investments	1.0	—
All Other Corporate Bonds	56.5	61.3
Total Borrowings	$62.7	$63.1
Gross Amount of Recognized Liability for Securities Lending Transactions	62.7	63.1
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As members of the FHLBs, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLBs. Each member is required to hold certain minimum amount of FHLB common stock as a condition of membership and additional amounts based on the amount of the borrowings. Advances received from the FHLB are primarily used for the purchase of matched fixed maturity securities. The carrying value of common stock owned, collateral posted, and advances received are as follows:

	December 31
	2024	2023
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$26.7	$15.7
Advances from FHLB	324.2	64.5

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$553.6	$589.0
Commercial Mortgage Loans	908.2	986.8
Total Carrying Value of Collateral Posted to FHLB	$1,461.8	$1,575.8

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

	December 31, 2024
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$79.4	$—	$79.4	$(75.7)	$(3.2)	$0.5
Securities Lending	94.0	—	94.0	(31.3)	(62.7)	—
Total	$173.4	$—	$173.4	$(107.0)	$(65.9)	$0.5

Financial Liabilities:
Derivatives	$255.7	$—	$255.7	$(254.3)	$—	$1.4
Securities Lending	62.7	—	62.7	(62.7)	—	—
Total	$318.4	$—	$318.4	$(317.0)	$—	$1.4

	December 31, 2023
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$99.9	$—	$99.9	$(91.9)	$(6.4)	$1.6
Securities Lending	72.0	—	72.0	(8.9)	(63.1)	—
Total	$171.9	$—	$171.9	$(100.8)	$(69.5)	$1.6

Financial Liabilities:
Derivatives	$116.2	$—	$116.2	$(109.4)	$—	$6.8
Securities Lending	63.1	—	63.1	(63.1)	—	—
Total	$179.3	$—	$179.3	$(172.5)	$—	$6.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Fixed Maturity Securities	$1,860.4	$1,853.7	$1,849.8
Derivatives	30.7	45.1	57.8
Mortgage Loans	88.6	92.5	101.5
Policy Loans	20.9	20.8	20.0
Other Long-term Investments
Perpetual Preferred Securities	0.3	2.5	5.0
Private Equity Partnerships[1]	103.1	78.1	110.1
Other	12.0	9.2	9.4
Short-term Investments	90.9	68.7	20.0
Gross Investment Income	2,206.9	2,170.6	2,173.6
Less Investment Expenses	65.2	61.8	39.4
Less Investment Income on Participation Fund Account Assets	11.7	12.1	12.0
Net Investment Income	$2,130.0	$2,096.7	$2,122.2

1The net unrealized gain recognized in net investment income for the year ended December 31, 2024 related to private equity partnerships still held at December 31, 2024 was $127.1 million, reduced by net management fees and partnership expenses of $(24.0) million. For the years ended December 31, 2023 and 2022, the net unrealized gain recognized in net investment income related to private equity partnerships still held at year-end was $102.9 million and $124.1 million, respectively, reduced by net management fees and partnership expenses of $(24.8) million and $(14.0) million, respectively. See Note 2 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Investment Gain and Loss

Investment gains and losses are as follows:

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$1.3	$4.4	$2.3
Gross Losses on Sales	(39.5)	(53.1)	(28.8)
Impairment Loss[1]	(2.5)	—	—
Change in Allowance for Credit Losses	(3.0)	(2.2)	(4.6)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.5	6.0	1.4
Gross Losses on Sales	—	(1.0)	—
Impairment Loss	(7.0)	(3.0)	—
Change in Allowance for Credit Losses	(5.9)	(0.9)	(1.0)
Embedded Derivative in Modified Coinsurance Arrangement	13.0	12.4	16.2
All Other Derivatives	3.8	(0.6)	2.6
Other	9.2	—	—
Foreign Currency Transactions	(4.5)	2.0	(3.8)
Net Investment (Loss)	$(34.6)	$(36.0)	$(15.7)

1Includes write-down of securities that we intended to sell prior to recovery of the amortized cost basis.

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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily changes in interest rates, exchange rates, and equity prices) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2024 and 2023, we had $0.5 million and $1.6 million credit exposure on derivatives, respectively. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	December 31
	2024	2023
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$3.6	$11.1
Fixed Maturity Securities	8.4	26.3
	$12.0	$37.4
Carrying Value of Collateral Posted to Counterparties
Cash	$4.0	$—
Fixed Maturity Securities	196.7	39.8
	$200.7	$39.8

See Note 3 for further discussion of our master netting agreements.

All of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $255.7 million and $116.2 million at December 31, 2024 and 2023, respectively.

Cash Flow Hedges

As of December 31, 2024 and 2023, we had $139.1 million and $149.5 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of December 31, 2024 and 2023, we had $2,570.0 million and $1,905.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase or associated future coupons of fixed maturity securities.

As of December 31, 2024, we expect to amortize approximately $9.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from AOCI into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
investment income and interest and debt expense. Additional amounts that may be reclassified from AOCI into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2024, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2064.

Fair Value Hedges

As of December 31, 2024 and 2023, we had $736.4 million and $642.5 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following tables summarize the amortized cost, carrying amount of hedged assets, and the related cumulative basis adjustments related to our fair value hedges:

	December 31, 2024
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed foreign currency interest, pay fixed foreign currency interest	$648.4	$551.0	$(46.3)

	December 31, 2023
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed foreign currency interest, pay fixed foreign currency interest	$636.9	$529.2	$(6.1)

For the years ended December 31, 2024, 2023, and 2022, $(22.0) million, $(21.1) million, and $17.6 million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of December 31, 2024 and 2023, we held $125.9 million and $132.0 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of December 31, 2024 and 2023, we held $51.1 million and $52.5 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of December 31, 2024 and 2023, we held $128.9 million and $102.2 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

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

	December 31, 2024
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$2,570.0	$3.4	$223.2
Foreign Currency Interest Rate Swaps	139.1	17.6	1.1
Total Cash Flow Hedges	2,709.1	21.0	224.3

Fair Value Hedges
Foreign Currency Interest Rate Swaps	736.4	54.7	15.0
Total Designated as Hedging Instruments	$3,445.5	$75.7	$239.3

Not Designated as Hedging Instruments
Foreign Currency Forwards	$51.1	$3.1	$—
Foreign Currency Interest Rate Swaps	125.9	0.6	16.4
Total Return Swaps	128.9	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	11.5	—
Total Not Designated as Hedging Instruments	$305.9	$15.2	$16.4

Total Derivatives	$3,751.4	$90.9	$255.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

	Year Ended December 31, 2024
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,130.0	$(34.6)	$201.1

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	109.6	—	2.9
Derivatives Designated as Hedging Instruments	17.4	—	—
Foreign Exchange Contracts:
Hedged items	8.6	(0.4)	—
Derivatives Designated as Hedging Instruments	0.7	0.4	—
Forward Benchmark Interest Rate Locks:
Hedged items	40.7	—	—
Derivatives Designated as Hedging Instruments	(1.0)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged items	17.1	(40.2)	—
Derivatives Designated as Hedging Instruments	14.5	40.2	—

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

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forward Benchmark Interest Rate Locks	$(213.8)	$(22.5)	$(49.8)
Foreign Exchange Contracts	7.2	(4.3)	7.4
Total	$(206.6)	$(26.8)	$(42.4)

The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Net Investment Gain (Loss)
Foreign Exchange Contracts	$3.8	$(0.6)	$2.7
Embedded Derivative in Modified Coinsurance Arrangement	13.0	12.4	16.2
Total	$16.8	$11.8	$18.9

Other Expenses
(Gain) Loss on Total Return Swaps	$(12.5)	$(13.6)	$18.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Loss
Components of AOCI, after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2021	$4,014.4	$(8,570.7)	$61.8	$(274.1)	$(396.0)	$(5,164.6)
Other Comprehensive Income (Loss) Before Reclassifications	(7,066.0)	8,884.6	(30.4)	(116.0)	49.7	1,721.9
Amounts Reclassified from AOCI	23.2	—	(41.0)	—	12.2	(5.6)
Net Other Comprehensive Income (Loss)	(7,042.8)	8,884.6	(71.4)	(116.0)	61.9	1,716.3
Balance at December 31, 2022	(3,028.4)	313.9	(9.6)	(390.1)	(334.1)	(3,448.3)
Other Comprehensive Income (Loss) Before Reclassifications	1,069.3	(962.3)	(37.4)	69.0	(16.9)	121.7
Amounts Reclassified from AOCI	40.0	—	(26.7)	—	5.3	18.6
Net Other Comprehensive Income (Loss)	1,109.3	(962.3)	(64.1)	69.0	(11.6)	140.3
Balance at December 31, 2023	(1,919.1)	(648.4)	(73.7)	(321.1)	(345.7)	(3,308.0)
Other Comprehensive Income (Loss) Before Reclassifications	(870.4)	1,833.8	(184.4)	(21.9)	(7.4)	749.7
Amounts Reclassified from AOCI	34.3	—	(12.6)	—	12.9	34.6
Net Other Comprehensive Income (Loss)	(836.1)	1,833.8	(197.0)	(21.9)	5.5	784.3
Balance at December 31, 2024	$(2,755.2)	$1,185.4	$(270.7)	$(343.0)	$(340.2)	$(2,523.7)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from AOCI were recognized in our consolidated statements of income as follows:

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Net Unrealized Gain (Loss) on Securities
Net Investment Loss on Fixed Maturity Securities
Net Loss on Sales	$(38.2)	$(48.7)	$(24.8)
Impairment Loss	(2.5)	—	—
Change in Allowance for Credit Losses	(3.0)	(2.2)	(4.6)
	(43.7)	(50.9)	(29.4)
Income Tax Benefit	(9.4)	(10.9)	(6.2)
Total	$(34.3)	$(40.0)	$(23.2)

Net Gain (Loss) on Derivatives
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$16.4	$34.7	$51.1
Loss on Foreign Currency Interest Rate Swaps	(0.2)	(0.5)	(1.0)
Net Investment Gain (Loss)
Gain (Loss) on Foreign Currency Interest Rate Swaps	(0.2)	(0.4)	1.8
	16.0	33.8	51.9
Income Tax Expense	3.4	7.1	10.9
Total	$12.6	$26.7	$41.0

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(16.4)	$(7.2)	$(15.7)
Amortization of Prior Service Credit	0.1	0.2	0.2
	(16.3)	(7.0)	(15.5)
Income Tax Benefit	(3.4)	(1.7)	(3.3)
Total	$(12.9)	$(5.3)	$(12.2)

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

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate. The weighted average current discount rate was 5.3 percent at December 31, 2024, 4.8 percent at December 31, 2023, and 5.0 percent at December 31, 2022. The discount rate was higher at December 31, 2024 relative to December 31, 2023 due to an increase in U.S. Treasury rates. The discount rate was lower at December 31, 2023 relative to December 31, 2022 due primarily to a decrease in credit spreads.

During the third quarter of 2024, we completed our annual cash flow assumption review and we updated certain of our assumptions used to develop the liability for future policy benefits which resulted in a net decrease to the liability. The decrease to the liability for future policy benefits was driven primarily by assumption updates in our Closed Block long-term care product line, Unum US group disability product line, Unum US individual disability product line, and the Colonial Life segment. The Closed Block long-term care assumption updates were primarily driven by an increase to expected premium rate increase approvals within our existing premium rate increase program, partially offset by lower than expected persistency on group policies. The Unum US group disability product line assumption updates were primarily related to claim resolution assumptions driven by favorable claim recovery trends, while the Unum US individual disability product line assumption updates were primarily driven by favorable claim incidence trends. The Colonial Life segment assumption updates were driven by improved claim cost assumptions.

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

Actual variance from expected experience for 2024 was due primarily to the Unum US group disability, Closed Block long-term care, and the Unum US group life and accidental death and dismemberment product lines, as well as the Unum International and Colonial Life segments. The variance in the Unum US group disability product line was primarily due to higher than expected claim resolutions driven by recoveries. The variance in our Closed Block long-term care product line was driven primarily by higher than expected claim incidence, as well as lower than expected policy terminations, partially offset by higher than expected claim resolutions. The variance in the Unum US group life and accidental death and dismemberment product line was driven primarily by higher than expected claim resolutions driven by recoveries for waiver of premium benefits and lower than expected mortality experience. The variance in the Unum International segment was driven by higher than expected recoveries. The variance in the Colonial Life segment was driven by lower than expected claim costs.

Actual variance from expected experience for 2023 was due primarily to the Unum US group disability, Unum US group life and accidental death and dismemberment, Unum US individual disability, and Closed Block long-term care product lines. The variance for the Unum US group disability product line was driven by higher than expected claim resolutions driven by recoveries, and the variance in the group life and accidental death and dismemberment product line was driven by lower than expected mortality experience and higher than expected recovery experience for waiver of premium benefits. The variance in the Unum US individual disability product line was driven primarily by lower than expected new claim incidence, while the variance for the Closed Block long-term care product line was driven by higher than expected claim incidence.

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

For the years ended December 31, 2024, 2023, and 2022 there were certain cohorts within the Colonial Life segment, related to our cancer and critical illness product line, and within the Closed Block segment, related to our long-term care product line, for which net premiums exceeded gross premiums. The cohorts for which net premiums exceeded gross premiums within the Closed Block segment resulted in a $46.2 million increase to income before income tax for the year ended December 31, 2024 and resulted in a $226.5 million reduction to income before income tax for the year ended December 31, 2023. For the years ended December 31, 2024, 2023, and 2022, the cohorts for which net premiums exceeded the gross premiums within the Colonial Life segment had an immaterial impact to income before income tax. The impact to income for capped cohorts includes the impact of assumption updates. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the years ended December 31, 2024, 2023, and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	December 31
	2024	2023	2022
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$14,417.8	$12,426.2	$15,881.3
Beginning balance at original discount rate	14,243.2	12,695.3	13,186.2
Effect of changes in cash flow assumptions	73.0	1,499.2	(101.9)
Effect of actual variances from expected experience	(148.2)	(82.5)	(269.6)
Adjusted beginning of year balance	14,168.0	14,112.0	12,814.7
Issuances	1,075.3	1,054.9	877.5
Interest accretion	637.0	584.0	566.0
Net premiums collected	(1,597.9)	(1,537.4)	(1,542.3)
Foreign currency	(15.5)	29.7	(20.6)
Ending balance at original discount rate	14,266.9	14,243.2	12,695.3
Effect of change in discount rate assumptions	(336.3)	174.6	(269.1)
Balance, end of period	$13,930.6	$14,417.8	$12,426.2

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$52,423.6	$48,929.4	$65,305.0
Beginning balance at original discount rate	51,305.7	49,689.0	50,397.2
Effect of changes in cash flow assumptions	(248.5)	1,702.0	(92.4)
Effect of actual variances from expected experience	(336.1)	(310.8)	(535.1)
Adjusted beginning of year balance	50,721.1	51,080.2	49,769.7
Issuances[1]	3,082.0	3,072.2	3,194.5
Interest accretion	2,253.1	2,227.2	2,236.2
Benefit payments	(5,215.2)	(5,236.1)	(5,231.0)
Foreign currency	(62.8)	162.2	(280.4)
Ending balance at original discount rate	50,778.2	51,305.7	49,689.0
Effect of change in discount rate assumptions	(1,858.1)	1,117.9	(759.6)
Balance, end of period	$48,920.1	$52,423.6	$48,929.4

Net liability for future policy benefits	$34,989.5	$38,005.8	$36,503.2
Other[2]	1,591.7	1,753.3	1,854.5
Total liability for future policy benefits	36,581.2	39,759.1	38,357.7
Less: Reinsurance recoverable related to future policy benefits	7,038.7	7,756.1	8,128.2
Net liability for future policy benefits, after reinsurance recoverable	$29,542.5	$32,003.0	$30,229.5

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

	Consolidated
	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$10,107.5	$9,690.7	$9,391.8
Interest accretion	$1,616.1	$1,643.2	$1,670.2

	Consolidated
	December 31
	2024	2023	2022
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$103,434.1	$105,325.8	$97,060.7
Expected future gross premiums	$39,338.5	$38,761.5	$35,299.8

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$25,929.1	$25,552.9	$23,827.2

Weighted average interest rate:
Interest accretion rate	4.9%	4.8%	4.8%
Current discount rate	5.3%	4.8%	5.0%

Weighted average duration of the liability	11.4 years	11.5 years	10.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Unum US Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	December 31, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,134.7	$1,296.7	$2,431.4
Beginning balance at original discount rate	—	—	1,192.5	1,294.4	2,486.9
Effect of changes in cash flow assumptions	—	—	41.5	(100.2)	(58.7)
Effect of actual variances from expected experience	—	—	(66.2)	(3.4)	(69.6)
Adjusted beginning of year balance	—	—	1,167.8	1,190.8	2,358.6
Issuances	—	—	316.3	168.7	485.0
Interest accretion	—	—	39.4	51.6	91.0
Net premiums collected	—	—	(188.2)	(180.4)	(368.6)
Ending balance at original discount rate	—	—	1,335.3	1,230.7	2,566.0
Effect of change in discount rate assumptions	—	—	(95.1)	(28.2)	(123.3)
Balance, end of period	$—	$—	$1,240.2	$1,202.5	$2,442.7

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,147.4	$922.0	$2,334.5	$3,348.6	$11,752.5
Beginning balance at original discount rate	5,277.1	936.5	2,422.0	3,313.9	11,949.5
Effect of changes in cash flow assumptions	(76.4)	(17.0)	51.6	(155.4)	(197.2)
Effect of actual variances from expected experience	(168.9)	(53.1)	(68.0)	(19.1)	(309.1)
Adjusted beginning of year balance	5,031.8	866.4	2,405.6	3,139.4	11,443.2
Issuances[1]	1,093.2	375.4	339.3	183.1	1,991.0
Interest accretion	151.3	17.7	97.7	149.1	415.8
Benefit payments	(1,368.8)	(406.9)	(228.0)	(280.5)	(2,284.2)
Ending balance at original discount rate	4,907.5	852.6	2,614.6	3,191.1	11,565.8
Effect of change in discount rate assumptions	(171.7)	(17.4)	(252.1)	(94.6)	(535.8)
Balance, end of period	$4,735.8	$835.2	$2,362.5	$3,096.5	$11,030.0

Net liability for future policy benefits	$4,735.8	$835.2	$1,122.3	$1,894.0	$8,587.3
Other	0.4	0.8	2.8	26.4	30.4
Total liability for future policy benefits	4,736.2	836.0	1,125.1	1,920.4	8,617.7
Less: Reinsurance recoverable related to future policy benefits	26.4	5.3	13.0	149.3	194.0
Net liability for future policy benefits, after reinsurance recoverable	$4,709.8	$830.7	$1,112.1	$1,771.1	$8,423.7

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

	Year Ended December 31, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$3,070.4	$1,996.0	$821.7	$659.0	$6,547.1
Interest accretion	$151.3	$17.7	$58.3	$97.5	$324.8

	Year Ended December 31, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,958.7	$1,878.0	$789.9	$636.6	$6,263.2
Interest accretion	$171.2	$20.0	$57.2	$116.5	$364.9

	Year Ended December 31, 2022
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,791.7	$1,864.9	$773.6	$591.5	$6,021.7
Interest accretion	$210.5	$24.5	$57.0	$105.5	$397.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

	December 31, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$5,953.3	$964.5	$5,590.6	$5,112.9	$17,621.3
Expected future gross premiums	$—	$—	$5,799.1	$5,858.2	$11,657.3

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$3,815.4	$4,211.8	$8,027.2

Weighted average interest rate:
Interest accretion rate	4.2%	2.3%	5.0%	5.1%	4.3%
Current discount rate	4.9%	2.7%	5.5%	5.3%	4.9%

Weighted average duration of the liability	4.2 years	2.4 years	18.3 years	9.4 years	7.1 years

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

	December 31
	2024	2023	2022
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$270.3	$197.1	$260.5
Beginning balance at original discount rate	298.4	246.8	258.1
Effect of changes in cash flow assumptions	(5.9)	(5.1)	(0.3)
Effect of actual variances from expected experience	19.9	17.1	5.6
Adjusted beginning of year balance	312.4	258.8	263.4
Issuances	34.4	23.5	17.8
Interest accretion	11.4	9.4	8.4
Net premiums collected	(28.5)	(23.0)	(22.2)
Foreign currency	(15.5)	29.7	(20.6)
Ending balance at original discount rate	314.2	298.4	246.8
Effect of change in discount rate assumptions	(38.1)	(28.1)	(49.7)
Balance, end of period	$276.1	$270.3	$197.1

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,527.4	$2,231.4	$3,181.8
Beginning balance at original discount rate	2,687.1	2,495.5	2,703.8
Effect of changes in cash flow assumptions	0.1	17.7	(20.1)
Effect of actual variances from expected experience	(20.5)	1.3	46.3
Adjusted beginning of year balance	2,666.7	2,514.5	2,730.0
Issuances[1]	379.0	335.2	327.7
Interest accretion	67.9	63.5	64.9
Benefit payments	(409.3)	(388.3)	(346.7)
Foreign currency	(62.8)	162.2	(280.4)
Ending balance at original discount rate	2,641.5	2,687.1	2,495.5
Effect of change in discount rate assumptions	(249.9)	(159.7)	(264.1)
Balance, end of period	$2,391.6	$2,527.4	$2,231.4

Net liability for future policy benefits	$2,115.5	$2,257.1	$2,034.3
Other	40.7	36.1	28.9
Total liability for future policy benefits	2,156.2	2,293.2	2,063.2
Less: Reinsurance recoverable related to future policy benefits	67.9	78.7	70.3
Net liability for future policy benefits, after reinsurance recoverable	$2,088.3	$2,214.5	$1,992.9

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

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$957.1	$849.0	$786.8
Interest accretion	$56.5	$54.1	$56.5

	December 31
	2024	2023	2022
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$4,258.2	$4,261.1	$3,905.4
Expected future gross premiums	$1,295.7	$1,196.6	$943.9

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$823.4	$778.6	$626.2

Weighted average interest rate:
Interest accretion rate	4.1%	4.0%	4.0%
Current discount rate	5.1%	4.6%	5.0%

Weighted average duration of the liability	8.8 years	8.6 years	8.6 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	December 31
	2024	2023	2022
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,592.6	$3,745.4	$4,597.0
Beginning balance at original discount rate	3,754.3	4,046.4	4,158.9
Effect of changes in cash flow assumptions	(7.9)	(322.7)	(32.3)
Effect of actual variances from expected experience	(57.3)	(53.5)	(145.6)
Adjusted beginning of year balance	3,689.1	3,670.2	3,981.0
Issuances	555.9	544.9	554.9
Interest accretion	132.8	122.7	129.7
Net premiums collected	(584.0)	(583.5)	(619.2)
Ending balance at original discount rate	3,793.8	3,754.3	4,046.4
Effect of change in discount rate assumptions	(240.5)	(161.7)	(301.0)
Balance, end of period	$3,553.3	$3,592.6	$3,745.4

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,566.0	$5,581.1	$7,054.8
Beginning balance at original discount rate	5,925.2	6,163.9	6,201.5
Effect of changes in cash flow assumptions	(52.7)	(402.9)	(85.9)
Effect of actual variances from expected experience	(92.2)	(52.0)	(191.3)
Adjusted beginning of year balance	5,780.3	5,709.0	5,924.3
Issuances	610.8	605.9	628.5
Interest accretion	224.4	211.3	217.0
Benefit payments	(589.3)	(601.0)	(605.9)
Ending balance at original discount rate	6,026.2	5,925.2	6,163.9
Effect of change in discount rate assumptions	(591.3)	(359.2)	(582.8)
Balance, end of period	$5,434.9	$5,566.0	$5,581.1

Net liability for future policy benefits	$1,881.6	$1,973.4	$1,835.7
Other	22.6	24.4	22.7
Total liability for future policy benefits	1,904.2	1,997.8	1,858.4
Less: Reinsurance recoverable related to future policy benefits	0.9	1.8	1.1
Net liability for future policy benefits, after reinsurance recoverable	$1,903.3	$1,996.0	$1,857.3

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

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$1,718.9	$1,658.6	$1,635.8
Interest accretion	$91.6	$88.6	$87.3

	December 31
	2024	2023	2022
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$10,409.4	$9,796.7	$10,011.9
Expected future gross premiums	$12,618.4	$11,903.1	$12,221.3

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$9,049.4	$8,702.2	$8,966.3

Weighted average interest rate:
Interest accretion rate	4.4%	4.3%	4.3%
Current discount rate	5.5%	4.8%	5.2%

Weighted average duration of the liability	17.3 years	17.0 years	17.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Closed Block Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	December 31, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$8,123.5	$—	$8,123.5
Beginning balance at original discount rate	7,703.6	—	7,703.6
Effect of changes in cash flow assumptions	145.5	—	145.5
Effect of actual variances from expected experience	(41.2)	—	(41.2)
Adjusted beginning of year balance	7,807.9	—	7,807.9
Interest accretion	401.8	—	401.8
Net premiums collected	(616.8)	—	(616.8)
Ending balance at original discount rate	7,592.9	—	7,592.9
Effect of change in discount rate assumptions	65.6	—	65.6
Balance, end of period	$7,658.5	$—	$7,658.5

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$24,697.7	$7,880.0	$32,577.7
Beginning balance at original discount rate	22,649.3	8,094.6	30,743.9
Effect of changes in cash flow assumptions	(4.1)	5.4	1.3
Effect of actual variances from expected experience	68.3	17.4	85.7
Adjusted beginning of year balance	22,713.5	8,117.4	30,830.9
Issuances[1]	—	101.2	101.2
Interest accretion	1,199.8	345.2	1,545.0
Benefit payments	(959.6)	(972.8)	(1,932.4)
Ending balance at original discount rate	22,953.7	7,591.0	30,544.7
Effect of change in discount rate assumptions	(28.5)	(452.6)	(481.1)
Balance, end of period	$22,925.2	$7,138.4	$30,063.6

Net liability for future policy benefits	$15,266.7	$7,138.4	$22,405.1
Other[2]	1.7	1,496.3	1,498.0
Total liability for future policy benefits	15,268.4	8,634.7	23,903.1
Less: Reinsurance recoverable related to future policy benefits	4.2	6,771.7	6,775.9
Net liability for future policy benefits, after reinsurance recoverable	$15,264.2	$1,863.0	$17,127.2

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

	December 31, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$6,412.6	$—	$6,412.6
Beginning balance at original discount rate	6,236.1	—	6,236.1
Effect of changes in cash flow assumptions	1,641.3	—	1,641.3
Effect of actual variances from expected experience	44.1	—	44.1
Adjusted beginning of year balance	7,921.5	—	7,921.5
Interest accretion	374.7	—	374.7
Net premiums collected	(592.6)	—	(592.6)
Ending balance at original discount rate	7,703.6	—	7,703.6
Effect of change in discount rate assumptions	419.9	—	419.9
Balance, end of period	$8,123.5	$—	$8,123.5

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$21,199.9	$8,218.8	$29,418.7
Beginning balance at original discount rate	20,221.6	8,630.7	28,852.3
Effect of changes in cash flow assumptions	2,009.4	—	2,009.4
Effect of actual variances from expected experience	113.1	4.0	117.1
Adjusted beginning of year balance	22,344.1	8,634.7	30,978.8
Issuances[1]	—	123.4	123.4
Interest accretion	1,151.4	358.9	1,510.3
Benefit payments	(846.2)	(1,022.4)	(1,868.6)
Ending balance at original discount rate	22,649.3	8,094.6	30,743.9
Effect of change in discount rate assumptions	2,048.4	(214.6)	1,833.8
Balance, end of period	$24,697.7	$7,880.0	$32,577.7

Net liability for future policy benefits	$16,574.2	$7,880.0	$24,454.2
Other[2]	23.1	1,638.1	1,661.2
Total liability for future policy benefits	16,597.3	9,518.1	26,115.4
Less: Reinsurance recoverable related to future policy benefits	4.5	7,462.4	7,466.9
Net liability for future policy benefits, after reinsurance recoverable	$16,592.8	$2,055.7	$18,648.5

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

	Year Ended December 31, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$696.2	$188.2	$884.4
Interest accretion	$798.0	$345.2	$1,143.2

	Year Ended December 31, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$696.1	$223.8	$919.9
Interest accretion	$776.7	$358.9	$1,135.6

	Year Ended December 31, 2022
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$697.5	$250.0	$947.5
Interest accretion	$756.1	$372.8	$1,128.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

	December 31, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$60,051.5	$11,093.7	$71,145.2
Expected future gross premiums	$13,767.1	$—	$13,767.1

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$8,029.1	$—	$8,029.1

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.3%
Current discount rate	5.6%	5.4%	5.5%

Weighted average duration of the liability	15.7 years	7.2 years	12.9 years

	December 31, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$61,447.7	$11,893.7	$73,341.4
Expected future gross premiums	$14,486.4	$—	$14,486.4

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$8,241.7	$—	$8,241.7

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.2%
Current discount rate	5.0%	4.9%	4.9%

Weighted average duration of the liability	16.4 years	7.3 years	13.2 years

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
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets are as follows:

	December 31
	2024	2023	2022
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$8,617.7	$9,352.7	$9,668.7
Unum International	2,156.2	2,293.2	2,063.2
Colonial Life	1,904.2	1,997.8	1,858.4
Closed Block[1]	23,903.1	26,115.4	24,767.4
Other products[1]	225.2	250.3	219.4
Total liability for future policy benefits	$36,806.4	$40,009.4	$38,577.1

1Unum US excludes the dental and vision product line and medical stop-loss products and Closed Block excludes our participating fund account, which represents policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual stock life insurance company. The liabilities associated with these products are included within Other products.

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

The following table presents the balances and changes in the policyholders' account balances:

	December 31, 2024
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$578.6	$852.9	$4,082.7	$5,514.2
Premiums received	53.7	79.5	26.5	159.7
Policy charges[1]	(56.8)	(71.9)	(101.4)	(230.1)
Surrenders and withdrawals	(30.9)	(38.0)	(12.4)	(81.3)
Benefit payments	(6.0)	(7.8)	(245.1)	(258.9)
Interest credited	20.8	34.1	300.6	355.5
Other	9.4	0.2	1.3	10.9
Balance, end of period	568.8	849.0	4,052.2	5,470.0
Reserves in excess of account balance	106.9	13.5	43.3	163.7
Total policyholders' account balances	675.7	862.5	4,095.5	5,633.7
Less: Reinsurance recoverable related to policyholders' account balances	0.8	—	4,095.5	4,096.3
Net policyholders' account balances, after reinsurance recoverable	$674.9	$862.5	$—	$1,537.4

Weighted average crediting rate	3.7%	4.1%	7.6%	6.7%
Net amount at risk[2]	$4,132.2	$8,201.1	$1,725.0	$14,058.3
Cash surrender value	$559.0	$819.8	$4,031.3	$5,410.1

[1]Contracts included in the policyholders' account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
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

[1]Contracts included in the policyholders' account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
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

[1]Contracts included in the policyholders' account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
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

	December 31, 2024
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)
	Unum US - Voluntary Benefits
3.00% - 3.99%	$89.3	$—	$—	$—	$89.3
4.00% - 4.99%	218.5	195.0	35.1	—	448.6
5.00% - 6.00%	30.9	—	—	—	30.9
	338.7	195.0	35.1	—	568.8

	Colonial Life
4.00% - 5.00%	842.7	6.3	—	—	849.0

	Closed Block - All Other
3.00% - 5.99%	1,280.2	226.6	25.4	—	1,532.2
6.00% - 8.99%	26.0	—	—	—	26.0
9.00% - 11.99%	1,274.8	1,157.4	—	—	2,432.2
12.00% - 15.00%	—	61.8	—	—	61.8
	2,581.0	1,445.8	25.4	—	4,052.2

Total	$3,762.4	$1,647.1	$60.5	$—	$5,470.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Deferred Acquisition Costs
The following tables display the changes in DAC throughout the year:

	December 31, 2024
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,232.2	$46.9	$1,435.4	$2,714.5
Capitalization	320.9	17.8	312.8	651.5
Amortization expense	(292.5)	(9.5)	(219.0)	(521.0)
Foreign currency	—	(2.2)	—	(2.2)
Balance, end of year	$1,260.6	$53.0	$1,529.2	$2,842.8

	December 31, 2023
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,185.1	$37.0	$1,337.9	$2,560.0
Capitalization	314.7	14.6	302.9	632.2
Amortization expense	(267.6)	(8.4)	(205.4)	(481.4)
Foreign currency	—	3.7	—	3.7
Balance, end of year	$1,232.2	$46.9	$1,435.4	$2,714.5

	December 31, 2022
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,152.9	$36.4	$1,238.1	$2,427.4
Capitalization	273.1	12.0	271.8	556.9
Amortization expense	(240.9)	(8.2)	(172.0)	(421.1)
Foreign currency	—	(3.2)	—	(3.2)
Balance, end of year	$1,185.1	$37.0	$1,337.9	$2,560.0

	December 31, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$63.6	$48.9	$610.6	$497.8	$11.3	$1,232.2
Capitalization	62.2	40.6	120.2	83.4	14.5	320.9
Amortization expense	(64.7)	(38.4)	(116.5)	(60.0)	(12.9)	(292.5)
Balance, end of year	$61.1	$51.1	$614.3	$521.2	$12.9	$1,260.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Income Tax
Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Net Income	$472.2	$356.3	$342.8
Stockholders' Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gain (Loss) on Securities	(226.6)	300.6	(1,890.8)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy and Contract Benefits, Net of Reinsurance	488.9	(256.5)	2,385.1
Change in Net Gain (Loss) on Derivatives	(51.5)	(17.0)	(19.2)
Change in Foreign Currency Translation Adjustment	1.1	0.9	(0.1)
Change in Unrecognized Pension and Postretirement Benefit Costs	12.0	(2.7)	18.9
Total	$696.1	$381.6	$836.7

A reconciliation of the income tax provision at the U.S. federal statutory rate to the income tax rate as reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2024	2023	2022
Statutory Income Tax	21.0%	21.0%	21.0%
Policyholder Reserves	0.3	(0.6)	(1.7)
Other Items, Net	(0.3)	1.3	0.3
Effective Tax	21.0%	21.7%	19.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Income Tax - Continued
Our net deferred tax asset consists of the following. Certain prior year amounts have been reclassified to conform to current presentation.

	December 31
	2024	2023
	(in millions of dollars)
Deferred Tax Asset
Invested Assets	$593.2	$354.5
Reserves	—	462.6
Employee Benefits	146.3	161.9
Other	36.8	35.8
Gross Deferred Tax Asset	776.3	1,014.8
Less: Valuation Allowance	12.1	11.0
Net Deferred Tax Asset	764.2	1,003.8

Deferred Tax Liability
Deferred Acquisition Costs	167.0	175.1
Reserves	85.9	—
Cost of Reinsurance	110.4	119.7
Other	62.2	86.6
Gross Deferred Tax Liability	425.5	381.4
Net Deferred Tax Asset	$338.7	$622.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Income Tax - Continued
Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Income Before Tax
Domestic	$2,129.5	$1,506.2	$1,596.8
Foreign	121.8	133.9	153.2
Total	$2,251.3	$1,640.1	$1,750.0

Current Tax Expense (Benefit)
Federal	$393.1	$440.4	$306.5
State and Local	(8.5)	(2.5)	12.7
Foreign	47.5	14.1	154.3
Total	432.1	452.0	473.5

Deferred Tax Expense (Benefit)
Federal	59.8	(106.2)	42.7
State and Local	(0.6)	(1.5)	1.1
Foreign	(19.1)	12.0	(174.5)
Total	40.1	(95.7)	(130.7)

Total Tax Expense	$472.2	$356.3	$342.8

On June 10, 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax increase from 19 percent to 25 percent, effective April 1, 2023.

As of December 31, 2024, our plans for future repatriations of cash from our foreign subsidiaries can include no more than the amount of capital above that which is required by foreign regulatory capital requirements.  The remainder of our investment in our foreign subsidiaries is indefinitely reinvested.

Our consolidated statements of income include the following changes in unrecognized tax benefits.

	December 31
	2024	2023	2022
	(in millions of dollars)
Balance at Beginning of Year	$156.7	$177.4	$198.8
Decreases for Tax Positions Related to Prior Years	(20.7)	(20.7)	(21.0)
Lapse of the Applicable Statute of Limitations	—	—	(0.4)
Balance at End of Year	136.0	156.7	177.4
Less Tax Attributable to Temporary Items Included Above	(21.2)	(42.4)	(63.5)
Total Unrecognized Tax Benefits That if Recognized Would Affect the Effective Tax Rate	$114.8	$114.3	$113.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Income Tax - Continued
In 2018, we recorded $261.1 million gross unrecognized tax benefits for a policyholder reserves position taken on our 2017 federal tax return, which if recognized, would decrease our tax expense by $112.9 million. The balances of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility are $21.2 million at December 31, 2024, $42.4 million at December 31, 2023, and $63.5 million at December 31, 2022. It is reasonably possible that this item could reverse in the next 12 months following review by the IRS. We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense. We recognized $13.2 million, $12.2 million, and $7.8 million of interest expense related to unrecognized tax benefits during 2024, 2023, and 2022, respectively. The liability for net interest expense on uncertain tax positions was approximately $59.4 million, $46.2 million, and $34.0 million as of December 31, 2024, 2023, and 2022, respectively.

We file federal and state income tax returns in the United States and in foreign jurisdictions. Tax year 2017 and tax years subsequent to 2018 remain subject to examination by the IRS. All major foreign jurisdictions remain subject to examination for tax years subsequent to 2022 with the exception of Poland for which tax years subsequent to 2018 remain subject to examination. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

We file state income tax returns in nearly every state in the United States. Tax years subsequent to 2019 remain subject to examination depending on the statute of limitation established by the various states, which is generally three to four years.

As of December 31, 2024, we have no federal net operating loss or capital loss carryforwards. We have net operating loss carryforwards for state and local income tax of approximately $182.9 million, most of which is expected to expire unused between 2025 and 2044.

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.  Our valuation allowance was $12.1 million and $11.0 million at December 31, 2024 and 2023, respectively, the majority of which related to our cumulative deferred state income tax benefits. The de minimis remaining amount of our valuation allowance relates to unrealized tax losses on buildings which we own and occupy in the U.K. We recorded an increase in our valuation allowance of $1.1 million during 2024 and $0.7 million in 2023, primarily in other comprehensive income.

Total income taxes paid during 2024, 2023, and 2022 were $376.0 million, $446.0 million, and $375.0 million respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Debt
Debt consists of the following:

			December 31
			2024	2023
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Outstanding Principal
Senior Notes issued 1998	6.750 - 7.250%	2028	$335.8	$335.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2015	3.875%	2025	—	275.0
Senior Notes issued 2019	4.000%	2029	400.0	400.0
Senior Notes issued 2019	4.500%	2049	450.0	450.0
Senior Notes issued 2021	4.125%	2051	600.0	600.0
Senior Notes issued 2024	4.046%	2041	400.0	—
Senior Notes issued 2024	6.000%	2054	400.0	—
Medium-term Notes issued 1990 - 1996	7.190%	2028	18.5	18.5
Junior Subordinated Debt Securities issued 1998	7.405%	2038	189.7	189.7
Junior Subordinated Debt Securities issued 2018	6.250%	2058	300.0	300.0
Term Loan issued 2022	Variable	2027	—	350.0

Unamortized Net Premium (Discount)			(131.3)	2.5
Unamortized Debt Issuance Costs			(37.0)	(30.6)
Total Long-term Debt			$3,465.2	$3,430.4

Short-term Debt
Outstanding Principal
Senior Notes issued 2015	3.875%	2025	275.0	—

Unamortized Net Discount			(0.2)	—
Unamortized Debt Issuance Costs			(0.2)	—
Total Short-term Debt			274.6	—

Total Debt			$3,739.8	$3,430.4

Debt is comprised of our unsecured notes, which consist of our senior notes and medium-term notes, and rank highest in priority, followed by our junior subordinated debt securities. The senior notes are callable and may be redeemed, in whole or in part, at any time. The medium-term notes are non-callable and the junior subordinated debt securities are callable under limited, specified circumstances.

The aggregate contractual principal maturities are $275.0 million in 2025, $354.3 million in 2028, $400.0 million in 2029 and $2,879.2 million thereafter.

Interest paid on long-term and short-term debt during 2024, 2023, and 2022 was $190.4 million, $183.6 million, and $172.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Debt - Continued
Unsecured Notes

In June 2024, we issued $400.0 million of 6.000% senior notes due 2054.

In August 2022, we redeemed $350.0 million aggregate principal amount of our 4.000% senior notes due 2024, for which we incurred costs of $3.0 million

There are no significant financial covenants associated with our unsecured notes.

Term Loan Facility

In August 2022, we entered into a five-year $350.0 million senior unsecured delayed draw term loan facility with a syndicate of lenders. Also in August 2022, we drew the entire amount of the term loan facility, which was scheduled to mature in August 2027 and was callable and could be redeemed at par at any time. Amounts due under the term loan facility incurred interest based on the prime rate, the federal funds rate, or the Secured Overnight Financing Rate (SOFR). The proceeds from the term loan facility were used to redeem $350.0 million aggregate principal amount of our 4.000% senior notes due 2024. In June 2024 in tandem with the issuance of our 6.000% senior notes, the aggregate principal amount of outstanding indebtedness under our senior unsecured delayed draw term loan facility was repaid, and subsequently terminated.

Prior to the termination of our term loan facility, the borrowings on the facility were subject to financial covenants, negative covenants, and events of default that are customary. The two primary financial covenants included limitations based on our leverage ratio and consolidated net worth, but we were also subjected to covenants that limit subsidiary indebtedness.

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

P-Caps Trust and Notes Issuance

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Debt - Continued
In October 2024, we exercised our issuance right in full under the facility agreement and issued $400.0 million of the 2041 Senior Notes to the P-Caps Trust in exchange for the Trust Assets, thereby triggering our recognition of the 2041 Senior Notes on our consolidated balance sheets. The Trust Assets had a fair value of $273.5 million when the 2041 Senior Notes were issued. We directed the trustee of the P-Caps Trust to dissolve the P-Caps Trust and to deliver the 2041 Senior Notes to the beneficial holders of the P-Caps pro rata in respect of each P-Cap which was a non-cash financing transaction. The 2041 Senior Notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt. The net proceeds from the issuance of the 2041 Senior Notes and subsequent sale of the Trust Assets were used for share repurchases.

Credit Facilities

In April 2022, we amended and restated our existing credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The credit facility, which was previously set to expire in April 2024, was extended through April 2027. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Certain of our traditional U.S. life insurance subsidiaries, Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), and Colonial Life & Accident Insurance Company, joined the agreement and may borrow under the credit facility, and we can elect to add additional insurance subsidiaries to the facility at any later date. Any obligation of a subsidiary under the credit facility is several only and not joint and is subject to an unconditional guarantee by Unum Group. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility also provides for the issuance of letters of credit subject to certain terms and limitations. The credit facility provides for borrowings at an interest rate based on the prime rate, the federal funds rate or the SOFR. At December 31, 2024, there were no borrowed amounts outstanding under the credit facility and letters of credit totaling $0.4 million had been issued.

We have a five-year, £75.0 million senior unsecured standby letter of credit facility with a different syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75 million until its scheduled expiration in July 2026. The credit facility provides for borrowings at an interest rate based on the prime rate or the federal funds rate.

We have an additional five-year, £75.0 million senior unsecured standby letter of credit facility pursuant to which a standby letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in December 2028. In December 2023, as security for the senior standby letter of credit facility we had granted to the issuer of the standby letter of credit the right to exercise, if an event of default had occurred and was continuing, the issuance right under the facility agreement with the P-Caps Trust, up to a maximum of $200.0 million. In October 2024, prior to our exercise of the issuance right under the facility agreement with the P-Caps Trust, the assigned issuance right was forfeited in its entirety. The standby letter of credit facility provides for borrowings at an interest rate based on Sterling Overnight Index Average rate.

At December 31, 2024, there were no borrowed amounts outstanding under the standby letter of credit facilities or letters of credit. If drawings are made in the future, we may elect to borrow such amounts from the lenders pursuant to term loans made under the credit facilities.

Borrowings under the three credit facilities are subject to financial covenants, negative covenants, and events of default that are customary. The two primary financial covenants include limitations based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans
Defined Benefit Pension and Other Postretirement Benefit (OPEB) Plans

We sponsor several defined benefit pension and OPEB plans for our employees, including non-qualified pension plans. The U.S. qualified and non-qualified defined benefit pension plans comprise the majority of our total benefit obligation and benefit cost. We maintain a separate defined benefit plan for eligible employees in our U.K. operation. The U.S. defined benefit pension plans were frozen and closed to new entrants on December 31, 2013, the OPEB plan was frozen and closed to new entrants on December 31, 2012, and the U.K. plan was frozen and closed to new entrants on December 31, 2002.

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

Amortization Period of Actuarial Gain or Loss and Prior Service Cost or Credit

Because all participants in the U.S., OPEB, and U.K. pension plans are considered inactive, we amortize the net actuarial gain or loss and prior service credit or cost for these plans over the average remaining life expectancy of the plans. As of December 31, 2024, the estimate of the average remaining life expectancy of the plans was approximately 23 years for the U.S., 12 years for the OPEB plan, and 28 years for the U.K. plan. Prior to 2024, we amortized the net actuarial gain or loss and prior service credit or cost for the OPEB plan over the average remaining future working lifetime for active participants in the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
The following table provides the changes in the benefit obligation and fair value of plan assets and the funded status of the plans.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2024	2023	2024	2023	2024	2023
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,575.3	$1,585.5	$172.3	$157.9	$79.0	$83.9
Service Cost	9.2	9.2	—	—	—	—
Interest Cost	82.9	87.9	7.6	7.7	4.0	4.5
Plan Participant Contributions	—	—	—	—	0.1	0.1
Actuarial Loss (Gain) (1)	(57.7)	61.0	(19.3)	3.8	(1.5)	(0.5)
Benefits and Expenses Paid	(91.1)	(168.3)	(5.9)	(5.7)	(8.8)	(9.0)
Change in Foreign Exchange Rates	—	—	(2.6)	8.6	—	—
Benefit Obligation at End of Year	$1,518.6	$1,575.3	$152.1	$172.3	$72.8	$79.0

Accumulated Benefit Obligation at December 31	$1,518.6	$1,575.3	$152.1	$172.3	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,295.9	$1,308.3	$145.4	$140.5	$8.2	$8.5
Actual Return on Plan Assets	27.1	145.6	(12.1)	3.1	0.1	—
Employer Contributions	9.7	10.3	—	—	8.3	8.6
Plan Participant Contributions	—	—	—	—	0.1	0.1
Benefits and Expenses Paid	(91.1)	(168.3)	(5.9)	(5.7)	(8.8)	(9.0)
Change in Foreign Exchange Rates	—	—	(2.1)	7.5	—	—
Fair Value of Plan Assets at End of Year	$1,241.6	$1,295.9	$125.3	$145.4	$7.9	$8.2

Underfunded Status	$277.0	$279.4	$26.8	$26.9	$64.9	$70.8

(1) The actuarial gains recognized in 2024 for the U.S., U.K., and OPEB plans were driven by increases in the discount rate assumption. The actuarial losses recognized in 2023 for the U.S. and U.K. plans were driven by decreases in the discount rate assumption. Also contributing to the actuarial loss for the U.K. plan in 2023 was unfavorable plan experience resulting from a higher than expected rate of inflation. The actuarial gain recognized in 2023 for the OPEB plan was driven by favorable plan experience, mostly offset by a decrease in the discount rate assumption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2024 and 2023 are as follows.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2024	2023	2024	2023	2024	2023
	(in millions of dollars)
Current Liability	$9.4	$9.1	$—	$—	$0.7	$0.7
Noncurrent Liability	267.6	270.3	26.8	26.9	64.2	70.1
Underfunded Status	$277.0	$279.4	$26.8	$26.9	$64.9	$70.8

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(496.0)	$(510.2)	$(91.7)	$(95.0)	$21.2	$21.2
Prior Service Credit (Cost)	(0.5)	(0.6)	(0.2)	(0.2)	2.1	2.3
	(496.5)	(510.8)	(91.9)	(95.2)	23.3	23.5
Income Tax	200.1	211.2	21.4	22.2	3.4	3.4
Total Included in Accumulated Other Comprehensive Income (Loss)	$(296.4)	$(299.6)	$(70.5)	$(73.0)	$26.7	$26.9

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2024 and 2023.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2024	2023	2024	2023	2024	2023
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(299.6)	$(304.9)	$(73.0)	$(64.4)	$26.9	$35.2
Net Actuarial Gain (Loss)
Amortization	14.6	15.2	2.9	2.5	(1.1)	(10.5)
All Other Changes	(0.4)	(7.6)	0.4	(13.8)	1.1	0.1
Prior Service Credit (Cost)
Amortization	0.1	—	—	—	(0.2)	(0.2)
Change in Income Tax	(11.1)	(2.3)	(0.8)	2.7	—	2.3
Accumulated Other Comprehensive Income (Loss) at End of Year	$(296.4)	$(299.6)	$(70.5)	$(73.0)	$26.7	$26.9

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

The investment strategy for our U.K. plan includes increasing the funded ratio in a risk-controlled manner where the risk taken in the investment strategy reduces as the funded status of the plan increases. Assets for our U.K. plan are invested in a portfolio of diversified growth assets as well as a portfolio of fixed income and index-linked securities. The portfolio of growth assets consists of funds invested primarily in global equity securities, investment-grade and below-investment-grade fixed interest securities, including emerging market securities as well as diversified alternatives. The portfolio of fixed interest and index-linked securities are invested primarily in leveraged interest rate and inflation-linked gilt funds of varying durations designed to broadly match the interest rate and inflation sensitivities of the plan's liabilities. At December 31, 2024, our portfolio allocation was approximately 58 percent to growth assets and 42 percent to fixed interest and index-linked securities as we target a specified return on our plan assets. When the funded status of the plan increases, the hedge ratio of interest rate and inflation risk will increase with the intention of reducing funding level volatility. There are no categories of investments that are specifically prohibited by the U.K. plan, but there are general guidelines that ensure prudent investment action is taken. Such guidelines include the prevention of the plan from using derivatives for speculative purposes and limiting the concentration of risk in any one type of investment.

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

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
Global	$52.5	$—	$—	$372.3	$424.8
Fixed Income Securities:
U.S. Government and Agencies[1]	234.5	(16.1)	—	—	218.4
Corporate	—	—	—	124.1	124.1
Non-U.S. Emerging Markets	—	—	—	32.4	32.4
Opportunistic Credits	—	—	—	139.6	139.6
Real Estate	—	—	—	166.1	166.1
Alternative Investments:
Private Equity Direct Investments	—	—	—	63.1	63.1
Private Equity Funds of Funds	—	—	—	35.2	35.2
Cash Equivalents	17.2	—	—	—	17.2
Total Invested Assets	$304.2	$(16.1)	$—	$932.8	$1,220.9
1 U.S. Government and Agencies Fixed Income Securities includes derivative liabilities.

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

Certain equity, opportunistic credit, and fixed-income securities are valued based on the NAV of the underlying holdings as of the reporting date. We made no adjustments to the NAV for 2024 or 2023. These investments have no unfunded commitments and no specific redemption restrictions.

Alternative investments are valued based on NAV one quarter in arrears and our real estate investments are valued based on NAV one month in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2024 or 2023. The private equity direct investments and private equity funds of funds generally cannot be redeemed by investors. Distributions of capital from the sale of underlying fund assets may occur at any time, but are generally concentrated between five and eight years from the formation of the fund. At December 31, 2024 and 2023, these investments had unfunded commitments of $15.2 million and $17.5 million, respectively.

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

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Diversified Growth Assets	$25.6	$—		$9.8	$35.4
Fixed Income and Index-linked Securities	50.5	—	—	—	50.5
Alternative Investments	—	—	—	34.5	34.5
Cash Equivalents	5.3	—	—	—	5.3
Total Invested Assets	$81.4	$—	$—	$44.3	$125.7

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Diversified Growth Assets	$28.1	$—	$—	$5.9	$34.0
Fixed Income and Index-linked Securities	75.3	—	—	—	75.3
Alternative Investments	—	—	—	34.8	34.8
Cash Equivalents	1.3	—	—	—	1.3
Total Invested Assets	$104.7	$—	$—	$40.7	$145.4

The level 1 diversified growth assets and fixed interest and index-linked securities consist of individual funds that are valued based on unadjusted quoted prices from active markets for identical securities. Certain diversified growth assets were valued based on the NAV of the underlying holdings as of the reporting date. Alternative investments are valued based on NAV one quarter in arrears. We evaluate the need for adjustments to the NAV of the alternative investments based on an evaluation of cash flows in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2024 or 2023. These investments generally cannot be redeemed by investors. These investments had unfunded commitments at December 31, 2024 and 2023 of $7.1 million and $9.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$7.9	$7.9

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$8.2	$8.2

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31, 2024
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$8.2	$0.1	$8.4	$(8.8)	$7.9

	Year Ended December 31, 2023
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$8.5	$—	$8.7	$(9.0)	$8.2

For the years ended December 31, 2024 and 2023, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of Level 3 during 2024 or 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2024	2023	2024	2023	2024	2023
Benefit Obligations
Discount Rate	5.80%	5.40%	5.50%	4.50%	5.80%	5.40%
Rate of Compensation Increase	N/A	N/A	2.50%	2.40%	N/A	N/A

Net Periodic Benefit Cost
Discount Rate	5.40%	5.70%	4.50%	4.80%	5.40%	5.70%
Expected Return on Plan Assets	7.25%	7.25%	6.50%	6.70%	5.75%	5.75%
Rate of Compensation Increase	N/A	N/A	2.40%	2.50%	N/A	N/A

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

The expected return assumption for the life insurance reserve for our OPEB plan is based on full investment in fixed income securities with an average book yield of 5.01 percent and 4.46 percent in 2024 and 2023, respectively.

The rate of compensation increase assumption for our U.K. plan is generally based on periodic studies of compensation trends.

For our OPEB plan, at December 31, 2024 and 2023, the annual rates of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year are 7.00 percent and 6.75 percent, respectively, for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rates are assumed to change gradually to 5.00 percent by 2033 for measurement at December 31, 2024 and remain at that level thereafter. The annual rates of increase in the per capita cost of covered postretirement health benefits do not apply to retirees whose postretirement health care benefits are provided through an exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost (credit) for the years ended December 31.

	Pension Benefits
	U.S. Plans			U.K. Plan			OPEB
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	(in millions of dollars)
Service Cost	$9.2	$9.2	$7.7	$—	$—	$—	$—	$—	$—
Interest Cost	82.9	87.9	67.2	7.6	7.7	5.0	4.0	4.5	3.0
Expected Return on Plan Assets	(91.3)	(92.0)	(105.9)	(8.4)	(8.5)	(10.9)	(0.4)	(0.5)	(0.5)
Amortization of:
Net Actuarial Loss (Gain)	14.6	15.2	16.3	2.9	2.5	0.4	(1.1)	(10.5)	(1.0)
Prior Service Cost (Credit)	0.1	—	—	—	—	—	(0.2)	(0.2)	(0.2)
Total Net Periodic Benefit Cost (Credit)	$15.5	$20.3	$(14.7)	$2.1	$1.7	$(5.5)	$2.3	$(6.7)	$1.3

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost (credit) are included in other expenses.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	U.S. Plans	U.K. Plan	OPEB
	(in millions of dollars)
Year	Pension Benefits		Gross	Subsidy Payments	Net
2025	$87.7	$5.9	$8.8	$—	$8.8
2026	91.9	6.1	8.4	—	8.4
2027	95.8	6.2	8.0	—	8.0
2028	99.2	6.4	7.6	—	7.6
2029	102.2	6.6	7.2	—	7.2
2030-2034	545.1	35.3	30.2	0.1	30.1

Funding Policy

The funding policy for our U.S. qualified defined benefit pension plan is to contribute an amount at least equal to the minimum contributions required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. During, 2024, we had no regulatory contribution requirements for our U.S. qualified defined benefit pension plan and made no voluntary contributions. We do not expect to have regulatory contribution requirements for our U.S. qualified defined benefit pension plan in 2025, but we reserve the right to make voluntary contributions during 2025. The funding policy for our U.S. non-qualified defined benefit pension plan, which is not subject to ERISA, is to contribute the amount necessary to satisfy the liabilities of the plan as they come due to participants. We expect to make contributions to the U.S. non-qualified defined benefit pension plan of approximately $10 million to fund the benefit payments in 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
During, 2024, we had no regulatory contribution requirements for our U.K. defined benefit pension plan and made no voluntary contributions. We do not expect to have regulatory contribution requirements for our U.K. defined benefit pension plan in 2025, but we reserve the right to make voluntary contributions during 2025.

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

During the years ended December 31, 2024, 2023, and 2022, we recognized costs of $81.6 million, $74.3 million, and $70.9 million, respectively, for our U.S. defined contribution plan. We recognized costs of $6.6 million, $5.7 million, and $4.9 million in 2024, 2023, and 2022, respectively, for our U.K. defined contribution plan.

Note 12 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars, except share data)
Numerator
Net Income	$1,779.1	$1,283.8	$1,407.2

Denominator (000s)
Weighted Average Common Shares - Basic	187,497.7	196,659.7	200,647.2
Dilution for Assumed Exercises of Nonvested Stock Awards	571.5	942.3	1,462.2
Weighted Average Common Shares - Assuming Dilution	188,069.2	197,602.0	202,109.4

Net Income Per Common Share
Basic	$9.49	$6.53	$7.01
Assuming Dilution	$9.46	$6.50	$6.96

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested stock success units and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
nonvested restricted stock units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested stock success units and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested stock success units and nonvested restricted stock units. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 0.1 million, 0.5 million, and 0.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. See Note 13 for further discussion of our stock-based compensation plans.

Common Stock

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price.

Our board of directors has authorized the following repurchase programs:

	February 2025 Authorization	July 2024 Authorization[1]	October 2023 Authorization[2]	December 2022 Authorization[3]	October 2021 Authorization
	(in millions)
Effective Date	April 1, 2025	August 1, 2024	January 1, 2024	January 1, 2023	October 25, 2021
Expiration Date	None	March 31, 2025	July 31, 2024	December 31, 2023	December 31, 2022
Authorized Repurchase Amount	$1,000.0	$1,000.0	$500.0	$250.0	$250.0
Cost of Shares Repurchased Under Repurchase Program	—	506.8	464.2	250.0	250.0
Unused and Expired	—	—	35.8	—	—
Remaining Repurchase Amount at December 31, 2024	Not yet effective	$493.2	$—	$—	$—
1Concurrent with the announcement of the February 2025 repurchase program, we also announced the termination of the July 2024 program as of March 31, 2025, and any unused amounts under that program will expire as of that date.
2Concurrent with the announcement of the July 2024 repurchase program, we also announced the termination of the October 2023 program as of July 31, 2024, and all unused amounts under that program expired as of that date.
3In February 2023, the December 2022 program was modified to increase the authorized repurchase amount from $200.0 million to $250.0 million.

In August 2022, the Inflation Reduction Act was signed into law in the U.S. and imposed a one percent excise tax on corporate stock repurchases effective January 1, 2023. This excise tax is recorded as part of the cost basis of treasury stock and is assessed on the fair market value of stock repurchases reduced by the fair market value of any shares issued during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Year Ended December 31
	2024	2023	2022
	(in millions)
Shares Repurchased	15.7	5.7	5.7
Cost of Shares Repurchased[1]	$979.3	$252.0	$200.1

1 Includes $80.3 million related to shares which settled in February 2025 in connection with the November 2024 accelerated share repurchase agreement (ASR), a de minimis amount of commissions for the year ended December 31, 2024, and $0.1 million of commissions for the years ended December 31, 2023 and 2022. Also includes $8.3 million and $1.9 million of excise tax for the years ended December 31, 2024 and 2023, respectively. There were no excise taxes during the year ended December 31, 2022.

As a part of our share repurchase program, we periodically enter into ASRs. Under the terms of these agreements, we make a prepayment to a financial counterparty for which we receive an initial delivery of approximately 75 percent of the total Unum Group common stock to be delivered under the agreement. We simultaneously enter into a forward contract indexed to the price of Unum Group common stock, which subjects the transactions to a future price adjustment. Under the terms of the agreements, we are to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us is settled in shares of Unum Group common stock. Any price adjustment we would be required to pay may be settled in either cash or common stock at our option. Details of our ASRs are as follows:

Prepayment Date	Prepayment Amount	Initial Share Delivery	Forward Contract Settlement Date	Shares Delivered to Settle Forward Contract
(in millions)
November 2024	$321.0	3.8	February 2025[1]	0.7
October 2024	$150.0	1.9	December 2024	0.3
July 2024	$150.0	2.2	September 2024	0.6
April 2024	$125.0	1.7	June 2024	0.7
January 2024	$100.0	1.6	March 2024	0.5
July 2023	$50.0	0.8	September 2023	0.2
February 2022	$50.0	1.3	April 2022	0.4
1The final price adjustment settlement, along with the delivery of the remaining shares, occurred in February 2025, resulting in the delivery to us of 0.7 million additional shares. As a result of the final settlement occurring subsequent to December 31, 2024, we recorded a decrease to additional paid-in capital within stockholders' equity on our consolidated balance sheet for the value of the shares held back by the counterparty as of December 31, 2024, which was reclassified to treasury stock in the first quarter of 2025 in connection with the final settlement of the agreement.

In December 2023, we retired 115.0 million shares of our treasury stock with a total cost of $3,642.5 million.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Stock-Based Compensation
Description of Stock Plans

Under the 2022 Stock Incentive Plan (the 2022 Plan), up to 6.8 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each award, under the 2022 plan is counted as 1.00 share. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. The maximum term of each stock option or stock appreciation right is ten years after the date of grant.  At December 31, 2024, approximately 5.0 million shares were available for future grants under the 2022 Plan.

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

Stock Success Units (SSUs)

SSUs are classified as equity. As of December 31, 2024 and 2023, there were 86 thousand and 105 thousand shares of SSUs outstanding, respectively, with a weighted average grant date fair value of $18.78 per share. There were no issuances of SSUs during 2024, 2023, or 2022. During 2024, 19 thousand shares of SSUs were forfeited. SSUs vest over a six year period, beginning at the date of grant. One-third of the SSUs are eligible for accelerated vesting on a cumulative basis at the end of each of the one-, three-, and five-year service periods that began on January 1, 2021, if certain performance goals are achieved. Forfeitable dividends on SSUs are accrued in the form of cash. Compensation cost for SSUs subject to accelerated vesting due to the achievement of certain performance conditions at the end of the one-, three-, and five-year service periods is recognized over the implicit service period.

No SSUs vested during 2024 or 2022. The total fair value of SSUs that vested during 2023 was $1.9 million. At December 31, 2024, we had $0.3 million of unrecognized compensation cost related to SSUs that will be recognized over a remaining weighted average period of 0.5 years.

Performance Share Units (PSUs)

PSUs are classified as equity. There were no new tranches of PSUs issued during 2024, 2023, or 2022. Vesting for the PSUs occurred at the end of a three-year period and was contingent upon our achievement of prospective company performance goals and our total shareholder return relative to a board-approved peer group during the three-year period. Actual performance, including modification for relative total shareholder return, could have resulted in the ultimate award of 40 percent to 180 percent of the initial number of PSUs issued, with the potential for no award if company performance goals had not been achieved during the three-year period. Forfeitable dividend equivalents on PSUs were accrued as cash.

PSU shares represent aggregate initial target awards and accrued dividend equivalents and do not reflect potential increases or decreases resulting from the application of the performance factor determined after the end of the performance periods. At December 31, 2022, the three-year performance period for the 2020 PSU grant was completed and the related shares vested, but the performance factor had not yet been applied. The performance factor, which exceeded 100 percent, was applied during the first quarter of 2023 and resulted in the granting and vesting of an additional 245 thousand shares. We had no outstanding PSUs at December 31, 2024, 2023, or 2022 and there were no PSUs forfeited during 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Stock-Based Compensation - Continued
No PSUs vested during 2024 and the total fair value of PSUs vested during 2023 and 2022 was $5.8 million and $4.2 million, respectively. At December 31, 2024, we had no unrecognized compensation cost related to PSUs as there are no remaining PSUs outstanding. The estimated compensation expense was adjusted for actual performance experience and was recognized ratably during the service period when it became probable that the performance conditions would be satisfied. Compensation cost for PSUs subject to accelerated vesting at the date of retirement eligibility was recognized over the implicit service period.

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

Cash Incentive Units (CIUs)

CIUs are denominated and settled in cash, with each unit representing the right to receive one dollar. Vesting for the CIUs occurs at the end of a three-year period and is based upon prospective company performance measures and our total shareholder return relative to a board-approved peer group during the three-year period. We issued 9.5 million, 9.0 million, and 8.0 million CIUs during 2024, 2023, and 2022, respectively. However, actual performance, including the modification for relative total shareholder return, may result in an award of up to 200 percent of the initial number of CIUs issued.

Activity for CIUs, which are classified as a liability, is as follows:

Units
(000s)
Outstanding at December 31, 2023	17,028
Granted	16,187
Vested	(13,442)
Forfeited	(3,318)
Outstanding at December 31, 2024	16,455

At December 31, 2024, the three-year performance period for the 2022 CIU grant was completed and the related shares vested, but the performance factor had not yet been applied. The performance factor will be applied during the first quarter of 2025, with payments of awards at that time. Granted and vested amounts in the preceding table also include an adjustment to reflect the application of the performance factor to the 2021 CIU grant, which occurred during the first quarter of 2024.

At December 31, 2024 and 2023 the liability for CIUs was $36.2 million and $37.7 million, respectively. CIU payments made during 2024 totaled $13.9 million There were no CIU payments made during 2023 and 2022. At December 31, 2024, we had approximately $1.1 million of unrecognized compensation cost related to CIUs that will be recognized over a weighted average period of 1.7 years. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. Compensation cost for CIUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Stock-Based Compensation - Continued
The fair value of CIUs is estimated at each reporting period using the Monte-Carlo simulation model. Key assumptions used to value CIUs granted are as follows:

	Assumptions as of the Year Ended December 31, 2024
	2024 Grant	2023 Grant
Expected Volatility (based on our and our peer group historical daily stock prices)	30%	30%
Expected Life (equals the performance period)	2 years	1 year
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	4.25%	4.19%

	Assumptions as of the Year Ended December 31, 2023
	2023 Grant	2022 Grant
Expected Volatility (based on our and our peer group historical daily stock prices)	30%	27%
Expected Life (equals the performance period)	2 years	1 year
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	4.26%	4.75%

	Assumptions as of the Year Ended December 31, 2022
	2022 Grant	2021 Grant
Expected Volatility (based on our and our peer group historical daily stock prices)	30%	33%
Expected Life (equals the performance period)	2 years	1 year
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	4.26%	4.60%

Restricted Stock Units (RSUs)

RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on RSUs are accrued as cash. Compensation cost for RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

Activity for RSUs, which are classified as equity, is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2023	1,213	$35.51
Granted	825	49.57
Vested	(906)	37.88
Forfeited	(145)	40.71
Outstanding at December 31, 2024	987	44.31

During 2024, 2023, and 2022, we issued RSUs with a weighted average grant date fair value per share of $49.57, $45.56, and $28.21, respectively.

The total fair value of shares vested during 2024, 2023, and 2022 was $34.8 million, $49.9 million, and $28.0 million, respectively. At December 31, 2024, we had $26.5 million of unrecognized compensation cost related to RSUs that will be recognized over a weighted average period of 0.9 years.

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

There were no issuances of cash-settled RSUs during 2024, 2023, and 2022.

The amount payable per unit awarded is equal to the price per share of Unum Group's common stock at settlement of the award, and as such, we measured the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period were recognized as compensation cost over the service period. Changes in the amount of the liability due to stock price changes after the service period were recognized as compensation cost during the period in which the changes occurred. There was no remaining liability for cash-settled RSUs at December 31, 2024 and 2023. There were no cash-settled RSU payments during 2024. Cash-settled RSU payments made during 2023 and 2022 were $1.1 million and $0.6 million, respectively. At December 31, 2024, we had no unrecognized compensation cost related to cash-settled RSUs as there are no remaining cash-settled RSUs outstanding.

Expense

Compensation expense for the stock based plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Performance Share Units	$—	$0.3	$5.7
Cash Incentive Units	12.4	21.7	12.8
Restricted Stock Units and Cash-Settled Restricted Stock Units	34.5	40.6	32.7
Stock Success Units	0.1	0.9	0.9
Other	0.8	0.6	0.6
Total Compensation Expense, Before Income Tax	$47.8	$64.1	$52.7

Total Compensation Expense, Net of Income Tax	$41.6	$57.5	$47.3

Cash received under all share-based payment arrangements for the years ended December 31, 2024, 2023, and 2022 was $6.0 million, $5.2 million, and $4.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Reinsurance
Reinsurance activity related to our premium income, policy benefits, and policy benefits remeasurement gain are as follows:

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Direct Premium Income	$10,732.1	$10,286.8	$9,893.6
Reinsurance Assumed	69.8	80.4	78.7
Reinsurance Ceded	(304.5)	(321.2)	(355.8)
Net Premium Income	$10,497.4	$10,046.0	$9,616.5

Direct Policy Benefits	$8,027.9	$8,001.8	$8,205.3
Reinsurance Assumed	152.5	138.7	135.1
Reinsurance Ceded	(700.2)	(828.6)	(798.3)
Net Policy Benefits	$7,480.2	$7,311.9	$7,542.1

Direct Policy Benefits - Remeasurement Gain	$(546.8)	$(49.2)	$(372.5)
Reinsurance Assumed	2.2	(0.1)	36.4
Reinsurance Ceded	(17.7)	(5.5)	(211.4)
Net Policy Benefits - Remeasurement Gain	$(562.3)	$(54.8)	$(547.5)

We exited a substantial portion of our Closed Block individual disability product line through two phases of a coinsurance and modified coinsurance reinsurance transaction with Commonwealth Annuity and Life Insurance Company (Commonwealth) that were executed in December 2020 and March 2021. In addition, we also entered into an agreement with Commonwealth whereby we will provide a 12-year volatility cover to Commonwealth for the active life cohort (ALR cohort) ceded as a part of the reinsurance transaction described above. At the end of the 12-year coverage period, Commonwealth will retain the risk for the remaining incidence and claims risk on the ALR cohort of the ceded business. Due to the nature of the volatility cover, the ALR cohort is accounted for under the deposit method on a GAAP basis. Reserves ceded to Commonwealth were $4,698.4 million and $5,143.4 million at December 31, 2024 and 2023, respectively. The deposit asset as of December 31, 2024 and 2023 was $282.3 million and $296.5 million, respectively. The unamortized cost of reinsurance related to the reinsurance transaction with Commonwealth was $508.1 million and $549.5 million at December 31, 2024 and 2023, respectively. We amortized the cost of reinsurance related to this transaction of $41.4 million, $44.1 million, and $50.3 million in 2024, 2023, and 2022, respectively.

As of December 31, 2024, Commonwealth accounted for 56 percent of the total reinsurance recoverable and the majority of our total cost of reinsurance. Commonwealth has an A rating by A.M. Best Company (AM Best) and has also established collateralized trust accounts for our benefit to secure its obligations. In addition, nine other major companies, which account for approximately 39 percent of our reinsurance recoverable, are also rated A or better by either AM Best or Standard & Poor's Ratings Services (S&P), or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately 4 percent of our reinsurance recoverable is primarily related to business reinsured with other companies also rated A- or better by AM Best or S&P, with overseas entities with equivalent ratings, or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Less than one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or S&P, or not rated.

Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction

On February 26, 2025, Unum America entered into a master transaction agreement with Fortitude Reinsurance Company Ltd. (Fortitude Re) which, subject to receipt of regulatory approvals and the satisfaction or waiver of other customary closing conditions, is expected to result in the execution of a coinsurance agreement (anticipated reinsurance agreement) during 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Reinsurance - Continued
This anticipated reinsurance agreement is to reinsure a portion of our Closed Block long-term care insurance business and a portion of our Unum US individual disability business on a coinsurance basis to Fortitude Re. The anticipated reinsurance agreement represents approximately 21 percent of total Closed Block long-term care future policy benefits and approximately 15 percent of Unum US individual disability future policy benefits as of December 31, 2024. The transaction is expected to result in approximately $430 million pre-tax ceding commission paid to Fortitude Re. Fortitude Re will establish and maintain a collateralized trust account for the benefit of Unum America to secure its obligations under the anticipated reinsurance agreement.

Immediately prior to entering into the anticipated reinsurance agreement with Fortitude Re, Unum America will recapture the aforementioned Closed Block long-term care business from Fairwind Reinsurance Company (Fairwind), an affiliated captive reinsurer, and assume the aforementioned Unum US individual disability business from Provident, an affiliate.

Note 15 - Segment Information

We have three principal operating segments: Unum US, Unum International, and Colonial Life. Our other operating segments are Closed Block and Corporate.

The Unum US segment is comprised of group disability, group life and accidental death and dismemberment, and supplemental and voluntary lines of business. The group disability line of business includes long-term and short-term disability, medical stop-loss, and fee-based service products. The supplemental and voluntary line of business includes voluntary benefits, individual disability, and dental and vision products. These products, excluding medical stop-loss which is no longer actively marketed as of the third quarter of 2024, are marketed through our field sales personnel who work in conjunction with independent brokers and consultants.

The Unum International segment is comprised of our operations in both the United Kingdom and Poland. Our Unum UK products include insurance for group long-term disability, group life, and supplemental lines of business which include dental, critical illness, and individual disability products. Our Unum Poland products include insurance for individual and group life with accident and health riders. Unum International's products are sold primarily through field sales personnel and independent brokers and consultants.

The Colonial Life segment includes insurance for accident, sickness, and disability products, which includes dental and vision products, life products, and cancer and critical illness. These products are marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agent sales force and brokers.

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

Premium income is primarily derived from sources in the United States, the United Kingdom, and Poland. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum International segment.

Our Chief Executive Officer is the Chief Operating Decision Maker (CODM). Our CODM evaluates the performance of our segments on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss". The significant expense categories and amounts included within "adjusted operating income" or "adjusted operating loss" align with the segment level information that is regularly provided to the CODM. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. As such, the CODM uses these performance measures to evaluate profitability, assist in resourcing decisions, and monitor budgeted versus actual results. These performance measures are in accordance with GAAP guidance for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued
segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, net income, or net loss.
Segment information is shown below.

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$2,086.1	$2,057.2	$1,911.7
Group Short-term Disability	1,084.0	1,012.3	926.3
Group Life and Accidental Death & Dismemberment
Group Life	1,784.7	1,679.0	1,669.1
Accidental Death & Dismemberment	186.1	175.5	173.7
Supplemental and Voluntary
Voluntary Benefits	879.2	850.1	833.7
Individual Disability	566.0	527.0	461.1
Dental and Vision	297.1	278.1	275.8
	6,883.2	6,579.2	6,251.4
Unum International
Unum UK
Group Long-term Disability	418.0	396.1	376.9
Group Life	211.3	169.3	138.2
Supplemental	165.6	141.5	114.0
Unum Poland	154.6	118.3	89.7
	949.5	825.2	718.8
Colonial Life
Accident, Sickness, and Disability	969.5	946.1	948.9
Life	458.0	426.5	401.1
Cancer and Critical Illness	356.4	353.5	352.0
	1,783.9	1,726.1	1,702.0
Closed Block
Long-term Care	696.1	696.0	697.4
All Other	184.7	219.5	246.9
	880.8	915.5	944.3

Total Premium Income	$10,497.4	$10,046.0	$9,616.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued

	Year Ended December 31, 2024
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$6,883.2	$949.5	$1,783.9	$880.8	$—	$10,497.4
Net Investment Income	632.2	128.8	161.5	1,148.9	58.6	2,130.0
Other Income	235.9	1.6	4.0	51.7	1.3	294.5
Adjusted Operating Revenue	$7,751.3	$1,079.9	$1,949.4	$2,081.4	$59.9	$12,921.9

Adjusted Policy Benefits[1]	$4,246.5	$693.6	$885.4	$1,629.6	$—	$7,455.1
Adjusted Policy Benefits - Remeasurement Loss (Gain)[2]	(238.2)	(44.4)	(34.7)	112.4	—	(204.9)
Commissions	729.3	82.5	378.4	68.4	—	1,258.6
Interest and Debt Expense	—	—	—	—	201.1	201.1
Deferral of Acquisition Costs	(320.9)	(17.8)	(312.8)	—	—	(651.5)
Amortization of Deferred Acquisition Costs	292.5	9.5	219.0	—	—	521.0
Other Segment Items[3]	1,602.9	198.7	347.4	133.2	50.0	2,332.2
Adjusted Benefits and Expenses	$6,312.1	$922.1	$1,482.7	$1,943.6	$251.1	$10,911.6

Adjusted Operating Income (Loss)	$1,439.2	$157.8	$466.7	$137.8	$(191.2)	$2,010.3

[1]Excludes the impact of non-contemporaneous reinsurance in the Closed Block segment.
[2]Excludes the reserve assumption updates for each reportable segment, except for the Corporate segment, that occurred during the third quarter.
[3]Excludes the amortization of the cost of reinsurance in the Closed Block segment and the loss on legal settlement in the Corporate segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during 2024 was $85.0 million, $17.9 million, $15.1 million, $5.4 million, and $0.1 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued

	Year Ended December 31, 2023
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$6,579.2	$825.2	$1,726.1	$915.5	$—	$10,046.0
Net Investment Income	639.9	137.2	153.5	1,066.3	99.8	2,096.7
Other Income	220.5	1.6	1.2	52.6	3.3	279.2
Adjusted Operating Revenue	$7,439.6	$964.0	$1,880.8	$2,034.4	$103.1	$12,421.9

Adjusted Policy Benefits[1]	$4,221.2	$581.4	$877.1	$1,597.4	$—	$7,277.1
Adjusted Policy Benefits - Remeasurement Loss (Gain)[2]	(283.9)	(19.5)	1.7	69.7	—	(232.0)
Commissions	664.4	72.5	359.4	73.8	—	1,170.1
Interest and Debt Expense	—	—	—	—	194.8	194.8
Deferral of Acquisition Costs	(314.7)	(14.6)	(302.9)	—	—	(632.2)
Amortization of Deferred Acquisition Costs	267.6	8.4	205.4	—	—	481.4
Other Segment Items[3]	1,529.5	177.7	340.0	128.6	54.7	2,230.5
Adjusted Benefits and Expenses	$6,084.1	$805.9	$1,480.7	$1,869.5	$249.5	$10,489.7

Adjusted Operating Income (Loss)	$1,355.5	$158.1	$400.1	$164.9	$(146.4)	$1,932.2

[1]Excludes the impact of non-contemporaneous reinsurance in the Closed Block segment.
[2]Excludes the reserve assumption updates for each reportable segment, except for the Corporate segment, that occurred during the third quarter.
[3]Excludes the amortization of the cost of reinsurance in the Closed Block segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during 2023 was $76.3 million, $14.6 million, $13.6 million, $5.2 million and $0.6 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued

	Year Ended December 31, 2022
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$6,251.4	$718.8	$1,702.0	$944.3	$—	$9,616.5
Net Investment Income	676.3	170.1	152.7	1,070.6	52.5	2,122.2
Other Income	196.3	0.9	1.1	58.0	4.8	261.1
Adjusted Operating Revenue	$7,124.0	$889.8	$1,855.8	$2,072.9	$57.3	$11,999.8

Adjusted Policy Benefits[1]	$4,429.6	$521.6	$926.6	$1,620.5	$—	$7,498.3
Adjusted Policy Benefits - Remeasurement Loss (Gain)[2]	(287.9)	35.6	(45.3)	2.8	—	(294.8)
Commissions	614.4	56.3	340.0	75.7	—	1,086.4
Interest and Debt Expense	—	—	—	—	192.7	192.7
Deferral of Acquisition Costs	(273.1)	(12.0)	(271.8)	—	—	(556.9)
Amortization of Deferred Acquisition Costs	240.9	8.2	172.0	—	—	421.1
Other Segment Items[3]	1,427.5	146.1	321.4	122.0	28.9	2,045.9
Adjusted Benefits and Expenses	$6,151.4	$755.8	$1,442.9	$1,821.0	$221.6	$10,392.7

Adjusted Operating Income (Loss)	$972.6	$134.0	$412.9	$251.9	$(164.3)	$1,607.1

[1]Excludes the impact of non-contemporaneous reinsurance in the Closed Block segment.
[2]Excludes the reserve assumption updates for each reportable segment, except for the Corporate segment, that occurred during the third quarter and the impact of non-contemporaneous reinsurance in the Closed Block segment.

[3]Excludes the amortization of the cost of reinsurance in the Closed Block segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during 2022 was $75.7 million, $14.4 million, $15.0 million, $4.7 million, and $0.6 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

	December 31
	2024	2023
	(in millions of dollars)
Assets
Unum US	$14,981.6	$15,561.1
Unum International	3,291.3	3,372.9
Colonial Life	4,964.2	4,830.4
Closed Block	33,376.0	35,272.8
Corporate	5,346.2	4,218.0
Total Assets	$61,959.3	$63,255.2

We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At December 31, 2024 and 2023 goodwill was $349.1 million and $349.9 million, respectively, with $280.0 million attributable to Unum US in each year, $41.4 million and $42.2 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in each year.

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

See above and Notes 3, 6, and 14 for further discussion regarding the items specified in the reconciliation below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Total Revenue	$12,887.3	$12,385.9	$11,984.1
Excluding:
Net Investment Loss	(34.6)	(36.0)	(15.7)
Adjusted Operating Revenue	$12,921.9	$12,421.9	$11,999.8

Income Before Income Tax	$2,251.3	$1,640.1	$1,750.0
Excluding:
Net Investment Loss	(34.6)	(36.0)	(15.7)
Amortization of the Cost of Reinsurance	(41.4)	(44.1)	(50.3)
Non-Contemporaneous Reinsurance	(25.1)	(34.8)	(34.4)
Reserve Assumption Updates	357.4	(177.2)	243.3
Loss on Legal Settlement	(15.3)	—	—
Adjusted Operating Income	$2,010.3	$1,932.2	$1,607.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 17 - Leases - Continued
Operating lease information is as follows:

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Lease Cost
Operating Lease Cost	$17.3	$16.4	$19.6
Sublease Income	(1.7)	(1.5)	(1.1)
Total Lease Cost	$15.6	$14.9	$18.5

Other Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	$20.7	$20.3	$23.1
Weighted-Average Remaining Lease Term	5 years	5 years	6 years
Weighted-Average Discount Rate	5.19%	4.85%	4.32%

As of December 31, 2024, aggregate undiscounted minimum lease payments and the reconciliation to our lease liability are as follows (in millions of dollars):

2025	$17.4
2026	15.9
2027	13.6
2028	12.4
2029	11.1
2030 and Thereafter	11.1
Total	81.5
Less Imputed Interest	12.1
Lease Liability	$69.4

The right-of-use asset was $45.1 million and $35.8 million at December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 18 - Statutory Financial Information
Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. life insurance companies is reported in conformity with statutory accounting principles prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by applicable domiciliary state laws. The commissioners of the states of domicile have the right to permit other specific practices that may deviate from prescribed practices. In connection with a financial examination of Unum America, which closed at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) concluded that Unum America’s long-term care statutory reserves were deficient by $2,100.0 million as of December 31, 2018, the financial statement date of the examination period. The amount reserves were deficient by changed over time based on changes in assumed reinvestment rates, policyholder inventories, premium rate increase activity, and the underlying growth in the locked in statutory reserve basis as well as updates to other long term actuarial assumptions. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026.

The calculation of the premium deficiency reserve (PDR) reflects specific assumptions set by MBOI and has resulted in a significant margin above Unum America’s best estimate assumptions. As of December 31, 2022, the gross PDR was $2,851 million and Unum America recognized a cumulative gross PDR of $1,191 million, resulting in $1,660 million remaining to be recognized. As of December 31, 2023, the gross PDR was $1,604 million, which was fully recognized by Unum America. As a result, Unum America submitted a withdrawal request to the MBOI for the permitted practice, and the withdrawal request was approved effective December 31, 2024.

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

Unum America cedes blocks of long-term care business to Fairwind, which is an affiliated captive reinsurance subsidiary (captive reinsurer) domiciled in the United States, with Unum Group as the ultimate parent. This captive reinsurer was established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by Unum America.

Fairwind, which is domiciled in the state of Vermont, is required to follow GAAP in accordance with Vermont reporting requirements for pure captive insurance companies, unless the commissioner permits the use of some other basis of accounting. Fairwind has permission from Vermont to follow accounting practices that are generally consistent with current NAIC statutory accounting principles for its insurance reserves and invested assets supporting reserves. All other assets and liabilities are accounted for in accordance with GAAP, as prescribed by Vermont, which includes the full recognition of deferred tax assets which are more likely than not to be realized. Statutory accounting principles have a stricter limitation for the recognition of deferred tax assets. The impact of following the prescribed and permitted practices of Vermont rather than statutory accounting principles prescribed by the NAIC resulted in higher capital and surplus for Fairwind of approximately $334 million and $469 million as of December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 18 - Statutory Financial Information - Continued
The operating results and capital and surplus of our traditional U.S. life insurance subsidiaries and our captive reinsurer, prepared in accordance with prescribed or permitted accounting practices of the NAIC or states of domicile, are presented separately below.

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Combined Net Income (Loss)
Traditional U.S. Life Insurance Subsidiaries	$1,322.4	$1,329.9	$965.4
Captive Reinsurer	$662.2	$(318.3)	$(432.2)

Combined Net Gain (Loss) from Operations, After Tax
Traditional U.S. Life Insurance Subsidiaries	$1,337.0	$1,351.5	$965.4
Captive Reinsurer	$660.3	$(279.4)	$(428.6)

	December 31
	2024	2023
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Life Insurance Subsidiaries	$3,909.7	$3,751.3
Captive Reinsurer	$1,931.6	$1,534.9

U.K. Solvency II, the system of prudential regulation applying in the U.K., prescribes capital requirements and risk management standards for the U.K. insurance industry. As derived from the most recent annual financial statements for December 31, 2023, based on U.K. Solvency II requirements, regulatory net income and eligible own funds available of our U.K. insurance subsidiary, Unum Limited, were £45.7 million and £767.1 million, respectively.

Risk-based capital (RBC) standards for U.S. life insurance companies are prescribed by the NAIC. The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. The total adjusted capital of each of our U.S. insurance subsidiaries at December 31, 2024 is in excess of those RBC levels.

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

Based on the restrictions under current law, approximately $1,383 million is available, without prior approval by regulatory authorities, during 2025 for the payment of dividends to Unum Group from its traditional U.S. life insurance subsidiaries. The ability of our captive insurer to pay dividends to Unum Group will depend on the satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 18 - Statutory Financial Information - Continued
We also have the ability to receive dividends from our foreign subsidiaries, primarily in the U.K., for which the payment may be subject to applicable insurance company regulations and capital guidance. Approximately £140 million is considered distributable from Unum Limited during 2025, subject to local solvency standards and regulatory approval.

Deposits

At December 31, 2024 and 2023, our U.S. life insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $119.3 million and $119.1 million, respectively, held for the protection of policyholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2024.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2024, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2024, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Unum Group

Opinion on Internal Control Over Financial Reporting

We have audited Unum Group and Subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unum Group and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 27, 2025

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors" in our definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Board and Committee Governance", sub-caption "Codes of Conduct and Ethics", in our definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Board and Committee Governance", sub-caption "Committees of the Board", in our definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the procedures by which our shareholders may recommend nominees to our board of directors is included under the caption "Corporate Governance", sub-caption "Process for Selecting and Nominating Directors", in our definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and open market purchases by the Company, which we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. A copy of our Insider Trading Policy is filed with this report as Exhibit 19.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation and compensation committee matters is included under the caption "Director Compensation", under the caption "Board and Committee Governance", sub-caption "Compensation Committee Interlocks and Insider Participation" and sub-captions "The Board's Role in Risk Oversight" and "Compensation Risk", and under the captions "Compensation Discussion and Analysis", "Compensation Committee Report", "Compensation Tables", "Post-Employment Compensation", "CEO Pay Ratio", and "Pay Versus Performance" in our definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions "Ownership of Company Securities", including sub-caption "Security Ownership of Certain Shareholders", in our definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to equity compensation plan information is included under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to director independence and transactions with related persons is included under the caption "Corporate Governance", sub-caption "Director Independence", and under the caption "Board and Committee Governance", sub-caption "Related Party Transactions and Policy", in our definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2024 and 2023 and our audit committee's pre-approval policies and procedures are included under the caption "Items to Be Voted On", sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services", in our definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
as of December 31, 2024
Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount shown on the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$544.6	$530.5	$530.5
States, Municipalities, and Political Subdivisions	3,795.6	3,291.4	3,291.4
Foreign Governments	912.1	768.1	768.1
Public Utilities	5,525.0	5,292.9	5,292.9
Mortgage/Asset-Backed Securities(2)	949.4	917.2	917.2
All Other Corporate Bonds	26,535.2	24,822.2	24,822.2
Redeemable Preferred Stocks	8.0	7.6	7.6
Total Fixed Maturity Securities	38,269.9	$35,629.9	35,629.9

Mortgage Loans	2,240.6		2,224.5
Policy Loans	3,617.2		3,617.2
Other Long-term Investments
Derivatives(3)	—		90.9
Perpetual Preferred and Equity Securities(4)	20.5		24.5
Private Equity Partnerships(4)	1,215.7		1,450.6
Miscellaneous Long-term Investments	128.4		128.4
Short-term Investments	2,540.3		2,540.3

Total Investments	$48,032.6		$45,706.3

(1)The amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, write-downs from declines in fair value, amortization of premiums, and/or accretion of discounts. The amortized cost for these investments does not include allowance for credit losses.

(2)Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types.

(3)Derivatives are carried at fair value.

(4)The difference between amortized cost and carrying value for private equity partnerships and perpetual preferred and equity securities primarily results from changes in the partnership owner's equity and the security's market valuation since acquisition, respectively.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2024	2023
	(in millions of dollars)
Assets
Fixed Maturity Securities - at fair value (amortized cost: $545.0; $656.2)	$497.4	$596.1
Other Long-term Investments	32.7	27.0
Short-term Investments	1,397.5	970.9
Investment in Subsidiaries	12,982.0	11,663.6
Deferred Income Tax	122.5	118.1
Other Assets	620.0	593.6
Total Assets	$15,652.1	$13,969.3

Liabilities and Stockholders' Equity

Liabilities
Short-term Debt	$274.6	$—
Long-term Debt	3,465.2	3,430.4
Pension and Postretirement Benefits	341.9	350.2
Other Liabilities	609.3	537.3
Total Liabilities	4,691.0	4,317.9

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 195,460,723 and 194,588,625 shares	19.5	19.4
Additional Paid-in Capital	1,489.6	1,547.8
Accumulated Other Comprehensive Loss	(2,523.7)	(3,308.0)
Retained Earnings	12,914.0	11,431.5
Treasury Stock - at cost: 16,871,752 and 1,216,528 shares	(938.3)	(39.3)
Total Stockholders' Equity	10,961.1	9,651.4

Total Liabilities and Stockholders' Equity	$15,652.1	$13,969.3

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Cash Dividends from Subsidiaries	$1,378.7	$1,581.1	$1,306.6
Non-Cash Dividends from Subsidiaries	33.0	—	23.0
Other Income	100.5	90.3	81.8
Total Revenue	1,512.2	1,671.4	1,411.4

Interest and Debt Expense	201.1	194.8	188.5
Cost Related to Early Retirement of Debt	—	—	4.2
Other Expenses	70.8	54.2	35.6
Total Expenses	271.9	249.0	228.3

Income of Parent Company Before Income Tax	1,240.3	1,422.4	1,183.1
Income Tax Expense (Benefit)	(33.7)	(9.5)	14.7

Income of Parent Company	1,274.0	1,431.9	1,168.4
Equity in Undistributed Earnings (Loss) of Subsidiaries	505.1	(148.1)	238.8

Net Income	1,779.1	1,283.8	1,407.2

Other Comprehensive Income, Net of Tax	784.3	140.3	1,716.3

Comprehensive Income	$2,563.4	$1,424.1	$3,123.5

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2024	2023	2022
	(in millions of dollars)
Cash Provided by Operating Activities	$1,358.2	$1,548.0	$1,250.2

Cash Flows from Investing Activities
Proceeds from Sales and Maturities of Fixed Maturity Securities	378.0	97.1	192.1
Proceeds from Sales and Maturities of Other Investments	25.1	23.9	7.4
Purchase of Fixed Maturity Securities	(3.0)	(44.5)	(102.7)
Purchase of Other Investments	(16.1)	(23.4)	(32.0)
Net Purchases of Short-term Investments	(375.4)	(104.4)	(209.6)
Cash Distributions to Subsidiaries	(40.2)	(854.5)	(540.2)
Net Purchases of Property and Equipment	(91.1)	(113.1)	(94.0)
Cash Used by Investing Activities	(122.7)	(1,018.9)	(779.0)

Cash Flows from Financing Activities
Short-term Debt Repayment	—	(2.0)	—
Issuance of Long-term Debt	391.6	—	349.2
Long-term Debt Repayment	(350.0)	—	(364.0)
Cost Related to Early Retirement of Debt	—	—	(3.6)
Issuance of Common Stock	6.0	5.2	4.0
Repurchase of Common Stock	(972.9)	(250.1)	(200.1)
Dividends Paid to Stockholders	(296.5)	(277.1)	(254.2)
Other, Net	(9.9)	—	0.7
Cash Used by Financing Activities	(1,231.7)	(524.0)	(468.0)

Increase in Cash	$3.8	$5.1	$3.2

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholders' Account Balances	Unearned Premiums
	(in millions of dollars)
December 31, 2024

Unum US	$1,260.6	$8,669.7	$675.7	$51.7
Unum International	53.0	2,163.0	—	165.5
Colonial Life	1,529.2	1,904.2	862.5	45.4
Closed Block	—	24,069.5	4,095.5	121.4
Total	$2,842.8	$36,806.4	$5,633.7	$384.0

December 31, 2023

Unum US	$1,232.2	$9,419.1	$678.1	$54.6
Unum International	46.9	2,305.3	—	151.4
Colonial Life	1,435.4	1,997.8	869.8	44.5
Closed Block	—	26,287.2	4,119.8	129.7
Total	$2,714.5	$40,009.4	$5,667.7	$380.2

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Unum Group and Subsidiaries

Segment	Premium Income	Net Investment Income[1]	Policy Benefits Including Remeasurement Loss or Gain[2]	Amortization of Deferred Acquisition Costs	All Other Expenses[3]	Premiums Written[4]
	(in millions of dollars)
December 31, 2024

Unum US	$6,883.2	$632.2	$3,864.7	$292.5	$2,011.3	$4,834.0
Unum International	949.5	128.8	656.7	9.5	263.4	581.6
Colonial Life	1,783.9	161.5	804.7	219.0	413.0	1,247.4
Closed Block	880.8	1,148.9	1,591.8	—	243.0	868.1
Corporate	—	58.6	—	—	266.4	—
Total	$10,497.4	$2,130.0	$6,917.9	$521.0	$3,197.1

December 31, 2023

Unum US	$6,579.2	$639.9	$3,808.5	$267.6	$1,879.2	$4,634.3
Unum International	825.2	137.2	579.8	8.4	235.6	544.4
Colonial Life	1,726.1	153.5	798.1	205.4	396.5	1,221.8
Closed Block	915.5	1,066.3	2,070.7	—	246.5	904.2
Corporate	—	99.8	—	—	249.5	—
Total	$10,046.0	$2,096.7	$7,257.1	$481.4	$3,007.3

December 31, 2022

Unum US	$6,251.4	$676.3	$3,970.9	$240.9	$1,768.8	$4,335.7
Unum International	718.8	170.1	549.6	8.2	190.4	504.1
Colonial Life	1,702.0	152.7	826.1	172.0	389.6	1,221.8
Closed Block	944.3	1,070.6	1,648.0	—	248.0	936.8
Corporate	—	52.5	—	—	221.6	—
Total	$9,616.5	$2,122.2	$6,994.6	$421.1	$2,818.4

1 Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

2 Included in policy benefits including remeasurement loss or gain were the following:

•In 2024, reserve assumption updates resulting in a net decrease in policy benefits including remeasurement gain or loss in the Unum US, Colonial Life and Closed Block segments of $143.6 million, $46.0 million, $175.3 million, respectively and a net increase in policy benefits including remeasurement gain or loss in the Unum International segment of $7.5 million.
•In 2023, reserve assumption updates resulting in a net decrease in policy benefits including remeasurement gain or loss in the Unum US and Colonial Life segments of $128.8 million and $80.7 million respectively and a net increase in policy benefits including remeasurement gain or loss in the Unum International and Closed Block segments of $17.9 million, and $368.8 million, respectively.
•In 2022, reserve assumption updates resulting in a net decrease in policy benefits including remeasurement gain or loss in the Unum US, Unum International, Colonial Life, and Closed Block segments of $170.8 million, $7.6 million, and $55.2 million, and $9.7 million respectively.
•In 2024, 2023, and 2022 the impact of non-contemporaneous reinsurance of $25.1 million, $34.8 million, and $34.4 million respectively, in the Closed Block segment.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Unum Group and Subsidiaries

3 Includes commissions, interest and debt expense, deferral of acquisition costs, compensation expense, and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics. Also included in all other expenses were the following:
•In 2024, 2023 and 2022 the amortization of the cost of reinsurance of $41.4 million, $44.1 million, and $50.3 million respectively, in the Closed Block segment.
•In 2024, we incurred a loss on legal settlement of $15.3 million for the settlement of an employment-related matter, in the Corporate segment.

4 Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2024

Life Insurance in Force	$1,162,098.7	$24,373.3	$1,009.8	$1,138,735.2	0.1%

Premium Income:
Life Insurance	$3,011.1	$159.0	$5.1	$2,857.2	0.2%
Accident, Health, and Other Insurance	7,721.0	145.5	64.7	7,640.2	0.8%
Total	$10,732.1	$304.5	$69.8	$10,497.4	0.7%

Year Ended December 31, 2023

Life Insurance in Force	$1,079,042.5	$21,210.7	$921.6	$1,058,753.4	0.1%

Premium Income:
Life Insurance	$2,799.0	$157.5	$6.0	$2,647.5	0.2%
Accident, Health, and Other Insurance	7,487.8	163.7	74.4	7,398.5	1.0%
Total	$10,286.8	$321.2	$80.4	$10,046.0	0.8%

Year Ended December 31, 2022

Life Insurance in Force	$1,057,312.2	$35,773.9	$931.9	$1,022,470.2	0.1%

Premium Income:
Life Insurance	$2,704.3	$155.1	$6.5	$2,555.7	0.3%
Accident, Health, and Other Insurance	7,189.3	200.7	72.2	7,060.8	1.0%
Total	$9,893.6	$355.8	$78.7	$9,616.5	0.8%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions[1]	Balance at End of Year
	(in millions of dollars)
Year Ended December 31, 2024

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$29.5	$8.0	$10.7	$26.8

Allowance for expected credit losses (deducted from reinsurance recoverable)	$1.7	$0.3	$0.5	$1.5

Year Ended December 31, 2023

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$32.5	$11.3	$14.3	$29.5

Allowance for expected credit losses (deducted from reinsurance recoverable)	$1.7	$0.1	$0.1	$1.7

Year Ended December 31, 2022

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$34.2	$10.8	$12.5	$32.5

Allowance for expected credit losses (deducted from reinsurance recoverable)	$2.3	$—	$0.6	$1.7

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

(3.1)	Restated Certificate of Incorporation of Unum Group, effective May 28, 2024 (incorporated by reference to Exhibit 3.1 of Unum Group's Form 10-Q filed on July 31, 2024).

(3.2)	Amended and Restated Bylaws of Unum Group, as amended effective March 4, 2023 (incorporated by reference to Exhibit 3.1 of Unum Group's Form 8-K filed on March 7, 2023).

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

(4.8)	Form of 6.250% Junior Subordinated Notes due 2058 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on May 29, 2018).

(4.9)	Form of 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on June 13, 2019).

(4.10)	Form of 4.500% Senior Notes due 2049 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on September 11, 2019).

(4.11)	Form of 4.125% Senior Notes due 2051 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on June 14, 2021).

(4.12)	Form of 6.000% Senior Notes due 2054 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on June 10, 2024).

(4.13)	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

(10.2)	Form of Change in Control Severance Agreement, effective April 25, 2011 (incorporated by reference to Exhibit 10.3 of Unum Group's Form 10-K for the fiscal year ended December 31, 2014). *

(10.3)	Form of Change in Control Severance Agreement, effective January 1, 2015 (incorporated by reference to Exhibit 10.4 of Unum Group's Form 10-K for the fiscal year ended December 31, 2014). *

(10.4)	Form of Change in Control Severance Agreement, effective August 14, 2018 (incorporated by reference to Exhibit 10.5 of Unum Group's Form 10-K for the fiscal year ended December 31, 2018). *

(10.5)
Unum Group Supplemental Pension Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.6 of Unum Group's Form 10-K for the fiscal year ended December 31, 2013). *

(10.6)
First Amendment to the Unum Group Supplemental Pension Plan, effective as of June 17, 2013 (incorporated by reference to Exhibit 10.7 of Unum Group's Form 10-K for the fiscal year ended December 31, 2013). *

(10.7)
Second Amendment to the Unum Group Supplemental Pension Plan, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.8 of Unum Group's Form 10-K for the fiscal year ended December 31, 2013). *

(10.8)
Third Amendment to the Unum Group Supplemental Pension Plan, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.8 of Unum Group's Form 10-K for the fiscal year ended December 31, 2015). *

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

(10.11)
Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004, as amended (incorporated by reference to Exhibit 10.19 of Unum Group's Form 10-K for the fiscal year ended December 31, 2008). *

(10.12)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 3, 2005).

(10.13)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of our Form 8‑K filed on October 3, 2005).

(10.14)	Unum Group Stock Incentive Plan of 2007, as amended (incorporated by reference to Exhibit 10.26 of Unum Group's Form 10-K for the fiscal year ended December 31, 2008). *

(10.15)	Severance Pay Plan for Executive Vice Presidents (EVPs) (incorporated by reference to Exhibit 10.15 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2019). *

(10.16)	Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Appendix A of Unum Group's Definitive Proxy Statement on Schedule 14A filed on April 12, 2012). *

(10.17)
Unum Group Non-Qualified Defined Contribution Retirement Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.31 of Unum Group's Form 10-K for the fiscal year ended December 31, 2013). *

(10.18)
First Amendment to Unum Group Non-Qualified Defined Contribution Retirement Plan, effective as of January 1, 2019. (incorporated by reference to exhibit 10.19 of Unum Group's Form 10-K filed on February 17, 2021). *

(10.19)
Second Amendment to Unum Group Non-Qualified Defined Contribution Retirement Plan, effective as of January 1, 2020 (incorporated by reference to Exhibit 10.20 to Unum Group's Form 10-K filed on February 17, 2021). *

(10.20)
Second Amended and Restated Credit Agreement, dated as of April 15, 2022, among Unum Group, Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, and Colonial Life & Accident Insurance Company, as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, Fronting Bank and Swingline Lender (incorporated by reference to Exhibit 10.1 of Unum Group's Form 8-K filed on April 21, 2022).

(10.21)
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 30, 2023, among Unum Group, Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, and Colonial Life & Accident Insurance Company, as Borrowers, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.21 of Unum Group's Form 10-K for the fiscal year ended December 31, 2023).

(10.22)	Letter Agreement with Richard P. McKenney, dated January 30, 2015 (incorporated by reference to Exhibit 10.1 of Unum Group's Form 8-K filed on February 3, 2015). *

(10.23)	Severance Agreement between Unum Group and Richard P. McKenney, dated effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on February 3, 2015). *

(10.24)	Amended and Restated Aircraft Time-Sharing Agreement between Unum Group and Richard P. McKenney, dated March 8, 2018, as supplemented by Supplement No. 4 dated as of February 6, 2025. *

(10.25)	Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit A of Unum Group's definitive proxy statement on Schedule 14A filed on April 13, 2017). *

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

(10.35)	Unum Group 2022 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Unum Group’s Registration Statement on Form S-8 (Registration No. 333-265246) filed on May 26, 2022). *

(10.36)
Form of Restricted Stock Unit Agreement with Non-Employee Director for awards under the Unum Group 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Unum Group's Form 10-Q filed on August 3, 2022). *

(10.37)	Form of Restricted Stock Unit Agreement with Executive in U.S. (incorporated by reference to Exhibit 10.45 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.38)	Form of Restricted Stock Unit Agreement with Executive in U.K. (incorporated by reference to Exhibit 10.46 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.39)	Form of Cash Incentive Unit Agreement (for employee in the U.S.) (incorporated by reference to Exhibit 10.47 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.40)	Form of Cash Incentive Unit Agreement (for employee in the U.K.) (incorporated by reference to Exhibit 10.48 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.41)
Form of Restricted Stock Unit Agreement with U.S. Executive - No Retirement Vesting (incorporated by reference to Exhibit 10.45 of Unum Group's Form 10-K for the fiscal year ended December 31, 2023). *

(10.42)	Form of Restricted Stock Unit Agreement with U.K. Executive - No Retirement Vesting (incorporated by reference to Exhibit 10.1 to Unum Group's Form 10-Q filed on May 1, 2024). *

(10.43)	Form of Restricted Stock Unit Agreement with Executive in U.S. *

(10.44)	Form of Restricted Stock Unit Agreement with Executive in U.K. *

(10.45)	Form of Cash Incentive Unit Agreement (for employee in the U.S.). *

(10.46)	Form of Cash Incentive Unit Agreement (for employee in the U.K.). *

(19)	Unum Group Insider Trading Policy.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)
Unum Group Rule 10D-1 Compensation Recovery (Clawback) Policy, effective November 30, 2023 (incorporated by reference to Exhibit 97 of Unum Group's Form 10-K for the fiscal year ended December 31, 2023).

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

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

Unum Group
(Registrant)
By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date:	February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard P. McKenney	President and Chief Executive Officer	February 27, 2025
Richard P. McKenney	and a Director (principal executive officer)

/s/ Steven A. Zabel	Executive Vice President, Chief Financial Officer	February 27, 2025
Steven A. Zabel	(principal financial officer)

/s/ Walter L. Rice, Jr.	Senior Vice President, Chief Accounting Officer	February 27, 2025
Walter L. Rice, Jr.	(principal accounting officer)

Name	Title	Date

*	Director	February 27, 2025
Theodore H. Bunting, Jr.

*	Director	February 27, 2025
Susan L. Cross

*	Director	February 27, 2025
Susan D. DeVore

*	Director	February 27, 2025
Joseph J. Echevarria

*	Director	February 27, 2025
Cynthia L. Egan

*	Director	February 27, 2025
Kevin T. Kabat

*	Director	February 27, 2025
Timothy F. Keaney

*	Director	February 27, 2025
Gale V. King

*	Director	February 27, 2025
Gloria C. Larson

*	Director	February 27, 2025
Mojgan M. Lefebvre

*	Director	February 27, 2025
Ronald P. O'Hanley

* By: /s/ J. Paul Jullienne		February 27, 2025
J. Paul Jullienne
Attorney-in-Fact