Form 10-Q
period 2025-03-31
Unum Group
filed 2025-04-30
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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

174,361,903 shares of the registrant's common stock were outstanding as of April 28, 2025.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	March 31	December 31
	2025	2024
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $37,860.2; $38,269.9; allowance for credit losses of $3.8; $2.8)	$35,751.4	$35,629.9
Mortgage Loans (net of allowance for credit losses of $16.6; $16.1)	2,187.7	2,224.5
Policy Loans	3,636.4	3,617.2
Other Long-term Investments	1,689.8	1,694.4
Short-term Investments	2,965.3	2,540.3
Total Investments	46,230.6	45,706.3

Other Assets
Cash and Bank Deposits	237.7	162.8
Accounts and Premiums Receivable (net of allowance for credit losses of $27.0; $26.8)	1,557.1	1,459.0
Reinsurance Recoverable (net of allowance for credit losses of $1.5; $1.5)	8,121.9	8,296.4
Accrued Investment Income	622.9	649.8
Deferred Acquisition Costs	2,893.2	2,842.8
Goodwill	350.6	349.1
Property and Equipment	496.3	487.6
Deferred Income Tax	314.8	369.7
Other Assets	1,634.7	1,635.8

Total Assets	$62,459.8	$61,959.3

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2025	2024
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$37,030.7	$36,806.4
Policyholders' Account Balances	5,620.8	5,633.7
Unearned Premiums	475.6	384.0
Other Policyholders’ Funds	1,522.8	1,526.7
Income Tax Payable	302.3	226.5
Deferred Income Tax	32.8	31.0
Short-term Debt	274.6	274.6
Long-term Debt	3,467.0	3,465.2
Other Liabilities	2,519.2	2,650.1

Total Liabilities	51,245.8	50,998.2

Commitments and Contingent Liabilities - Note 13

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 195,954,270 and 195,460,723 shares	19.5	19.5
Additional Paid-in Capital	1,568.7	1,489.6
Accumulated Other Comprehensive Loss	(2,178.8)	(2,523.7)
Retained Earnings	13,025.8	12,914.0
Treasury Stock - at cost: 20,127,386 and 16,871,752 shares	(1,221.2)	(938.3)

Total Stockholders' Equity	11,214.0	10,961.1

Total Liabilities and Stockholders' Equity	$62,459.8	$61,959.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2025	2024
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,702.9	$2,610.3
Net Investment Income	513.2	513.5
Net Investment Loss	(206.8)	(1.2)
Other Income	82.3	77.7
Total Revenue	3,091.6	3,200.3

Benefits and Expenses
Policy Benefits	1,960.3	1,893.0
Policy Benefits - Remeasurement Gain	(89.3)	(107.7)
Commissions	343.2	313.6
Interest and Debt Expense	52.0	49.5
Deferral of Acquisition Costs	(172.6)	(166.9)
Amortization of Deferred Acquisition Costs	125.4	126.2
Compensation Expense	310.4	305.8
Other Expenses	318.6	291.1
Total Benefits and Expenses	2,848.0	2,704.6

Income Before Income Tax	243.6	495.7

Income Tax Expense (Benefit)
Current	80.4	87.3
Deferred	(25.9)	13.2
Total Income Tax Expense	54.5	100.5

Net Income	$189.1	$395.2

Net Income Per Common Share
Basic	$1.06	$2.05
Assuming Dilution	$1.06	$2.04

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2025	2024
	(in millions of dollars)
Net Income	$189.1	$395.2

Other Comprehensive Income
Change in Net Unrealized Loss on Securities (net of tax expense (benefit) of $110.2; $(119.2))	422.0	(441.7)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense (benefit) of $(42.6); $234.1)	(166.3)	873.7
Change in Net Loss on Derivatives (net of tax expense (benefit) of $11.7; $(14.1))	45.5	(53.3)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $(0.2); $0.3)	42.3	(11.5)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(0.2); $9.4)	1.4	0.8
Total Other Comprehensive Income	344.9	368.0

Comprehensive Income	$534.0	$763.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2025	2024
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$19.5	$19.4
Common Stock Activity	—	0.1
Balance at End of Period	19.5	19.5

Additional Paid-in Capital
Balance at Beginning of Year	1,489.6	1,547.8
Repurchase of Common Stock	80.3	—
Other Common Stock Activity	(1.2)	0.4
Balance at End of Period	1,568.7	1,548.2

Accumulated Other Comprehensive Loss
Balance at Beginning of Year	(2,523.7)	(3,308.0)
Other Comprehensive Income	344.9	368.0
Balance at End of Period	(2,178.8)	(2,940.0)

Retained Earnings
Balance at Beginning of Year	12,914.0	11,431.5
Net Income	189.1	395.2
Dividends to Stockholders (per common share: $0.420; $0.365)	(77.3)	(72.6)
Balance at End of Period	13,025.8	11,754.1

Treasury Stock
Balance at Beginning of Year	(938.3)	(39.3)
Repurchase of Common Stock	(282.9)	(123.0)
Balance at End of Period	(1,221.2)	(162.3)

Total Stockholders' Equity at End of Period	$11,214.0	$10,219.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2025	2024
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$189.1	$395.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	202.4	103.5
Change in Deferred Acquisition Costs	(47.2)	(40.7)
Change in Insurance Liabilities	(59.6)	(112.3)
Change in Income Taxes	53.3	107.2
Change in Other Accrued Liabilities	(203.5)	(144.8)
Non-cash Components of Net Investment Income	(18.3)	(76.6)
Net Investment Loss	206.8	1.2
Depreciation	30.0	30.1
Amortization of the Cost of Reinsurance	9.6	10.4
Other, Net	(9.0)	25.1
Net Cash Provided by Operating Activities	353.6	298.3

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	255.4	190.1
Proceeds from Maturities of Fixed Maturity Securities	467.0	396.7
Proceeds from Sales and Maturities of Other Investments	131.8	48.5
Purchases of Fixed Maturity Securities	(416.8)	(575.0)
Purchases of Other Investments	(98.8)	(59.6)
Net Sales and Maturities (Purchases) of Short-term Investments	(391.4)	25.7
Net Increase in Payables for Collateral on Investments	76.5	19.6
Net Purchases of Property and Equipment	(35.8)	(28.3)
Net Cash Provided (Used) by Investing Activities	(12.1)	17.7

Cash Flows from Financing Activities
Issuance of Common Stock	1.4	1.3
Repurchase of Common Stock	(200.5)	(121.9)
Dividends Paid to Stockholders	(77.1)	(72.5)
Proceeds from Policyholders' Account Deposits	32.3	34.5
Payments for Policyholders' Account Withdrawals	(22.7)	(23.9)
Other, Net	—	(0.4)
Net Cash Used by Financing Activities	(266.6)	(182.9)

Net Increase in Cash and Bank Deposits	74.9	133.1

Cash and Bank Deposits at Beginning of Year	162.8	146.0

Cash and Bank Deposits at End of Period	$237.7	$279.1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2025
Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2024.

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

The amendments in this update were applied retrospectively in the annual period ended as of December 31, 2024 and interim periods beginning January 1, 2025. The adoption of this update modified our disclosures but did not have an impact on our financial position or results of operations.

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
Unum Group and Subsidiaries
March 31, 2025
Note 2 - Accounting Developments - Continued
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
March 31, 2025
Note 3 - Fair Value of Financial Instruments
Fair Value Measurements for Financial Instruments Carried at Fair Value

We report fixed maturity securities, which are classified as available-for-sale securities, derivative financial instruments, and unrestricted equity securities at fair value in our consolidated balance sheets. We report our investments in private equity partnerships at our share of the partnerships' net asset value (NAV) per share or its equivalent as a practical expedient for fair value.

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 3 - Fair Value of Financial Instruments - Continued
pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether it is a bid or market quote. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2025, we have applied valuation approaches and techniques on a consistent basis to similar assets and liabilities and consistent with those approaches and techniques used at year end 2024.

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
March 31, 2025
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
Unum Group and Subsidiaries
March 31, 2025
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
March 31, 2025
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

At March 31, 2025, approximately 22.5 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 77.5 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•60.9 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•15.7 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•0.9 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of March 31, 2025 or December 31, 2024.

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
March 31, 2025
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		March 31, 2025
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$229.0	Not redeemable	$116.2
		56.6	Quarterly / 90 days notice	7.2
Total Private Credit		285.6		123.4

Private Equity	(b)	602.3	Not redeemable	407.1
		37.4	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	10.5
Total Private Equity		639.7		417.6

Real Assets	(c)	474.1	Not redeemable	236.1
		35.9	Quarterly / 90 days notice	—
Total Real Assets		510.0		236.1

Total Partnerships		$1,435.3		$777.1

		December 31, 2024
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$236.9	Not redeemable	$118.9
		52.3	Quarterly / 90 days notice	10.3
Total Private Credit		289.2		129.2

Private Equity	(b)	604.1	Not redeemable	398.2
		36.1	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	11.0
Total Private Equity		640.2		409.2

Real Assets	(c)	486.6	Not redeemable	230.1
		34.6	Quarterly / 90 days notice	—
Total Real Assets		521.2		230.1

Total Partnerships		$1,450.6		$768.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 3 - Fair Value of Financial Instruments - Continued
(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of March 31, 2025, the estimated remaining life of the investments that do not allow for redemptions is approximately 75 percent in the next 3 years, 16 percent during the period from 3 to 5 years, and 9 percent during the period from 5 to 10 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of March 31, 2025, the estimated remaining life of the investments that do not allow for redemptions is approximately 34 percent in the next 3 years, 28 percent during the period from 3 to 5 years, 37 percent during the period from 5 to 10 years, and 1 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of March 31, 2025, the estimated remaining life of the investments that do not allow for redemptions is approximately 48 percent in the next 3 years, 27 percent during the period from 3 to 5 years, and 25 percent during the period from 5 to 10 years.

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
March 31, 2025
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	March 31, 2025
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$78.8	$454.9	$—	$—	$533.7
States, Municipalities, and Political Subdivisions	—	3,257.8	—	—	3,257.8
Foreign Governments	—	810.3	—	—	810.3
Public Utilities	501.8	4,785.4	—	—	5,287.2
Mortgage/Asset-Backed Securities	—	883.6	77.2	—	960.8
All Other Corporate Bonds	7,482.6	17,379.0	32.3	—	24,893.9
Redeemable Preferred Stocks	—	7.7	—	—	7.7
Total Fixed Maturity Securities	8,063.2	27,578.7	109.5	—	35,751.4

Other Long-term Investments
Derivatives
Forwards	—	13.2	—	—	13.2
Foreign Currency Interest Rate Swaps	—	76.9	—	—	76.9
Total Return Swaps	—	0.3	—	—	0.3
Embedded Derivative in Modified Coinsurance Arrangement	—	—	9.6	—	9.6
Total Derivatives	—	90.4	9.6	—	100.0
Perpetual Preferred and Equity Securities	—	0.1	26.8	—	26.9
Private Equity Partnerships	—	—	—	1,435.3	1,435.3
Total Other Long-term Investments	—	90.5	36.4	1,435.3	1,562.2
Total Financial Instrument Assets Carried at Fair Value	$8,063.2	$27,669.2	$145.9	$1,435.3	$37,313.6

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$186.9	$—	$—	$186.9
Foreign Currency Interest Rate Swaps	—	30.0	—	—	30.0
Total Return Swaps	—	3.5	—	—	3.5
Total Derivatives	—	220.4	—	—	220.4
Total Financial Instrument Liabilities Carried at Fair Value	$—	$220.4	$—	$—	$220.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 3 - Fair Value of Financial Instruments - Continued

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$77.9	$452.6	$—	$—	$530.5
States, Municipalities, and Political Subdivisions	—	3,291.4	—	—	3,291.4
Foreign Governments	—	768.1	—	—	768.1
Public Utilities	174.5	5,118.4	—	—	5,292.9
Mortgage/Asset-Backed Securities	—	843.7	73.5	—	917.2
All Other Corporate Bonds	3,928.1	20,822.6	71.5	—	24,822.2
Redeemable Preferred Stocks	—	7.6	—	—	7.6
Total Fixed Maturity Securities	4,180.5	31,304.4	145.0	—	35,629.9

Other Long-term Investments
Derivatives
Forwards	—	6.5	—	—	6.5
Foreign Currency Interest Rate Swaps	—	72.9	—	—	72.9
Embedded Derivative in Modified Coinsurance Arrangement	—	—	11.5	—	11.5
Total Derivatives	—	79.4	11.5	—	90.9
Perpetual Preferred and Equity Securities	—	0.1	24.4	—	24.5
Private Equity Partnerships	—	—	—	1,450.6	1,450.6
Total Other Long-term Investments	—	79.5	35.9	1,450.6	1,566.0
Total Financial Instrument Assets Carried at Fair Value	$4,180.5	$31,383.9	$180.9	$1,450.6	$37,195.9

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$223.2	$—	$—	$223.2
Foreign Currency Interest Rate Swaps	—	32.5	—	—	32.5
Total Derivatives	—	255.7	—	—	255.7
Total Financial Instrument Liabilities Carried at Fair Value	$—	$255.7	$—	$—	$255.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 3 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2025
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in			Sales/Maturities	Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases		Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$(1.5)	$1.6	$—	$(12.3)	$12.2	$—	$—	$—	$—
Mortgage/Asset-Backed Securities	73.5	—	(0.6)	4.8	(0.5)	—	—	77.2	(0.6)	—
All Other Corporate Bonds	71.5	(6.2)	(8.3)	—	(70.3)	83.8	(38.2)	32.3	(8.3)	—
Total Fixed Maturity Securities	145.0	(7.7)	(7.3)	4.8	(83.1)	96.0	(38.2)	109.5	(8.9)	—

Perpetual Preferred and Equity Securities	24.4	0.7	—	1.7	—	—	—	26.8	—	0.7
Embedded Derivative in Modified Coinsurance Arrangement	11.5	(1.9)	—	—	—	—	—	9.6	—	(1.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
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
March 31, 2025
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

	March 31, 2025
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$15.7	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.00% - 5.00% / 5.00% Priced at Par Value
Perpetual Preferred and Equity Securities	26.8	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	9.6	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions (0.15)%

	December 31, 2024
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$16.3	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.00% - 5.00% / 5.00% Priced at Par Value
Mortgage-Backed Securities/Asset-Backed Securities	21.2	Market Approach	Market Convention	(b)	Priced at Par Value
Perpetual Preferred and Equity Securities	24.4	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	11.5	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions (0.23)%

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
March 31, 2025
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,326.6 million and $3,313.6 million as of March 31, 2025 and December 31, 2024, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
March 31, 2025
Note 3 - Fair Value of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	March 31, 2025
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$1,992.4	$—	$1,992.4	$2,187.7
Policy Loans	—	—	3,698.1	3,698.1	3,636.4
Other Long-term Investments
Miscellaneous Long-term Investments	—	30.9	0.2	31.1	31.1
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,023.3	$3,698.3	$5,721.6	$5,855.2

Liabilities
Long-term Debt	$2,897.0	$442.7	$—	$3,339.7	$3,467.0
Other Liabilities
Unfunded Commitments	—	0.2	—	0.2	0.2
Payable for Collateral on FHLB Funding Agreements	—	420.4	—	420.4	420.4
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,897.0	$863.3	$—	$3,760.3	$3,887.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 3 - Fair Value of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 4 - Investments
Fixed Maturity Securities

At March 31, 2025 and December 31, 2024, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	March 31, 2025
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$537.4	$—	$16.9	$20.6	$533.7
States, Municipalities, and Political Subdivisions	3,682.7	—	73.8	498.7	3,257.8
Foreign Governments	960.7	—	13.7	164.1	810.3
Public Utilities	5,442.0	—	167.5	322.3	5,287.2
Mortgage/Asset-Backed Securities[2]	980.1	—	5.5	24.8	960.8
All Other Corporate Bonds	26,249.3	3.8	518.7	1,870.3	24,893.9
Redeemable Preferred Stocks	8.0	—	—	0.3	7.7
Total Fixed Maturity Securities	$37,860.2	$3.8	$796.1	$2,901.1	$35,751.4

	December 31, 2024
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$544.6	$—	$13.9	$28.0	$530.5
States, Municipalities, and Political Subdivisions	3,795.6	—	65.5	569.7	3,291.4
Foreign Governments	912.1	—	9.5	153.5	768.1
Public Utilities	5,525.0	—	132.3	364.4	5,292.9
Mortgage/Asset-Backed Securities[2]	949.4	—	5.0	37.2	917.2
All Other Corporate Bonds	26,535.2	2.8	450.6	2,160.8	24,822.2
Redeemable Preferred Stocks	8.0	—	—	0.4	7.6
Total Fixed Maturity Securities	$38,269.9	$2.8	$676.8	$3,314.0	$35,629.9

1Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2025
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$46.0	$2.1	$203.8	$18.5
States, Municipalities, and Political Subdivisions	261.4	11.0	1,847.0	487.7
Foreign Governments	166.5	10.6	276.8	153.5
Public Utilities	928.1	39.4	1,492.5	282.9
Mortgage/Asset-Backed Securities[1]	233.3	3.0	285.8	21.8
All Other Corporate Bonds	4,207.0	144.4	11,255.3	1,725.9
Redeemable Preferred Stocks	4.0	—	3.8	0.3
Total Fixed Maturity Securities	$5,846.3	$210.5	$15,365.0	$2,690.6

	December 31, 2024
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$43.7	$4.1	$201.3	$23.9
States, Municipalities, and Political Subdivisions	425.8	15.3	1,926.2	554.4
Foreign Governments	171.9	10.6	266.3	142.9
Public Utilities	1,281.7	48.4	1,549.5	316.0
Mortgage/Asset-Backed Securities[1]	199.9	8.9	285.9	28.3
All Other Corporate Bonds	4,904.4	182.5	12,209.3	1,978.3
Redeemable Preferred Stocks	3.9	0.1	3.7	0.3
Total Fixed Maturity Securities	$7,031.3	$269.9	$16,442.2	$3,044.1

1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 4 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	March 31, 2025
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,574.7	$5.9	$559.5	$5.6	$1,015.5
Over 1 year through 5 years	7,703.6	152.3	3,233.8	164.5	4,457.6
Over 5 years through 10 years	8,069.3	257.7	3,799.4	478.5	4,049.1
Over 10 years	19,528.7	374.7	6,505.7	2,227.7	11,170.0
	36,876.3	790.6	14,098.4	2,876.3	20,692.2
Mortgage/Asset-Backed Securities[2]	980.1	5.5	441.7	24.8	519.1
Total Fixed Maturity Securities	$37,856.4	$796.1	$14,540.1	$2,901.1	$21,211.3

	December 31, 2024
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,484.1	$4.1	$432.4	$6.2	$1,049.6
Over 1 year through 5 years	7,688.2	123.5	2,840.8	196.6	4,774.3
Over 5 years through 10 years	8,404.6	236.4	3,486.1	565.5	4,589.4
Over 10 years	19,740.8	307.8	4,965.7	2,508.5	12,574.4
	37,317.7	671.8	11,725.0	3,276.8	22,987.7
Mortgage/Asset-Backed Securities[2]	949.4	5.0	431.4	37.2	485.8
Total Fixed Maturity Securities	$38,267.1	$676.8	$12,156.4	$3,314.0	$23,473.5

[1]Allowance for Credit Losses
[2]Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of March 31, 2025:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$34,297.5	$781.7	$2,833.3	97.7%
Below-Investment-Grade	1,453.9	14.4	67.8	2.3
Total Fixed Maturity Securities	$35,751.4	$796.1	$2,901.1	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At March 31, 2025, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 4 - Investments - Continued
which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

As of March 31, 2025, we held 885 individual investment-grade fixed maturity securities and 79 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 767 investment-grade fixed maturity securities and 43 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as "all other corporate bonds" during the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31
	2025	2024
	(in millions of dollars)
Balance, beginning of period	$2.8	$2.2
Credit losses on securities for which credit losses were not previously recorded	0.9	—
Change in allowance on securities with allowance recorded in previous period	0.1	—
Balance, end of period	$3.8	$2.2

At March 31, 2025, we had commitments of $25.0 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
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

As of March 31, 2025, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,435.5 million, comprised of $0.2 million of tax credit partnerships and $1,435.3 million of private equity partnerships. At December 31, 2024, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,450.8 million, comprised of $0.2 million of tax credit partnerships and $1,450.6 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

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

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,204.3 million and $2,240.6 million at March 31, 2025 and December 31, 2024, respectively. The allowance for expected credit losses was $16.6 million and $16.1 million at March 31, 2025 and December 31, 2024, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $6.3 million and $7.0 million at March 31, 2025 and December 31, 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	March 31, 2025		December 31, 2024
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$653.4	29.9%	$658.2	29.6%
Industrial	670.7	30.7	690.4	31.0
Office	333.3	15.2	338.4	15.2
Retail	489.4	22.3	496.2	22.3
Other	40.9	1.9	41.3	1.9
Total	$2,187.7	100.0%	$2,224.5	100.0%

Region
New England	$51.9	2.4%	$52.6	2.4%
Mid-Atlantic	165.4	7.6	167.2	7.5
East North Central	284.7	13.0	297.2	13.4
West North Central	148.8	6.8	151.1	6.8
South Atlantic	521.3	23.8	532.5	23.9
East South Central	94.2	4.3	95.1	4.3
West South Central	188.5	8.6	193.6	8.7
Mountain	280.2	12.8	278.7	12.5
Pacific	452.7	20.7	456.5	20.5
Total	$2,187.7	100.0%	$2,224.5	100.0%

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
March 31, 2025
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators:

	March 31, 2025		December 31, 2024
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$93.6	4.3%	$117.8	5.3%
A	1,066.3	48.7	1,099.1	49.4
BBB	927.9	42.4	915.5	41.2
BB	84.3	3.9	85.0	3.8
B	15.6	0.7	7.1	0.3
Total	$2,187.7	100.0%	$2,224.5	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,585.8	72.4%	$1,639.6	73.8%
> 65% <= 75%	362.2	16.6	367.6	16.5
> 75% <= 85%	192.6	8.8	152.3	6.8
> 85%	47.1	2.2	65.0	2.9
Total	$2,187.7	100.0%	$2,224.5	100.0%

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 4 - Investments - Continued
The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025
	Prior to 2021	2021	2022	2023	2024	2025	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$87.4	$6.3	$—	$—	$—	$—	$93.7
A	835.2	167.9	24.4	9.5	6.5	25.0	1,068.5
BBB	601.2	154.1	62.8	57.1	39.6	17.8	932.6
BB	86.1	—	—	—	—	—	86.1
B	23.4	—	—	—	—	—	23.4
Total Amortized Cost	1,633.3	328.3	87.2	66.6	46.1	42.8	2,204.3
Allowance for credit losses	(14.6)	(1.0)	(0.3)	(0.4)	(0.2)	(0.1)	(16.6)
Carrying Amount	$1,618.7	$327.3	$86.9	$66.2	$45.9	$42.7	$2,187.7

Loan-to-Value Ratio[1]
<=65%	$1,281.7	$192.1	$40.5	$38.6	$11.7	$25.0	$1,589.6
>65<=75%	173.9	63.1	46.7	28.0	34.4	17.8	363.9
>75%<=85%	133.4	62.3	—	—	—	—	195.7
>85%	44.3	10.8	—	—	—	—	55.1
Total Amortized Cost	1,633.3	328.3	87.2	66.6	46.1	42.8	2,204.3
Allowance for credit losses	(14.6)	(1.0)	(0.3)	(0.4)	(0.2)	(0.1)	(16.6)
Carrying Amount	$1,618.7	$327.3	$86.9	$66.2	$45.9	$42.7	$2,187.7

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 4 - Investments - Continued

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

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 4 - Investments - Continued
The following tables present a roll-forward of allowance for expected credit losses by loan-to-value ratio for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$4.2	$(0.4)	$—	$—	$3.8
>65<=75%	1.7	—	—	—	1.7
>75%<=85%	2.2	0.9	—	—	3.1
>85%	8.0	—	—	—	8.0
Total	$16.1	$0.5	$—	$—	$16.6

	Three Months Ended March 31, 2024
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.8	$(0.2)	$—	$—	$3.6
>65<=75%	3.8	(0.4)	—	—	3.4
>75%<=85%	1.2	—	—	—	1.2
>85%	1.4	1.1	—	—	2.5
Total	$10.2	$0.5	$—	$—	$10.7

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

During the three months ended March 31, 2025, we granted an other-than-insignificant payment delay for a commercial mortgage loan with an amortized cost of $14.2 million, which deferred the principal payment for 24 months. This modification represents less than one percent of the commercial mortgage loan portfolio balance. There were no troubled debt restructurings for the three months ended March 31, 2024.

At March 31, 2025 and December 31, 2024, we held one specifically identified impaired mortgage loan with a carrying value of $8.7 million and $9.2 million, respectively, that was past due regarding principal and/or interest payments.

We had no loan foreclosures for the three months ended March 31, 2025 and 2024.

At March 31, 2025, we had $8.0 million in commitments to fund commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At March 31, 2025, we had a nominal amount of expected credit losses related to unfunded commitments on our consolidated balance sheets. At December 31, 2024, we had $0.1 million expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our investment real estate held for the production of income balance was $54.5 million and $59.5 million at March 31, 2025 and December 31, 2024, respectively, and the associated accumulated depreciation was $130.9 million and $129.7 million March 31, 2025 and December 31, 2024, respectively. We monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 4 - Investments - Continued
Our held for sale real estate balance was $41.9 million at both March 31, 2025 and December 31, 2024. The associated accumulated depreciation was $57.5 million at both March 31, 2025 and December 31, 2024. The estimated fair value less costs to sell is above the carrying value of the properties and we expect to close the sale of the properties within the next twelve months.

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

As of March 31, 2025, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $61.8 million, for which we received collateral in the form of cash and securities of $45.2 million and $19.1 million, respectively. As of December 31, 2024, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $94.0 million, for which we received collateral in the form of cash and securities of $62.7 million and $34.8 million, respectively. We had no outstanding repurchase agreements at March 31, 2025 or December 31, 2024.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	March 31, 2025	December 31, 2024
	Overnight and Continuous
	(in millions of dollars)
Borrowings
Public Utilities	$0.6	$5.2
Short-Term Investments	—	1.0
All Other Corporate Bonds	44.6	56.5
Total Borrowings	45.2	62.7
Gross Amount of Recognized Liability for Securities Lending Transactions	45.2	62.7
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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
March 31, 2025
Note 4 - Investments - Continued
borrowings. Advances received from the FHLB are primarily used for the purchase of matched fixed maturity securities. The carrying value of common stock owned, collateral posted, and advances received are as follows:

	March 31, 2025	December 31, 2024
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$30.9	$26.7
Advances from FHLB	420.4	324.2

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$736.6	$553.6
Commercial Mortgage Loans	882.3	908.2
Total Carrying Value of Collateral Posted to FHLB	$1,618.9	$1,461.8

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
March 31, 2025
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

	March 31, 2025
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$90.4	$—	$90.4	$(87.7)	$(1.4)	$1.3
Securities Lending	61.8	—	61.8	(16.6)	(45.2)	—
Total	$152.2	$—	$152.2	$(104.3)	$(46.6)	$1.3

Financial Liabilities:
Derivatives	$220.4	$—	$220.4	$(220.2)	$—	$0.2
Securities Lending	45.2	—	45.2	(45.2)	—	—
Total	$265.6	$—	$265.6	$(265.4)	$—	$0.2

	December 31, 2024
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$79.4	$—	$79.4	$(75.7)	$(3.2)	$0.5
Securities Lending	94.0	—	94.0	(31.3)	(62.7)	—
Total	$173.4	$—	$173.4	$(107.0)	$(65.9)	$0.5

Financial Liabilities:
Derivatives	$255.7	$—	$255.7	$(254.3)	$—	$1.4
Securities Lending	62.7	—	62.7	(62.7)	—	—
Total	$318.4	$—	$318.4	$(317.0)	$—	$1.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended March 31
	2025	2024
	(in millions of dollars)
Fixed Maturity Securities	$463.3	$453.9
Derivatives	(4.2)	8.2
Mortgage Loans	21.8	22.5
Policy Loans	5.2	5.4
Other Long-term Investments
Perpetual Preferred Securities	0.8	0.2
Private Equity Partnerships[1]	18.3	20.3
Other	4.3	2.7
Short-term Investments	28.0	19.9
Gross Investment Income	537.5	533.1
Less Investment Expenses	21.4	16.6
Less Investment Income on Participation Fund Account Assets	2.9	3.0
Net Investment Income	$513.2	$513.5

1The net unrealized gain recognized in net investment income for the three months ended March 31, 2025 related to private equity partnerships still held at March 31, 2025 was $26.4 million, reduced by net management fees and partnership expenses of $(8.1) million. The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2024 related to private equity partnerships still held at March 31, 2024 was $25.0 million, reduced by net management fees and partnership expense of $(4.7) million. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended March 31
	2025	2024
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$0.6	$—
Gross Losses on Sales[1]	(45.3)	(15.8)
Impairment Loss[2]	(152.4)	—
Credit Losses	(1.0)	—
Mortgage Loans and Other Invested Assets
Impairment Loss	(3.8)	—
Change in Allowance for Credit Losses	(0.4)	(0.5)
Embedded Derivative in Modified Coinsurance Arrangement	(1.9)	6.1
All Other Derivatives	(5.3)	1.6
Foreign Currency Transactions	2.7	(1.9)
Other	—	9.3
Net Investment Loss	$(206.8)	$(1.2)

1During the three months ended March 31, 2025, we recognized a $23.5 million net loss on sales of fixed maturity securities related to an anticipated reinsurance transaction and a $19.1 million loss on sales of fixed maturity securities related to the funding of an extraordinary dividend from a wholly owned insurance subsidiary to Unum Group.
2During the three months ended March 31, 2025, we recognized a $152.4 million impairment loss based on the intent to dispose of fixed maturity securities with a fair value of $1,250.9 million related to an anticipated reinsurance transaction.

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
Unum Group and Subsidiaries
March 31, 2025
Note 5 - Derivative Financial Instruments - Continued
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

Derivatives not designated as hedging instruments, which are used to reduce our exposure to foreign currency risk, volatility of the underlying deferred assets in our non-qualified defined contribution plan, and credit risk are as follows:

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

•Total Return Swaps are used to economically hedge a portion of the liability related to our non-qualified defined contribution plan and hedge the economic risk from credit spreads and interest rate duration related to certain cash and cash equivalent amounts. A total return swap is an agreement in which we pay a floating rate of interest to the counterparty and receive the total return on a portfolio of mutual funds and/or exchange traded funds. The swaps are either cash settled on the last day of every month and the notional is re-established each month based on plan participant actions or cash settled at maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily changes in interest rates, exchange rates, and equity prices) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At March 31, 2025 and December 31, 2024, we had $1.3 million and $0.5 million credit exposure on derivatives, respectively. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	March 31, 2025	December 31, 2024
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$1.4	$3.6
Fixed Maturity Securities	13.2	8.4
	$14.6	$12.0
Carrying Value of Collateral Posted to Counterparties
Cash	$6.8	$4.0
Fixed Maturity Securities	169.2	196.7
	$176.0	$200.7

See Note 4 for further discussion of our master netting agreements.

All of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $220.4 million and $255.7 million at March 31, 2025 and December 31, 2024, respectively.

Cash Flow Hedges

At both March 31, 2025 and December 31, 2024, we had $139.1 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of March 31, 2025 and December 31, 2024, we had $2,589.0 million and $2,570.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase of fixed maturity securities.

As of March 31, 2025, we expect to amortize approximately $6.6 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from AOCI into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from AOCI into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2025, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2053.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 5 - Derivative Financial Instruments - Continued
Fair Value Hedges

As of March 31, 2025 and December 31, 2024, we had $746.8 million and $736.4 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following tables summarize the amortized cost, carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	March 31, 2025
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed foreign currency interest, pay fixed foreign currency interest	$722.0	610.9	(24.8)

	December 31, 2024
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed foreign currency interest, pay fixed foreign currency interest	$648.4	551.0	(46.3)

For the three months ended March 31, 2025 and March 31, 2024, $27.2 million and $(9.9) million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

At both March 31, 2025 and December 31, 2024, we held $125.9 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of March 31, 2025 and December 31, 2024, we held $47.3 million and $51.1 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of March 31, 2025 and December 31, 2024, we held $126.2 million and $128.9 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

As of March 31, 2025 we held $700.0 million notional amount of total return swaps to mitigate the economic risk from credit spreads and interest rate duration related to certain cash and cash equivalent amounts. We held none of these total return swaps

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 5 - Derivative Financial Instruments - Continued
at December 31, 2024. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as realized gains or losses in our income statement. Accrued expenses payable and dividend payments received are reported in earnings as a component of net investment income.

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

	March 31, 2025
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$2,589.0	$12.9	$186.5
Foreign Currency Interest Rate Swaps	139.1	18.5	1.0
Total Cash Flow Hedges	2,728.1	31.4	187.5

Fair Value Hedges
Foreign Currency Interest Rate Swaps	746.8	57.8	12.4
Total Designated as Hedging Instruments	$3,474.9	$89.2	$199.9

Not Designated as Hedging Instruments
Foreign Currency Forwards	$47.3	$0.3	$0.4
Foreign Currency Interest Rate Swaps	125.9	0.6	16.6
Total Return Swaps	826.2	0.3	3.5
Embedded Derivative in Modified Coinsurance Arrangement	—	9.6	—
Total Not Designated as Hedging Instruments	$999.4	$10.8	$20.5

Total Derivatives	$4,474.3	$100.0	$220.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 5 - Derivative Financial Instruments - Continued

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
March 31, 2025
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2025			2024
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$513.2	$(206.8)	$52.0	$513.5	$(1.2)	$49.5

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	17.4	(0.4)	—	47.6	—	0.7
Derivatives Designated as Hedging Instruments	2.6	0.4	—	6.0	—	—
Foreign Exchange Contracts:
Hedged items	2.3	—	—	2.2	—	—
Derivatives Designated as Hedging Instruments	(0.7)	—	—	(0.5)	—	—
Forward Benchmark Interest Rate Locks:
Hedged items	12.3	—	—	9.0	—	—
Derivatives Designated as Hedging Instruments	(0.4)	—	—	(0.2)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	4.4	21.5	—	4.2	(17.6)	—
Derivatives Designated as Hedging Instruments	(5.2)	(21.5)	—	3.1	17.6	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended March 31
	2025	2024
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$31.5	$(55.1)
Foreign Exchange Contracts	1.0	3.2
Total	$32.5	$(51.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2025	2024
	(in millions of dollars)
Net Investment Gain (Loss)
Foreign Exchange Contracts	$(2.0)	$1.6
Embedded Derivative in Modified Coinsurance Arrangement	(1.9)	6.1
Total Return Swaps	(3.2)	$—
Total	$(7.1)	$7.7

Net Investment Income
Total Return Swaps	$0.1	$—

Other Expenses
(Gain) Loss on Total Return Swaps	$4.3	$(7.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 6 - Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive income (loss) (AOCI), after tax, and related changes are as follows:

	Net Unrealized Loss on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Loss on Derivatives	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2024	$(2,755.2)	$1,185.4	$(270.7)	$(343.0)	$(340.2)	$(2,523.7)
Other Comprehensive Income (Loss) Before Reclassifications	265.6	(166.3)	47.5	42.3	(1.8)	187.3
Amounts Reclassified from AOCI	156.4	—	(2.0)	—	3.2	157.6
Net Other Comprehensive Income (Loss)	422.0	(166.3)	45.5	42.3	1.4	344.9
Balance at March 31, 2025	$(2,333.2)	$1,019.1	$(225.2)	$(300.7)	$(338.8)	$(2,178.8)

Balance at December 31, 2023	$(1,919.1)	$(648.4)	$(73.7)	$(321.1)	$(345.7)	$(3,308.0)
Other Comprehensive Income (Loss) Before Reclassifications	(454.1)	873.7	(48.9)	(11.5)	(2.4)	356.8
Amounts Reclassified from AOCI	12.4	—	(4.4)	—	3.2	11.2
Net Other Comprehensive Income (Loss)	(441.7)	873.7	(53.3)	(11.5)	0.8	368.0
Balance at March 31, 2024	$(2,360.8)	$225.3	$(127.0)	$(332.6)	$(344.9)	$(2,940.0)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 6 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from AOCI loss were recognized in our consolidated statements of income as follows:

	Three Months Ended March 31
	2025	2024
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Loss on Fixed Maturity Securities
Net Loss on Sales	$(44.7)	$(15.8)
Impairment Loss	(152.4)	—
Credit Losses	(1.0)	—
	(198.1)	(15.8)
Income Tax Benefit	(41.7)	(3.4)
Total	$(156.4)	$(12.4)

Net Loss on Derivatives
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$2.2	$5.8
Loss on Foreign Currency Interest Rate Swaps	—	(0.1)
Net Investment Gain (Loss)
Gain on Interest Rate Swaps	0.4	—
Loss on Foreign Currency Interest Rate Swaps	(0.1)	(0.1)
	2.5	5.6
Income Tax Expense	0.5	1.2
Total	$2.0	$4.4

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.1)	$(4.2)
Amortization of Prior Service Credit	0.1	0.1
	(4.0)	(4.1)
Income Tax Benefit	(0.8)	(0.9)
Total	$(3.2)	$(3.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
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

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate. The weighted average current discount rate was 5.2 percent at March 31, 2025 compared to 5.3 percent at December 31, 2024, with the decrease due primarily to a decrease in U.S. Treasury rates. The weighted average current discount rate was 5.1 percent at March 31, 2024 compared to 4.8 percent at December 31, 2023 with the increase due primarily to an increase in U.S. Treasury rates.

Actual variances from expected experience during the first three months of both 2025 and 2024 were due primarily to higher than expected claim resolutions driven by recoveries in the Unum US group disability product line and lower than expected mortality in the Unum US group life and accidental death and dismemberment product line. Also impacting the actual variances from expected experience during the first three months of 2025 was higher than expected mortality experience in the Closed Block individual disability product line.

For the three months ended March 31, 2025 and 2024, there were certain cohorts within the Closed Block segment, related to our long-term care product line and within the Colonial Life segment, related to our cancer and critical illness product line, for which net premiums exceeded gross premiums which had an immaterial impact to income before income tax. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the three months ended March 31, 2025 and 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 7 - Liability for Future Policy Benefits - Continued

The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	March 31
	2025	2024
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$13,930.6	$14,417.8
Beginning balance at original discount rate	14,266.9	14,243.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(183.2)	(110.8)
Adjusted beginning of year balance	14,083.7	14,132.4
Issuances	502.2	435.9
Interest accretion	163.2	163.5
Net premiums collected	(435.4)	(426.7)
Foreign currency	21.2	(3.4)
Ending balance at original discount rate	14,334.9	14,301.7
Effect of change in discount rate assumptions	(181.4)	(113.1)
Balance, end of period	$14,153.5	$14,188.6

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$48,920.1	$52,423.6
Beginning balance at original discount rate	50,778.2	51,305.7
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(289.0)	(205.9)
Adjusted beginning of year balance	50,489.2	51,099.8
Issuances[1]	1,272.5	1,187.8
Interest accretion	572.7	579.5
Benefit payments	(1,618.7)	(1,598.1)
Foreign currency	103.6	(24.2)
Ending balance at original discount rate	50,819.3	51,244.8
Effect of change in discount rate assumptions	(1,422.9)	(377.5)
Balance, end of period	$49,396.4	$50,867.3

Net liability for future policy benefits	$35,242.9	$36,678.7
Other[2]	1,580.0	1,704.1
Total liability for future policy benefits	36,822.9	38,382.8
Less: Reinsurance recoverable related to future policy benefits	6,888.2	7,504.0
Net liability for future policy benefits, after reinsurance recoverable	$29,934.7	$30,878.8

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
March 31, 2025
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

	Consolidated
	March 31
	2025	2024
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,592.1	$2,507.8
Interest accretion	$409.5	$416.0

	Consolidated
	March 31
	2025	2024
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$103,072.4	$104,905.0
Expected future gross premiums	$39,765.5	$39,072.6

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$26,189.2	$25,772.6

Weighted average interest rate:
Interest accretion rate	4.9%	4.9%
Current discount rate	5.2%	5.1%

Weighted average duration of the liability	11.4 years	11.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Unum US Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	March 31, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,240.2	$1,202.5	$2,442.7
Beginning balance at original discount rate	—	—	1,335.3	1,230.7	2,566.0
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(55.1)	(48.0)	(103.1)
Adjusted beginning of year balance	—	—	1,280.2	1,182.7	2,462.9
Issuances	—	—	250.7	93.4	344.1
Interest accretion	—	—	12.4	13.0	25.4
Net premiums collected	—	—	(58.2)	(47.1)	(105.3)
Ending balance at original discount rate	—	—	1,485.1	1,242.0	2,727.1
Effect of change in discount rate assumptions	—	—	(78.6)	(14.9)	(93.5)
Balance, end of period	$—	$—	$1,406.5	$1,227.1	$2,633.6

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$4,735.8	$835.2	$2,362.5	$3,096.5	$11,030.0
Beginning balance at original discount rate	4,907.5	852.6	2,614.6	3,191.1	11,565.8
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(45.3)	(20.9)	(58.1)	(54.5)	(178.8)
Adjusted beginning of year balance	4,862.2	831.7	2,556.5	3,136.6	11,387.0
Issuances[1]	410.6	203.6	260.8	95.7	970.7
Interest accretion	42.1	4.8	27.7	37.0	111.6
Benefit payments	(452.4)	(220.9)	(74.2)	(74.5)	(822.0)
Ending balance at original discount rate	4,862.5	819.2	2,770.8	3,194.8	11,647.3
Effect of change in discount rate assumptions	(133.9)	(13.2)	(229.2)	(55.9)	(432.2)
Balance, end of period	$4,728.6	$806.0	$2,541.6	$3,138.9	$11,215.1

Net liability for future policy benefits	$4,728.6	$806.0	$1,135.1	$1,911.8	$8,581.5
Other	0.2	0.8	2.8	25.8	29.6
Total liability for future policy benefits	4,728.8	806.8	1,137.9	1,937.6	8,611.1
Less: Reinsurance recoverable related to future policy benefits	25.5	6.2	13.3	73.4	118.4
Net liability for future policy benefits, after reinsurance recoverable	$4,703.3	$800.6	$1,124.6	$1,864.2	$8,492.7

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 7 - Liability for Future Policy Benefits - Continued

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
March 31, 2025
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

	March 31, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$779.6	$520.3	$219.9	$170.8	$1,690.6
Interest accretion	$42.1	$4.8	$15.3	$24.0	$86.2

	March 31, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$754.1	$494.4	$207.8	$165.4	$1,621.7
Interest accretion	$46.8	$5.4	$14.3	$24.8	$91.3

	March 31, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$5,862.0	$930.0	$5,868.6	$5,138.4	$17,799.0
Expected future gross premiums	$—	$—	$6,325.6	$5,812.6	$12,138.2

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$4,121.9	$4,181.3	$8,303.2

Weighted average interest rate:
Interest accretion rate	4.2%	2.4%	5.0%	5.1%	4.3%
Current discount rate	4.7%	2.7%	5.5%	5.1%	4.7%

Weighted average duration of the liability	4.1 years	2.5 years	18.4 years	9.5 years	7.1 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 7 - Liability for Future Policy Benefits - Continued

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
March 31, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Unum International Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum International segment.

	March 31
	2025	2024
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$276.1	$270.3
Beginning balance at original discount rate	314.2	298.4
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	1.1	7.2
Adjusted beginning of year balance	315.3	305.6
Issuances	8.3	8.8
Interest accretion	3.0	3.0
Net premiums collected	(7.8)	(7.3)
Foreign currency	21.2	(3.4)
Ending balance at original discount rate	340.0	306.7
Effect of change in discount rate assumptions	(37.5)	(29.9)
Balance, end of period	$302.5	$276.8

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,391.6	$2,527.4
Beginning balance at original discount rate	2,641.5	2,687.1
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(7.3)	(0.5)
Adjusted beginning of year balance	2,634.2	2,686.6
Issuances[1]	117.6	113.9
Interest accretion	17.5	16.9
Benefit payments	(138.9)	(132.1)
Foreign currency	103.6	(24.2)
Ending balance at original discount rate	2,734.0	2,661.1
Effect of change in discount rate assumptions	(266.5)	(206.9)
Balance, end of period	$2,467.5	$2,454.2

Net liability for future policy benefits	$2,165.0	$2,177.4
Other	45.8	35.9
Total liability for future policy benefits	2,210.8	2,213.3
Less: Reinsurance recoverable related to future policy benefits	68.7	69.7
Net liability for future policy benefits, after reinsurance recoverable	$2,142.1	$2,143.6

[1]Issuances for Unum International primarily represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
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

	March 31
	2025	2024
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$241.3	$230.5
Interest accretion	$14.5	$13.9

	March 31
	2025	2024
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$4,431.6	$4,230.4
Expected future gross premiums	$1,419.2	$1,246.6

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$895.9	$807.5

Weighted average interest rate:
Interest accretion rate	4.1%	4.1%
Current discount rate	5.2%	4.9%

Weighted average duration of the liability	8.9 years	8.6 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	March 31
	2025	2024
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,553.3	$3,592.6
Beginning balance at original discount rate	3,793.8	3,754.3
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(11.3)	3.7
Adjusted beginning of year balance	3,782.5	3,758.0
Issuances	149.8	172.9
Interest accretion	36.8	35.1
Net premiums collected	(165.2)	(164.4)
Ending balance at original discount rate	3,803.9	3,801.6
Effect of change in discount rate assumptions	(198.8)	(213.7)
Balance, end of period	$3,605.1	$3,587.9

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,434.9	$5,566.0
Beginning balance at original discount rate	6,026.2	5,925.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(20.0)	(6.1)
Adjusted beginning of year balance	6,006.2	5,919.1
Issuances	157.3	181.4
Interest accretion	60.5	58.0
Benefit payments	(168.1)	(161.2)
Ending balance at original discount rate	6,055.9	5,997.3
Effect of change in discount rate assumptions	(531.4)	(483.1)
Balance, end of period	$5,524.5	$5,514.2

Net liability for future policy benefits	$1,919.4	$1,926.3
Other	24.7	24.5
Total liability for future policy benefits	1,944.1	1,950.8
Less: Reinsurance recoverable related to future policy benefits	1.0	1.6
Net liability for future policy benefits, after reinsurance recoverable	$1,943.1	$1,949.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
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

	March 31
	2025	2024
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$442.0	$430.6
Interest accretion	$23.7	$22.9

	March 31
	2025	2024
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$10,537.5	$9,989.6
Expected future gross premiums	$12,748.0	$12,133.1

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$9,110.3	$8,840.9

Weighted average interest rate:
Interest accretion rate	4.4%	4.3%
Current discount rate	5.3%	5.1%

Weighted average duration of the liability	17.3 years	17.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Closed Block Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	March 31, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$7,658.5	$—	$7,658.5
Beginning balance at original discount rate	7,592.9	—	7,592.9
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(69.9)	—	(69.9)
Adjusted beginning of year balance	7,523.0	—	7,523.0
Interest accretion	98.0	—	98.0
Net premiums collected	(157.1)	—	(157.1)
Ending balance at original discount rate	7,463.9	—	7,463.9
Effect of change in discount rate assumptions	148.4	—	148.4
Balance, end of period	$7,612.3	$—	$7,612.3

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$22,925.2	$7,138.4	$30,063.6
Beginning balance at original discount rate	22,953.7	7,591.0	30,544.7
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(63.0)	(19.9)	(82.9)
Adjusted beginning of year balance	22,890.7	7,571.1	30,461.8
Issuances[1]	—	26.9	26.9
Interest accretion	299.6	83.5	383.1
Benefit payments	(254.3)	(235.4)	(489.7)
Ending balance at original discount rate	22,936.0	7,446.1	30,382.1
Effect of change in discount rate assumptions	176.9	(369.7)	(192.8)
Balance, end of period	$23,112.9	$7,076.4	$30,189.3

Net liability for future policy benefits	$15,500.6	$7,076.4	$22,577.0
Other[2]	0.2	1,479.7	1,479.9
Total liability for future policy benefits	15,500.8	8,556.1	24,056.9
Less: Reinsurance recoverable related to future policy benefits	3.7	6,696.4	6,700.1
Net liability for future policy benefits, after reinsurance recoverable	$15,497.1	$1,859.7	$17,356.8

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 7 - Liability for Future Policy Benefits - Continued

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
March 31, 2025
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

	March 31, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$176.2	$42.0	$218.2
Interest accretion	$201.6	$83.5	$285.1

	March 31, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$174.6	$50.4	$225.0
Interest accretion	$198.8	$89.1	$287.9

	March 31, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$59,439.9	$10,864.4	$70,304.3
Expected future gross premiums	$13,460.1	$—	$13,460.1

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,879.8	$—	$7,879.8

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.3%
Current discount rate	5.5%	5.2%	5.4%

Weighted average duration of the liability	15.5 years	7.2 years	12.8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 7 - Liability for Future Policy Benefits - Continued

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
March 31, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets are as follows:

	March 31
	2025	2024
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$8,611.1	$9,054.0
Unum International	2,210.8	2,213.3
Colonial Life	1,944.1	1,950.8
Closed Block[1]	24,056.9	25,164.7
Other products[1]	207.8	241.7
Total liability for future policy benefits	$37,030.7	$38,624.5

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
March 31, 2025
Note 8 - Policyholders' Account Balances
Policyholders' account balances primarily include our universal life and corporate-owned life insurance products. Policyholders' account balances reflect customer deposits and interest credited less cost of insurance, administration expenses, surrender charges, and customer withdrawals.

The following table presents the balances and changes in the policyholders' account balances:

	March 31, 2025
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$568.8	$849.0	$4,052.2	$5,470.0
Premiums received	12.9	19.4	7.9	40.2
Policy charges[1]	(13.9)	(17.6)	(28.4)	(59.9)
Surrenders and withdrawals	(8.9)	(10.0)	(4.3)	(23.2)
Benefit payments	(1.6)	(2.2)	(65.4)	(69.2)
Interest credited	5.1	8.5	82.0	95.6
Other	2.5	(0.1)	0.1	2.5
Balance, end of period	564.9	847.0	4,044.1	5,456.0
Reserves in excess of account balance	109.2	13.8	41.8	164.8
Total policyholders' account balances	674.1	860.8	4,085.9	5,620.8
Less: Reinsurance recoverable related to policyholders' account balances	0.8	0.1	4,085.9	4,086.8
Net policyholders' account balances, after reinsurance recoverable	$673.3	$860.7	$—	$1,534.0

Weighted average crediting rate	3.7%	4.1%	8.4%	7.2%
Net amount at risk[2]	$4,040.4	$8,057.8	$1,701.8	$13,800.0
Cash surrender value	$554.9	$821.1	$4,017.0	$5,393.0

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
Unum Group and Subsidiaries
March 31, 2025
Note 8 - Policyholders' Account Balances - Continued

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
March 31, 2025
Note 8 - Policyholders' Account Balances - Continued
The balance of the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders' and the respective guaranteed minimums is as follows.

	March 31, 2025
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$87.9	$—	$—	$—	$87.9
4.00% - 4.99%	243.6	203.0	—	—	446.6
5.00% - 6.00%	30.4	—	—	—	30.4
	361.9	203.0	—	—	564.9

	Colonial Life
4.00% - 5.00%	840.7	6.3	—	—	847.0

	Closed Block - All Other
3.00% - 5.99%	1,448.9	48.2	6.9	—	1,504.0
6.00% - 8.99%	26.3	—	—	—	26.3
9.00% - 11.99%	2,306.7	—	—	—	2,306.7
12.00% - 15.00%	207.1	—	—	—	207.1
	3,989.0	48.2	6.9	—	4,044.1

Total	$5,191.6	$257.5	$6.9	$—	$5,456.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 8 - Policyholders' Account Balances - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 9 - Deferred Acquisition Costs
The following tables display the changes in deferred acquisition costs throughout the period:

	March 31, 2025
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,260.6	$53.0	$1,529.2	$2,842.8
Capitalization	84.7	5.3	82.6	172.6
Amortization expense	(65.2)	(2.5)	(57.7)	(125.4)
Foreign currency	—	3.2	—	3.2
Balance, end of period	$1,280.1	$59.0	$1,554.1	$2,893.2

	March 31, 2024
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,232.2	$46.9	$1,435.4	$2,714.5
Capitalization	83.3	4.3	79.3	166.9
Amortization expense	(69.8)	(2.4)	(54.0)	(126.2)
Foreign currency	—	(0.5)	—	(0.5)
Balance, end of period	$1,245.7	$48.3	$1,460.7	$2,754.7

	March 31, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$61.1	$51.1	$614.3	$521.2	$12.9	$1,260.6
Capitalization	16.1	11.6	32.2	21.0	3.8	84.7
Amortization expense	(10.4)	(6.1)	(29.8)	(15.4)	(3.5)	(65.2)
Balance, end of period	$66.8	$56.6	$616.7	$526.8	$13.2	$1,280.1

	March 31, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$63.6	$48.9	$610.6	$497.8	$11.3	$1,232.2
Capitalization	16.5	10.5	30.5	22.0	3.8	83.3
Amortization expense	(14.4)	(6.9)	(29.4)	(16.1)	(3.0)	(69.8)
Balance, end of period	$65.7	$52.5	$611.7	$503.7	$12.1	$1,245.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 10 - Segment Information
We have three principal operating segments: Unum US, Unum International, and Colonial Life. Our other operating segments are Closed Block and Corporate.

Segment information is shown below.

	Three Months Ended March 31
	2025	2024
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$504.5	$516.7
Group Short-term Disability	278.3	263.1
Group Life and Accidental Death & Dismemberment
Group Life	466.2	442.6
Accidental Death & Dismemberment	48.2	45.8
Supplemental and Voluntary
Voluntary Benefits	234.1	222.9
Individual Disability	168.7	142.0
Dental and Vision	80.9	74.3
	1,780.9	1,707.4
Unum International
Unum UK
Group Long-term Disability	100.2	103.5
Group Life	61.6	48.7
Supplemental	41.9	43.1
Unum Poland	43.0	36.4
	246.7	231.7
Colonial Life
Accident, Sickness, and Disability	247.1	243.2
Life	119.9	114.3
Cancer and Critical Illness	90.3	89.4
	457.3	446.9
Closed Block
Long-term Care	176.2	174.5
All Other	41.8	49.8
	218.0	224.3

Total Premium Income	$2,702.9	$2,610.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 10 - Segment Information - Continued

	Three Months Ended March 31, 2025
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$1,780.9	$246.7	$457.3	$218.0	$—	$2,702.9
Net Investment Income	148.9	28.5	42.2	269.7	23.9	513.2
Other Income	71.9	0.1	0.4	9.9	—	82.3
Adjusted Operating Revenue	$2,001.7	$275.3	$499.9	$497.6	$23.9	$3,298.4

Adjusted Policy Benefits[1]	$1,138.6	$172.9	$226.6	$415.4	$—	$1,953.5
Adjusted Policy Benefits - Remeasurement Loss (Gain)	(75.4)	(8.8)	(8.5)	3.4	—	(89.3)
Commissions	205.6	22.4	97.3	17.9	—	343.2
Interest and Debt Expense	—	—	—	—	52.0	52.0
Deferral of Acquisition Costs	(84.7)	(5.3)	(82.6)	—	—	(172.6)
Amortization of Deferred Acquisition Costs	65.2	2.5	57.7	—	—	125.4
Other Segment Items[2]	423.3	52.9	93.7	36.5	13.0	619.4
Adjusted Benefits and Expenses	$1,672.6	$236.6	$384.2	$473.2	$65.0	$2,831.6

Adjusted Operating Income (Loss)	$329.1	$38.7	$115.7	$24.4	$(41.1)	$466.8

[1]Excludes the impact of non-contemporaneous reinsurance in the Closed Block segment.
[2]Excludes the amortization of the cost of reinsurance in the Closed Block segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the three months ended March 31, 2025 was $21.3 million, $4.7 million, $4.2 million, $1.5 million, and $0.1 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 10 - Segment Information - Continued

	Three Months Ended March 31, 2024
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$1,707.4	$231.7	$446.9	$224.3	$—	$2,610.3
Net Investment Income	157.0	26.1	39.3	273.1	18.0	513.5
Other Income	60.6	0.3	3.0	13.1	0.7	77.7
Adjusted Operating Revenue	$1,925.0	$258.1	$489.2	$510.5	$18.7	$3,201.5

Adjusted Policy Benefits[1]	$1,081.7	$163.9	$226.7	$413.5	$—	$1,885.8
Adjusted Policy Benefits - Remeasurement Loss (Gain)	(112.4)	(8.0)	(9.6)	22.3	—	(107.7)
Commissions	182.2	19.6	95.2	16.6	—	313.6
Interest and Debt Expense	—	—	—	—	49.5	49.5
Deferral of Acquisition Costs	(83.3)	(4.3)	(79.3)	—	—	(166.9)
Amortization of Deferred Acquisition Costs	69.8	2.4	54.0	—	—	126.2
Other Segment Items[2]	401.8	47.1	88.5	33.8	15.3	586.5
Adjusted Benefits and Expenses	$1,539.8	$220.7	$375.5	$486.2	$64.8	$2,687.0

Adjusted Operating Income (Loss)	$385.2	$37.4	$113.7	$24.3	$(46.1)	$514.5

[1]Excludes the impact of non-contemporaneous reinsurance in the Closed Block segment.
[2]Excludes the amortization of the cost of reinsurance in the Closed Block segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the three months ended March 31, 2024 was $21.3 million, $4.3 million, $3.8 million, $1.3 million, and $0.1 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

	March 31	December 31
	2025	2024
	(in millions of dollars)
Assets
Unum US	$14,839.3	$14,981.6
Unum International	3,388.3	3,291.3
Colonial Life	5,056.9	4,964.2
Closed Block	33,235.6	33,376.0
Corporate	5,939.7	5,346.2
Total Assets	$62,459.8	$61,959.3

We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At March 31, 2025 and December 31, 2024 goodwill was $350.6 million and $349.1 million, respectively, with $280.0 million attributable to Unum US in both periods, $42.9 million and $41.4 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in both periods.

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
Unum Group and Subsidiaries
March 31, 2025
Note 10 - Segment Information - Continued
better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

Investment gains or losses primarily include realized investment gains or losses, expected investment credit losses, impairment losses, and gains or losses on derivatives. Investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of investment gains or losses. Although we may experience investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 10 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2025	2024
	(in millions of dollars)
Total Revenue	$3,091.6	$3,200.3
Excluding:
Net Investment Loss	(206.8)	(1.2)
Adjusted Operating Revenue	$3,298.4	$3,201.5

Income Before Income Tax	$243.6	$495.7
Excluding:
Net Investment Loss
Net Investment Loss Related to the Anticipated Reinsurance Agreement	(175.9)	—
Net Investment Loss, Other	(30.9)	(1.2)
Total Net Investment Loss	(206.8)	(1.2)
Amortization of the Cost of Reinsurance	(9.6)	(10.4)
Non-Contemporaneous Reinsurance	(6.8)	(7.2)
Adjusted Operating Income	$466.8	$514.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
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

The following table provides the components of the net periodic benefit cost for the defined benefit pension and OPEB plans.

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2025	2024	2025	2024	2025	2024
	(in millions of dollars)
Service Cost	$2.4	$2.3	$—	$—	$—	$—
Interest Cost	21.4	20.7	2.1	1.9	1.0	1.0
Expected Return on Plan Assets	(21.8)	(22.8)	(2.2)	(2.1)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss (Gain)	3.7	3.7	0.7	0.7	(0.3)	(0.2)
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost	$5.7	$3.9	$0.6	$0.5	$0.5	$0.6

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 12 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2025	2024
	(in millions of dollars, except share data)
Numerator
Net Income	$189.1	$395.2

Denominator (000s)
Weighted Average Common Shares - Basic	178,291.5	192,550.2
Dilution for Assumed Exercises of Nonvested Stock Awards	590.9	716.9
Weighted Average Common Shares - Assuming Dilution	178,882.4	193,267.1

Net Income Per Common Share
Basic	$1.06	$2.05
Assuming Dilution	$1.06	$2.04

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested stock success units, and nonvested restricted stock units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested stock success units and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding nonvested stock success units and nonvested restricted stock units have grant prices ranging from $18.78 to $83.04. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 0.3 million and 0.5 million for the three months ended March 31, 2025 and 2024, respectively.

Common Stock

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price.

Our board of directors has authorized the following repurchase programs:

	February 2025 Authorization	July 2024 Authorization[1]	October 2023 Authorization[2]
	(in millions)
Effective Date	April 1, 2025	August 1, 2024	January 1, 2024
Expiration Date	None	March 31, 2025	July 31, 2024
Authorized Repurchase Amount	$1,000.0	$1,000.0	$500.0
Cost of Shares Repurchased Under Repurchase Program	—	706.8	464.2
Unused and Expired	—	293.2	35.8
Remaining Repurchase Amount at March 31, 2025	Not yet effective	$—	$—
1Concurrent with the announcement of the February 2025 repurchase program, we also announced the termination of the July 2024 program as of March 31, 2025, and all unused amounts under that program expired as of that date.
2Concurrent with the announcement of the July 2024 repurchase program, we also announced the termination of the October 2023 program as of July 31, 2024, and all unused amounts under that program expired as of that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended March 31
	2025	2024
	(in millions)
Shares Repurchased[1]	3.3	2.5
Cost of Shares Repurchased[2]	$202.6	$123.0
1For the three months ended March 31, 2025, includes 0.7 million shares related to the settlement of the November 2024 accelerated share repurchase agreement (ASR) which occurred in February 2025.
2Includes $0.5 million and a de minimis amount of commissions for the three months ended March 31, 2025 and 2024, respectively. Also includes $2.1 million and $1.1 million of excise taxes for the three months ended March 31, 2025 and 2024, respectively.

As a part of our share repurchase program, we periodically enter into accelerated share repurchase agreements. Under the terms of these agreements, we make a prepayment to a financial counterparty for which we receive an initial delivery of approximately 75 percent of the total Unum Group common stock to be delivered under the agreement. We simultaneously enter into a forward contract indexed to the price of Unum Group common stock, which subjects the transactions to a future price adjustment. Under the terms of the agreements, we are to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us is settled in shares of Unum Group common stock. Any price adjustment we would be required to pay may be settled in either cash or common stock at our option. Details of our ASRs impacting the three months ended March 31, 2025 and 2024 are as follows:

Prepayment Date	Prepayment Amount	Initial Share Delivery	Forward Contract Settlement Date	Shares Delivered to Settle Forward Contract
(in millions)
November 2024	$321.0	3.8	February 2025[1]	0.7
January 2024	$100.0	1.6	March 2024	0.5
1The final price adjustment settlement, along with the delivery of the remaining shares, occurred in February 2025, resulting in the delivery to us of 0.7 million additional shares. As a result of the final settlement occurring subsequent to December 31, 2024, we recorded a decrease of $80.3 million to additional paid-in capital within stockholders' equity on our consolidated balance sheet for the value of the shares held back by the counterparty as of December 31, 2024, which was reclassified to treasury stock in the first quarter of 2025 in connection with the final settlement of the agreement.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2025
Note 14 - Debt and Other

Credit Facility

In April 2025, we and certain of our traditional U.S. life insurance subsidiaries, Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident) and Colonial Life & Accident Insurance Company, amended and restated the terms of our existing credit agreement providing for a five-year $500 million senior unsecured revolving credit facility with a syndicate of lenders. The revolving credit facility, which was previously set to expire in 2027, was extended through April 2030. We may request that the lenders’ aggregate commitments of $500 million under the facility be increased by up to an additional $200 million. Other of our domestic wholly-owned subsidiaries are permitted to join the credit facility as borrowers, subject to certain conditions. Any obligation of a subsidiary under the credit facility is subject to an unconditional guarantee by Unum Group. At March 31, 2025, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $0.4 million had been issued.

Borrowings under the credit facility are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility includes financial covenants based on our leverage ratio and consolidated net worth as well as covenants that limit subsidiary indebtedness.

Allowance for Expected Credit Losses on Premiums Receivable

At March 31, 2025 and December 31, 2024, the allowance for expected credit losses on premiums receivables was $27.0 million and $26.8 million, respectively, on gross premiums receivable of $631.8 million and $584.1 million, respectively. The allowance for expected credit losses was generally consistent at March 31, 2025 compared to December 31, 2024.

At March 31, 2024 and December 31, 2023, the allowance for expected credit losses on premiums receivables was $30.0 million and $29.5 million, respectively, on gross premiums receivable of $676.9 million and $612.4 million, respectively. The increase in the allowance of $0.5 million during the three months ended March 31, 2024 was driven primarily by an increase in gross premiums receivable.

Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction

In February 2025, Unum America entered into a master transaction agreement with Fortitude Reinsurance Company Ltd. (Fortitude Re) which, subject to receipt of regulatory approvals and the satisfaction or waiver of other customary closing conditions, is expected to result in the execution of a coinsurance agreement (anticipated reinsurance agreement) during 2025.

This anticipated reinsurance agreement is to reinsure a portion of our Closed Block long-term care business and a portion of our Unum US individual disability business on a coinsurance basis to Fortitude Re. The anticipated reinsurance agreement represents approximately 21 percent of total Closed Block long-term care future policy benefits and approximately 15 percent of Unum US individual disability future policy benefits as of December 31, 2024. The transaction is expected to result in approximately $430 million pre-tax ceding commission paid to Fortitude Re. Fortitude Re will establish and maintain a collateralized trust account for the benefit of Unum America to secure its obligations under the anticipated reinsurance agreement.

Immediately prior to entering into the anticipated reinsurance agreement with Fortitude Re, Unum America will recapture the aforementioned Closed Block long-term care business from Fairwind Reinsurance Company, an affiliated captive reinsurer, and assume the aforementioned Unum US individual disability business from Provident, an affiliate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, Poland, and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company, Colonial Life & Accident Insurance Company (Colonial Life & Accident), Unum Insurance Company, Starmount Life Insurance Company, in the United Kingdom, Unum Limited, and in Poland, Unum Zycie TUiR S.A. (Unum Poland). We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2024.

Operating Performance and Capital Management

For the first quarter of 2025, we reported net income of $189.1 million, or $1.06 per diluted common share, compared to net income of $395.2 million, or $2.04 per diluted common share, in the first quarter of 2024.

Included in our results for the first quarter of 2025 are:

•A net investment loss of $206.8 million before tax and $163.4 million after tax, or $0.91 per diluted common share;
•Amortization of the cost of reinsurance of $9.6 million before tax and $7.6 million after tax, or $0.04 per diluted common share; and,
•Non-contemporaneous reinsurance of $6.8 million before tax and $5.4 million after tax, or $0.03 per diluted common share.

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

Excluding these items, after-tax adjusted operating income for the first quarter of 2025 was $365.5 million, or $2.04 per diluted common share compared to $409.9 million, or $2.12 per diluted common share, for the first quarter of 2024. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for further discussion and a reconciliation of these items.

Our Unum US segment reported adjusted operating income of $329.1 million in the first quarter of 2025 compared to $385.2 million the same period of 2024, due primarily to unfavorable benefits experience, higher operating expenses, and higher commissions, partially offset by higher premium income. The benefit ratio for our Unum US segment was 59.7 percent in the first quarter of 2025, compared to 56.8 percent in first quarter of 2024. Unum US sales increased 1.2 percent in first quarter 2025 compared to the same period of 2024.

Our Unum International segment reported adjusted operating income of $38.7 million in the first quarter of 2025 compared to $37.4 million the same period of 2024. Our Unum UK line of business reported adjusted operating income of £29.5 million in the first quarter of 2025 compared to £28.2 million the same period of 2024 due to higher premium income and favorable benefits experience, partially offset by higher operating expenses. The benefit ratio for our Unum UK line of business was 67.1 percent in the first quarter of 2025, compared to 68.1 percent in the same period of 2024. Unum International sales, as measured in U.S. dollars, decreased 19.1 percent in the first quarter of 2025 compared to the same period of 2024. Unum UK sales, as measured in local currency, decreased 28.0 percent in the first quarter of 2025 compared to the same period of 2024.

Our Colonial Life segment reported adjusted operating income of $115.7 million in the first quarter of 2025 compared to $113.7 million the same period of 2024, due primarily to higher premium income and favorable benefits experience, partially offset by higher operating expenses. The benefit ratio for Colonial Life was 47.7 percent in the first quarter of 2025, compared to 48.6 percent in the same period of 2024. Colonial Life sales increased 2.2 percent in the first quarter of 2025 compared to the same period of 2024.

Our Closed Block segment reported income before income tax and net investment gains and losses of $8.0 million in the first quarter of 2025 compared to $6.7 million in the same period of 2024, which includes the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction. Excluding these items, our Closed Block segment reported adjusted operating income of $24.4 million in the first quarter of 2025, which is generally consistent with the $24.3 million in the same period of 2024. The net premium ratio for long-term care increased to 94.7 percent at March 31, 2025 from 93.8 percent at March 31, 2024.

A rising interest rate environment could positively impact our yields on new investments, but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact our yields on new investments, but could also reduce unrealized losses in our current holdings. As of March 31, 2025, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell nor any securities for which it is more likely than not that we will be required to sell before recovery in amortized cost for which an impairment loss was not recorded. During the first quarter of 2025, we recognized impairment losses totaling $152.4 million as a result of our intent to transfer certain fixed maturity securities related to the anticipated reinsurance transaction with Fortitude Reinsurance Company Ltd. (Fortitude Re). During the first quarter of 2024, no impairment losses on fixed maturity securities were recorded. The net unrealized loss on our fixed maturity securities was $2.1 billion at March 31, 2025, compared to $2.6 billion at December 31, 2024, with the decrease due primarily to a decrease in U.S. Treasury rates as well as net investment losses recorded on certain fixed maturity securities related to the anticipated reinsurance transaction with Fortitude Re. The earned book yield on our investment portfolio was 4.25 percent for the first three months of 2025 compared to a yield of 4.44 percent for full year 2024.

Additionally, a rising interest rate environment could result in reserve decreases while a declining interest rate environment could result in reserve increases, specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The change in discount rate assumptions on the liability for future policy benefits, net of reinsurance, due primarily to the decrease in U.S. Treasury rates during the first quarter of 2025, resulted in an increase to the liability for future policy benefits, net of reinsurance, of approximately $0.2 billion.

We believe our capital and financial positions are strong. At March 31, 2025, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 460 percent, which is in line with our expectation. We repurchased 3.3 million shares and 2.5 million shares of Unum Group common stock under our share repurchase program during the first quarter of 2025 and 2024, respectively, at a cost of $202.6 million and $123.0 million, respectively, including commissions and excise tax. Our weighted average common shares outstanding, assuming dilution, equaled 178.9 million and 193.3 million for the first quarter of 2025 and 2024, respectively. As of March 31, 2025, Unum Group and our intermediate holding companies had available holding company liquidity of $2,214.5 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset backed securities. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction

In February 2025, Unum America entered into a master transaction agreement with Fortitude Re which, subject to receipt of regulatory approvals and the satisfaction or waiver of other customary closing conditions, is expected to result in the execution of a coinsurance agreement (anticipated reinsurance agreement) during 2025.

This anticipated reinsurance agreement is to reinsure a portion of our Closed Block long-term care business and a portion of our Unum US individual disability business on a coinsurance basis to Fortitude Re. The anticipated reinsurance agreement represents approximately 21 percent of total Closed Block long-term care future policy benefits and approximately 15 percent of Unum US individual disability future policy benefits as of December 31, 2024. Fortitude Re will establish and maintain a collateralized trust account for the benefit of Unum America to secure its obligations under the anticipated reinsurance agreement.

The transaction is expected to result in approximately $430 million pre-tax ceding commission paid to Fortitude Re. As part of the anticipated reinsurance transaction with Fortitude Re, we plan to transfer, upon closing the transaction, fixed maturity securities with an amortized cost of $3,159.4 million and a fair value of $3,274.8 million as of March 31, 2025. During the first quarter of 2025, we recognized impairment losses totaling $152.4 million based on our intent to transfer these assets. As of March 31, 2025, the portfolio we intend to transfer has a total unrealized gain of $115.4 million which is subject to change based on interest rate and credit spread environments at time of closing. In preparation for the anticipated transaction, fixed maturity securities with a fair value of $151.6 million and amortized cost of $175.1 million were sold during the first quarter of 2025, resulting in a $23.5 million net loss. Although we intend to transfer a significant portion of our fixed maturity securities portfolio as part of this transaction, the overall credit profile of our remaining portfolio will not change.

Immediately prior to entering into the anticipated reinsurance agreement with Fortitude Re, Unum America will recapture the aforementioned Closed Block long-term care business from Fairwind Insurance Company (Fairwind), an affiliated captive reinsurer, and assume the aforementioned Unum US individual disability business from Provident, an affiliate.

See Notes 4 and 14 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" and "Liquidity and Capital Resources" contained herein in this Item 2 for further information.

Global Minimum Tax

The Organization for Economic Co-operation and Development (OECD) has established model rules to ensure a minimum level of tax of 15 percent (Pillar Two) for multinational companies. Several jurisdictions, including the United Kingdom, Ireland, and Poland have adopted Pillar Two beginning on or after December 31, 2023. We have not recorded Pillar Two taxes as of March 31, 2025, and we do not expect material impacts in 2025. We will continue to monitor legislative developments and refine our estimates as necessary.

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

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S generally accepted accounting principles (GAAP). The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of investment gains or losses, the amortization of the cost of reinsurance, the impact of non-contemporaneous reinsurance, and reserve assumption updates as specified in the reconciliations below. Investment gains or losses primarily include realized investment gains or losses, expected investment credit losses, impairment losses, and gains or losses on derivatives. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

See "Investments" contained herein in Item 2 and Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the net investment loss.
A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended March 31
	2025		2024
	(in millions)	per share *	(in millions)	per share *
Net Income	$189.1	$1.06	$395.2	$2.04
Excluding:
Net Investment Loss
Net Investment Loss Related to the Anticipated Reinsurance Agreement (net of tax benefit of $36.9; $—)	(139.0)	(0.78)	—	—
Net Investment Loss, Other (net of tax benefit of $6.5; $0.4)	(24.4)	(0.13)	(0.8)	—
Total Net Investment Loss	(163.4)	(0.91)	(0.8)	—
Amortization of the Cost of Reinsurance (net of tax benefit of $2.0; $2.2)	(7.6)	(0.04)	(8.2)	(0.04)
Non-Contemporaneous Reinsurance (net of tax benefit of $1.4; $1.5)	(5.4)	(0.03)	(5.7)	(0.04)
After-tax Adjusted Operating Income	$365.5	$2.04	$409.9	$2.12

*Assuming Dilution

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, the amortization of the cost of reinsurance, the impact of non-contemporaneous reinsurance and reserve assumption updates as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2025	2024
	(in millions of dollars)
Total Revenue	$3,091.6	$3,200.3
Excluding:
Net Investment Loss	(206.8)	(1.2)
Adjusted Operating Revenue	$3,298.4	$3,201.5

Income Before Income Tax	$243.6	$495.7
Excluding:
Net Investment Loss
Net Investment Loss Related to the Anticipated Reinsurance Agreement	(175.9)	—
Net Investment Loss, Other	(30.9)	(1.2)
Total Net Investment Loss	(206.8)	(1.2)
Amortization of the Cost of Reinsurance	(9.6)	(10.4)
Non-Contemporaneous Reinsurance	(6.8)	(7.2)
Adjusted Operating Income	$466.8	$514.5

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to the liability for future policy benefits, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2025.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8, and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024.

Accounting Developments

For information on new accounting standards and the impact, if any, on our financial position or results of operations, see Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2025	% Change	2024
Revenue
Premium Income	$2,702.9	3.5%	$2,610.3
Net Investment Income	513.2	(0.1)	513.5
Net Investment Loss	(206.8)	N.M.	(1.2)
Other Income	82.3	5.9	77.7
Total Revenue	3,091.6	(3.4)	3,200.3

Benefits and Expenses
Policy Benefits	1,960.3	3.6	1,893.0
Policy Benefits - Remeasurement Gain	(89.3)	(17.1)	(107.7)
Commissions	343.2	9.4	313.6
Interest and Debt Expense	52.0	5.1	49.5
Deferral of Acquisition Costs	(172.6)	3.4	(166.9)
Amortization of Deferred Acquisition Costs	125.4	(0.6)	126.2
Compensation Expense	310.4	1.5	305.8
Other Expenses	318.6	9.4	291.1
Total Benefits and Expenses	2,848.0	5.3	2,704.6

Income Before Income Tax	243.6	(50.9)	495.7
Income Tax	54.5	(45.8)	100.5

Net Income	$189.1	(52.2)	$395.2

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.264 and 1.266 for the three months ended March 31, 2025 and 2024, respectively. If the first quarter 2024 results for our U.K. operations had been translated at the lower exchange rate of 2025, our adjusted operating revenue and adjusted operating income by segment would have both been lower by approximately $1 million and a de minimis amount, respectively, in the first quarter of 2024. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income increased in the first quarter of 2025 relative to the same period of 2024 in each of our principal operating business segments, primarily due to prior period sales and the impacts from the recapture of a previously ceded block of business in our Unum US individual disability product line in the first quarter of 2025. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income was generally consistent in the first quarter of 2025 compared to the same period of 2024.

Our investment gains and losses on fixed maturity securities include net losses on sales of $44.7 million and $15.8 million in the first quarter of 2025 and 2024, respectively. The net losses for the first quarter of 2025 were primarily related to a realized loss of $23.5 million on sales of fixed maturity securities relating to our anticipated reinsurance transaction with Fortitude Re as well as a $19.1 million realized loss on sales of fixed maturity securities relating to funding of a dividend from one of our subsidiaries. Credit and impairment losses on fixed maturity securities were $153.4 million during first quarter of 2025, which is primally comprised of the $152.4 million impairment loss based on the intent to transfer fixed-maturity securities in anticipation of our reinsurance agreement with Fortitude Re. We did not recognize any credit nor impairment losses on fixed maturity securities during the first quarter of 2024. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" contained herein in this Item 2 for further information.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only business, and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment. Also included within other income is a gain on the recapture of a previously ceded block of business in the Unum US individual disability product line.

Overall benefits experience in the first quarter of 2025 was unfavorable relative to the same period of 2024 with a consolidated benefit ratio, which includes the remeasurement gain, of 69.2 percent and 68.4 percent, respectively. Excluding the impact of non-contemporaneous reinsurance, the consolidated benefit ratios were 69.0 percent and 68.1 percent in the first quarter of 2025 and 2024, respectively. The benefit ratio, which includes the remeasurement gain, for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions were higher during the first quarter of 2025 compared to the same period of 2024 primarily due to the impacts from the recapture of a previously ceded block of business in our Unum US individual disability product line in the first quarter of 2025 as well as prior period sales in our principal operating business segments. The deferral of acquisition costs was higher during the first quarter of 2025 compared to the same period of 2024 primarily due to increase in commissions and other sales-related costs in our Colonial Life segment. The amortization of deferred acquisition costs in the first quarter of 2025 compared to the same period of 2024 was generally consistent.

Other expenses and compensation expense, on a combined basis, increased in the first quarter of 2025 compared to the same period of 2024 due primarily to an increase in employee-related costs, operational investments in our business, and growth in our fee-based service products.

Our effective income tax rate for the first quarter of 2025 was 22.4 percent, compared to 20.3 percent for the same prior year period. Our effective income tax rate differed from the U.S. statutory rate of 21 percent for the first quarter of 2025 primarily due to interest on uncertain tax positions. Our effective income tax rate differed from the U.S. statutory rate of 21 percent for the first quarter of 2024 primarily due to prior year state taxes.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended March 31
	2025	% Change	2024
Unum US	$277.5	1.2%	$274.1

Unum International	$36.9	(19.1)%	$45.6

Colonial Life	$105.3	2.2%	$103.0

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

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2025	% Change	2024
Adjusted Operating Revenue
Premium Income	$1,780.9	4.3%	$1,707.4
Net Investment Income	148.9	(5.2)	157.0
Other Income	71.9	18.6	60.6
Total	2,001.7	4.0	1,925.0

Benefits and Expenses
Policy Benefits	1,138.6	5.3	1,081.7
Policy Benefits - Remeasurement Gain	(75.4)	(32.9)	(112.4)
Commissions	205.6	12.8	182.2
Deferral of Acquisition Costs	(84.7)	1.7	(83.3)
Amortization of Deferred Acquisition Costs	65.2	(6.6)	69.8
Other Expenses	423.3	5.4	401.8
Total	1,672.6	8.6	1,539.8

Adjusted Operating Income	$329.1	(14.6)	$385.2

Operating Ratios (% of Premium Income):
Benefit Ratio	59.7%		56.8%
Other Expense Ratio[1]	23.0%		22.8%
Adjusted Operating Income Ratio	18.5%		22.6%

[1]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$504.5	(2.4)%	$516.7
Group Short-term Disability	278.3	5.8	263.1
Total Premium Income	782.8	0.4	779.8
Net Investment Income	74.0	(4.9)	77.8
Other Income	56.0	(4.6)	58.7
Total	912.8	(0.4)	916.3

Benefits and Expenses
Policy Benefits	528.9	1.4	521.6
Policy Benefits - Remeasurement Gain	(45.2)	(38.1)	(73.0)
Commissions	65.0	5.2	61.8
Deferral of Acquisition Costs	(16.1)	(2.4)	(16.5)
Amortization of Deferred Acquisition Costs	10.4	(27.8)	14.4
Other Expenses	250.6	3.0	243.2
Total	793.6	5.6	751.5

Adjusted Operating Income	$119.2	(27.7)	$164.8

Operating Ratios (% of Premium Income):
Benefit Ratio	61.8%		57.5%
Other Expense Ratio[1]	29.9%		29.0%
Adjusted Operating Income Ratio	15.2%		21.1%

Persistency:
Group Long-term Disability	90.7%		93.1%
Group Short-term Disability	87.5%		91.3%

[1]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

Premium income was higher in the first quarter of 2025 compared to the same period of 2024 due primarily to prior period sales, partially offset by lower persistency and the decline in medical stop-loss premium. Net investment income was lower in the first quarter of 2025 relative to the same period of 2024 due to a lower level of invested assets and a decrease in the yield on invested assets. Other income, which primarily relates to fee-based service products, was generally consistent in the first quarter of 2025 compared to the same period of 2024.

The benefit ratio was unfavorable in the first quarter of 2025 compared to the same period of 2024 due to higher incidence in our long-term disability and short-term disability product lines.

Commissions were higher in the first quarter of 2025 compared to the same period of 2024 due primarily to higher prior period sales. The deferral of acquisition costs was generally consistent in the first quarter of 2025 compared to the same period of 2024. The amortization of deferred acquisition costs decreased in the first quarter of 2025 compared to the same period of 2024 primarily due to favorable lapse experience in recent issue year cohorts compared to expectations. The other expense ratio, which includes other income that is primarily related to fee-based service products, increased in the first quarter of 2025 compared to the same period of 2024 due primarily to an increase in employee related costs and operational investments in our business.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Group Life	$466.2	5.3%	$442.6
Accidental Death & Dismemberment	48.2	5.2	45.8
Total Premium Income	514.4	5.3	488.4
Net Investment Income	18.2	(17.3)	22.0
Other Income	0.1	(90.0)	1.0
Total	532.7	4.2	511.4

Benefits and Expenses
Policy Benefits	377.6	7.2	352.3
Policy Benefits - Remeasurement Gain	(20.9)	9.4	(19.1)
Commissions	47.0	12.7	41.7
Deferral of Acquisition Costs	(11.6)	10.5	(10.5)
Amortization of Deferred Acquisition Costs	6.1	(11.6)	6.9
Other Expenses	65.3	6.5	61.3
Total	463.5	7.1	432.6

Adjusted Operating Income	$69.2	(12.2)	$78.8

Operating Ratios (% of Premium Income):
Benefit Ratio	69.3%		68.2%
Other Expense Ratio	12.7%		12.6%
Adjusted Operating Income Ratio	13.5%		16.1%

Persistency:
Group Life	89.2%		91.7%
Accidental Death & Dismemberment	87.9%		91.4%

Premium income was higher in the first quarter of 2025 compared to the same period of 2024 due to higher sales and in-force block growth, partially offset by lower persistency. Net investment income was lower in the first quarter of 2025 relative to the same period of 2024 due to a decrease in the yield on invested assets and a decrease in the level of invested assets.

The benefit ratio in the first quarter of 2025 was unfavorable compared to the same period of 2024 due to higher incidence and higher average claim size in the accidental death and dismemberment product line.

Commissions and deferral of acquisition costs were higher in the first quarter of 2025 compared to the same period of 2024 due to higher sales. The amortization of deferred acquisition costs in the first quarter of 2025 decreased compared to the same period of 2024 due to favorable lapse experience in recent issue year cohorts compared to expectations. The other expense ratio was generally consistent in the first quarter of 2025 compared to the same period of 2024.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$234.1	5.0%	$222.9
Individual Disability	168.7	18.8	142.0
Dental and Vision	80.9	8.9	74.3
Total Premium Income	483.7	10.1	439.2
Net Investment Income	56.7	(0.9)	57.2
Other Income	15.8	N.M.	0.9
Total	556.2	11.8	497.3

Benefits and Expenses
Policy Benefits	232.1	11.7	207.8
Policy Benefits - Remeasurement Gain	(9.3)	(54.2)	(20.3)
Commissions	93.6	18.9	78.7
Deferral of Acquisition Costs	(57.0)	1.2	(56.3)
Amortization of Deferred Acquisition Costs	48.7	0.4	48.5
Other Expenses	107.4	10.4	97.3
Total	415.5	16.8	355.7

Adjusted Operating Income	$140.7	(0.6)	$141.6

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits	44.1%		33.8%
Individual Disability	35.5%		41.1%
Dental and Vision	73.7%		72.4%
Other Expense Ratio	22.2%		22.2%
Adjusted Operating Income Ratio	29.1%		32.2%

Persistency:
Voluntary Benefits	76.8%		75.7%
Individual Disability	88.2%		89.2%
Dental and Vision	82.2%		80.5%

N.M. = not a meaningful percentage

Premium income was higher in the first quarter of 2025 compared to the same period of 2024 due to the impacts from the recapture of a previously ceded block of business in the individual disability product line in the first quarter of 2025. Also impacting the comparison is favorable persistency and higher prior period sales in the voluntary benefits and dental and vision product lines. Net investment income was generally consistent in the first quarter of 2025 compared to the same period of 2024. Other income was higher in the first quarter of 2025 compared to 2024 due primarily to a gain on the recapture of a previously ceded block of business in the individual disability product line.

The benefit ratio for voluntary benefits was unfavorable in the first quarter of 2025 compared to the same period of 2024 primarily driven by less favorable benefit experience in the critical illness, accident, and hospital indemnity products. The benefit ratio for individual disability was favorable in the first quarter of 2025 compared to the same period of 2024 due primarily to favorable recoveries. The benefit ratio for dental and vision was unfavorable in the first quarter of 2025 compared to the same period of 2024 due primarily to higher claims incidence.

Commissions were higher for the first quarter of 2025 relative to the same period of 2024 due primarily to the impacts from the recapture of a previously ceded block of business in the individual disability product line in the first quarter of 2025 and higher sales in the voluntary benefits and the individual disability product lines. The deferral of acquisition costs, the amortization of deferred acquisition costs and other expense ratio were generally consistent in the first quarter of 2025 relative to the same period of 2024.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2025	% Change	2024
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$43.1	(21.1)%	$54.6
Group Short-term Disability	31.9	(11.1)	35.9
Group Life and AD&D	44.4	3.7	42.8
Subtotal	119.4	(10.4)	133.3
Supplemental and Voluntary
Voluntary Benefits	122.9	13.9	107.9
Individual Disability	23.7	11.8	21.2
Dental and Vision	11.5	(1.7)	11.7
Subtotal	158.1	12.3	140.8
Total Sales	$277.5	1.2	$274.1

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$70.9	(8.3)%	$77.3
Large Case Market	48.5	(13.4)	56.0
Subtotal	119.4	(10.4)	133.3
Supplemental and Voluntary	158.1	12.3	140.8
Total Sales	$277.5	1.2	$274.1

Group sales decreased during the first quarter of 2025 compared to the same period of 2024 due primarily to lower sales to new customers in the large case market, lower sales to existing customers in the core market, which we define as employee groups with fewer than 2,000 employees, as well as the impact of no sales of our medical stop-loss product in the first quarter of 2025, which was no longer actively marketed as of the third quarter of 2024. The sales mix in the group market sector for the first three months of 2025 was approximately 59 percent core market and 41 percent large case market.

Voluntary benefits sales increased during the first quarter of 2025 compared to the same period of 2024 due primarily to higher sales to new customers in both the large case and core markets. Individual disability sales, which are primarily concentrated in the multi-life market, increased in the first quarter of 2025 compared to the same period of 2024 due primarily to higher sales to new customers. Dental and vision sales decreased slightly in the first quarter of 2025 compared to the same period of 2024 due to lower sales to new customers, mostly offset by higher sales to existing customers.

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

We expect strong adjusted operating income in 2025 with continued sales and premium growth. We expect the group disability market to remain competitive which may impact our pricing and renewal premium levels. We expect strong group disability claim experience to continue in 2025, driven by operational performance. We also expect group life claim experience to be mostly stable but may experience some quarterly claims volatility. We expect a decline in our supplemental and voluntary line of business adjusted operating income as a result of the reinsurance transaction with Fortitude Re. We expect a slight increase in our operating expense ratio as we continue to invest in our people and capabilities.

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

As previously discussed, we anticipate entering into a reinsurance agreement with Fortitude Re to cede a portion of our individual disability business during 2025. For further discussion, see “Executive Summary" contained herein in Item 2 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$100.2	(3.2)%	$103.5
Group Life	61.6	26.5	48.7
Supplemental	41.9	(2.8)	43.1
Unum Poland	43.0	18.1	36.4
Total Premium Income	246.7	6.5	231.7
Net Investment Income	28.5	9.2	26.1
Other Income	0.1	(66.7)	0.3
Total	275.3	6.7	258.1

Benefits and Expenses
Policy Benefits	172.9	5.5	163.9
Policy Benefits - Remeasurement Gain	(8.8)	10.0	(8.0)
Commissions	22.4	14.3	19.6
Deferral of Acquisition Costs	(5.3)	23.3	(4.3)
Amortization of Deferred Acquisition Costs	2.5	4.2	2.4
Other Expenses	52.9	12.3	47.1
Total	236.6	7.2	220.7

Adjusted Operating Income	$38.7	3.5	$37.4

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£79.4	(2.7)%	£81.6
Group Life	48.9	27.3	38.4
Supplemental	33.2	(2.4)	34.0
Total Premium Income	161.5	4.9	154.0
Net Investment Income	20.1	9.2	18.4
Other Income	0.1	—	0.1
Total	181.7	5.3	172.5

Benefits and Expenses
Policy Benefits	115.5	3.5	111.6
Policy Benefits - Remeasurement Gain	(7.1)	4.4	(6.8)
Commissions	10.1	7.4	9.4
Deferral of Acquisition Costs	(1.2)	9.1	(1.1)
Amortization of Deferred Acquisition Costs	1.3	(7.1)	1.4
Other Expenses	33.6	12.8	29.8
Total	152.2	5.5	144.3

Adjusted Operating Income	£29.5	4.6	£28.2

Weighted Average Pound/Dollar Exchange Rate	1.264		1.266

Operating Ratios (% of Premium Income):
Benefit Ratio	67.1%		68.1%
Other Expense Ratio	20.8%		19.4%
Adjusted Operating Income Ratio	18.3%		18.3%

Persistency:
Group Long-term Disability	92.1%		92.7%
Group Life	88.9%		88.3%
Supplemental	89.4%		87.7%

Premium income was higher in the first quarter of 2025 compared to the same period of 2024 due primarily to in-force block growth.

Net investment income was higher in the first quarter of 2025 compared to the same period of 2024 due to higher income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

The benefit ratio was favorable in the first quarter of 2025 relative to the same period of 2024 due to lower incidence in the supplemental product line.

Commissions were higher in the first quarter of 2025 relative to the same period of 2024 due primarily to in-force block growth. The deferral of acquisition costs and the amortization of deferred acquisition costs were generally consistent during the first quarter of 2025 with the same prior year period.

The other expense ratio was unfavorable during the first quarter of 2025 compared to the same period of 2024 primarily due to operational investments in our business.

Sales

(in millions of dollars and pounds)
	Three Months Ended March 31
	2025	% Change	2024
Unum International Sales by Product
Unum UK
Group Long-term Disability	$7.0	(53.6)%	$15.1
Group Life	11.0	11.1	9.9
Supplemental	8.7	(31.0)	12.6
Unum Poland	10.2	27.5	8.0
Total Sales	$36.9	(19.1)	$45.6

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$11.2	20.4%	$9.3
Large Case Market	6.8	(56.7)	15.7
Subtotal	18.0	(28.0)	25.0
Supplemental	8.7	(31.0)	12.6
Unum Poland	10.2	27.5	8.0
Total Sales	$36.9	(19.1)	$45.6

Unum UK Sales by Product
Group Long-term Disability	£5.6	(52.9)%	£11.9
Group Life	8.7	11.5	7.8
Supplemental	7.0	(29.3)	9.9
Total Sales	£21.3	(28.0)	£29.6

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£8.9	20.3%	£7.4
Large Case Market	5.4	(56.1)	12.3
Subtotal	14.3	(27.4)	19.7
Supplemental	7.0	(29.3)	9.9
Total Sales	£21.3	(28.0)	£29.6

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales decreased in the first quarter of 2025 compared to the same period of 2024, driven primarily by lower sales to new and existing customers in the large case market, which we define as employee groups with greater than 500 employees. Group life sales increased in the first quarter of 2025 compared to the same period of 2024 driven primarily by higher sales to new customers in the core market. Supplemental sales decreased in the first quarter of 2025 compared to the same period of 2024, driven primarily by lower sales in the dental product line.

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

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$247.1	1.6%	$243.2
Life	119.9	4.9	114.3
Cancer and Critical Illness	90.3	1.0	89.4
Total Premium Income	457.3	2.3	446.9
Net Investment Income	42.2	7.4	39.3
Other Income	0.4	(86.7)	3.0
Total	499.9	2.2	489.2

Benefits and Expenses
Policy Benefits	226.6	—	226.7
Policy Benefits - Remeasurement Gain	(8.5)	(11.5)	(9.6)
Commissions	97.3	2.2	95.2
Deferral of Acquisition Costs	(82.6)	4.2	(79.3)
Amortization of Deferred Acquisition Costs	57.7	6.9	54.0
Other Expenses	93.7	5.9	88.5
Total	384.2	2.3	375.5

Adjusted Operating Income	$115.7	1.8	$113.7

Operating Ratios (% of Premium Income):
Benefit Ratio	47.7%		48.6%
Other Expense Ratio	20.5%		19.8%
Adjusted Operating Income Ratio	25.3%		25.4%

Persistency:
Accident, Sickness, and Disability	73.6%		73.7%
Life	83.8%		85.1%
Cancer and Critical Illness	82.2%		82.2%

Premium income increased in the first quarter of 2025 compared to the same period of 2024 due to prior period sales for all product lines. Net investment income was higher in the first quarter of 2025 compared to the same period of 2024 due to an increase in the level of invested assets and an increase in the yield on invested assets.

The benefit ratio in the first quarter of 2025 was favorable relative to the same period of 2024 primarily due to favorable benefit experience in the life and cancer and critical illness product lines.

Commissions were higher in the first quarter of 2025 relative to the same period of 2024 due to prior period sales. The deferral of acquisition costs was higher in the first quarter of 2025 relative to the same period of 2024 due to the increase in commissions and other sales-related costs. The amortization of deferred acquisition costs in the first quarter of 2025 was higher relative to the same period of 2024 due to growth in the level of the deferred asset. The other expense ratio increased in the first quarter of 2025 relative to the same period of 2024 due primarily to an increase in employee-related costs and an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2025	% Change	2024
Sales by Product
Accident, Sickness, and Disability	$66.2	2.5%	$64.6
Life	25.0	0.8	24.8
Cancer and Critical Illness	14.1	3.7	13.6
Total Sales	$105.3	2.2	$103.0

Sales by Market Sector
Commercial Sector
Core Market (< 1,000 employees)	$69.8	(2.6)%	$71.7
Large Case Market	9.3	1.1	9.2
Subtotal	79.1	(2.2)	80.9
Public Sector	26.2	18.6	22.1
Total Sales	$105.3	2.2	$103.0

Commercial sector sales decreased during the first quarter of 2025 compared to the same period of 2024 due to lower sales to new customers in the core market and lower sales to existing customers in the large case market, which we define as accounts with more than 1,000 employees, partially offset by higher sales to new customers in the large case market. Public sector sales increased in the first quarter of 2025 compared to the same period of 2024 due to higher sales to new and existing customers.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Long-term Care	$176.2	1.0%	$174.5
All Other	41.8	(16.1)	49.8
Total Premium Income	218.0	(2.8)	224.3
Net Investment Income	269.7	(1.2)	273.1
Other Income	9.9	(24.4)	13.1
Total	497.6	(2.5)	510.5

Benefits and Expenses
Policy Benefits	422.2	0.4	420.7
Policy Benefits - Remeasurement Loss	3.4	(84.8)	22.3
Commissions	17.9	7.8	16.6
Other Expenses	46.1	4.3	44.2
Total	489.6	(2.8)	503.8

Income Before Income Tax and Net Investment Gains and Losses	8.0	19.4	6.7
Amortization of the Cost of Reinsurance	9.6	(7.7)	10.4
Non-Contemporaneous Reinsurance	6.8	(5.6)	7.2
Adjusted Operating Income	$24.4	0.4	$24.3

Long-term Care Net Premium Ratio	94.7%		93.8%

Operating Ratios (% of Premium Income):
Other Expense Ratio [1]	16.7%		15.1%
Income Ratio	3.7%		3.0%
Adjusted Operating Income Ratio	11.2%		10.8%

Long-term Care Persistency	95.2%		95.3%

[1]Excludes amortization of the cost of reinsurance.

Premium income for the long-term care product line in the first quarter of 2025 was generally consistent with the same period of 2024. Premium income for our all other product line continues to decline as expected due to policyholder lapses.

Net investment income was lower during the first quarter of 2025 relative to the same period of 2024 primarily due to a decrease in the level of invested assets and lower miscellaneous investment income, primarily related to smaller increases in the NAV on our private equity partnerships, partially offset by an increase in yield on invested assets.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

Policy benefits including remeasurement loss, excluding the impacts of non-contemporaneous reinsurance, were lower during the first quarter of 2025 relative to the same period of 2024 driven primarily by policyholder lapses in our all other product line as well as higher claimant mortality and the impact of capped cohorts in the long-term care product line. The net premium ratio for long-term care increased to 94.7 percent at March 31, 2025 from 93.8 percent at March 31, 2024 due to the impacts of the reserve assumption updates in the third quarter of 2024 and unfavorable claim incidence, partially offset by favorable claimant mortality.

The other expense ratio, excluding the amortization of the cost of reinsurance, was higher in the first quarter of 2025 due primarily to an increase in operational investments in our business.

Individual Disability Reinsurance Transaction

As shown in the chart above, we exclude from income before income tax and net investment gains and losses, the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction, where we ceded a significant portion of this business. The cost of reinsurance continues to be amortized over a remaining period of approximately 21 years, on a declining trajectory generally consistent with the expected run-off pattern of the ceded reserves. As a result of the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. The decrease in the effects of non-contemporaneous reinsurance treatment in the first quarter of 2025 compared to 2024 is due to expected run out of the ceded block which resulted in a smaller net change in reserves in the first quarter of 2025 compared to the same period of 2024.

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

As previously discussed, we anticipate entering into a reinsurance agreement with Fortitude Re to cede a portion of our long-term care business during 2025. For further discussion, see “Executive Summary" contained herein in Item 2 and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 1.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2025	% Change	2024
Adjusted Operating Revenue
Net Investment Income	$23.9	32.8%	$18.0
Other Income	—	(100.0)	0.7
Total	23.9	27.8	18.7

Interest and Other Expenses	65.0	0.3	64.8

Adjusted Operating Loss	$(41.1)	(10.8)	$(46.1)

Adjusted operating loss decreased in the first quarter of 2025 relative to the same period of 2024 due primarily to increased net investment income, which was driven by an increase in the level of invested assets.

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

Reinsurance Transactions

As part of the anticipated reinsurance transaction with Fortitude Re, we plan to transfer, upon closing the transaction, fixed maturity securities with an amortized cost of $3,159.4 million and a fair value of $3,274.8 million as of March 31, 2025. During the first quarter of 2025, we recognized impairment losses totaling $152.4 million based on our intent to transfer these assets. As of March 31, 2025, the portfolio we intend to transfer has a total unrealized gain of $115.4 million which is subject to change based on interest rate and credit spread environments at time of closing. In preparation for the anticipated transaction, fixed maturity securities with a fair value of $151.6 million and amortized cost of $175.1 million were sold during the first quarter of 2025, resulting in a $23.5 million net loss. Although we intend to transfer a significant portion of our fixed maturity securities portfolio as part of this transaction, the overall credit profile of our remaining portfolio will not change. See "Executive Summary" for further information on the anticipated reinsurance transaction contained herein in this Item 2.

In February 2025, First Unum Life Insurance Company (First Unum), a wholly owned insurance subsidiary, entered into a reinsurance agreement with Provident, a wholly owned insurance subsidiary, to cede, on a coinsurance with funds withheld basis, 100 percent of the long-term care business of First Unum effective January 1, 2025. Also, in February 2025, First Unum received regulatory approval for, and paid, an extraordinary dividend of $630 million to Unum Group. As a part of the funding of the dividend, fixed maturity securities with a fair value of $81.8 million and an amortized cost of $100.9 million were sold, resulting in a $19.1 million net loss.

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2025

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,447.1	$(104.0)	$1,430.7	$142.9	$1,016.4	$38.9
Capital Goods	3,258.5	(111.3)	1,833.4	189.9	1,425.1	78.6
Communications	2,206.1	(82.5)	1,028.3	174.4	1,177.8	91.9
Consumer Cyclical	1,376.1	(94.8)	1,034.9	115.8	341.2	21.0
Consumer Non-Cyclical	6,269.0	(440.0)	3,967.9	565.4	2,301.1	125.4
Energy	2,530.0	21.1	839.6	84.9	1,690.4	106.0
Financial Institutions	3,856.2	(312.7)	3,120.3	338.1	735.9	25.4
Mortgage/Asset-Backed[1]	960.8	(19.3)	519.1	24.8	441.7	5.5
Sovereigns	810.3	(150.4)	443.3	164.1	367.0	13.7
Technology	1,366.0	(117.1)	1,133.2	126.3	232.8	9.2
Transportation	1,592.6	(110.6)	1,081.8	132.9	510.8	22.3
U.S. Government Agencies and Municipalities	3,791.5	(428.6)	2,358.2	519.3	1,433.3	90.7
Public Utilities	5,287.2	(154.8)	2,420.6	322.3	2,866.6	167.5
Total	$35,751.4	$(2,105.0)	$21,211.3	$2,901.1	$14,540.1	$796.1
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of March 31, 2025 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2025. The decrease in the net unrealized loss on fixed maturity securities during the first quarter of 2025 was due primarily to a decrease in U.S. Treasury rates as well as impairment losses and net losses on disposal recorded on certain fixed maturity securities related to the reinsurance transactions as previously discussed.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2025	2024
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$38.1	$188.9	$11.8	$31.4	$48.0
> 90 <= 180 days	111.7	56.6	1.2	74.6	8.3
> 180 <= 270 days	46.0	1.1	5.1	28.6	4.5
> 270 days <= 1 year	1.1	13.2	3.3	6.4	22.3
> 1 year <= 2 years	42.9	58.8	24.9	286.2	518.7
> 2 years <= 3 years	342.4	1,553.6	1,708.4	2,019.4	1,721.0
> 3 years	1,467.7	497.6	202.0	60.8	63.7
Sub-total	2,049.9	2,369.8	1,956.7	2,507.4	2,386.5

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	0.1	—
> 90 <= 180 days	3.9	—	—	—	—
> 1 year <= 2 years	—	—	28.4	33.3	34.1
> 2 years <= 3 years	53.7	326.1	232.8	597.2	439.5
> 3 years	674.8	498.4	62.3	61.8	56.9
Sub-total	732.4	824.5	323.5	692.4	530.5

Fair Value < 40% of Amortized Cost

> 180 <= 270 days	—	2.0	—	—	—
> 270 days <= 1 year	2.0	2.0	—	—	—
> 1 year <= 2 years	1.9	—	—	—	23.3
> 2 years <= 3 years	36.6	34.9	28.6	27.2	2.8
> 3 years	10.5	3.0	—	—	—
Sub-total	51.0	41.9	28.6	27.2	26.1

Total	$2,833.3	$3,236.2	$2,308.8	$3,227.0	$2,943.1

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2025	2024
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$3.4	$4.8	$0.3	$0.4	$0.2
> 90 <= 180 days	3.9	1.2	—	0.7	0.8
> 180 <= 270 days	0.4	—	—	0.9	—
> 270 days <= 1 year	—	0.1	—	—	0.2
> 1 year <= 2 years	0.1	0.1	—	0.9	7.2
> 2 years <= 3 years	9.4	38.2	38.6	51.7	45.6
> 3 years	31.3	13.4	11.7	—	0.1
Sub-total	48.5	57.8	50.6	54.6	54.1

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	—	—	—	13.9
> 2 years <= 3 years	—	16.4	14.7	25.6	13.5
> 3 years	19.0	3.3	—	12.3	12.5
Sub-total	19.0	19.7	14.7	37.9	39.9

Fair Value < 40% of Amortized Cost

> 1 year <= 2 years	—	—	—	0.1	0.1
> 3 years	0.3	0.3	0.3	0.2	0.2
Sub-total	0.3	0.3	0.3	0.3	0.3

Total	$67.8	$77.8	$65.6	$92.8	$94.3

At March 31, 2025, we held 48 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of March 31, 2025

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Numbers of Issuers
Basic Industry	$154.9	$(38.9)	3
Capital Goods	136.2	(36.1)	3
Communications	401.0	(95.2)	7
Consumer Cyclical	277.8	(57.0)	4
Consumer Non-Cyclical	543.4	(88.1)	7
Energy	129.2	(22.6)	2
Financial Institutions	415.2	(73.3)	6
Sovereigns	425.8	(154.5)	3
Technology	215.7	(36.2)	3
Transportation	151.6	(47.6)	4
U.S. Government Agencies and Municipalities	26.5	(10.5)	1
Public Utilities	324.9	(81.7)	5
Total	$3,202.2	$(741.7)	48

At March 31, 2025, we held one below investment-grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security is a utilities company and had a fair value of $34.5 million and a gross unrealized loss of $10.9 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At March 31, 2025, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to higher interest rates, credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

We had no individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first quarter of 2025 or 2024.

As of March 31, 2025, the amortized cost, net of allowance for credit losses, and fair value of our below-investment-grade fixed maturity securities was $1,507.2 million and $1,453.9 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio was 3.3 percent at both March 31, 2025 and December 31, 2024 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,187.7 million and $2,224.5 million at March 31, 2025 and December 31, 2024, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $16.6 million and $16.1 million at March 31, 2025 and December 31, 2024, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types.

Due to conservative underwriting, the incidence of non-performing mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held one specifically identified impaired mortgage loan at March 31, 2025 and December 31, 2024 with a carrying value of $8.7 million and $9.2 million, respectively. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.
Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,435.3 million and $1,450.6 million at March 31, 2025 and December 31, 2024, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $18.3 million for the partnerships in the first quarter of 2025 reflecting the market conditions of the fourth quarter of 2024. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $777.1 million of commitments for additional investments in the partnerships at March 31, 2025 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, credit risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, and total return swaps. As of March 31, 2025, we had $4,474.3 million in notional amount of derivatives outstanding, of which $2,589.0 million is related to management of reinvestment risk in our long-term care product line, $1,059.1 million is related to management of foreign currency risk related to foreign denominated investments, $126.2 million is economically hedging a portion of the liability related to our non-qualified defined contribution plan, and $700.0 million is economically hedging risk from credit spreads and interest rate duration on certain cash and cash equivalent amounts. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $1.3 million at March 31, 2025. The carrying value of fixed maturity securities and cash collateral received from our counterparties was $13.2 million and $1.4 million, respectively, at March 31, 2025. The carrying value of fixed maturity securities and cash posted as collateral to our counterparties was $169.2 million and $6.8 million at March 31, 2025. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 5 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.
For further information see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024, and Notes 3, 4, and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of March 31, 2025, Unum Group and our intermediate holding companies had available holding company liquidity of $2,214.5 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset-backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of the anticipated reinsurance transaction with Fortitude Re, we plan to transfer, upon closing the transaction, fixed maturity securities which have an amortized cost of $3,159.4 million and a fair value of $3,274.8 million as of March 31, 2025. As of March 31, 2025, the portfolio we intend to transfer has a total unrealized gain of $115.4 million which is subject to change based on interest rate and credit spread environments at time of closing. This transaction is also expected to result in approximately $430 million pre-tax ceding commission paid to Fortitude Re.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. During the first three months of 2025, we repurchased 3.3 million shares at a cost of $200.0 million excluding commissions and excise tax.

Our board of directors has authorized the following repurchase programs:

	February 2025 Authorization	July 2024 Authorization[1]
	(in millions)
Effective Date	April 1, 2025	August 1, 2024
Expiration Date	None	March 31, 2025
Authorized Repurchase Amount	$1,000.0	$1,000.0
Cost of Shares Repurchased Under Repurchase Program	—	706.8
Unused and Expired	—	293.2
Remaining Repurchase Amount at March 31, 2025	Not yet effective	$—

1Concurrent with the announcement of the February 2025 repurchase program, we also announced the termination of the July 2024 program as of March 31, 2025, and all unused amounts under that program expired as of that date.

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

Unum America cedes blocks of long-term care business to Fairwind, which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Unum Group did not make any capital contributions to Fairwind during the first quarter of 2025, nor do we expect to make capital contributions for the remainder of the year.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at March 31, 2025 are in line with our expectations and are significantly above the level that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of U.K. Solvency II, the system of prudential regulation applying in the U.K., which prescribes capital requirements and risk management standards for the U.K. insurance industry. Our U.K. holding company is also subject to the U.K. Solvency II requirements relevant to insurance holding companies while, together with certain of its subsidiaries including Unum Limited, the group (the Unum UK Solvency II Group) is subject to group supervision under U.K. Solvency II. The Unum UK Solvency II Group received approval from the U.K. Prudential Regulation Authority (PRA) to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the U.K. Solvency II capital regime is implemented.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

During 2025, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. As a result of our consideration of overall capitalization needs, we may not utilize the entire amount of dividends available in 2025, which are based on applicable restrictions under current law. Approximately $1,383 million is available, without prior approval by regulatory authorities, during 2025 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurer. First Unum entered into a reinsurance agreement with Provident to cede, on a coinsurance with funds withheld basis, 100 percent of the long-term care business of First Unum, effective January 1, 2025. Also in February 2025, First Unum received regulatory approval for, and paid, an extraordinary dividend of $630 million to Unum Group.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group, which does not apply to our current entity structure.

Funding for Employee Benefit Plans

During the three months ended March 31, 2025, we made contributions of $23.5 million and £1.4 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $65 million and £5 million during the remainder of 2025. We had no regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans and made no voluntary contributions during the three months ended March 31, 2025. We do not expect to have regulatory contribution requirements for our U.S. and U.K. qualified defined benefit pension plans during the remainder of 2025, but we reserve the right to make voluntary contributions during the remainder of 2025. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 11 of the "Notes to Consolidated Financial Statements" of our annual report on Form 10-K for the year ended December 31, 2024 for further discussion.

Debt, Term Loan Facility, Credit Facilities, and Other Sources of Liquidity

Our long-term debt balance at March 31, 2025 was $3,467.0 million, net of a net discount of $130.2 million and deferred debt issuance costs of $36.2 million, and is comprised of our unsecured senior notes, unsecured medium-term notes, and junior subordinated debt securities. Our short-term debt balance at March 31, 2025 was $274.6 million, net of a discount of $0.1 million and deferred debt issuance costs of $0.2 million, which is comprised of our unsecured senior notes.

In April 2025, we and certain of our traditional U.S. life insurance subsidiaries, Unum America, Provident and Colonial Life & Accident, amended and restated the terms of our existing credit agreement providing for a five-year $500 million senior unsecured revolving credit facility with a syndicate of lenders. The revolving credit facility, which was previously set to expire in 2027, was extended through April 2030. We may request that the lenders’ aggregate commitments of $500 million under the facility be increased by up to an additional $200 million. Other of our domestic wholly-owned subsidiaries are permitted to join the credit facility as borrowers, subject to certain conditions. Any obligation of a subsidiary under the credit facility is subject to an unconditional guarantee by Unum Group. At March 31, 2025, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $0.4 million had been issued.

We have a five-year £75 million senior unsecured standby letter of credit facility with a different syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75 million until its scheduled expiration in July 2026. We have an additional five-year, £75 million senior standby letter of credit facility pursuant to which a standby letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75 million until its scheduled expiration in December 2028. At March 31, 2025, no amounts have been borrowed under the standby credit facilities or letters of credit issued.

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

See "Debt, Term Loan Facility, Credit Facilities and Other Sources of Liquidity" and Note 10 of the "Notes to Consolidated Financial Statements" contained in Part II, Items 7 and 8, respectively, of our annual report on Form 10-K for the year ended December 31, 2024 for further discussion.

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

Commitments

As of March 31, 2025, we had commitments of $25.0 million to fund certain investments in private placement fixed maturity securities and $777.1 million to fund certain private equity partnerships. In addition, we had $8.0 million of commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Cash Requirements" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024. During the first three months of 2025, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of March 31, 2025, we held $45.2 million of cash collateral from securities lending agreements. The average cash collateral balance during the first three months of 2025 was $38.7 million, and the maximum amount outstanding at any month end was $45.2 million. As of March 31, 2025, we held $19.1 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2025 was $27.2 million, and the maximum amount outstanding at any month end was $33.3 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at March 31, 2025, nor did we utilize any securities repurchase agreements during the first three months of 2025. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of March 31, 2025, we owned $30.9 million of FHLB common stock and had outstanding advances of $420.4 million from the regional FHLBs which were used for the purpose of investing in either short-term investments or matched fixed maturity securities. As of March 31, 2025, we have additional borrowing capacity of approximately $612.7 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Three Months Ended March 31
	2025	2024
Net Cash Provided by Operating Activities	$353.6	$298.3
Net Cash Provided (Used) by Investing Activities	(12.1)	17.7
Net Cash Used by Financing Activities	(266.6)	(182.9)
Net Change in Cash and Bank Deposits	$74.9	$133.1

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

In preparation for the anticipated reinsurance transaction with Fortitude Re, fixed maturity securities with a fair value of $151.6 million were sold during the first quarter of 2025. Also during the first quarter of 2025, fixed maturity securities with a fair value of $81.8 million were sold related to the funding of an extraordinary dividend from a wholly owned insurance subsidiary to Unum Group.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" contained herein in this Item 2 for further information.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, dividends paid to stockholders, repurchases of common stock, and policyholders' account deposits and withdrawals.

Cash used to repurchase shares of Unum Group's common stock during the first three months of 2025 and 2024 was $200.5 million and $121.9 million, respectively. During the first three months of 2025 and 2024, we paid dividends of $77.1 million and $72.5 million, respectively, to holders of Unum Group's common stock.

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

NR = not rated

There have been no changes in the rating agencies' outlooks or ratings during 2025 prior to the date of this filing.

See our annual report on Form 10-K for the year ended December 31, 2024 for further information regarding our debt, issuer credit ratings and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2024. During the first three months of 2025, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2025.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 13 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2025.

	(a) Total Number of Shares Purchased (3)	(b) Average Price Paid per Share (1) (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2) (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2) (3)
January 1 - January 31, 2025	—	$—	—	$493,160,418
February 1 - February 28, 2025	2,013,209	74.58	2,013,209	391,858,600
March 1 - March 31, 2025	1,242,425	79.43	1,242,425	—
Total	3,255,634		3,255,634

(1) Excludes the cost of commissions and excise taxes.

(2) In July 2024, our board of directors authorized the repurchase of up to $1,000.0 million of Unum Group's outstanding common stock beginning on August 1, 2024. In February 2025, our board of directors authorized the repurchase of up to $1,000.0 million of Unum Group's outstanding common stock beginning on April 1, 2025. Concurrent with the announcement of the February 2025 repurchase program, we also announced the termination of the July 2024 program as of March 31, 2025, and all unused amounts under that program expired as of that date. The repurchase program authorized in February 2025 has no scheduled termination date.

(3) In November 2024, we entered into an accelerated share repurchase agreement. As part of this transaction, we paid $321.0 million to a financial counterparty and received an initial delivery of 3,751,168 shares of our common stock, which represented approximately 75 percent of the total delivery under the agreement. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in February 2025, resulting in the delivery to us of 673,119 additional shares. In total, we repurchased 4,424,287 shares pursuant to the November 2024 accelerated share repurchase agreement.

ITEM 5. OTHER INFORMATION

Securities trading plans

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Credit Facility

On April 29, 2025, Unum Group, a Delaware corporation (Unum), entered into a Third Amended and Restated Credit Agreement (the Third Amended & Restated Credit Agreement) among Unum and certain of its wholly-owned subsidiaries, Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, and Colonial Life & Accident Insurance Company (together with Unum, the Borrowers), the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, a Fronting Bank and Swingline Lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, and Barclays Bank PLC, Goldman Sachs Bank USA, PNC Bank, National Association, The Bank of New York Mellon, Truist Bank, and U.S. Bank National Association, as Co-Documentation Agents. The Third Amended & Restated Credit Agreement amended and restated Unum’s existing Second Amended and Restated Credit Agreement, dated as of April 15, 2022, as amended by the First Amendment thereto, dated November 30, 2023.

The Third Amended & Restated Credit Agreement provides for a $500 million senior unsecured revolving credit facility for the Borrowers, with no sublimit on letters of credit and a $80 million swingline loan commitment. As of April 29, 2025, letters of credit totaling $0.4 million had been issued, but there were no borrowed amounts outstanding under the Third Amended & Restated Credit Agreement. The proceeds of loans made under the Third Amended & Restated Credit Agreement may be used for working capital and general corporate purposes of the Borrowers and their subsidiaries.

The Borrowers may borrow, repay and reborrow loans under the Third Amended & Restated Credit Agreement until April 29, 2030 (the Commitment Termination Date), at which time the commitments will terminate and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the Third Amended & Restated Credit Agreement will be subject to a commitment fee ranging from 0.100% to 0.250% per annum, determined based on the credit ratings for Unum’s senior unsecured long-term debt.

The Third Amended & Restated Credit Agreement permits Unum to request increases in the aggregate commitments under the Third Amended & Restated Credit Agreement from time to time up to an additional $200 million. Unum also may request on up to two occasions that the Commitment Termination Date of each Lender under the Third Amended & Restated Credit Agreement be extended by one year.

Revolving loans under the Third Amended & Restated Credit Agreement bear interest, at the option of the applicable Borrower, at the base rate plus a spread of 0.125% to 0.875% or an adjusted term secured overnight financing rate (SOFR) (based on an interest period of one, three or six months) plus a spread of 1.125% to 1.875%, in each case, with such spread being determined based on the credit ratings for Unum’s senior unsecured long-term debt. The base rate means the highest of the prime rate, the federal funds rate plus a margin equal to 0.5%, and the adjusted term SOFR rate for a 1-month interest period plus a margin equal to 1.0%. Unum is also obligated to pay other customary closing fees, arrangement fees, administrative fees, commitment fees and letter of credit fees for a credit facility of this size and type.

The Third Amended & Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict Unum and its subsidiaries’ ability to, among other things, wind up or dissolve, consolidate or merge, dispose of substantially all assets of Unum and its subsidiaries, taken as a whole, incur subsidiary indebtedness, grant liens, enter into certain transactions with affiliates, and pay dividends or make distributions in respect of, or acquire for value shares of, their equity interests, in each case subject to customary exceptions for a credit facility of this size and type. The Third Amended & Restated Credit Agreement also includes financial covenants, requiring Unum to maintain compliance with a maximum total leverage ratio (consolidated indebtedness to total capitalization) and a minimum consolidated net worth amount, each determined in accordance with the terms of the Third Amended & Restated Credit Agreement. The Third Amended & Restated Credit Agreement includes customary events of default.

The foregoing description of the Third Amended & Restated Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amended & Restated Credit Agreement, a copy of which will be filed as an exhibit to Unum’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.

ITEM 6. EXHIBITS

Index to Exhibits

(2.1)	Master Transaction Agreement, dated as of February 26, 2025, by and among Unum Life Insurance Company of America and Fortitude Reinsurance Company Ltd. *

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________

*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: April 30, 2025	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: April 30, 2025	By:	/s/ Walter L. Rice, Jr.
Walter L. Rice, Jr.
Senior Vice President, Chief Accounting Officer