Form 10-Q
period 2025-06-30
Unum Group
filed 2025-07-30
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

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

170,313,240 shares of the registrant's common stock were outstanding as of July 28, 2025.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	June 30	December 31
	2025	2024
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $37,983.9; $38,269.9; allowance for credit losses of $14.4; $2.8)	$35,966.0	$35,629.9
Mortgage Loans (net of allowance for credit losses of $15.6; $16.1)	2,172.5	2,224.5
Policy Loans	3,604.8	3,617.2
Other Long-term Investments	1,659.9	1,694.4
Short-term Investments	2,286.6	2,540.3
Total Investments	45,689.8	45,706.3

Other Assets
Cash and Bank Deposits	1,194.8	162.8
Accounts and Premiums Receivable (net of allowance for credit losses of $27.6; $26.8)	1,582.7	1,459.0
Reinsurance Recoverable (net of allowance for credit losses of $1.5; $1.5)	7,974.9	8,296.4
Accrued Investment Income	702.9	649.8
Deferred Acquisition Costs	2,940.3	2,842.8
Goodwill	353.3	349.1
Property and Equipment	499.1	487.6
Deferred Income Tax	305.6	369.7
Other Assets	1,600.4	1,635.8

Total Assets	$62,843.8	$61,959.3

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	June 30	December 31
	2025	2024
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$37,182.9	$36,806.4
Policyholders' Account Balances	5,633.3	5,633.7
Unearned Premiums	538.3	384.0
Other Policyholders’ Funds	1,513.1	1,526.7
Income Tax Payable	261.6	226.5
Deferred Income Tax	36.7	31.0
Short-term Debt	274.8	274.6
Long-term Debt	3,469.1	3,465.2
Other Liabilities	2,614.0	2,650.1

Total Liabilities	51,523.8	50,998.2

Commitments and Contingent Liabilities - Note 13

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 196,106,652 and 195,460,723 shares	19.6	19.5
Additional Paid-in Capital	1,578.4	1,489.6
Accumulated Other Comprehensive Loss	(2,040.7)	(2,523.7)
Retained Earnings	13,287.2	12,914.0
Treasury Stock - at cost: 23,968,208 and 16,871,752 shares	(1,524.5)	(938.3)

Total Stockholders' Equity	11,320.0	10,961.1

Total Liabilities and Stockholders' Equity	$62,843.8	$61,959.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,748.0	$2,627.2	$5,450.9	$5,237.5
Net Investment Income	560.7	545.1	1,073.9	1,058.6
Net Investment Loss	(17.7)	(10.4)	(224.5)	(11.6)
Other Income	70.4	71.5	152.7	149.2
Total Revenue	3,361.4	3,233.4	6,453.0	6,433.7

Benefits and Expenses
Policy Benefits	1,944.9	1,866.6	3,905.2	3,759.6
Policy Benefits - Remeasurement Loss (Gain)	31.2	(57.1)	(58.1)	(164.8)
Commissions	343.5	319.1	686.7	632.7
Interest and Debt Expense	52.0	49.9	104.0	99.4
Deferral of Acquisition Costs	(174.9)	(165.1)	(347.5)	(332.0)
Amortization of Deferred Acquisition Costs	132.2	127.9	257.6	254.1
Compensation Expense	292.0	295.9	602.4	601.7
Other Expenses	323.5	300.7	642.1	591.8
Total Benefits and Expenses	2,944.4	2,737.9	5,792.4	5,442.5

Income Before Income Tax	417.0	495.5	660.6	991.2

Income Tax Expense (Benefit)
Current	89.1	132.9	169.5	220.2
Deferred	(7.7)	(26.9)	(33.6)	(13.7)
Total Income Tax Expense	81.4	106.0	135.9	206.5

Net Income	$335.6	$389.5	$524.7	$784.7

Net Income Per Common Share
Basic	$1.93	$2.05	$2.98	$4.10
Assuming Dilution	$1.92	$2.05	$2.97	$4.09

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(in millions of dollars)
Net Income	$335.6	$389.5	$524.7	$784.7

Other Comprehensive Income
Change in Net Unrealized Loss on Securities (net of tax expense (benefit) of $22.0; $(98.0); $132.2; $(217.2))	79.5	(363.0)	501.5	(804.7)
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense (benefit) of $10.9; $130.8; $(31.7); $364.9)	39.8	487.0	(126.5)	1,360.7
Change in Net Loss on Derivatives (net of tax benefit of $15.9; $9.0; $4.2; $23.1)	(59.8)	(37.6)	(14.3)	(90.9)
Change in Foreign Currency Translation Adjustment (net of tax expense of $0.4; $1.2; $0.2; $1.5)	80.0	4.2	122.3	(7.3)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(0.5); $0.7; $(0.7); $10.1)	(1.4)	3.2	—	4.0
Total Other Comprehensive Income	138.1	93.8	483.0	461.8

Comprehensive Income	$473.7	$483.3	$1,007.7	$1,246.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(in millions of dollars)
Common Stock
Balance at Beginning of Period	$19.5	$19.5	$19.5	$19.4
Common Stock Activity	0.1	—	0.1	0.1
Balance at End of Period	19.6	19.5	19.6	19.5

Additional Paid-in Capital
Balance at Beginning of Period	1,568.7	1,548.2	1,489.6	1,547.8
Repurchase of Common Stock	—	—	80.3	—
Other Common Stock Activity	9.7	10.6	8.5	11.0
Balance at End of Period	1,578.4	1,558.8	1,578.4	1,558.8

Accumulated Other Comprehensive Loss
Balance at Beginning of Period	(2,178.8)	(2,940.0)	(2,523.7)	(3,308.0)
Other Comprehensive Income	138.1	93.8	483.0	461.8
Balance at End of Period	(2,040.7)	(2,846.2)	(2,040.7)	(2,846.2)

Retained Earnings
Balance at Beginning of Period	13,025.8	11,754.1	12,914.0	11,431.5
Net Income	335.6	389.5	524.7	784.7
Dividends to Stockholders (per common share: $0.420; $0.365; $0.840; $0.730)	(74.2)	(69.0)	(151.5)	(141.6)
Balance at End of Period	13,287.2	12,074.6	13,287.2	12,074.6

Treasury Stock
Balance at Beginning of Period	(1,221.2)	(162.3)	(938.3)	(39.3)
Repurchases of Common Stock	(303.3)	(179.8)	(586.2)	(302.8)
Balance at End of Period	(1,524.5)	(342.1)	(1,524.5)	(342.1)

Total Stockholders' Equity at End of Period	$11,320.0	$10,464.6	$11,320.0	$10,464.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2025	2024
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$524.7	$784.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	360.2	264.5
Change in Deferred Acquisition Costs	(89.9)	(77.9)
Change in Insurance Liabilities	55.0	(123.3)
Change in Income Taxes	10.3	(34.4)
Change in Other Accrued Liabilities	(266.3)	(118.0)
Non-cash Components of Net Investment Income	(176.8)	(194.9)
Net Investment Loss	224.5	11.6
Depreciation	60.2	59.3
Amortization of the Cost of Reinsurance	19.3	20.7
Other, Net	(19.6)	45.1
Net Cash Provided by Operating Activities	701.6	637.4

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	470.9	249.1
Proceeds from Maturities of Fixed Maturity Securities	923.3	618.0
Proceeds from Sales and Maturities of Other Investments	246.9	160.7
Purchases of Fixed Maturity Securities	(904.3)	(1,023.2)
Purchases of Other Investments	(202.6)	(149.4)
Net Sales and Maturities (Purchases) of Short-term Investments	328.1	(146.5)
Net Increase in Payables for Collateral on Investments	162.1	73.9
Net Purchases of Property and Equipment	(63.7)	(56.0)
Net Cash Provided (Used) by Investing Activities	960.7	(273.4)

Cash Flows from Financing Activities
Issuance of Long-term Debt	—	391.6
Repayment of Long-term Debt	—	(350.0)
Issuances of Common Stock	2.8	3.4
Repurchases of Common Stock	(500.9)	(300.0)
Dividends Paid to Stockholders	(150.5)	(141.5)
Proceeds from Policyholders' Account Deposits	63.3	67.8
Payments for Policyholders' Account Withdrawals	(43.2)	(44.5)
Other, Net	(1.8)	(4.1)
Net Cash Used by Financing Activities	(630.3)	(377.3)

Net Increase (Decrease) in Cash and Bank Deposits	1,032.0	(13.3)

Cash and Bank Deposits at Beginning of Year	162.8	146.0

Cash and Bank Deposits at End of Period	$1,194.8	$132.7

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
June 30, 2025
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

Accounting Updates Outstanding:

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The amendments in this update require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. Specifically, the guidance requires additional information that meet a quantitative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 2 - Accounting Developments - Continued
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
Unum Group and Subsidiaries
June 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
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
Unum Group and Subsidiaries
June 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
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
Unum Group and Subsidiaries
June 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs
Public Utilities - Continued
Public covenants
Comparative bond analysis
Relevant reports issued by analysts and rating agencies

Mortgage/Asset-Backed Securities[1]
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
Unum Group and Subsidiaries
June 30, 2025
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
June 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
At June 30, 2025, approximately 17.2 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 82.8 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•66.0 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•16.1 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•0.7 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of June 30, 2025 or December 31, 2024.

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
June 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		June 30, 2025
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$211.7	Not redeemable	$115.5
		51.5	Quarterly / 90 days notice	12.7
Total Private Credit		263.2		128.2

Private Equity	(b)	618.3	Not redeemable	406.5
		38.3	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	10.5
Total Private Equity		656.6		417.0

Real Assets	(c)	494.4	Not redeemable	219.1
		36.7	Quarterly / 90 days notice	—
Total Real Assets		531.1		219.1

Total Partnerships		$1,450.9		$764.3

		December 31, 2024
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$236.9	Not redeemable	$118.9
		52.3	Quarterly / 90 days notice	10.3
Total Private Credit		289.2		129.2

Private Equity	(b)	604.1	Not redeemable	398.2
		36.1	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	11.0
Total Private Equity		640.2		409.2

Real Assets	(c)	486.6	Not redeemable	230.1
		34.6	Quarterly / 90 days notice	—
Total Real Assets		521.2		230.1

Total Partnerships		$1,450.6		$768.5

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
America and, to a lesser extent, outside of North America.  As of June 30, 2025, the estimated remaining life of the investments that do not allow for redemptions is approximately 77 percent in the next 3 years, 12 percent during the period from 3 to 5 years, and 11 percent during the period from 5 to 10 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of June 30, 2025, the estimated remaining life of the investments that do not allow for redemptions is approximately 34 percent in the next 3 years, 28 percent during the period from 3 to 5 years, and 38 percent during the period from 5 to 10 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of June 30, 2025, the estimated remaining life of the investments that do not allow for redemptions is approximately 47 percent in the next 3 years, 29 percent during period from 3 to 5 years, and 24 percent during the period from 5 to 10 years.

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
June 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	June 30, 2025
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$537.8	$—	$—	$537.8
States, Municipalities, and Political Subdivisions	—	3,183.7	—	—	3,183.7
Foreign Governments	—	873.2	—	—	873.2
Public Utilities	444.6	4,882.1	—	—	5,326.7
Mortgage/Asset-Backed Securities[1]	—	1,011.8	81.4	—	1,093.2
All Other Corporate Bonds	5,777.0	19,146.7	19.9	—	24,943.6
Redeemable Preferred Stocks	—	7.8	—	—	7.8
Total Fixed Maturity Securities	6,221.6	29,643.1	101.3	—	35,966.0

Other Long-term Investments
Derivatives
Forwards	—	3.0	—	—	3.0
Foreign Currency Interest Rate Swaps	—	40.8	—	—	40.8
Embedded Derivative in Modified Coinsurance Arrangement	—	—	10.6	—	10.6
Total Derivatives	—	43.8	10.6	—	54.4
Perpetual Preferred and Equity Securities	—	0.1	23.8	—	23.9
Private Equity Partnerships	—	—	—	1,450.9	1,450.9
Total Other Long-term Investments	—	43.9	34.4	1,450.9	1,529.2
Total Financial Instrument Assets Carried at Fair Value	$6,221.6	$29,687.0	$135.7	$1,450.9	$37,495.2

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$234.1	$—	$—	$234.1
Foreign Currency Interest Rate Swaps	—	52.4	—	—	52.4
Total Derivatives	—	286.5	—	—	286.5
Total Financial Instrument Liabilities Carried at Fair Value	$—	$286.5	$—	$—	$286.5
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
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
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2025
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$—	$—	$—	$(9.0)	$9.0	$—	$—	$—	$—
Mortgage/Asset-Backed Securities[1]	77.2	—	0.9	7.1	(3.7)	—	(0.1)	81.4	0.9	—
All Other Corporate Bonds	32.3	—	(0.1)	1.0	(29.3)	16.0	—	19.9	(0.1)	—
Total Fixed Maturity Securities	109.5	—	0.8	8.1	(42.0)	25.0	(0.1)	101.3	0.8	—

Perpetual Preferred and Equity Securities	26.8	6.9	—	3.0	(12.9)	—	—	23.8	—	—
Embedded Derivative in Modified Coinsurance Arrangement	9.6	1.0	—	—	—	—	—	10.6	—	1.0
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued

	Three Months Ended June 30, 2024
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Mortgage/Asset-Backed Securities[1]	$38.7	$—	$0.4	$4.9	$(0.7)	$3.3	$(0.1)	$46.5	$0.4	$—
All Other Corporate Bonds	90.2	—	2.5	—	(26.7)	23.1	(35.8)	53.3	2.5	—
Total Fixed Maturity Securities	128.9	—	2.9	4.9	(27.4)	26.4	(35.9)	99.8	2.9	—

Perpetual Preferred and Equity Securities	21.6	0.1	—	—	—	—	—	21.7	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	4.6	0.8	—	—	—	—	—	5.4	—	0.8
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued

	Six Months Ended June 30, 2025
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$(1.5)	$1.7	$—	$(21.3)	$21.1	$—	$—	$—	$—
Mortgage/Asset-Backed Securities[1]	73.5	—	0.3	11.9	(4.2)	—	(0.1)	81.4	0.3	—
All Other Corporate Bonds	71.5	(6.2)	(8.3)	1.0	(99.6)	99.7	(38.2)	19.9	(8.3)	—
Total Fixed Maturity Securities	145.0	(7.7)	(6.3)	12.9	(125.1)	120.8	(38.3)	101.3	(8.0)	—

Perpetual Preferred and Equity Securities	24.4	7.6	—	4.7	(12.9)	—	—	23.8	—	0.7
Embedded Derivative in Modified Coinsurance Arrangement	11.5	(0.9)	—	—	—	—	—	10.6	—	(0.9)
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued

	Six Months Ended June 30, 2024
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Mortgage/Asset-Backed Securities[1]	$32.9	$—	$0.5	$10.6	$(1.2)	$3.8	$(0.1)	$46.5	$0.5	$—
All Other Corporate Bonds	123.4	(2.6)	5.1	2.3	(154.2)	149.5	(70.2)	53.3	5.1	(2.6)
Total Fixed Maturity Securities	156.3	(2.6)	5.6	12.9	(155.4)	153.3	(70.3)	99.8	5.6	(2.6)

Perpetual Preferred and Equity Securities	21.6	0.1	—	—	—	—	—	21.7	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	(1.5)	6.9	—	—	—	—	—	5.4	—	6.9
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
June 30, 2025
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

	June 30, 2025
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$8.2	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.00% - 5.00% / 5.00% Priced at Par Value
Mortgage-Backed Securities/ Asset-Backed Securities[1]	2.6	Market Approach	Market Convention	(b)	Priced at Par Value
Perpetual Preferred and Equity Securities	23.8	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	10.6	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions (0.15)%

	December 31, 2024
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$16.3	Market Approach	Volatility of Credit Market Convention	(a) (b)	5.00% - 5.00% / 5.00% Priced at Par Value
Mortgage-Backed Securities/ Asset-Backed Securities[1]	21.2	Market Approach	Market Convention	(b)	Priced at Par Value
Perpetual Preferred and Equity Securities	24.4	Market Approach	Market Convention	(b)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	11.5	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(c)	Actuarial Assumptions (0.23)%
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
Unum Group and Subsidiaries
June 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,292.3 million and $3,313.6 million as of June 30, 2025 and December 31, 2024, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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

FHLB Funding Agreements: Funding agreements with the FHLB represent cash advances used for the purpose of investing in either short-term investments, matched fixed maturity securities, or matched commercial mortgage loans. Carrying amounts approximate fair value.

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
June 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	June 30, 2025
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$1,993.8	$—	$1,993.8	$2,172.5
Policy Loans	—	—	3,673.5	3,673.5	3,604.8
Other Long-term Investments
Miscellaneous Long-term Investments	—	35.2	0.2	35.4	35.4
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,029.0	$3,673.7	$5,702.7	$5,812.7

Liabilities
Long-term Debt	$2,589.5	$708.0	$—	$3,297.5	$3,469.1
Other Liabilities
Unfunded Commitments	—	0.2	—	0.2	0.2
Payable for Collateral on FHLB Funding Agreements	—	525.5	—	525.5	525.5
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,589.5	$1,233.7	$—	$3,823.2	$3,994.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 4 - Investments

Fixed Maturity Securities

At June 30, 2025 and December 31, 2024, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	June 30, 2025
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$540.0	$—	$17.8	$20.0	$537.8
States, Municipalities, and Political Subdivisions	3,651.0	—	66.6	533.9	3,183.7
Foreign Governments	1,032.3	—	14.0	173.1	873.2
Public Utilities	5,468.7	—	180.2	322.2	5,326.7
Mortgage/Asset-Backed Securities[2]	1,110.8	—	6.9	24.5	1,093.2
All Other Corporate Bonds	26,173.1	14.4	567.6	1,782.7	24,943.6
Redeemable Preferred Stocks	8.0	—	—	0.2	7.8
Total Fixed Maturity Securities	$37,983.9	$14.4	$853.1	$2,856.6	$35,966.0

	December 31, 2024
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$544.6	$—	$13.9	$28.0	$530.5
States, Municipalities, and Political Subdivisions	3,795.6	—	65.5	569.7	3,291.4
Foreign Governments	912.1	—	9.5	153.5	768.1
Public Utilities	5,525.0	—	132.3	364.4	5,292.9
Mortgage/Asset-Backed Securities[2]	949.4	—	5.0	37.2	917.2
All Other Corporate Bonds	26,535.2	2.8	450.6	2,160.8	24,822.2
Redeemable Preferred Stocks	8.0	—	—	0.4	7.6
Total Fixed Maturity Securities	$38,269.9	$2.8	$676.8	$3,314.0	$35,629.9
1Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	June 30, 2025
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$47.3	$2.5	$205.0	$17.5
States, Municipalities, and Political Subdivisions	303.1	15.7	1,814.7	518.2
Foreign Governments	122.7	10.9	301.0	162.2
Public Utilities	870.5	41.6	1,512.8	280.6
Mortgage/Asset-Backed Securities[1]	277.1	3.9	262.9	20.6
All Other Corporate Bonds	3,708.5	141.3	11,090.5	1,641.4
Redeemable Preferred Stocks	—	—	3.7	0.2
Total Fixed Maturity Securities	$5,329.2	$215.9	$15,190.6	$2,640.7

	December 31, 2024
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$43.7	$4.1	$201.3	$23.9
States, Municipalities, and Political Subdivisions	425.8	15.3	1,926.2	554.4
Foreign Governments	171.9	10.6	266.3	142.9
Public Utilities	1,281.7	48.4	1,549.5	316.0
Mortgage/Asset-Backed Securities[1]	199.9	8.9	285.9	28.3
All Other Corporate Bonds	4,904.4	182.5	12,209.3	1,978.3
Redeemable Preferred Stocks	3.9	0.1	3.7	0.3
Total Fixed Maturity Securities	$7,031.3	$269.9	$16,442.2	$3,044.1

1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 4 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	June 30, 2025
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,648.6	$4.9	$538.8	$7.0	$1,107.7
Over 1 year through 5 years	7,564.7	168.9	3,880.3	121.2	3,732.1
Over 5 years through 10 years	8,173.7	292.3	4,194.4	419.2	3,852.4
Over 10 years	19,471.7	380.1	6,279.5	2,284.7	11,287.6
	36,858.7	846.2	14,893.0	2,832.1	19,979.8
Mortgage/Asset-Backed Securities[2]	1,110.8	6.9	553.2	24.5	540.0
Total Fixed Maturity Securities	$37,969.5	$853.1	$15,446.2	$2,856.6	$20,519.8

	December 31, 2024
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,484.1	$4.1	$432.4	$6.2	$1,049.6
Over 1 year through 5 years	7,688.2	123.5	2,840.8	196.6	4,774.3
Over 5 years through 10 years	8,404.6	236.4	3,486.1	565.5	4,589.4
Over 10 years	19,740.8	307.8	4,965.7	2,508.5	12,574.4
	37,317.7	671.8	11,725.0	3,276.8	22,987.7
Mortgage/Asset-Backed Securities[2]	949.4	5.0	431.4	37.2	485.8
Total Fixed Maturity Securities	$38,267.1	$676.8	$12,156.4	$3,314.0	$23,473.5
1Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of June 30, 2025:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$34,513.8	$827.6	$2,797.8	97.9%
Below-Investment-Grade	1,452.2	25.5	58.8	2.1
Total Fixed Maturity Securities	$35,966.0	$853.1	$2,856.6	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At June 30, 2025, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 4 - Investments - Continued
which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

As of June 30, 2025, we held 867 individual investment-grade fixed maturity securities and 55 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 756 investment-grade fixed maturity securities and 40 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 4 - Investments - Continued
The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as all other corporate bonds during the three and six months ended June 30, 2025.

	Three Months Ended June 30
	2025	2024
	(in millions of dollars)
Balance, beginning of period	$3.8	$2.2
Credit losses on securities for which credit losses were not previously recorded	9.6	2.6
Change in allowance on securities with allowance recorded in previous period	1.0	0.3
Balance, end of period	$14.4	$5.1

	Six Months Ended June 30
	2025	2024
	(in millions of dollars)
Balance, beginning of period	$2.8	$2.2
Credit losses on securities for which credit losses were not previously recorded	10.5	2.6
Change in allowance on securities with allowance recorded in previous period	1.1	0.3
Balance, end of period	$14.4	$5.1

At June 30, 2025, we had commitments of $98.1 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of June 30, 2025, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,451.1 million, comprised of $0.2 million of tax credit partnerships and $1,450.9 million of private equity partnerships. At December 31, 2024, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,450.8 million, comprised of $0.2 million of tax credit partnerships and $1,450.6 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 4 - Investments - Continued

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,188.1 million and $2,240.6 million at June 30, 2025 and December 31, 2024, respectively. The allowance for expected credit losses was $15.6 million and $16.1 million at June 30, 2025 and December 31, 2024, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $6.7 million and $7.0 million at June 30, 2025 and December 31, 2024, respectively.

The carrying amount of mortgage loans by property type and geographic region are presented below.

	June 30, 2025		December 31, 2024
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$662.2	30.5%	$658.2	29.6%
Industrial	667.3	30.7	690.4	31.0
Office	325.3	15.0	338.4	15.2
Retail	477.2	21.9	496.2	22.3
Other	40.5	1.9	41.3	1.9
Total	$2,172.5	100.0%	$2,224.5	100.0%

Region
New England	$51.3	2.4%	$52.6	2.4%
Mid-Atlantic	163.6	7.5	167.2	7.5
East North Central	277.5	12.8	297.2	13.4
West North Central	147.8	6.8	151.1	6.8
South Atlantic	525.0	24.1	532.5	23.9
East South Central	87.4	4.0	95.1	4.3
West South Central	186.7	8.6	193.6	8.7
Mountain	284.0	13.1	278.7	12.5
Pacific	449.2	20.7	456.5	20.5
Total	$2,172.5	100.0%	$2,224.5	100.0%

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
June 30, 2025
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators:

	June 30, 2025		December 31, 2024
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$95.2	4.4%	$117.8	5.3%
A	1,073.9	49.4	1,099.1	49.4
BBB	885.9	40.8	915.5	41.2
BB	101.4	4.7	85.0	3.8
B	16.1	0.7	7.1	0.3
Total	$2,172.5	100.0%	$2,224.5	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,612.3	74.2%	$1,639.6	73.8%
> 65% <= 75%	327.5	15.1	367.6	16.5
> 75% <= 85%	169.1	7.8	152.3	6.8
> 85%	63.6	2.9	65.0	2.9
Total	$2,172.5	100.0%	$2,224.5	100.0%

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 4 - Investments - Continued
The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025
	Prior to 2021	2021	2022	2023	2024	2025	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$89.0	$6.2	$—	$—	$—	$—	$95.2
A	820.1	166.7	24.1	9.5	6.5	49.1	1,076.0
BBB	554.6	153.1	62.5	57.0	39.6	23.4	890.2
BB	103.3	—	—	—	—	—	103.3
B	23.4	—	—	—	—	—	23.4
Total Amortized Cost	1,590.4	326.0	86.6	66.5	46.1	72.5	2,188.1
Allowance for credit losses	(13.7)	(0.9)	(0.3)	(0.3)	(0.2)	(0.2)	(15.6)
Carrying Amount	$1,576.7	$325.1	$86.3	$66.2	$45.9	$72.3	$2,172.5

Loan-to-Value Ratio[1]
<=65%	$1,261.9	$209.0	$40.1	$38.6	$11.7	$54.8	$1,616.1
>65<=75%	158.2	44.3	46.5	27.9	34.4	17.7	329.0
>75%<=85%	108.3	61.9	—	—	—	—	170.2
>85%	62.0	10.8	—	—	—	—	72.8
Total Amortized Cost	1,590.4	326.0	86.6	66.5	46.1	72.5	2,188.1
Allowance for credit losses	(13.7)	(0.9)	(0.3)	(0.3)	(0.2)	(0.2)	(15.6)
Carrying Amount	$1,576.7	$325.1	$86.3	$66.2	$45.9	$72.3	$2,172.5

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
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

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 4 - Investments - Continued
The following tables present a roll-forward of the allowance for expected credit losses by loan-to-value ratio for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.8	$—	$—	$—	$3.8
>65<=75%	1.7	(0.2)	—	—	1.5
>75%<=85%	3.1	(2.0)	—	—	1.1
>85%	8.0	1.2	—	—	9.2
Total	$16.6	$(1.0)	$—	$—	$15.6

	Three Months Ended June 30, 2024
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.6	$0.1	$—	$—	$3.7
>65<=75%	3.4	(0.1)	—	—	3.3
>75%<=85%	1.2	0.5	—	—	1.7
>85%	2.5	0.9	—	—	3.4
Total	$10.7	$1.4	$—	$—	$12.1

	Six Months Ended June 30, 2025
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$4.2	$(0.4)	$—	$—	$3.8
>65<=75%	1.7	(0.2)	—	—	1.5
>75%<=85%	2.2	(1.1)	—	—	1.1
>85%	8.0	1.2	—	—	9.2
Total	$16.1	$(0.5)	$—	$—	$15.6

	Six Months Ended June 30, 2024
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.8	$(0.1)	$—	$—	$3.7
>65<=75%	3.8	(0.5)	—	—	3.3
>75%<=85%	1.2	0.5	—	—	1.7
>85%	1.4	2.0	—	—	3.4
Total	$10.2	$1.9	$—	$—	$12.1

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 4 - Investments - Continued
During the three months ended June 30, 2025, no commercial mortgage loans had been modified for borrowers experiencing financial difficulties. During the six months ended June 30, 2025, we granted an other-than-insignificant payment delay for a commercial mortgage loan with an amortized cost of $14.2 million, which deferred the principal payment for 24 months. This modification represents less than one percent of the commercial mortgage loan portfolio balance. During the three and six months ended June 30, 2025, all commercial loans which were previously modified for borrowers experiencing financial difficulties were current. During the three and six months ended June 30, 2024, no commercial mortgage loans had been modified for borrowers experiencing financial difficulties. During the three and six months ended June 30, 2024, all commercial mortgage loans which were previously modified for borrowers experiencing financial difficulties were current.

At both June 30, 2025 and December 31, 2024, we had one specifically identified impaired mortgage loan with a carrying value of $9.2 million that was past due regarding principal and interest payments.

As of June 30, 2025 and December 31, 2024, we had no commercial mortgage loan foreclosures.

At June 30, 2025, we had no commitments to fund commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At June 30, 2025, we had no expected credit losses related to unfunded commitments on our consolidated balance sheets. At December 31, 2024, we had $0.1 million expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our real estate held for the production of income balance was $43.9 million and $59.5 million at June 30, 2025 and December 31, 2024, respectively, and the associated accumulated depreciation was $127.9 million and $129.7 million at June 30, 2025 and December 31, 2024, respectively. We monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired.

Our held for sale real estate balance was $51.4 million and $41.9 million at June 30, 2025 and December 31, 2024 and the associated accumulated depreciation was $61.6 million and $57.5 million at June 30, 2025 and December 31, 2024, respectively. During the three months ended June 30, 2025, we classified a property previously held for the production of income to held for sale. As of June 30, 2025, the property had a cost of $13.6 million and $4.1 million of accumulated depreciation. The estimated fair values less costs to sell are above the carrying values of the properties and we expect to close the sales of the properties within the next twelve months.

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

As of June 30, 2025, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $65.4 million, for which we received collateral in the form of cash and securities of $27.1 million and $41.2 million, respectively. As of December 31, 2024, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $94.0 million, for which we received collateral in the form of cash and securities of $62.7 million and $34.8 million, respectively. We had no outstanding repurchase agreements at June 30, 2025 or December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 4 - Investments - Continued
The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	June 30, 2025	December 31, 2024
	Overnight and Continuous
	(in millions of dollars)
Borrowings
Public Utilities	$0.6	$5.2
Short Term Investments	—	1.0
All Other Corporate Bonds	26.5	56.5
Total Borrowings	27.1	62.7
Gross Amount of Recognized Liability for Securities Lending Transactions	27.1	62.7
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As members of the FHLBs, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLBs. Each member is required to hold a certain minimum amount of FHLB common stock as a condition of membership and additional amounts based on the amount of the borrowings. Advances received from the FHLB are primarily used for the purchase of short-term investments, matched fixed maturity securities, or matched commercial mortgage loans. The carrying value of common stock owned, collateral posted, and advances received are as follows:

	June 30, 2025	December 31, 2024
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$35.2	$26.7
Advances from FHLB	525.5	324.2

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$759.2	$553.6
Commercial Mortgage Loans	1,196.9	908.2
Total Carrying Value of Collateral Posted to FHLB	$1,956.1	$1,461.8

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
June 30, 2025
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

	June 30, 2025
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$43.8	$—	$43.8	$(43.6)	$—	$0.2
Securities Lending	65.4	—	65.4	(38.3)	(27.1)	—
Total	$109.2	$—	$109.2	$(81.9)	$(27.1)	$0.2

Financial Liabilities:
Derivatives	$286.5	$—	$286.5	$(285.8)	$—	$0.7
Securities Lending	27.1	—	27.1	(27.1)	—	—
Total	$313.6	$—	$313.6	$(312.9)	$—	$0.7

	December 31, 2024
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$79.4	$—	$79.4	$(75.7)	$(3.2)	$0.5
Securities Lending	94.0	—	94.0	(31.3)	(62.7)	—
Total	$173.4	$—	$173.4	$(107.0)	$(65.9)	$0.5

Financial Liabilities:
Derivatives	$255.7	$—	$255.7	$(254.3)	$—	$1.4
Securities Lending	62.7	—	62.7	(62.7)	—	—
Total	$318.4	$—	$318.4	$(317.0)	$—	$1.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(in millions of dollars)
Fixed Maturity Securities	$477.8	$469.2	$941.1	$923.1
Derivatives	6.1	8.7	1.9	16.9
Mortgage Loans	21.9	22.1	43.7	44.6
Policy Loans	5.7	5.2	10.9	10.6
Other Long-term Investments
Perpetual Preferred Securities	—	0.1	0.8	0.3
Private Equity Partnerships[1]	25.3	32.7	43.6	53.0
Other	14.9	2.4	19.2	5.1
Short-term Investments	33.1	21.8	61.1	41.7
Gross Investment Income	584.8	562.2	1,122.3	1,095.3
Less Investment Expenses	21.3	14.2	42.7	30.8
Less Investment Income on Participation Fund Account Assets	2.8	2.9	5.7	5.9
Net Investment Income	$560.7	$545.1	$1,073.9	$1,058.6

1The net unrealized gain recognized in net investment income for the three and six months ended June 30, 2025 related to private equity partnerships still held at June 30, 2025 was $31.2 million and $57.6 million, respectively, reduced by net management fees and partnership expenses of $(5.9) million and $(14.0) million, respectively. The net unrealized gain recognized in net investment income for the three and six months ended June 30, 2024 related to private equity partnerships still held at June 30, 2024 was $37.3 million and $62.3 million, respectively, reduced by net management fees and partnership expenses of $(4.6) million and $(9.3) million, respectively. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$1.2	$—	$1.8	$—
Gross Losses on Sales[1]	(14.7)	(5.4)	(60.0)	(21.2)
Impairment Loss[2]	(8.5)	(1.2)	(160.9)	(1.2)
Change in Allowance for Credit Losses	(10.6)	(2.9)	(11.6)	(2.9)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	7.4	—	7.4	—
Gross Losses on Sales	(0.4)	—	(0.4)	—
Impairment Loss	—	—	(3.8)	—
Change in Allowance for Credit Losses	0.9	(1.4)	0.5	(1.9)
Embedded Derivative in Modified Coinsurance Arrangement	1.0	0.8	(0.9)	6.9
All Other Derivatives	2.1	0.4	(3.2)	2.0
Foreign Currency Transactions	3.9	(0.7)	6.6	(2.6)
Other	—	—	—	9.3
Net Investment Loss	$(17.7)	$(10.4)	$(224.5)	$(11.6)

1During the six months ended June 30, 2025, we recognized a $23.5 million net loss on sales of fixed maturity securities related to an anticipated reinsurance transaction and a $19.1 million loss on sales of fixed maturity securities related to the funding of an extraordinary dividend from a wholly owned insurance subsidiary to Unum Group.
2During the three and six months ended June 30, 2025, we recognized impairment losses of $8.5 million and $160.9 million, respectively, based on the intent to dispose of fixed maturity securities related to an anticipated reinsurance transaction.

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
June 30, 2025
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

•Total Return Swaps are used to economically hedge a portion of the liability related to our non-qualified defined contribution plan and hedge the economic risk from credit spreads and interest rate duration related to certain cash and cash equivalent amounts. A total return swap is an agreement in which we pay a floating rate of interest to the counterparty and receive the total return on a portfolio of mutual funds and/or exchange traded funds. The swaps are cash settled on the last day of every month and the notional is re-established each month based on plan participant actions or cash settled at maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily changes in interest rates, exchange rates, and equity prices) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At June 30, 2025 and December 31, 2024, we had $0.2 million and $0.5 million credit exposure on derivatives, respectively. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	June 30, 2025	December 31, 2024
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$—	$3.6
Fixed Maturity Securities	—	8.4
	$—	$12.0
Carrying Value of Collateral Posted to Counterparties
Cash	$—	$4.0
Fixed Maturity Securities	285.0	196.7
	$285.0	$200.7

See Note 4 for further discussion of our master netting agreements.

All of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $286.5 million and $255.7 million at June 30, 2025 and December 31, 2024, respectively.

Cash Flow Hedges

As of June 30, 2025 and December 31, 2024, we had $136.3 million and $139.1 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of June 30, 2025 and December 31, 2024, we had $2,597.0 million and $2,570.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase of fixed maturity securities.

As of June 30, 2025, we expect to amortize approximately $5.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from AOCI into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from AOCI into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of June 30, 2025, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2053.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 5 - Derivative Financial Instruments - Continued
Fair Value Hedges

As of June 30, 2025 and December 31, 2024, we had $769.5 million and $736.4 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following table summarizes the amortized cost, carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	June 30, 2025
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$772.7	$668.4	$25.8

	December 31, 2024
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$648.4	$551.0	$(46.3)

For the three and six months ended June 30, 2025, $(2.3) million and $24.9 million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. For the three and six months ended June 30, 2024, $11.2 million and $1.3 million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of June 30, 2025 and December 31, 2024, we held $125.9 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of June 30, 2025 and December 31, 2024, we held $47.5 million and $51.1 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of June 30, 2025 and December 31, 2024, we held $139.2 million and $128.9 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 5 - Derivative Financial Instruments - Continued
During the first quarter of 2025, we entered into a total return swap contract with a notional amount of $700.0 million to mitigate the economic risk from credit spreads and interest rate duration related to certain cash and cash equivalent amounts. This derivative was an economic hedge not designated as a hedging instrument, and changes in fair value were reported as realized gains or losses in our income statement. Expenses and dividend payments were reported in earnings as a component of net investment income. The total return swap was unwound and settled for cash in the second quarter of 2025. We held none of these total return swaps at December 31, 2024.

We have an embedded derivative in a modified coinsurance arrangement, for which we include in our net investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract. There are no credit-related counterparty triggers, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down.

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

	June 30, 2025
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$2,597.0	$3.0	$231.2
Foreign Currency Interest Rate Swaps	136.3	14.5	2.5
Total Cash Flow Hedges	2,733.3	17.5	233.7

Fair Value Hedges
Foreign Currency Interest Rate Swaps	769.5	26.3	33.8
Total Designated as Hedging Instruments	$3,502.8	$43.8	$267.5

Not Designated as Hedging Instruments
Foreign Currency Forwards	$47.5	$—	$2.9
Foreign Currency Interest Rate Swaps	125.9	—	16.1
Total Return Swaps	139.2	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	10.6	—
Total Not Designated as Hedging Instruments	$312.6	$10.6	$19.0

Total Derivatives	$3,815.4	$54.4	$286.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
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
June 30, 2025
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30
	2025			2024
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$560.7	$(17.7)	$52.0	$545.1	$(10.4)	$49.9

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged Items	17.6	0.1	1.5	22.6	—	0.8
Derivatives Designated as Hedging Instruments	2.9	(0.4)	—	4.8	—	—
Foreign Exchange Contracts:
Hedged Items	2.0	(0.1)	—	2.0	0.3	—
Derivatives Designated as Hedging Instruments	0.3	0.1	—	0.1	(0.2)	—
Forward Benchmark Interest Rate Locks:
Hedged Items	13.6	—	—	9.9	—	—
Derivatives Designated as Hedging Instruments	(0.4)	—	—	(0.2)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged Items	5.2	50.6	—	4.3	(2.0)	—
Derivatives Designated as Hedging Instruments	2.9	(50.6)	—	4.2	2.0	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 5 - Derivative Financial Instruments - Continued

	Six Months Ended June 30
	2025			2024
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$1,073.9	$(224.5)	$104.0	$1,058.6	$(11.6)	$99.4

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged Items	35.0	(0.3)	1.5	70.2	—	1.5
Derivatives Designated as Hedging Instruments	5.5	—	—	10.8	—	—
Foreign Exchange Contracts:
Hedged Items	4.3	(0.1)	—	4.2	0.3	—
Derivatives Designated as Hedging Instruments	(0.4)	0.1	—	(0.4)	(0.2)	—
Forward Benchmark Interest Rate Locks:
Hedged Items	25.9	—	—	18.9	—	—
Derivatives Designated as Hedging Instruments	(0.8)	—	—	(0.4)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged Items	9.6	72.1	—	8.5	(19.6)	—
Derivatives Designated as Hedging Instruments	(2.3)	(72.1)	—	7.3	19.6	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$(66.1)	$(50.5)	$(34.6)	$(105.6)
Foreign Exchange Contracts	(5.4)	0.6	(4.4)	3.8
Total	$(71.5)	$(49.9)	$(39.0)	$(101.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(in millions of dollars)
Net Investment Gain (Loss)
Foreign Exchange Contracts	$(3.9)	$0.4	$(5.9)	$2.0
Embedded Derivative in Modified Coinsurance Arrangement	1.0	0.8	(0.9)	6.9
Total Return Swaps	6.0	—	2.8	—
Total	$3.1	$1.2	$(4.0)	$8.9

Net Investment Income
Total Return Swaps	$0.8	$—	$0.9	$—

Other Expenses
Gain on Total Return Swaps	$(11.3)	$(0.8)	$(7.0)	$(8.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 6 - Accumulated Other Comprehensive Loss
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Loss on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Loss on Derivatives	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at March 31, 2025	$(2,333.2)	$1,019.1	$(225.2)	$(300.7)	$(338.8)	$(2,178.8)
Other Comprehensive Income (Loss) Before Reclassifications	53.6	39.8	(58.3)	80.0	(4.6)	110.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	25.9	—	(1.5)	—	3.2	27.6
Net Other Comprehensive Income (Loss)	79.5	39.8	(59.8)	80.0	(1.4)	138.1
Balance at June 30, 2025	$(2,253.7)	$1,058.9	$(285.0)	$(220.7)	$(340.2)	$(2,040.7)

Balance at March 31, 2024	$(2,360.8)	$225.3	$(127.0)	$(332.6)	$(344.9)	$(2,940.0)
Other Comprehensive Income (Loss) Before Reclassifications	(370.6)	487.0	(34.2)	4.2	—	86.4
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	7.6	—	(3.4)	—	3.2	7.4
Net Other Comprehensive Income (Loss)	(363.0)	487.0	(37.6)	4.2	3.2	93.8
Balance at June 30, 2024	$(2,723.8)	$712.3	$(164.6)	$(328.4)	$(341.7)	$(2,846.2)

Balance at December 31, 2024	$(2,755.2)	$1,185.4	$(270.7)	$(343.0)	$(340.2)	$(2,523.7)
Other Comprehensive Income (Loss) Before Reclassifications	319.2	(126.5)	(10.8)	122.3	(6.4)	297.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	182.3	—	(3.5)	—	6.4	185.2
Net Other Comprehensive Income (Loss)	501.5	(126.5)	(14.3)	122.3	—	483.0
Balance at June 30, 2025	$(2,253.7)	$1,058.9	$(285.0)	$(220.7)	$(340.2)	$(2,040.7)

Balance at December 31, 2023	$(1,919.1)	$(648.4)	$(73.7)	$(321.1)	$(345.7)	$(3,308.0)
Other Comprehensive Income (Loss) Before Reclassifications	(824.7)	1,360.7	(83.1)	(7.3)	(2.4)	443.2
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	20.0	—	(7.8)	—	6.4	18.6
Net Other Comprehensive Income (Loss)	(804.7)	1,360.7	(90.9)	(7.3)	4.0	461.8
Balance at June 30, 2024	$(2,723.8)	$712.3	$(164.6)	$(328.4)	$(341.7)	$(2,846.2)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 6 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from accumulated other comprehensive loss were recognized in our consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Loss on Fixed Maturity Securities
Net Loss on Sales	$(13.5)	$(5.4)	$(58.2)	$(21.2)
Impairment Loss	(8.5)	(1.2)	(160.9)	(1.2)
Change in Allowance for Credit Losses	(10.6)	(2.9)	(11.6)	(2.9)
	(32.6)	(9.5)	(230.7)	(25.3)
Income Tax Benefit	(6.7)	(1.9)	(48.4)	(5.3)
Total	$(25.9)	$(7.6)	$(182.3)	$(20.0)

Net Loss on Derivatives
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$2.5	$4.6	$4.7	$10.4
Loss on Foreign Currency Interest Rate Swaps	—	—	—	(0.1)
Net Investment Loss
Loss on Interest Rate Swaps	(0.4)	—	—	—
Loss on Foreign Currency Interest Rate Swaps	(0.2)	(0.4)	(0.3)	(0.5)
	1.9	4.2	4.4	9.8
Income Tax Expense	0.4	0.8	0.9	2.0
Total	$1.5	$3.4	$3.5	$7.8

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.1)	$(3.9)	$(8.2)	$(8.2)
Amortization of Prior Service Credit	—	—	0.1	0.1
	(4.1)	(3.9)	(8.1)	(8.1)
Income Tax Benefit	(0.9)	(0.7)	(1.7)	(1.7)
Total	$(3.2)	$(3.2)	$(6.4)	$(6.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
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

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate. The weighted average current discount rate was 5.2 percent at June 30, 2025 and 5.3 percent at December 31, 2024 with the decrease due primarily to a decrease in U.S. Treasury rates. The weighted average current discount rate was 5.2 percent at June 30, 2024 compared to 4.8 percent at December 31, 2023, with the increase due primarily to an increase in U.S. Treasury rates.

Actual variance from expected experience during the first six months of 2025 and 2024 was due primarily to the Unum US group disability, Closed Block long-term care, and the Unum US group life and accidental death and dismemberment product lines. Also contributing to the comparison for the first six months of 2025 was the Closed Block all other product line. During the first six months of 2025 and 2024, the variance in the Unum US group disability product line was primarily due to higher than expected claim resolutions driven by recoveries. During the first six months of 2025 and 2024, the variance in the Closed Block long-term care product line was driven primarily by higher than expected claim incidence. For the first six months of 2025, this was partially offset by higher than expected mortality experience. During the first six months of 2025 and 2024, the variance in the Unum US group life and accidental death and dismemberment product line was driven primarily by lower than expected claim incidence. Also impacting the actual variances from expected experience during the first six months of 2025 was higher than expected mortality experience in the Closed Block all other product line, driven by our individual disability product.

For the six months ended June 30, 2025 and 2024, there were certain cohorts within the Colonial Life segment, related to our cancer and critical illness product line, and within the Closed Block segment, related to our long-term care product line, for which net premiums exceeded gross premiums. The cohorts for which net premiums exceeded the gross premiums within the Closed Block segment resulted in a $26.4 million reduction to income before income tax for the six months ended June 30, 2025 and resulted in a $26.5 million reduction to income before income tax for the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, the cohorts for which net premiums exceeded the gross premiums within the Colonial Life segment had an immaterial impact to income before income tax. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the six months ended June 30, 2025 or 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	June 30
	2025	2024
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$13,930.6	$14,417.8
Beginning balance at original discount rate	14,266.9	14,243.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(191.5)	(147.4)
Adjusted beginning of year balance	14,075.4	14,095.8
Issuances	697.7	633.9
Interest accretion	323.1	323.6
Net premiums collected	(852.7)	(834.1)
Foreign currency	47.0	(6.9)
Ending balance at original discount rate	14,290.5	14,212.3
Effect of change in discount rate assumptions	(125.3)	(249.3)
Balance, end of period	$14,165.2	$13,963.0

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$48,920.1	$52,423.6
Beginning balance at original discount rate	50,778.2	51,305.7
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(267.2)	(305.0)
Adjusted beginning of year balance	50,511.0	51,000.7
Issuances[1]	1,951.5	1,878.2
Interest accretion	1,136.8	1,148.2
Benefit payments	(2,915.4)	(2,872.3)
Foreign currency	284.6	(26.4)
Ending balance at original discount rate	50,968.5	51,128.4
Effect of change in discount rate assumptions	(1,382.5)	(1,173.5)
Balance, end of period	$49,586.0	$49,954.9

Net liability for future policy benefits	$35,420.8	$35,991.9
Other[2]	1,558.5	1,671.8
Total liability for future policy benefits	36,979.3	37,663.7
Less: Reinsurance recoverable related to future policy benefits	6,791.9	7,315.3
Net liability for future policy benefits, after reinsurance recoverable	$30,187.4	$30,348.4

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
June 30, 2025
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

	Consolidated
	Six Months Ended June 30
	2025	2024
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$5,233.9	$5,036.4
Interest accretion	$813.7	$824.6

	Consolidated
	June 30
	2025	2024
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$102,952.0	$104,473.6
Expected future gross premiums	$39,814.8	$38,987.4

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$26,214.6	$25,712.7

Weighted average interest rate:
Interest accretion rate	4.9%	4.9%
Current discount rate	5.2%	5.2%

Weighted average duration of the liability	11.3 years	11.4 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Unum US Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	June 30, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,240.2	$1,202.5	$2,442.7
Beginning balance at original discount rate	—	—	1,335.3	1,230.7	2,566.0
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(62.2)	(39.0)	(101.2)
Adjusted beginning of year balance	—	—	1,273.1	1,191.7	2,464.8
Issuances[1]	—	—	287.9	117.6	405.5
Interest accretion	—	—	24.1	25.7	49.8
Net premiums collected	—	—	(112.8)	(91.4)	(204.2)
Ending balance at original discount rate	—	—	1,472.3	1,243.6	2,715.9
Effect of change in discount rate assumptions	—	—	(73.5)	(7.4)	(80.9)
Balance, end of period	$—	$—	$1,398.8	$1,236.2	$2,635.0

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$4,735.8	$835.2	$2,362.5	$3,096.5	$11,030.0
Beginning balance at original discount rate	4,907.5	852.6	2,614.6	3,191.1	11,565.8
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(63.7)	(20.3)	(63.6)	(48.0)	(195.6)
Adjusted beginning of year balance	4,843.8	832.3	2,551.0	3,143.1	11,370.2
Issuances[1]	697.5	269.5	303.3	124.0	1,394.3
Interest accretion	78.9	9.0	54.6	73.5	216.0
Benefit payments	(783.8)	(300.6)	(139.3)	(145.6)	(1,369.3)
Ending balance at original discount rate	4,836.4	810.2	2,769.6	3,195.0	11,611.2
Effect of change in discount rate assumptions	(112.0)	(10.7)	(230.0)	(42.8)	(395.5)
Balance, end of period	$4,724.4	$799.5	$2,539.6	$3,152.2	$11,215.7

Net liability for future policy benefits	$4,724.4	$799.5	$1,140.8	$1,916.0	$8,580.7
Other	0.2	0.8	2.8	27.1	30.9
Total liability for future policy benefits	4,724.6	800.3	1,143.6	1,943.1	8,611.6
Less: Reinsurance recoverable related to future policy benefits	25.3	5.4	13.1	72.1	115.9
Net liability for future policy benefits, after reinsurance recoverable	$4,699.3	$794.9	$1,130.5	$1,871.0	$8,495.7

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

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
June 30, 2025
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

	Six Months Ended June 30, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$1,574.3	$1,048.3	$440.9	$339.6	$3,403.1
Interest accretion	$78.9	$9.0	$30.5	$47.8	$166.2

	Six Months Ended June 30, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$1,527.5	$995.0	$415.9	$329.7	$3,268.1
Interest accretion	$87.3	$10.2	$28.8	$49.4	$175.7

	June 30, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$5,839.5	$921.0	$5,868.1	$5,148.8	$17,777.4
Expected future gross premiums	$—	$—	$6,329.2	$5,820.4	$12,149.6

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$4,092.9	$4,182.1	$8,275.0

Weighted average interest rate:
Interest accretion rate	4.2%	2.4%	5.0%	5.1%	4.4%
Current discount rate	4.6%	2.7%	5.5%	5.0%	4.6%

Weighted average duration of the liability	4.0 years	2.5 years	18.2 years	9.5 years	7.1 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

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
June 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Unum International Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum International segment.

	June 30
	2025	2024
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$276.1	$270.3
Beginning balance at original discount rate	314.2	298.4
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	2.1	10.9
Adjusted beginning of year balance	316.3	309.3
Issuances[1]	17.7	16.4
Interest accretion	6.5	5.8
Net premiums collected	(16.1)	(14.0)
Foreign currency	47.0	(6.9)
Ending balance at original discount rate	371.4	310.6
Effect of change in discount rate assumptions	(34.2)	(35.5)
Balance, end of period	$337.2	$275.1

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,391.6	$2,527.4
Beginning balance at original discount rate	2,641.5	2,687.1
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	1.8	6.4
Adjusted beginning of year balance	2,643.3	2,693.5
Issuances[1]	212.3	197.0
Interest accretion	36.4	33.7
Benefit payments	(243.4)	(226.9)
Foreign currency	284.6	(26.4)
Ending balance at original discount rate	2,933.2	2,670.9
Effect of change in discount rate assumptions	(243.6)	(256.9)
Balance, end of period	$2,689.6	$2,414.0

Net liability for future policy benefits	$2,352.4	$2,138.9
Other	50.1	37.3
Total liability for future policy benefits	2,402.5	2,176.2
Less: Reinsurance recoverable related to future policy benefits	73.1	70.9
Net liability for future policy benefits, after reinsurance recoverable	$2,329.4	$2,105.3

[1]Issuances for Unum International primarily represent new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
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

	Six Months Ended June 30
	2025	2024
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$506.4	$460.5
Interest accretion	$29.9	$27.9

	June 30
	2025	2024
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$4,760.1	$4,259.1
Expected future gross premiums	$1,562.1	$1,266.3

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$982.5	$816.0

Weighted average interest rate:
Interest accretion rate	4.1%	4.1%
Current discount rate	4.9%	5.2%

Weighted average duration of the liability	8.9 years	8.6 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	June 30
	2025	2024
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,553.3	$3,592.6
Beginning balance at original discount rate	3,793.8	3,754.3
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	5.9	(22.2)
Adjusted beginning of year balance	3,799.7	3,732.1
Issuances	274.5	291.1
Interest accretion	72.1	69.0
Net premiums collected	(319.5)	(316.5)
Ending balance at original discount rate	3,826.8	3,775.7
Effect of change in discount rate assumptions	(180.1)	(233.8)
Balance, end of period	$3,646.7	$3,541.9

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,434.9	$5,566.0
Beginning balance at original discount rate	6,026.2	5,925.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(5.5)	(41.3)
Adjusted beginning of year balance	6,020.7	5,883.9
Issuances	295.6	313.3
Interest accretion	119.6	115.0
Benefit payments	(327.5)	(310.4)
Ending balance at original discount rate	6,108.4	6,001.8
Effect of change in discount rate assumptions	(516.6)	(540.7)
Balance, end of period	$5,591.8	$5,461.1

Net liability for future policy benefits	$1,945.1	$1,919.2
Other	23.8	24.4
Total liability for future policy benefits	1,968.9	1,943.6
Less: Reinsurance recoverable related to future policy benefits	1.1	1.8
Net liability for future policy benefits, after reinsurance recoverable	$1,967.8	$1,941.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
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

	Six Months Ended June 30
	2025	2024
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$888.6	$860.4
Interest accretion	$47.5	$46.0

	June 30
	2025	2024
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$10,685.1	$10,051.8
Expected future gross premiums	$12,887.4	$12,146.0

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$9,187.4	$8,821.1

Weighted average interest rate:
Interest accretion rate	4.4%	4.3%
Current discount rate	5.3%	5.3%

Weighted average duration of the liability	17.2 years	16.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Closed Block Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	June 30, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$7,658.5	$—	$7,658.5
Beginning balance at original discount rate	7,592.9	—	7,592.9
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(98.3)	—	(98.3)
Adjusted beginning of year balance	7,494.6	—	7,494.6
Interest accretion	194.7	—	194.7
Net premiums collected	(312.9)	—	(312.9)
Ending balance at original discount rate	7,376.4	—	7,376.4
Effect of change in discount rate assumptions	169.9	—	169.9
Balance, end of period	$7,546.3	$—	$7,546.3

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$22,925.2	$7,138.4	$30,063.6
Beginning balance at original discount rate	22,953.7	7,591.0	30,544.7
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(45.4)	(22.5)	(67.9)
Adjusted beginning of year balance	22,908.3	7,568.5	30,476.8
Issuances[1]	—	49.3	49.3
Interest accretion	599.8	165.0	764.8
Benefit payments	(516.4)	(458.8)	(975.2)
Ending balance at original discount rate	22,991.7	7,324.0	30,315.7
Effect of change in discount rate assumptions	112.1	(338.9)	(226.8)
Balance, end of period	$23,103.8	$6,985.1	$30,088.9

Net liability for future policy benefits	$15,557.5	$6,985.1	$22,542.6
Other[2]	0.9	1,452.8	1,453.7
Total liability for future policy benefits	15,558.4	8,437.9	23,996.3
Less: Reinsurance recoverable related to future policy benefits	3.6	6,598.2	6,601.8
Net liability for future policy benefits, after reinsurance recoverable	$15,554.8	$1,839.7	$17,394.5

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

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
June 30, 2025
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

	Six Months Ended June 30, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$352.2	$83.6	$435.8
Interest accretion	$405.1	$165.0	$570.1

	Six Months Ended June 30, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$347.8	$99.6	$447.4
Interest accretion	$398.7	$176.3	$575.0

	June 30, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$59,062.4	$10,667.0	$69,729.4
Expected future gross premiums	$13,215.7	$—	$13,215.7

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,769.7	$—	$7,769.7

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.3%
Current discount rate	5.6%	5.2%	5.5%

Weighted average duration of the liability	15.3 years	7.2 years	12.7 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

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
June 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets are as follows:

	June 30
	2025	2024
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$8,611.6	$8,912.6
Unum International	2,402.5	2,176.2
Colonial Life	1,968.9	1,943.6
Closed Block[1]	23,996.3	24,631.3
Other products[1]	203.6	235.7
Total liability for future policy benefits	$37,182.9	$37,899.4

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
June 30, 2025
Note 8 - Policyholders' Account Balances
Policyholders' account balances primarily include our universal life and corporate-owned life insurance products. Policyholders' account balances reflect customer deposits and interest credited less cost of insurance, administration expenses, surrender charges, and customer withdrawals.

The following table presents the balances and changes in the policyholders' account balances:

	June 30, 2025
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$568.8	$849.0	$4,052.2	$5,470.0
Premiums received	25.2	38.1	12.5	75.8
Policy charges[1]	(27.5)	(35.0)	(55.7)	(118.2)
Surrenders and withdrawals	(16.5)	(19.4)	(9.0)	(44.9)
Benefit payments	(3.1)	(4.2)	(101.8)	(109.1)
Interest credited	10.2	17.0	164.3	191.5
Other	4.1	—	0.3	4.4
Balance, end of period	561.2	845.5	4,062.8	5,469.5
Reserves in excess of account balance	109.9	13.0	40.9	163.8
Total policyholders' account balances	671.1	858.5	4,103.7	5,633.3
Less: Reinsurance recoverable related to policyholders' account balances	0.8	0.1	4,103.7	4,104.6
Net policyholders' account balances, after reinsurance recoverable	$670.3	$858.4	$—	$1,528.7

Weighted average crediting rate	3.7%	4.1%	8.4%	7.3%
Net amount at risk[2]	$3,953.7	$7,924.6	$1,649.5	$13,527.8
Cash surrender value	$550.7	$821.2	$4,034.9	$5,406.8

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
Unum Group and Subsidiaries
June 30, 2025
Note 8 - Policyholders' Account Balances - Continued

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
June 30, 2025
Note 8 - Policyholders' Account Balances - Continued
The balance of the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums is as follows.

	June 30, 2025
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$87.1	$—	$—	$—	$87.1
4.00% - 4.99%	232.7	211.6	—	—	444.3
5.00% - 6.00%	29.8	—	—	—	29.8
	349.6	211.6	—	—	561.2

	Colonial Life
4.00% - 5.00%	839.1	6.4	—	—	845.5

	Closed Block - All Other
3.00% - 5.99%	1,440.1	47.8	6.7	—	1,494.6
6.00% - 8.99%	25.3	—	—	—	25.3
9.00% - 11.99%	2,333.8	—	—	—	2,333.8
12.00% - 15.00%	209.1	—	—	—	209.1
	4,008.3	47.8	6.7	—	4,062.8

Total	$5,197.0	$265.8	$6.7	$—	$5,469.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 8 - Policyholders' Account Balances - Continued

	June 30, 2024
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$90.3	$—	$—	$—	$90.3
4.00% - 4.99%	222.0	192.4	36.3	—	450.7
5.00% - 6.00%	31.7	—	—	—	31.7
	344.0	192.4	36.3	—	572.7

	Colonial Life
4.00% - 5.00%	843.4	6.3	—	—	849.7

	Closed Block - All Other
3.00% - 5.99%	494.2	1,084.2	27.1	—	1,605.5
6.00% - 8.99%	2.5	23.8	—	—	26.3
9.00% - 11.99%	—	2,256.0	—	—	2,256.0
12.00% - 15.00%	—	192.2	—	—	192.2
	496.7	3,556.2	27.1	—	4,080.0

Total	$1,684.1	$3,754.9	$63.4	$—	$5,502.4

Note 9 - Deferred Acquisition Costs

The following tables display the changes in DAC throughout the period:

	June 30, 2025
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,260.6	$53.0	$1,529.2	$2,842.8
Capitalization	170.4	10.9	166.2	347.5
Amortization expense	(136.8)	(5.1)	(115.7)	(257.6)
Foreign currency	—	7.6	—	7.6
Balance, end of period	$1,294.2	$66.4	$1,579.7	$2,940.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 9 - Deferred Acquisition Costs - Continued

	June 30, 2024
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,232.2	$46.9	$1,435.4	$2,714.5
Capitalization	165.8	8.6	157.6	332.0
Amortization expense	(141.0)	(4.8)	(108.3)	(254.1)
Foreign currency	—	(0.9)	—	(0.9)
Balance, end of period	$1,257.0	$49.8	$1,484.7	$2,791.5

	June 30, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$61.1	$51.1	$614.3	$521.2	$12.9	$1,260.6
Capitalization	32.3	23.7	63.3	43.6	7.5	170.4
Amortization expense	(26.1)	(15.7)	(57.3)	(30.6)	(7.1)	(136.8)
Balance, end of period	$67.3	$59.1	$620.3	$534.2	$13.3	$1,294.2

	June 30, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$63.6	$48.9	$610.6	$497.8	$11.3	$1,232.2
Capitalization	32.7	21.0	61.1	43.5	7.5	165.8
Amortization expense	(28.6)	(17.1)	(58.6)	(30.5)	(6.2)	(141.0)
Balance, end of period	$67.7	$52.8	$613.1	$510.8	$12.6	$1,257.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 10 - Segment Information
We have three principal operating segments: Unum US, Unum International, and Colonial Life. Our other operating segments are Closed Block and Corporate.

Segment information is shown below.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$507.8	$521.5	$1,012.3	$1,038.2
Group Short-term Disability	289.3	276.3	567.6	539.4
Group Life and Accidental Death & Dismemberment
Group Life	470.0	447.5	936.2	890.1
Accidental Death & Dismemberment	49.2	46.4	97.4	92.2
Supplemental and Voluntary
Voluntary Benefits	234.5	222.9	468.6	445.8
Individual Disability	166.7	142.2	335.4	284.2
Dental and Vision	81.1	74.1	162.0	148.4
	1,798.6	1,730.9	3,579.5	3,438.3
Unum International
Unum UK
Group Long-term Disability	107.9	102.3	208.1	205.8
Group Life	68.1	48.8	129.7	97.5
Supplemental	47.0	40.6	88.9	83.7
Unum Poland	48.1	37.1	91.1	73.5
	271.1	228.8	517.8	460.5
Colonial Life
Accident, Sickness, and Disability	249.1	241.7	496.2	484.9
Life	122.1	115.2	242.0	229.5
Cancer and Critical Illness	90.9	89.3	181.2	178.7
	462.1	446.2	919.4	893.1
Closed Block
Long-term Care	175.9	173.3	352.1	347.8
All Other	40.3	48.0	82.1	97.8
	216.2	221.3	434.2	445.6

Total Premium Income	$2,748.0	$2,627.2	$5,450.9	$5,237.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 10 - Segment Information - Continued

	Three Months Ended June 30, 2025
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$1,798.6	$271.1	$462.1	$216.2	$—	$2,748.0
Net Investment Income	155.1	46.2	42.6	284.5	32.3	560.7
Other Income	58.0	0.3	0.3	12.1	(0.3)	70.4
Adjusted Operating Revenue	$2,011.7	$317.6	$505.0	$512.8	$32.0	$3,379.1

Adjusted Policy Benefits[1]	$1,110.9	$189.3	$226.0	$413.7	$—	$1,939.9
Adjusted Policy Benefits - Remeasurement Loss (Gain)	(18.7)	7.1	(2.8)	45.6	—	31.2
Commissions	203.8	25.1	98.6	16.0	—	343.5
Interest and Debt Expense	—	—	—	—	52.0	52.0
Deferral of Acquisition Costs	(85.7)	(5.6)	(83.6)	—	—	(174.9)
Amortization of Deferred Acquisition Costs	71.6	2.6	58.0	—	—	132.2
Other Segment Items[2]	411.6	57.5	91.4	33.6	11.7	605.8
Adjusted Benefits and Expenses	$1,693.5	$276.0	$387.6	$508.9	$63.7	$2,929.7

Adjusted Operating Income (Loss)	$318.2	$41.6	$117.4	$3.9	$(31.7)	$449.4
[1]Excludes the impact of non-contemporaneous reinsurance in the Closed Block segment.
[2]Excludes the amortization of the cost of reinsurance in the Closed Block segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the three months ended June 30, 2025 was $21.2 million, $5.2 million, $4.0 million, $1.5 million, and $0.2 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 10 - Segment Information - Continued

	Three Months Ended June 30, 2024
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$1,730.9	$228.8	$446.2	$221.3	$—	$2,627.2
Net Investment Income	158.1	38.0	40.5	294.2	14.3	545.1
Other Income	58.2	0.5	0.2	12.2	0.4	71.5
Adjusted Operating Revenue	$1,947.2	$267.3	$486.9	$527.7	$14.7	$3,243.8

Adjusted Policy Benefits[1]	$1,079.5	$155.3	$222.9	$401.9	$—	$1,859.6
Adjusted Policy Benefits - Remeasurement Loss (Gain)	(72.9)	0.9	(9.5)	24.4	—	(57.1)
Commissions	187.1	20.4	94.0	17.6	—	319.1
Interest and Debt Expense	—	—	—	—	49.9	49.9
Deferral of Acquisition Costs	(82.5)	(4.3)	(78.3)	—	—	(165.1)
Amortization of Deferred Acquisition Costs	71.2	2.4	54.3	—	—	127.9
Other Segment Items[2]	407.3	50.1	86.6	32.2	10.1	586.3
Adjusted Benefits and Expenses	$1,589.7	$224.8	$370.0	$476.1	$60.0	$2,720.6

Adjusted Operating Income (Loss)	$357.5	$42.5	$116.9	$51.6	$(45.3)	$523.2
[1]Excludes the impact of non-contemporaneous reinsurance in the Closed Block segment.
[2]Excludes the amortization of the cost of reinsurance in the Closed Block segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the three months ended June 30, 2024 was $20.5 million, $4.3 million, $3.7 million, $1.3 million, and de minimis for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 10 - Segment Information - Continued

	Six Months Ended June 30, 2025
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$3,579.5	$517.8	$919.4	$434.2	$—	$5,450.9
Net Investment Income	304.0	74.7	84.8	554.2	56.2	1,073.9
Other Income	129.9	0.4	0.7	22.0	(0.3)	152.7
Adjusted Operating Revenue	$4,013.4	$592.9	$1,004.9	$1,010.4	$55.9	$6,677.5

Adjusted Policy Benefits[1]	$2,249.5	$362.2	$452.6	$829.1	$—	$3,893.4
Adjusted Policy Benefits - Remeasurement Loss (Gain)	(94.1)	(1.7)	(11.3)	49.0	—	(58.1)
Commissions	409.4	47.5	195.9	33.9	—	686.7
Interest and Debt Expense	—	—	—	—	104.0	104.0
Deferral of Acquisition Costs	(170.4)	(10.9)	(166.2)	—	—	(347.5)
Amortization of Deferred Acquisition Costs	136.8	5.1	115.7	—	—	257.6
Other Segment Items[2]	834.9	110.4	185.1	70.1	24.7	1,225.2
Adjusted Benefits and Expenses	$3,366.1	$512.6	$771.8	$982.1	$128.7	$5,761.3

Adjusted Operating Income (Loss)	$647.3	$80.3	$233.1	$28.3	$(72.8)	$916.2
[1]Excludes the impact of non-contemporaneous reinsurance in the Closed Block segment.
[2]Excludes the amortization of the cost of reinsurance in the Closed Block segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the six months ended June 30, 2025 was $42.5 million, $9.9 million, $8.2 million, $3.0 million, and $0.3 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 10 - Segment Information - Continued

	Six Months Ended June 30, 2024
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$3,438.3	$460.5	$893.1	$445.6	$—	$5,237.5
Net Investment Income	315.1	64.1	79.8	567.3	32.3	1,058.6
Other Income	118.8	0.8	3.2	25.3	1.1	149.2
Adjusted Operating Revenue	$3,872.2	$525.4	$976.1	$1,038.2	$33.4	$6,445.3

Adjusted Policy Benefits[1]	$2,161.2	$319.2	$449.6	$815.4	$—	$3,745.4
Adjusted Policy Benefits - Remeasurement Loss (Gain)	(185.3)	(7.1)	(19.1)	46.7	—	(164.8)
Commissions	369.3	40.0	189.2	34.2	—	632.7
Interest and Debt Expense	—	—	—	—	99.4	99.4
Deferral of Acquisition Costs	(165.8)	(8.6)	(157.6)	—	—	(332.0)
Amortization of Deferred Acquisition Costs	141.0	4.8	108.3	—	—	254.1
Other Segment Items[2]	809.1	97.2	175.1	66.0	25.4	1,172.8
Adjusted Benefits and Expenses	$3,129.5	$445.5	$745.5	$962.3	$124.8	$5,407.6

Adjusted Operating Income (Loss)	$742.7	$79.9	$230.6	$75.9	$(91.4)	$1,037.7
[1]Excludes the impact of non-contemporaneous reinsurance in the Closed Block segment.
[2]Excludes the amortization of the cost of reinsurance in the Closed Block segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the six months ended June 30, 2024 was $41.8 million, $8.6 million, $7.5 million, $2.6 million, and $0.1 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

	June 30	December 31
	2025	2024
	(in millions of dollars)
Assets
Unum US	$14,813.8	$14,981.6
Unum International	3,712.8	3,291.3
Colonial Life	5,112.3	4,964.2
Closed Block	33,280.3	33,376.0
Corporate	5,924.6	5,346.2
Total Assets	$62,843.8	$61,959.3

We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At June 30, 2025 and December 31, 2024 goodwill was $353.3 million and $349.1 million, respectively, with $280.0 million attributable to Unum US in both periods, $45.6 million and $41.4 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in both periods.

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
Unum Group and Subsidiaries
June 30, 2025
Note 10 - Segment Information - Continued
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

Investment gains or losses primarily include realized investment gains or losses, expected investment credit losses, impairment losses and gains or losses on derivatives. Investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of investment gains or losses. Although we may experience investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities.

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
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(in millions of dollars)
Total Revenue	$3,361.4	$3,233.4	$6,453.0	$6,433.7
Excluding:
Net Investment Loss	(17.7)	(10.4)	(224.5)	(11.6)
Adjusted Operating Revenue	$3,379.1	$3,243.8	$6,677.5	$6,445.3

Income Before Income Tax	$417.0	$495.5	$660.6	$991.2
Excluding:
Net Investment Loss Related to the Reinsurance Agreement	(8.5)	—	(184.4)	—
Net Investment Loss, Other	(9.2)	(10.4)	(40.1)	(11.6)
Total Net Investment Loss	(17.7)	(10.4)	(224.5)	(11.6)
Amortization of the Cost of Reinsurance	(9.7)	(10.3)	(19.3)	(20.7)
Non-Contemporaneous Reinsurance	(5.0)	(7.0)	(11.8)	(14.2)
Adjusted Operating Income	$449.4	$523.2	$916.2	$1,037.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
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
The following table provides the components of the net periodic benefit cost for the defined benefit pension and OPEB plans.

	Three Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2025	2024	2025	2024	2025	2024
	(in millions of dollars)
Service Cost	$2.3	$2.3	$—	$—	$—	$—
Interest Cost	21.4	20.7	2.2	1.9	1.0	1.0
Expected Return on Plan Assets	(21.8)	(22.8)	(2.2)	(2.1)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss (Gain)	3.7	3.6	0.7	0.7	(0.3)	(0.4)
Total Net Periodic Benefit Cost	$5.6	$3.8	$0.7	$0.5	$0.6	$0.5

	Six Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2025	2024	2025	2024	2025	2024
	(in millions of dollars)
Service Cost	$4.7	$4.6	$—	$—	$—	$—
Interest Cost	42.8	41.4	4.3	3.8	2.0	2.0
Expected Return on Plan Assets	(43.6)	(45.6)	(4.4)	(4.2)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss (Gain)	7.4	7.3	1.4	1.5	(0.6)	(0.6)
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost	$11.3	$7.7	$1.3	$1.1	$1.1	$1.1

We made a regulatory contribution of $18.3 million to our U.K defined benefit pension plan during the second quarter of 2025.

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 12 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(in millions of dollars, except share data)
Numerator
Net Income	$335.6	$389.5	$524.7	$784.7

Denominator (000s)
Weighted Average Common Shares - Basic	174,110.9	189,894.1	176,142.6	191,302.5
Dilution for Assumed Exercises of Nonvested Stock Awards	321.0	435.2	456.0	576.0
Weighted Average Common Shares - Assuming Dilution	174,431.9	190,329.3	176,598.6	191,878.5

Net Income Per Common Share
Basic	$1.93	$2.05	$2.98	$4.10
Assuming Dilution	$1.92	$2.05	$2.97	$4.09

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested stock success units and nonvested restricted stock units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested stock success units and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding nonvested stock success units and nonvested restricted stock units have grant prices ranging from $18.78 to $83.04. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive were 0.3 million for the three and six months ended June 30, 2025. There were a de minimis amount and 0.3 million potential common shares that were antidilutive for the three and six months ended June 30, 2024, respectively.

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
June 30, 2025
Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
Our board of directors has authorized the following repurchase programs:

	February 2025 Authorization	July 2024 Authorization[1]	October 2023 Authorization[2]
	(in millions)
Effective Date	April 1, 2025	August 1, 2024	January 1, 2024
Expiration Date	None	March 31, 2025	July 31, 2024
Authorized Repurchase Amount	$1,000.0	$1,000.0	$500.0
Cost of Shares Repurchased Under Repurchase Program	300.0	706.8	464.2
Unused and Expired	—	293.2	35.8
Remaining Repurchase Amount at June 30, 2025	$700.0	$—	$—

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

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(in millions)
Shares Repurchased[1]	3.8	3.5	7.1	6.0
Cost of Shares Repurchased[2]	$303.3	$179.8	$505.9	$302.8

1For the six months ended June 30, 2025, includes 0.7 million shares related to the settlement of the November 2024 accelerated share repurchase agreement (ASR) which occurred in February 2025.
2Includes $0.4 million and $0.9 million of commissions for the three and six months ended June 30, 2025, respectively, and a de minimis amount of commissions for the three and six months ended June 30, 2024. Also includes $2.9 million and $5.0 million of excise tax for the three and six months ended June 30, 2025, respectively, and $1.7 million and $2.8 million of excise tax for the three and six months ended June 30, 2024, respectively.

As a part of our share repurchase program, we periodically enter into accelerated share repurchase agreements. Under the terms of these agreements, we make a prepayment to a financial counterparty for which we receive an initial delivery of approximately 75 percent of the total Unum Group common stock to be delivered under the agreement. We simultaneously enter into a forward contract indexed to the price of Unum Group common stock, which subjects the transactions to a future price adjustment. Under the terms of the agreements, we are to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us is settled in shares of Unum Group common stock. Any price adjustment we would be required to pay

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
may be settled in either cash or common stock at our option. Details of our ASRs impacting the three and six months ended June 30, 2025 and 2024 are as follows:

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

Claim Handling Matters

We and our insurance subsidiaries, in the ordinary course of our business, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most typically these lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 13 - Commitments and Contingent Liabilities - Continued
handling of insurance claims. For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. We expect that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to our consolidated financial condition. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on our consolidated results of operations in a period, depending on the results of operations for the particular period.

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

Note 14 - Debt and Other

Credit Facility

In April 2025, we and certain of our traditional U.S. life insurance subsidiaries, Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident) and Colonial Life & Accident Insurance Company, amended and restated the terms of our existing credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The revolving credit facility, which was previously set to expire in 2027, was extended through April 2030. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Other of our domestic wholly-owned subsidiaries are permitted to join the credit facility as borrowers, subject to certain conditions. Any obligation of a subsidiary under the credit facility is subject to an unconditional guarantee by Unum Group. At June 30, 2025, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $0.4 million had been issued.

Borrowings under the credit facility are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility includes financial covenants based on our leverage ratio and consolidated net worth as well as covenants that limit subsidiary indebtedness.

Debt

In June 2024, we issued $400.0 million of 6.000% senior notes due 2054. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt. A portion of the net proceeds of the offering were used to repay the $350.0 million aggregate principal amount of outstanding indebtedness under our senior unsecured delayed draw term loan facility which was repaid and subsequently terminated.

Allowance for Expected Credit Losses on Premiums Receivable

At June 30, 2025, March 31, 2025, and December 31, 2024, the allowance for expected credit losses on premiums receivable was $27.6 million, $27.0 million, and $26.8 million, respectively, on gross premiums receivable of $691.7 million, $631.8 million, and $584.1 million, respectively. The increase in the allowance of $0.6 million and $0.8 million during the three and six months ended June 30, 2025, respectively, was driven by an increase in gross premiums receivable.

At June 30, 2024, March 31, 2024, and December 31, 2023, the allowance for expected credit losses on premiums receivable was $26.8 million, $30.0 million, and $29.5 million, respectively, on gross premiums receivable of $659.8 million $676.9 million, and $612.4 million, respectively. The decrease in the allowance of $3.2 million during the three months ended June 30, 2024, was driven primarily by improvements in unemployment levels. The decrease of $2.7 million during the six months ended June 30, 2024, was driven primarily by improvements in the age of premiums receivable and unemployment levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
June 30, 2025
Note 14 - Debt and Other - Continued
Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction

In February 2025, Unum America entered into a master transaction agreement with Fortitude Reinsurance Company Ltd. (Fortitude Re) which resulted in the execution of a coinsurance agreement (reinsurance agreement) during July 2025. This reinsurance agreement reinsures a portion of our Closed Block long-term care business and a portion of our Unum US individual disability business on a coinsurance basis to Fortitude Re. The reinsurance agreement represents approximately 21 percent of total Closed Block long-term care future policy benefits and approximately 15 percent of Unum US individual disability future policy benefits as of December 31, 2024.

Upon closing the transaction in July 2025, we transferred to Fortitude Re $953.5 million of cash, which included the ceding commission of $461.7 million, as well as fixed maturity securities which had an amortized cost of $3,096.3 million and a fair value of $3,224.5 million as of June 30, 2025. A final settlement, including the final ceding commission adjustment, is expected prior to the end of 2025. Fortitude Re established and will maintain a collateralized trust account for the benefit of Unum America to secure its obligations under the reinsurance agreement.

In July 2025, immediately prior to entering into the reinsurance agreement with Fortitude Re, Unum America recaptured the aforementioned Closed Block long-term care business from Fairwind Insurance Company, an affiliated captive reinsurer, and assumed the aforementioned Unum US individual disability business from Provident, an affiliate.

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

Operating Performance and Capital Management

For the second quarter of 2025, we reported net income of $335.6 million, or $1.92 per diluted common share, compared to net income of $389.5 million, or $2.05 per diluted common share, in the second quarter of 2024. For the first six months of 2025, we reported net income of $524.7 million, or $2.97 per diluted common share, compared to net income of $784.7 million, or $4.09 per diluted common share in the same period of 2024.

Included in our results for the second quarter of 2025 are:

•A net investment loss of $17.7 million before tax and $13.9 million after tax, or $0.08 per diluted common share;
•Amortization of the cost of reinsurance of $9.7 million before tax and $7.7 million after tax, or $0.05 per diluted common share; and
•Non-contemporaneous reinsurance of $5.0 million before tax and $3.9 million after tax, or $0.02 per diluted common share.

Included in our results for the first six months of 2025 are:

•A net investment loss of $224.5 million before tax and $177.3 million after tax, or $1.00 per diluted common share;
•Amortization of the cost of reinsurance of $19.3 million before tax and $15.3 million after tax, or $0.09 per diluted common share; and
•Non-contemporaneous reinsurance of $11.8 million before tax and $9.3 million after tax, or $0.05 per diluted common share.

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
•Amortization of the cost of reinsurance $20.7 million before tax and $16.4 million after tax, or $0.08 per diluted common share; and
•Non-contemporaneous reinsurance of $14.2 million before tax and $11.2 million after tax, or $0.06 per diluted common share.

Excluding these items, after-tax adjusted operating income for the second quarter of 2025 was $361.1 million, or $2.07 per diluted common share compared to $411.4 million, or $2.16 per diluted common share, for the same period of 2024. After-tax adjusted operating income was $726.6 million, or $4.11 per diluted common share, in the first six months of 2025, compared to $821.3 million, or $4.28 per diluted common share, in the first six months of 2024. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for further discussion and a reconciliation of these items.

Our Unum US segment reported adjusted operating income of $318.2 million and $647.3 million in the second quarter and first six months of 2025, respectively, compared to $357.5 million and $742.7 million in the same periods of 2024, due to unfavorable benefits experience and higher commissions, partially offset by higher premium income. The benefit ratio for our Unum US segment was 60.7 percent and 60.2 percent in the second quarter and first six months of 2025, respectively, compared to 58.2 percent and 57.5 percent in the same periods of 2024. Unum US sales decreased 16.2 percent and 8.1 percent in the second quarter and first six months of 2025, respectively, compared to the same periods of 2024.

Our Unum International segment reported adjusted operating income of $41.6 million and $80.3 million in the second quarter and first six months of 2025, respectively, compared to $42.5 million and $79.9 million in the same periods of 2024. Our Unum UK line of business reported adjusted operating income of £29.4 million and £58.9 million in the second quarter and first six months of 2025, respectively, compared to £32.5 million and £60.7 million in the same periods of 2024, due to unfavorable benefits experience, partially offset by higher premium income and net investment income. The benefit ratio for our Unum UK line of business was 75.0 percent and 71.1 percent in the second quarter and first six months of 2025, respectively, compared to 69.5 percent and 68.8 percent in the same periods of 2024. Unum International sales, as measured in U.S. dollars, increased 1.1 percent and decreased 7.3 percent in the second quarter and first six months of 2025, respectively, compared to the same periods of 2024. Unum UK sales, as measured in local currency, decreased 13.5 percent and 19.4 percent in the second quarter and first six months of 2025, respectively, compared to the same periods of 2024.

Our Colonial Life segment reported adjusted operating income of $117.4 million and $233.1 million in the second quarter and first six months of 2025, compared to $116.9 million and $230.6 million in the same periods of 2024, primarily due to higher premium income and net investment income, partially offset by higher operating expenses. Also impacting the comparison of the second quarter of 2025, compared to the same period of 2024, was unfavorable benefit experience. The benefit ratio for Colonial Life was 48.3 percent and 48.0 percent in the second quarter and first six months of 2025, respectively, compared to 47.8 percent and 48.2 percent in the same periods of 2024. Colonial Life sales increased 2.9 percent and 2.6 percent in the second quarter and first six months of 2025, respectively, compared to the same periods of 2024.

Our Closed Block segment reported a loss before income tax and net investment gains and losses of $10.8 million and $2.8 million in the second quarter and first six months of 2025, respectively, compared to income before income tax and net investment gains and losses of $34.3 million and $41.0 million in the same periods of 2024, which includes the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction. Excluding these items, our Closed Block Segment reported adjusted operating income of $3.9 million and $28.3 million in the second quarter and first six months of 2025, respectively, compared to $51.6 million and $75.9 million in the same periods of 2024, due primarily to unfavorable benefits experience and a decrease in net investment income. The net premium ratio for long-term care increased to 94.9 percent at June 30, 2025 from 93.7 percent at June 30, 2024.

A rising interest rate environment could positively impact our yields on new investments, but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact our yields on new investments, but could also reduce unrealized losses in our current holdings. As of June 30, 2025, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell nor any securities for which it is more likely than not that we will be required to sell before recovery in amortized cost for which an impairment loss was not recorded. During the first six months of 2025, we recognized impairment losses totaling $160.9 million as a result of our intent to transfer certain fixed maturity securities related to the reinsurance transaction with Fortitude Reinsurance Company Ltd. (Fortitude Re) which closed in July 2025. The net unrealized loss on our fixed maturity securities was $2.0 billion at June 30, 2025, compared to $2.6 billion at December 31, 2024,with the decrease due primarily to a decrease in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.47 percent for the first six months of 2025 compared to a yield of 4.44 percent for full year 2024.

Additionally, a rising interest rate environment could result in reserve decreases while a declining interest rate environment could result in reserve increases, specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The change in discount rate assumptions on the liability for future policy benefits, net of reinsurance, due primarily to the decrease in U.S. Treasury rates during the first six months of 2025, resulted in an increase to the liability for future policy benefits, net of reinsurance, of approximately $0.2 billion.

We believe our capital and financial positions are strong. At June 30, 2025, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 485 percent, which is above our long-term expectation. We repurchased 7.1 million shares and 6.0 million shares of Unum Group common stock under our share repurchase program, during the first six months of 2025 and 2024, respectively, at a cost of $505.9 million and $302.8 million, respectively, including commissions and excise tax. Our weighted average common shares outstanding, assuming dilution, equaled 174.4 million and 190.3 million for the second quarters of 2025 and 2024, respectively, and 176.6 million and 191.9 million for the first six months of 2025 and 2024, respectively. As of June 30, 2025, Unum Group and our intermediate holding companies had available holding company liquidity of $1,955.7 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction

In February 2025, Unum America entered into a master transaction agreement with Fortitude Re which resulted in the execution of a coinsurance agreement (reinsurance agreement) during July 2025. This reinsurance agreement reinsures a portion of our Closed Block long-term care business and a portion of our Unum US individual disability business on a coinsurance basis to Fortitude Re. The reinsurance agreement represents approximately 21 percent of total Closed Block long-term care future policy benefits and approximately 15 percent of Unum US individual disability future policy benefits as of December 31, 2024.

Upon closing the transaction in July 2025, we transferred to Fortitude Re $953.5 million of cash, which included the ceding commission of $461.7 million, as well as fixed maturity securities which had an amortized cost of $3,096.3 million and a fair value of $3,224.5 million as of June 30, 2025. A final settlement, including the final ceding commission adjustment, is expected prior to the end of 2025. Fortitude Re established and will maintain a collateralized trust account for the benefit of Unum America to secure its obligations under the reinsurance agreement. During the first six months of 2025, we recognized impairment losses totaling $160.9 million based on our intent to transfer these fixed maturity securities. In preparation for the transaction, fixed maturity securities with a fair value of $151.6 million and amortized cost of $175.1 million were sold during the first six months of 2025, resulting in a $23.5 million net loss. Although we transferred a significant portion of our fixed maturity securities portfolio during the third quarter of 2025 as a part of this transaction, the overall credit profile of our remaining portfolio did not change.

In July 2025, immediately prior to entering into the reinsurance agreement with Fortitude Re, Unum America recaptured the aforementioned Closed Block long-term care business from Fairwind Insurance Company (Fairwind), an affiliated captive reinsurer, and assumed the aforementioned Unum US individual disability business from Provident, an affiliate.

See Notes 4 and 14 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" and "Liquidity and Capital Resources" contained herein in this Item 2 for further information.

Global Minimum Tax

The Organization for Economic Co-operation and Development (OECD) has established model rules to ensure a minimum level of tax of 15 percent (Pillar Two) for multinational companies. Several jurisdictions, including the United Kingdom, Ireland, and Poland have adopted Pillar Two beginning on or after December 31, 2023. We have not recorded Pillar Two taxes as of June 30, 2025, and we do not expect material impacts in 2025. We will continue to monitor legislative developments and refine our estimates as necessary.

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Bill Act (OBBBA) was signed into U.S. law. We do not expect the OBBBA to have a material impact on our financial position or results of operations in 2025.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended June 30
	2025		2024
	(in millions)	per share *	(in millions)	per share *
Net Income	$335.6	$1.92	$389.5	$2.05
Excluding:
Net Investment Loss
Net Investment Loss Related to the Reinsurance Agreement (net of tax benefit of $1.9; $—)	(6.6)	(0.04)	—	—
Net Investment Loss, Other (net of tax benefit of $1.9; $2.2)	(7.3)	(0.04)	(8.2)	(0.04)
Total Net Investment Loss	(13.9)	(0.08)	(8.2)	(0.04)
Amortization of the Cost of Reinsurance (net of tax benefit of $2.0; $2.1)	(7.7)	(0.05)	(8.2)	(0.04)
Non-Contemporaneous Reinsurance (net of tax benefit of $1.1; $1.5)	(3.9)	(0.02)	(5.5)	(0.03)
After-tax Adjusted Operating Income	$361.1	$2.07	$411.4	$2.16

*Assuming Dilution

	Six Months Ended June 30
	2025		2024
	(in millions)	per share *	(in millions)	per share *
Net Income	$524.7	$2.97	$784.7	$4.09
Excluding:
Net Investment Loss
Net Investment Loss Related to the Reinsurance Agreement (net of tax benefit of $38.8; $—)	(145.6)	(0.82)	—	—
Net Investment Loss, Other (net of tax benefit of $8.4; $2.6)	(31.7)	(0.18)	(9.0)	(0.05)
Total Net Investment Loss	(177.3)	(1.00)	(9.0)	(0.05)
Amortization of the Cost of Reinsurance (net of tax benefit of $4.0; $4.3)	(15.3)	(0.09)	(16.4)	(0.08)
Non-Contemporaneous Reinsurance (net of tax benefit of $2.5; $3.0)	(9.3)	(0.05)	(11.2)	(0.06)
After-tax Adjusted Operating Income	$726.6	$4.11	$821.3	$4.28

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(in millions of dollars)
Total Revenue	$3,361.4	$3,233.4	$6,453.0	$6,433.7
Excluding:
Net Investment Loss	(17.7)	(10.4)	(224.5)	(11.6)
Adjusted Operating Revenue	$3,379.1	$3,243.8	$6,677.5	$6,445.3

Income Before Income Tax	$417.0	$495.5	$660.6	$991.2
Excluding:
Net Investment Loss Related to the Reinsurance Agreement	(8.5)	—	(184.4)	—
Net Investment Loss, Other	(9.2)	(10.4)	(40.1)	(11.6)
Total Net Investment Loss	(17.7)	(10.4)	(224.5)	(11.6)
Amortization of the Cost of Reinsurance	(9.7)	(10.3)	(19.3)	(20.7)
Non-Contemporaneous Reinsurance	(5.0)	(7.0)	(11.8)	(14.2)
Adjusted Operating Income	$449.4	$523.2	$916.2	$1,037.7

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to the liability for future policy benefits, fair value of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2025.

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

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Revenue
Premium Income	$2,748.0	4.6%	$2,627.2	$5,450.9	4.1%	$5,237.5
Net Investment Income	560.7	2.9	545.1	1,073.9	1.4	1,058.6
Net Investment Loss	(17.7)	70.2	(10.4)	(224.5)	N.M.	(11.6)
Other Income	70.4	(1.5)	71.5	152.7	2.3	149.2
Total Revenue	3,361.4	4.0	3,233.4	6,453.0	0.3	6,433.7

Benefits and Expenses
Policy Benefits	1,944.9	4.2	1,866.6	3,905.2	3.9	3,759.6
Policy Benefits - Remeasurement Loss (Gain)	31.2	154.6	(57.1)	(58.1)	(64.7)	(164.8)
Commissions	343.5	7.6	319.1	686.7	8.5	632.7
Interest and Debt Expense	52.0	4.2	49.9	104.0	4.6	99.4
Deferral of Acquisition Costs	(174.9)	5.9	(165.1)	(347.5)	4.7	(332.0)
Amortization of Deferred Acquisition Costs	132.2	3.4	127.9	257.6	1.4	254.1
Compensation Expense	292.0	(1.3)	295.9	602.4	0.1	601.7
Other Expenses	323.5	7.6	300.7	642.1	8.5	591.8
Total Benefits and Expenses	2,944.4	7.5	2,737.9	5,792.4	6.4	5,442.5

Income Before Income Tax	417.0	(15.8)	495.5	660.6	(33.4)	991.2
Income Tax Expense	81.4	(23.2)	106.0	135.9	(34.2)	206.5

Net Income	$335.6	(13.8)	$389.5	$524.7	(33.1)	$784.7

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.333 and 1.265 for the three months ended June 30, 2025 and 2024, and 1.299 and 1.265 for the six months ended June 30, 2025 and 2024, respectively. If the 2024 results for our U.K. operations had been translated at the weighted average exchange rates of 2025, our adjusted operating revenue would have been higher by approximately $13 million and $12 million, respectively, in the second quarter and first six months of 2024 and our adjusted operating income would have been higher by approximately $2 million for both the second quarter and first six months of 2024. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income increased in each of our principal operating segments in the second quarter and first six months of 2025 compared to the same periods of 2024, primarily due to prior period sales and the impacts from the recapture of a previously ceded block of business in our Unum US individual disability product line that occurred in the first quarter of 2025, partially offset by the expected decline in medical stop-loss in our Unum US segment. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income was higher in the second quarter and first six months of 2025 compared to the same periods of 2024 due primarily an increase in the level of invested assets and higher investment income from inflation index-linked bonds held by

Unum UK. Partially offsetting the higher net investment income for the first six months of 2025 compared to the same period of 2024 was a decrease in yield on invested assets.

Our investment gains and losses on fixed maturity securities include net losses on sales of $13.5 million and $5.4 million in the second quarter of 2025 and 2024, respectively, and $58.2 million and $21.2 million in the first six months of 2025 and 2024, respectively. The net losses for the first six months of 2025 were primarily related to a realized loss of $23.5 million on sales of fixed maturity securities relating to our reinsurance transaction with Fortitude Re as well as a $19.1 million realized loss on sales of fixed maturity securities relating to funding of a dividend from one of our subsidiaries. Credit and impairment losses on fixed maturity securities were $19.1 million and $172.5 million during the second quarter and first six months of 2025, respectively. Credit and impairment losses on fixed maturity securities for the first six months of 2025 is primarily comprised of the $160.9 million impairment loss based on the intent to transfer fixed-maturity securities in anticipation of our reinsurance agreement with Fortitude Re. Credit and impairment losses on fixed maturity securities were $4.1 million during the second quarter and first six months of 2024. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" contained herein in this Item 2 for further information.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only business, and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment. Also included within other income for the first six months of 2025 is a gain on the recapture of a previously ceded block of business in the Unum US individual disability product line.

Overall benefits experience was unfavorable in the second quarter and first six months of 2025 relative to the same periods of 2024. The consolidated benefit ratio, which includes the remeasurement gain or loss, was 71.9 percent and 70.6 percent in the second quarter and first six months of 2025, respectively, compared to 68.9 percent and 68.6 percent for the same prior year periods. Excluding the impact of non-contemporaneous reinsurance, the consolidated benefit ratio was 71.7 percent and 70.4 percent in the second quarter and first six months of 2025, respectively, compared to 68.6 percent and 68.4 percent for the same prior year periods. The benefit ratio, which includes the remeasurement gain or loss, for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions were higher during the second quarter and first six months of 2025 compared to the same periods of 2024 primarily due to the continued impacts from the recapture of a previously ceded block of business in our Unum US individual disability product line that occurred in the first quarter of 2025 as well as prior period sales in our principal operating business segments. The deferral of acquisition costs was higher during the second quarter and first six months of 2025 compared to the same periods of 2024 primarily due to increase in commissions and other sales-related costs in our Colonial Life segment. The increase in the amortization of deferred acquisition costs in the second quarter and first six months of 2025 compared to the same periods of 2024 is due primarily to growth in the level of the deferred asset in our Colonial Life segment.

Other expenses and compensation expense, on a combined basis, increased in the second quarter and first six months of 2025 compared to the same periods of 2024 due primarily to an increase in operational investments in our business and impacts from the recapture of a previously ceded block of business in our Unum US individual disability product line that occurred in the first quarter of 2025.

Our effective income tax rates for the second quarter and first six months of 2025 were 19.5 percent and 20.6 percent of income before income tax, respectively, compared to 21.4 percent and 20.8 percent for the same prior year periods. Our effective income tax rate differed from the U.S. statutory rate of 21 percent for the second quarter of 2025 primarily due to tax exempt income. Our effective income tax rates were generally consistent with the U.S. statutory rate of 21 percent in effect for the second quarter of 2024 and for the first six months of 2025 and 2024.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Unum US	$262.4	(16.2)%	$313.2	$539.9	(8.1)%	$587.3

Unum International	$65.0	1.1%	$64.3	$101.9	(7.3)%	$109.9

Colonial Life	$126.5	2.9%	$122.9	$231.8	2.6%	$225.9
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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Adjusted Operating Revenue
Premium Income	$1,798.6	3.9%	$1,730.9	$3,579.5	4.1%	$3,438.3
Net Investment Income	155.1	(1.9)	158.1	304.0	(3.5)	315.1
Other Income	58.0	(0.3)	58.2	129.9	9.3	118.8
Total	2,011.7	3.3	1,947.2	4,013.4	3.6	3,872.2

Benefits and Expenses
Policy Benefits	1,110.9	2.9	1,079.5	2,249.5	4.1	2,161.2
Policy Benefits - Remeasurement Gain	(18.7)	(74.3)	(72.9)	(94.1)	(49.2)	(185.3)
Commissions	203.8	8.9	187.1	409.4	10.9	369.3
Deferral of Acquisition Costs	(85.7)	3.9	(82.5)	(170.4)	2.8	(165.8)
Amortization of Deferred Acquisition Costs	71.6	0.6	71.2	136.8	(3.0)	141.0
Other Expenses	411.6	1.1	407.3	834.9	3.2	809.1
Total	1,693.5	6.5	1,589.7	3,366.1	7.6	3,129.5

Adjusted Operating Income	$318.2	(11.0)	$357.5	$647.3	(12.8)	$742.7

Operating Ratios (% of Premium Income):
Benefit Ratio	60.7%		58.2%	60.2%		57.5%
Other Expense Ratio[1]	22.2%		22.8%	22.6%		22.8%
Adjusted Operating Income Ratio	17.7%		20.7%	18.1%		21.6%

[1]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$507.8	(2.6)%	$521.5	$1,012.3	(2.5)%	$1,038.2
Group Short-term Disability	289.3	4.7	276.3	567.6	5.2	539.4
Total Premium Income	797.1	(0.1)	797.8	1,579.9	0.1	1,577.6
Net Investment Income	74.5	(4.9)	78.3	148.5	(4.9)	156.1
Other Income	56.6	(1.6)	57.5	112.6	(3.1)	116.2
Total	928.2	(0.6)	933.6	1,841.0	(0.5)	1,849.9

Benefits and Expenses
Policy Benefits	514.6	(1.0)	519.7	1,043.5	0.2	1,041.3
Policy Benefits - Remeasurement Gain	(18.5)	(61.5)	(48.0)	(63.7)	(47.4)	(121.0)
Commissions	63.9	2.6	62.3	128.9	3.9	124.1
Deferral of Acquisition Costs	(16.2)	—	(16.2)	(32.3)	(1.2)	(32.7)
Amortization of Deferred Acquisition Costs	15.7	10.6	14.2	26.1	(8.7)	28.6
Other Expenses	243.9	(1.8)	248.4	494.5	0.6	491.6
Total	803.4	2.9	780.4	1,597.0	4.2	1,531.9

Adjusted Operating Income	$124.8	(18.5)	$153.2	$244.0	(23.3)	$318.0

Operating Ratios (% of Premium Income):
Benefit Ratio	62.2%		59.1%	62.0%		58.3%
Other Expense Ratio[1]	28.6%		29.0%	29.2%		29.0%
Adjusted Operating Income Ratio	15.7%		19.2%	15.4%		20.2%

Persistency:
Group Long-term Disability				90.6%		93.1%
Group Short-term Disability				88.2%		91.8%

[1]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

Premium income was consistent in the second quarter and first six months of 2025 compared to the same periods of 2024 due to the expected decline in medical stop-loss premium and lower persistency, mostly offset by an increase in premium income due to prior period sales. Net investment income was lower in the second quarter and first six months of 2025 compared to the same periods of 2024 due to a lower level of invested assets. Other income was generally consistent in the second quarter and first six months of 2025 compared to the same periods of 2024.

The benefit ratio was unfavorable in the second quarter and first six months of 2025 compared to the same periods of 2024 due to lower recoveries in our long-term disability product line and higher average claims size in our short-term disability product line. Also contributing to the unfavorable benefit ratio in the first six months of 2025 compared to the same period of 2024 was higher incidence in our long-term disability product line.

Commissions were higher in the second quarter and first six months of 2025 compared to the same periods of 2024 due primarily to prior period sales. The deferral of acquisition costs were generally consistent in the second quarter and first six months of 2025 compared to the same periods of 2024. The amortization of deferred acquisition costs changed in the second quarter and first six months of 2025 compared to the same periods of 2024 due to the composition of lapses across cohorts. The other expense ratio, which includes other income that is primarily related to fee-based service products, was favorable in the second quarter of 2025 compared to the same period of 2024 due to our focus on expense management and operating efficiencies. The other expense ratio was generally consistent for the first six months of 2025 compared to the same period of 2024.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Group Life	$470.0	5.0%	$447.5	$936.2	5.2%	$890.1
Accidental Death & Dismemberment	49.2	6.0	46.4	97.4	5.6	92.2
Total Premium Income	519.2	5.1	493.9	1,033.6	5.2	982.3
Net Investment Income	21.1	(6.2)	22.5	39.3	(11.7)	44.5
Other Income	0.4	N.M.	0.1	0.5	(54.5)	1.1
Total	540.7	4.7	516.5	1,073.4	4.4	1,027.9

Benefits and Expenses
Policy Benefits	361.5	5.7	341.9	739.1	6.5	694.2
Policy Benefits - Remeasurement Loss (Gain)	0.6	103.2	(18.8)	(20.3)	(46.4)	(37.9)
Commissions	47.5	11.2	42.7	94.5	12.0	84.4
Deferral of Acquisition Costs	(12.1)	15.2	(10.5)	(23.7)	12.9	(21.0)
Amortization of Deferred Acquisition Costs	9.6	(5.9)	10.2	15.7	(8.2)	17.1
Other Expenses	63.4	2.4	61.9	128.7	4.5	123.2
Total	470.5	10.1	427.4	934.0	8.6	860.0

Adjusted Operating Income	$70.2	(21.2)	$89.1	$139.4	(17.0)	$167.9

Operating Ratios (% of Premium Income):
Benefit Ratio	69.7%		65.4%	69.5%		66.8%
Other Expense Ratio	12.2%		12.5%	12.5%		12.5%
Adjusted Operating Income Ratio	13.5%		18.0%	13.5%		17.1%

Persistency:
Group Life				89.7%		92.1%
Accidental Death & Dismemberment				88.3%		91.6%

N.M. = not a meaningful percentage

Premium income increased in the second quarter and first six months of 2025 compared to the same periods of 2024 due to prior period sales and in-force block growth, partially offset by lower persistency. Net investment income was lower in the second quarter and first six months of 2025 compared to the same periods of 2024 due to a lower level of invested assets. Also impacting the comparison for the second quarter of 2025 compared to the same period of 2024 is a decrease in the yield on invested assets.

The benefit ratio was unfavorable in the second quarter and first six months of 2025 compared to the same periods of 2024 due to higher average claim size in our group life product line and less favorable waiver of premium benefits experience, partially offset by lower incidence in our group life product line. The unfavorability for the second quarter of 2025 compared to the same period of 2024 is also partially offset by lower incidence and lower average claims size in our accidental death and dismemberment product line.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2025 compared to the same period of 2024 due to prior period sales. The amortization of deferred acquisition costs decreased in the second quarter and the first six months of 2025 compared to the same periods of 2024 due to the composition of lapses across cohorts. The other expense ratio was favorable in the second quarter of 2025 compared to the same period of 2024 due to our focus on expense management and operating efficiencies. The other expense ratio was generally consistent during the first six months of 2025 compared to the same period of 2024.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$234.5	5.2%	$222.9	$468.6	5.1%	$445.8
Individual Disability	166.7	17.2	142.2	335.4	18.0	284.2
Dental and Vision	81.1	9.4	74.1	162.0	9.2	148.4
Total Premium Income	482.3	9.8	439.2	966.0	10.0	878.4
Net Investment Income	59.5	3.8	57.3	116.2	1.5	114.5
Other Income	1.0	66.7	0.6	16.8	N.M.	1.5
Total	542.8	9.2	497.1	1,099.0	10.5	994.4

Benefits and Expenses
Policy Benefits	234.8	7.8	217.9	466.9	9.7	425.7
Policy Benefits - Remeasurement Gain	(0.8)	(86.9)	(6.1)	(10.1)	(61.7)	(26.4)
Commissions	92.4	12.5	82.1	186.0	15.7	160.8
Deferral of Acquisition Costs	(57.4)	2.9	(55.8)	(114.4)	2.1	(112.1)
Amortization of Deferred Acquisition Costs	46.3	(1.1)	46.8	95.0	(0.3)	95.3
Other Expenses	104.3	7.5	97.0	211.7	9.0	194.3
Total	419.6	9.9	381.9	835.1	13.2	737.6

Adjusted Operating Income	$123.2	6.9	$115.2	$263.9	2.8	$256.8

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits	44.3%		45.1%	44.2%		39.5%
Individual Disability	40.3%		39.0%	37.9%		40.0%
Dental and Vision	77.7%		75.3%	75.7%		73.9%
Other Expense Ratio	21.6%		22.1%	21.9%		22.1%
Adjusted Operating Income Ratio	25.5%		26.2%	27.3%		29.2%

Persistency:
Voluntary Benefits				76.4%		76.3%
Individual Disability				88.0%		89.0%
Dental and Vision				82.4%		81.1%

N.M. = not a meaningful percentage

Premium income was higher in the second quarter and first six months of 2025 compared to the same periods of 2024 due to the continued impacts from the recapture of a previously ceded block of business in the individual disability product line in the first quarter of 2025, favorable persistency in the voluntary benefits and dental and vision product lines, and higher prior period sales in the voluntary benefits and individual disability product lines. Net investment income increased in the second quarter and first six months of 2025 compared to the same periods of 2024 primarily due to an increase in the yield on invested assets and an increase in the level of invested assets. Other income was generally consistent in the second quarter of 2025 compared to the same period of 2024 and was higher in the first six months of 2025 compared to the same period of 2024 due primarily to a gain on the recapture of a previously ceded block of business in the individual disability product line.

The benefit ratio for voluntary benefits was favorable in the second quarter of 2025 compared to the same period of 2024 due to favorable benefit experience in the critical illness and hospital indemnity products, partially offset by unfavorable benefit experience in the life and accident products. The benefit ratio for voluntary benefits was unfavorable in the first six months of 2025 compared to the same period of 2024 due to unfavorable benefit experience in the critical illness, accident, and hospital indemnity products. The benefit ratio for the individual disability product line was unfavorable in the second quarter of 2025 compared to the same period of 2024 due primarily to lower recoveries. The benefit ratio for the individual disability product line was favorable in the first six months of 2025 compared to the same period of 2024 due primarily to higher recoveries. The benefit ratio for the dental and vision product line was unfavorable in the second quarter and first six months of 2025 compared to the same periods of 2024 due primarily to higher claims incidence.

Commissions were higher in the second quarter and first six months of 2025 compared to the same periods of 2024 due primarily to the continued impacts from the recapture of a previously ceded block of business in the individual disability product line in the first quarter of 2025. The deferral of acquisition costs and the amortization of deferred acquisition costs were generally consistent in the second quarter and first six months of 2025 compared to the same periods of 2024. The other expense ratio was favorable in the second quarter and first six months of 2025 compared to the same periods of 2024 due to our focus on expense management and operating efficiencies.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$45.1	(30.4)%	$64.8	$88.2	(26.1)%	$119.4
Group Short-term Disability	39.3	(7.1)	42.3	71.2	(9.0)	78.2
Group Life and AD&D	77.2	(5.7)	81.9	121.6	(2.5)	124.7
Subtotal	161.6	(14.5)	189.0	281.0	(12.8)	322.3
Supplemental and Voluntary
Voluntary Benefits	62.2	(21.8)	79.5	185.1	(1.2)	187.4
Individual Disability	23.4	(8.2)	25.5	47.1	0.9	46.7
Dental and Vision	15.2	(20.8)	19.2	26.7	(13.6)	30.9
Subtotal	100.8	(18.8)	124.2	258.9	(2.3)	265.0
Total Sales	$262.4	(16.2)	$313.2	$539.9	(8.1)	$587.3

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$95.2	(19.1)%	$117.7	$166.1	(14.8)%	$195.0
Large Case Market	66.4	(6.9)	71.3	114.9	(9.7)	127.3
Subtotal	161.6	(14.5)	189.0	281.0	(12.8)	322.3
Supplemental and Voluntary	100.8	(18.8)	124.2	258.9	(2.3)	265.0
Total Sales	$262.4	(16.2)	$313.2	$539.9	(8.1)	$587.3

Group sales decreased during the second quarter and first six months of 2025 compared to the same periods of 2024 due to lower sales to existing customers in the large case market, which we define as employee groups with greater than 2,000 employees, lower sales to new customers in the core market, as well as the impact of no sales of our medical stop-loss product in the first six months of 2025 as it was no longer actively marketed as of the third quarter of 2024. Partially offsetting the comparison for the second quarter of 2025 compared to the same period of 2024 was higher sales to new customers in the large case market. The sales mix in the group market sector for the first six months of 2025 was approximately 59 percent core market and 41 percent large case market.

Voluntary benefits sales decreased during the second quarter and first six months of 2025 compared to the same periods of 2024 due primarily to lower sales to new and existing customers in the large case market. Partially offsetting the comparison for the first six months of 2025 compared to the same period of 2024 is higher sales to new and existing customers in the core market. Individual disability sales, which are primarily concentrated in the multi-life market, decreased in the second quarter of 2025 compared to the same period of 2024 due to lower sales to new and existing customers. Individual disability sales increased during the first six months of 2025 compared to the same period of 2024 primarily due to higher sales to new customers. Dental and vision sales decreased during the second quarter and first six months of 2025 compared to the same periods of 2024 due primarily to lower sales to new customers.

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

We expect strong adjusted operating income in 2025 with premium growth driven by new sales and persistency. We expect the group disability market to remain competitive which may impact our pricing and renewal premium levels. We expect strong group disability claim experience to continue in 2025, driven by operational performance. We also expect group life claim experience to be mostly stable, but may experience some quarterly claims volatility. We expect a decline in our supplemental and voluntary line of business adjusted operating income following the closing of the reinsurance transaction with Fortitude Re. We expect a slight increase in our operating expense ratio as we continue to invest in our people and capabilities.

A rising interest rate environment could positively impact our yields on new investments, but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact yields on new investments, but could also reduce unrealized losses in our current holdings. Our net investment income may continue to be impacted by volatility in miscellaneous investment income.

As part of our discipline in pricing and reserving, we continuously monitor emerging claim trends and interest rates. We will continue to take appropriate pricing actions on new business and renewals that are reflective of the current environment.

We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

As previously discussed, we entered into a reinsurance agreement with Fortitude Re to cede a portion of our individual disability business. For further discussion, see “Executive Summary" contained herein in Item 2 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$107.9	5.5%	$102.3	$208.1	1.1%	$205.8
Group Life	68.1	39.5	48.8	129.7	33.0	97.5
Supplemental	47.0	15.8	40.6	88.9	6.2	83.7
Unum Poland	48.1	29.6	37.1	91.1	23.9	73.5
Total Premium Income	271.1	18.5	228.8	517.8	12.4	460.5
Net Investment Income	46.2	21.6	38.0	74.7	16.5	64.1
Other Income	0.3	(40.0)	0.5	0.4	(50.0)	0.8
Total	317.6	18.8	267.3	592.9	12.8	525.4

Benefits and Expenses
Policy Benefits	189.3	21.9	155.3	362.2	13.5	319.2
Policy Benefits - Remeasurement Loss (Gain)	7.1	N.M.	0.9	(1.7)	(76.1)	(7.1)
Commissions	25.1	23.0	20.4	47.5	18.8	40.0
Deferral of Acquisition Costs	(5.6)	30.2	(4.3)	(10.9)	26.7	(8.6)
Amortization of Deferred Acquisition Costs	2.6	8.3	2.4	5.1	6.3	4.8
Other Expenses	57.5	14.8	50.1	110.4	13.6	97.2
Total	276.0	22.8	224.8	512.6	15.1	445.5

Adjusted Operating Income	$41.6	(2.1)	$42.5	$80.3	0.5	$79.9

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£80.8	(0.2)%	£81.0	£160.2	(1.5)%	£162.6
Group Life	50.9	31.5	38.7	99.8	29.4	77.1
Supplemental	35.2	9.7	32.1	68.4	3.5	66.1
Total Premium Income	166.9	9.9	151.8	328.4	7.4	305.8
Net Investment Income	31.9	14.3	27.9	52.0	12.3	46.3
Other Income (Loss)	(0.1)	(100.0)	—	—	(100.0)	0.1
Total	198.7	10.6	179.7	380.4	8.0	352.2

Benefits and Expenses
Policy Benefits	120.1	14.4	105.0	235.6	8.8	216.6
Policy Benefits - Remeasurement Loss (Gain)	5.1	N.M.	0.5	(2.0)	(68.3)	(6.3)
Commissions	10.7	10.3	9.7	20.8	8.9	19.1
Deferral of Acquisition Costs	(0.9)	—	(0.9)	(2.1)	5.0	(2.0)
Amortization of Deferred Acquisition Costs	1.1	(21.4)	1.4	2.4	(14.3)	2.8
Other Expenses	33.2	5.4	31.5	66.8	9.0	61.3
Total	169.3	15.0	147.2	321.5	10.3	291.5

Adjusted Operating Income	£29.4	(9.5)	£32.5	£58.9	(3.0)	£60.7

Weighted Average Pound/Dollar Exchange Rate	1.333		1.265	1.299		1.265

Operating Ratios (% of Premium Income):
Benefit Ratio	75.0%		69.5%	71.1%		68.8%
Other Expense Ratio	19.9%		20.8%	20.3%		20.0%
Adjusted Operating Income Ratio	17.6%		21.4%	17.9%		19.8%

Persistency:
Group Long-term Disability				92.3%		92.7%
Group Life				89.9%		88.2%
Supplemental				93.0%		89.4%

N.M. = not a meaningful percentage

Premium income was higher in the second quarter and first six months of 2025 compared to the same periods of 2024 primarily due to in-force block growth in the group life and supplemental product lines.

Net investment income was higher in the second quarter and first six months of 2025 compared to the same periods of 2024 primarily due to higher income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is generally correlated to a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

The benefit ratio was unfavorable in the second quarter and first six months of 2025 compared to the same periods of 2024 due primarily to higher inflation-linked experience in benefits, partially offset by favorable incidence in the group life product line. Also impacting the comparison for the second quarter of 2025 compared to the same period of 2024 is higher incidence in the group long-term disability product line.

Commissions were higher in the second quarter and first six months of 2025 compared to the same periods of 2024 primarily due to in-force block growth.

The deferral of acquisition costs and the amortization of deferred acquisition costs were generally consistent in the second quarter and first six months of 2025 compared to the same periods of 2024. The other expense ratio was lower in the second quarter of 2025 compared to the same period of 2024 due primarily to our focus on operating efficiencies, and was generally consistent in the first six months of 2025 compared to the same period of 2024.

Sales

(in millions of dollars and pounds)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Unum International Sales by Product
Unum UK
Group Long-term Disability	$14.1	(16.1)%	$16.8	$21.1	(33.9)%	$31.9
Group Life	24.9	(5.0)	26.2	35.9	(0.6)	36.1
Supplemental	11.9	(6.3)	12.7	20.6	(18.6)	25.3
Unum Poland	14.1	64.0	8.6	24.3	46.4	16.6
Total Sales	$65.0	1.1	$64.3	$101.9	(7.3)	$109.9

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$13.5	18.4%	$11.4	$24.7	19.3%	$20.7
Large Case Market	25.5	(19.3)	31.6	32.3	(31.7)	47.3
Subtotal	39.0	(9.3)	43.0	57.0	(16.2)	68.0
Supplemental	11.9	(6.3)	12.7	20.6	(18.6)	25.3
Unum Poland	14.1	64.0	8.6	24.3	46.4	16.6
Total Sales	$65.0	1.1	$64.3	$101.9	(7.3)	$109.9

Unum UK Sales by Product
Group Long-term Disability	£10.6	(20.9)%	£13.4	£16.2	(36.0)%	£25.3
Group Life	18.8	(9.6)	20.8	27.5	(3.8)	28.6
Supplemental	8.9	(11.9)	10.1	15.9	(20.5)	20.0
Total Sales	£38.3	(13.5)	£44.3	£59.6	(19.4)	£73.9

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£10.1	12.2%	£9.0	£19.0	15.9%	£16.4
Large Case Market	19.3	(23.4)	25.2	24.7	(34.1)	37.5
Subtotal	29.4	(14.0)	34.2	43.7	(18.9)	53.9
Supplemental	8.9	(11.9)	10.1	15.9	(20.5)	20.0
Total Sales	£38.3	(13.5)	£44.3	£59.6	(19.4)	£73.9

The following discussion of sales results relates to our Unum UK product lines based on functional currency.

Unum UK group long-term disability sales decreased in the second quarter of 2025 and in the first six months of 2025 compared to the same periods of 2024, driven primarily by lower sales to new and existing customers in the large case market, which we define as employee groups with more than 500 employees, and lower sales to existing customers in the core market.

Unum UK group life sales decreased in the second quarter and first six months of 2025 compared to the same periods of 2024 due to lower sales to new customers in the large case market, partially offset by higher sales to new customers in the core market.

Unum UK supplemental sales decreased in the second quarter and first six months of 2025 compared to the same periods of 2024 due to lower sales in our dental product line, partially offset by higher sales in our group critical illness product line.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$249.1	3.1%	$241.7	$496.2	2.3%	$484.9
Life	122.1	6.0	115.2	242.0	5.4	229.5
Cancer and Critical Illness	90.9	1.8	89.3	181.2	1.4	178.7
Total Premium Income	462.1	3.6	446.2	919.4	2.9	893.1
Net Investment Income	42.6	5.2	40.5	84.8	6.3	79.8
Other Income	0.3	50.0	0.2	0.7	(78.1)	3.2
Total	505.0	3.7	486.9	1,004.9	3.0	976.1

Benefits and Expenses
Policy Benefits	226.0	1.4	222.9	452.6	0.7	449.6
Policy Benefits - Remeasurement Gain	(2.8)	(70.5)	(9.5)	(11.3)	(40.8)	(19.1)
Commissions	98.6	4.9	94.0	195.9	3.5	189.2
Deferral of Acquisition Costs	(83.6)	6.8	(78.3)	(166.2)	5.5	(157.6)
Amortization of Deferred Acquisition Costs	58.0	6.8	54.3	115.7	6.8	108.3
Other Expenses	91.4	5.5	86.6	185.1	5.7	175.1
Total	387.6	4.8	370.0	771.8	3.5	745.5

Adjusted Operating Income	$117.4	0.4	$116.9	$233.1	1.1	$230.6

Operating Ratios (% of Premium Income):
Benefit Ratio	48.3%		47.8%	48.0%		48.2%
Other Expense Ratio	19.8%		19.4%	20.1%		19.6%
Adjusted Operating Income Ratio	25.4%		26.2%	25.4%		25.8%

Persistency:
Accident, Sickness, and Disability				74.2%		73.4%
Life				84.1%		84.8%
Cancer and Critical Illness				82.5%		82.0%

Premium income in the second quarter and first six months of 2025 was higher compared to the same periods of 2024 due to prior period sales and favorable overall persistency. Net investment income increased during the second quarter and first six months of 2025 relative to the same periods of 2024 due to an increase in the level of invested assets and an increase in the yield on invested assets.

The benefit ratio was unfavorable in the second quarter of 2025 relative to the same period of 2024 primarily due to unfavorable benefit experience in the accident, sickness, and disability product line. The benefit ratio was favorable in the first six months of 2025 relative to the same period of 2024 primarily due to favorable benefit experience in the life product line, partially offset by unfavorable benefit experience in the accident, sickness and disability product line.

Commissions were higher in the second quarter and first six months of 2025 relative to the same periods of 2024 due to prior period sales. The deferral of acquisition costs was higher in the second quarter and the first six months of 2025 relative to the same periods of 2024 due to the increase in commissions and other sales-related costs. The amortization of deferred acquisition costs was higher during the second quarter and the first six months of 2025 relative to the same periods of 2024 primarily due to growth in the level of the deferred asset. The other expense ratio increased in the second quarter and first six months of 2025 relative to the same periods of 2024 due primarily to an increase in employee-related costs and an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Sales by Product
Accident, Sickness, and Disability	$78.0	2.9%	$75.8	$144.2	2.7%	$140.4
Life	30.5	2.3	29.8	55.5	1.6	54.6
Cancer and Critical Illness	18.0	4.0	17.3	32.1	3.9	30.9
Total Sales	$126.5	2.9	$122.9	$231.8	2.6	$225.9

Sales by Market Sector
Commercial Sector
Core Market (< 1,000 employees)	$79.3	0.6%	$78.8	$149.1	(0.9)%	$150.5
Large Case Market	14.3	18.2	12.1	23.6	10.8	21.3
Subtotal	93.6	3.0	90.9	172.7	0.5	171.8
Public Sector	32.9	2.8	32.0	59.1	9.2	54.1
Total Sales	$126.5	2.9	$122.9	$231.8	2.6	$225.9

Commercial sector sales increased in the second quarter of 2025 compared to the same period of 2024 due primarily to higher sales to new customers in the core market, which we define as accounts with less than 1,000 employees, and higher sales to new and existing customers in the large case market, partially offset by lower sales to existing customers in the core market. Commercial sector sales increased in the first six months of 2025 compared to the same period of 2024 due primarily to higher sales to new customers in the large case market, partially offset by lower sales to existing customers in the core market. Public sector sales increased in the second quarter and first six months of 2025 compared to the same periods of 2024 due to higher sales to existing customers. Public sector sales for the first six months of 2025 compared to the same period of 2024 also increased due to higher sales to new customers.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Adjusted Operating Revenue
Premium Income
Long-term Care	$175.9	1.5%	$173.3	$352.1	1.2%	$347.8
All Other	40.3	(16.0)	48.0	82.1	(16.1)	97.8
Total Premium Income	216.2	(2.3)	221.3	434.2	(2.6)	445.6
Net Investment Income	284.5	(3.3)	294.2	554.2	(2.3)	567.3
Other Income	12.1	(0.8)	12.2	22.0	(13.0)	25.3
Total	512.8	(2.8)	527.7	1,010.4	(2.7)	1,038.2

Benefits and Expenses
Policy Benefits	418.7	2.4	408.9	840.9	1.4	829.6
Policy Benefits - Remeasurement Loss	45.6	86.9	24.4	49.0	4.9	46.7
Commissions	16.0	(9.1)	17.6	33.9	(0.9)	34.2
Other Expenses	43.3	1.9	42.5	89.4	3.1	86.7
Total	523.6	6.1	493.4	1,013.2	1.6	997.2

Income (Loss) Before Income Tax and Net Investment Gains and Losses	(10.8)	(131.5)	34.3	(2.8)	(106.8)	41.0
Amortization of the Cost of Reinsurance	9.7	(5.8)	10.3	19.3	(6.8)	20.7
Non-Contemporaneous Reinsurance	5.0	(28.6)	7.0	11.8	(16.9)	14.2
Adjusted Operating Income	$3.9	(92.4)	$51.6	$28.3	(62.7)	$75.9

Long-term Care Net Premium Ratio				94.9%		93.7%

Operating Ratios (% of Premium Income):
Other Expense Ratio[1]	15.5%		14.6%	16.1%		14.8%
Income (Loss) Ratio	(5.0)%		15.5%	(0.6)%		9.2%
Adjusted Operating Income Ratio	1.8%		23.3%	6.5%		17.0%

Long-term Care Persistency				95.3%		95.3%

[1]Excludes amortization of the cost of reinsurance.

Premium income for the long-term care product line in the second quarter and first six months of 2025 was generally consistent with the same periods of 2024. Premium income for our all other product line continues to decline as expected due to policyholder lapses.

Net investment income was lower during the second quarter and first six months of 2025 relative to the same periods of 2024 primarily due to lower miscellaneous investment income, primarily related to smaller increases in the NAV on our private equity partnerships, and a decrease in the level of invested assets, partially offset by an increase in yield on invested assets.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

Policy benefits including remeasurement loss, excluding the impacts of non-contemporaneous reinsurance, were higher in the second quarter and first six months of 2025 compared to the same periods of 2024 driven primarily by lower claimant mortality and an increase in the current period benefit expense resulting from the higher net premium ratio and the impact of capped cohorts in the long-term care product line. Also impacting the second quarter of 2025 compared to the same period of 2024 was higher average new claim size in the long-term care product line. The net premium ratio for long-term care increased to 94.9 percent at June 30, 2025 from 93.7 percent at June 30, 2024 due primarily to unfavorable incidence and the impact of the reserve assumption updates in the third quarter of 2024.

The other expense ratio, excluding the amortization of the cost of reinsurance, was higher in the second quarter and first six months of 2025 compared to the same periods of 2024 due primarily to an increase in operational investments in our business.

Individual Disability Reinsurance Transaction

As shown in the chart above, we exclude from income before income tax and net investment gains and losses, the amortization of the cost of reinsurance and the impact of non-contemporaneous reinsurance related to the Closed Block individual disability reinsurance transaction, where we ceded a significant portion of this business. The cost of reinsurance continues to be amortized over a remaining period of approximately 21 years, on a declining trajectory generally consistent with the expected run-off pattern of the ceded reserves. As a result of the execution of the second phase of the reinsurance transaction occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we were required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date in March 2021 which resulted in higher ceded reserves compared to that which was reported historically. However, the direct reserves for the block reinsured in the second phase were calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in OCI. While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impacts. The impact of non-contemporaneous reinsurance will fluctuate depending on the magnitude of reserve changes during the period. The decrease in the effects of non-contemporaneous reinsurance treatment in the second quarter and first six months of 2025 compared to the same periods of 2024 is due to expected run out of the ceded block which resulted in a smaller net change in reserves in the second quarter and first six months of 2025 compared to the same periods of 2024.

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

As previously discussed, we entered into a reinsurance agreement with Fortitude Re to cede a portion of our long-term care business. For further discussion, see “Executive Summary" contained herein in Item 2 and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 1.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2025	% Change	2024	2025	% Change	2024
Adjusted Operating Revenue
Net Investment Income	$32.3	125.9%	$14.3	$56.2	74.0%	$32.3
Other Income (Loss)	(0.3)	(175.0)	0.4	(0.3)	(127.3)	1.1
Total	32.0	117.7	14.7	55.9	67.4	33.4

Interest, Debt, and Other Expenses	63.7	6.2	60.0	128.7	3.1	124.8

Adjusted Operating Loss	$(31.7)	(30.0)	$(45.3)	$(72.8)	(20.4)	$(91.4)

Adjusted operating loss decreased in the second quarter and first six months of 2025 relative to the same periods of 2024 due primarily to increased net investment income, which was driven by an increase in miscellaneous investment income and an increase in the level of invested assets.

Segment Outlook

We expect to continue to generate excess capital on an annual basis through the statutory earnings in our insurance subsidiaries and believe we are well positioned with flexibility to preserve our capital strength while also returning capital to our shareholders. We may experience volatility in net investment income due to changes in the prevailing interest rates, miscellaneous investment income, and the composition and level of invested assets.

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

Reinsurance Transactions

As a part of the reinsurance agreement with Fortitude Re, which closed during July 2025, we transferred fixed maturity securities and cash to Fortitude Re. The fixed maturity securities had an amortized cost of $3,096.3 million and a fair value of $3,224.5 million as of June 30, 2025. We recognized impairment losses totaling $152.4 million and $8.5 million during the first and second quarter of 2025, respectively, based on our intent to transfer these assets. In preparation for the anticipated transaction, fixed maturity securities with a fair value of $151.6 million and amortized cost of $175.1 million were sold during the first quarter of 2025, resulting in a $23.5 million net loss. Although we transferred a significant portion of our fixed maturity securities portfolio as part of this transaction, the overall credit profile of our remaining portfolio did not change. See "Executive Summary" for further information on the anticipated reinsurance transaction contained herein in this Item 2.

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

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of June 30, 2025

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,410.8	$(91.8)	$1,360.1	$136.7	$1,050.7	$44.9
Capital Goods	3,287.0	(95.1)	1,699.6	179.8	1,587.4	84.7
Communications	2,174.7	(49.8)	964.1	150.4	1,210.6	100.6
Consumer Cyclical	1,358.8	(88.2)	997.5	110.5	361.3	22.3
Consumer Non-Cyclical	6,306.3	(428.6)	3,976.7	564.3	2,329.6	135.7
Energy	2,529.0	27.9	774.1	82.5	1,754.9	110.4
Financial Institutions	3,932.2	(280.0)	3,000.4	311.3	931.8	31.3
Mortgage/Asset-Backed[1]	1,093.2	(17.6)	540.0	24.5	553.2	6.9
Sovereigns	873.2	(159.1)	423.7	173.1	449.5	14.0
Technology	1,346.4	(105.1)	982.8	117.5	363.6	12.4
Transportation	1,606.2	(104.6)	1,047.4	129.9	558.8	25.3
U.S. Government Agencies and Municipalities	3,721.5	(469.5)	2,370.1	553.9	1,351.4	84.4
Public Utilities	5,326.7	(142.0)	2,383.3	322.2	2,943.4	180.2
Total	$35,966.0	$(2,003.5)	$20,519.8	$2,856.6	$15,446.2	$853.1
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of June 30, 2025 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2025. The decrease in the net unrealized loss on fixed maturity securities during the second quarter of 2025 was due primarily to the tightening of credit spreads.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2025		2024
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$11.1	$38.1	$188.9	$11.8	$31.4
> 90 <= 180 days	37.1	111.7	56.6	1.2	74.6
> 180 <= 270 days	93.1	46.0	1.1	5.1	28.6
> 270 days <= 1 year	65.5	1.1	13.2	3.3	6.4
> 1 year <= 2 years	28.6	42.9	58.8	24.9	286.2
> 2 years <= 3 years	179.0	342.4	1,553.6	1,708.4	2,019.4
> 3 years	1,553.8	1,467.7	497.6	202.0	60.8
Sub-total	1,968.2	2,049.9	2,369.8	1,956.7	2,507.4

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	—	0.1
> 90 <= 180 days	—	3.9	—	—	—
> 180 <= 270 days	4.1	—	—	—	—
> 1 year <= 2 years	1.0	—	—	28.4	33.3
> 2 years <= 3 years	54.1	53.7	326.1	232.8	597.2
> 3 years	719.2	674.8	498.4	62.3	61.8
Sub-total	778.4	732.4	824.5	323.5	692.4

Fair Value < 40% of Amortized Cost

> 180 <= 270 days	—	—	2.0	—	—
> 270 days <= 1 year	—	2.0	2.0	—	—
> 1 year <= 2 years	—	1.9	—	—	—
> 2 years <= 3 years	—	36.6	34.9	28.6	27.2
> 3 years	51.2	10.5	3.0	—	—
Sub-total	51.2	51.0	41.9	28.6	27.2

Total	$2,797.8	$2,833.3	$3,236.2	$2,308.8	$3,227.0

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2025		2024
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.3	$3.4	$4.8	$0.3	$0.4
> 90 <= 180 days	0.8	3.9	1.2	—	0.7
> 180 <= 270 days	3.8	0.4	—	—	0.9
> 270 days <= 1 year	0.1	—	0.1	—	—
> 1 year <= 2 years	0.1	0.1	0.1	—	0.9
> 2 years <= 3 years	—	9.4	38.2	38.6	51.7
> 3 years	41.9	31.3	13.4	11.7	—
Sub-total	47.0	48.5	57.8	50.6	54.6

Fair Value < 70% >= 40% of Amortized Cost

> 2 years <= 3 years	—	—	16.4	14.7	25.6
> 3 years	8.0	19.0	3.3	—	12.3
Sub-total	8.0	19.0	19.7	14.7	37.9

Fair Value <= 40% of Amortized Cost

> 1 year <= 2 years	—	—	—	—	0.1
> 3 years	3.8	0.3	0.3	0.3	0.2
Sub-total	3.8	0.3	0.3	0.3	0.3

Total	$58.8	$67.8	$77.8	$65.6	$92.8

As of June 30, 2025, we held 45 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of June 30, 2025

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Numbers of Issuers
Basic Industry	$211.9	$(48.7)	4
Capital Goods	136.9	(35.5)	3
Communications	370.6	(82.2)	6
Consumer Cyclical	279.7	(56.0)	4
Consumer Non-Cyclical	494.8	(87.6)	7
Energy	128.7	(23.1)	2
Financial Institutions	227.1	(51.3)	4
Sovereigns	377.3	(157.3)	2
Technology	217.4	(34.5)	3
Transportation	152.1	(48.0)	4
U.S. Government Agencies and Municipalities	28.7	(10.7)	1
Public Utilities	327.1	(82.1)	5
Total	$2,952.3	$(717.0)	45

At June 30, 2025, we held one below investment-grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security is a utilities company and had a fair value of $34.4 million and a gross unrealized loss of $10.9 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At June 30, 2025, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to higher interest rates, credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

During the second quarter of 2025, we recognized a realized loss of $13.4 million on the sale of fixed maturity securities from a single issuer in the communications sector. We had no other individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first six months of 2025 or 2024.

As of June 30, 2025, the amortized cost, net of allowance for credit losses, and fair value of our below-investment-grade fixed maturity securities was $1,485.5 million and $1,452.2 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased to 3.2 percent at June 30, 2025 from 3.3 percent at December 31, 2024 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,172.5 million and $2,224.5 million at June 30, 2025 and December 31, 2024, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $15.6 million and $16.1 million at June 30, 2025 and December 31, 2024, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types.

Due to conservative underwriting, the incidence of non-performing mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held one specifically identified impaired mortgage loan at June 30, 2025 and December 31, 2024. The carrying value was $9.2 million at both June 30, 2025 and December 31, 2024. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,450.9 million and $1,450.6 million at June 30, 2025 and December 31, 2024, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $25.3 million and $43.6 million for the partnerships in the second quarter and the first six months of 2025, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $764.3 million of commitments for additional investments in the partnerships at June 30, 2025 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, and total return swaps. As of June 30, 2025, we had $3,809.0 million in notional amount of derivatives outstanding, of which $2,597.0 million is related to management of reinvestment risk in our long-term care product line, $1,072.8 million is related to management of foreign currency risk related to foreign denominated investments, and $139.2 million is economically hedging a portion of the liability related to our non-qualified defined contribution plan. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $0.2 million at June 30, 2025. At June 30, 2025, there were no fixed maturity securities received from our counterparties and no cash posted as collateral from our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $285.0 million at June 30, 2025. There was no cash posted as collateral to our counterparties at June 30, 2025. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 5 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of June 30, 2025, Unum Group and our intermediate holding companies had available holding company liquidity of $1,955.7 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As a part of the reinsurance agreement with Fortitude Re, which closed during July 2025, we transferred $953.5 million of cash, which included the ceding commission of $461.7 million, as well as fixed maturity securities which had an amortized cost of $3,096.3 million and a fair value of $3,224.5 million as of June 30, 2025. A final settlement, including the final ceding commission adjustment, is expected prior to the end of 2025.

See "Executive Summary" and "Investments" contained herein in Item 2, and Note 14 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of this transaction.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. During the six months ended June 30, 2025, we repurchased 7.1 million shares at a cost of $500.0 million excluding commissions and excise tax.

Our board of directors has authorized the following repurchase programs:

	February 2025 Authorization	July 2024 Authorization[1]
	(in millions)
Effective Date	April 1, 2025	August 1, 2024
Expiration Date	None	March 31, 2025
Authorized Repurchase Amount	$1,000.0	$1,000.0
Cost of Shares Repurchased Under Repurchase Program	300.0	706.8
Unused and Expired	—	293.2
Remaining Repurchase Amount at June 30, 2025	$700.0	$—
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

Unum America cedes blocks of long-term care business to Fairwind, which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Unum Group did not make any capital contributions to Fairwind during the first six months of 2025, nor do we expect to make capital contributions for the remainder of the year.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at June 30, 2025 are in line with our expectations and are significantly above the level that would require state regulatory action.

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

During 2025, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. As a result of our consideration of overall capitalization needs, we may not utilize the entire amount of dividends available in 2025, which are based on applicable restrictions under current law. Approximately $1,383 million is available, without prior approval by regulatory authorities, during 2025 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurer. Unum Group has received $110 million of ordinary dividends from its traditional U.S. insurance subsidiaries during the six months ended June 30, 2025. First Unum entered into a reinsurance agreement with Provident to cede, on a coinsurance with funds withheld basis, 100 percent of the long-term care business of First Unum, effective January 1, 2025. Also in February 2025, First Unum received regulatory approval for, and paid, an extraordinary dividend of $630 million to Unum Group. No other extraordinary dividends have been paid during the first six months of 2025.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group, which does not apply to our current entity structure.

Funding for Employee Benefit Plans

During the six months ended June 30, 2025, we made contributions of $44.3 million and £2.7 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $44 million and £3 million during the remainder of 2025. We had no regulatory contribution requirements for our U.S. qualified defined benefit pension plan and we made no voluntary contributions during the six months ended June 30, 2025. We do not expect to have regulatory contribution requirements for our U.S. qualified defined benefit plan during the remainder of 2025, but we reserve the right to make voluntary contributions during the remainder of 2025. We made a regulatory contribution of £13.7 million to our U.K defined benefit pension plan during the six months ended June 30, 2025 and expect to make approximately £1 million in additional regulatory contributions for the remainder of 2025. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act (ERISA). We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 11 of the "Notes to Consolidated Financial Statements" of our annual report on Form 10-K for the year ended December 31, 2024 for further discussion.

Debt, Term Loan Facility, Credit Facilities and Other Sources of Liquidity

Our long-term debt balance at June 30, 2025 was $3,469.1 million, net of a net discount of $129.2 million and deferred debt issuance costs of $35.1 million, and is comprised of unsecured senior notes, unsecured medium-term notes, and junior subordinated debt securities. Our short-term debt balance at June 30, 2025 was $274.8 million, net of a discount and deferred debt issuance costs of $0.1 million each. Our short-term debt balance is comprised of unsecured senior notes.

In April 2025, we and certain of our traditional U.S. life insurance subsidiaries, Unum America, Provident and Colonial Life & Accident, amended and restated the terms of our existing credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The revolving credit facility, which was previously set to expire in 2027, was extended through April 2030. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Other of our domestic wholly-owned subsidiaries are permitted to join the credit facility as borrowers, subject to certain conditions. Any obligation of a subsidiary under the credit facility is subject to an unconditional guarantee by Unum Group. At June 30, 2025, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $0.4 million had been issued.

We have a five-year £75.0 million senior unsecured standby letter of credit facility with a different syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in July 2026. We have an additional five-year, £75.0 million senior standby letter of credit facility pursuant to which a standby letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in December 2028. At June 30, 2025, no amounts have been borrowed under the standby credit facilities or letters of credit issued.

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

Commitments

As of June 30, 2025, we had commitments of $98.1 million to fund certain investments in private placement fixed maturity securities and $764.3 million to fund certain private equity partnerships.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Cash Requirements" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024. During the first six months of 2025, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of June 30, 2025, we held $27.1 million of cash collateral from securities lending agreements. The average cash collateral balance during the first six months of 2025 was $39.1 million, and the maximum amount outstanding at any month end was $46.2 million. As of June 30, 2025, we held $41.2 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first six months of 2025 was $29.0 million, and the maximum amount outstanding at any month end was $41.2 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at June 30, 2025, nor did we utilize any securities repurchase agreements during the first six months of 2025. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of June 30, 2025, we owned $35.2 million of FHLB common stock and had outstanding advances of $525.5 million from the regional FHLBs which were used for the purpose of investing in either short-term investments, matched fixed maturity securities, or matched commercial mortgage loans. As of June 30, 2025, we have additional borrowing capacity of approximately $735.4 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Six Months Ended June 30
	2025	2024
Net Cash Provided by Operating Activities	$701.6	$637.4
Net Cash Provided (Used) by Investing Activities	960.7	(273.4)
Net Cash Used by Financing Activities	(630.3)	(377.3)
Net Increase (Decrease) in Cash and Bank Deposits	$1,032.0	$(13.3)

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

In preparation for the reinsurance transaction with Fortitude Re, fixed maturity securities with a fair value of $151.6 million were sold during the first quarter of 2025. Also during the first quarter of 2025, fixed maturity securities with a fair value of $81.8 million were sold related to the funding of an extraordinary dividend from a wholly owned insurance subsidiary to Unum Group.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" contained herein in this Item 2 for further information.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, dividends paid to stockholders, repurchases of common stock, and policyholders' account deposits and withdrawals.

Cash used to repurchase shares of Unum Group's common stock during the first six months of 2025 and 2024 was $500.9 million and $300.0 million, respectively. During the first six months of 2025 and 2024, we paid dividends of $150.5 million and $141.5 million, respectively, to holders of Unum Group's common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2024. During the first six months of 2025, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 13 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the second quarter of 2025.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
April 1 - April 30, 2025	1,994,390	$75.79	1,994,390	$848,849,079
May 1 - May 31, 2025	1,218,986	80.89	1,218,986	750,251,183
June 1 - June 30, 2025	627,446	80.08	627,446	700,005,872
Total	3,840,822		3,840,822

(1) Excludes the cost of commissions and excise taxes.

(2) In February 2025, our board of directors authorized the repurchase of up to $1,000.0 million of Unum Group's outstanding common stock beginning on April 1, 2025. The repurchase program has no scheduled termination date.

ITEM 5. OTHER INFORMATION

Securities trading plans

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Index to Exhibits

(2.1)
Coinsurance Agreement, dated July 1, 2025, among Unum Life Insurance Company of America, Fortitude Reinsurance Company Ltd., and, solely with respect to certain provisions, the Retrocessionaire named therein.*

(10.1)
Third Amended and Restated Credit Agreement, dated as of April 29, 2025, among Unum Group, Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, and Colonial Life & Accident Insurance Company, as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, a Fronting Bank and Swingline Lender.

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

Unum Group
(Registrant)
Date: July 30, 2025	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: July 30, 2025	By:	/s/ Walter L. Rice, Jr.
Walter L. Rice, Jr.
Senior Vice President, Chief Accounting Officer