Form 10-Q
period 2025-09-30
Unum Group
filed 2025-11-04
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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

167,331,269 shares of the registrant's common stock were outstanding as of October 31, 2025.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	September 30	December 31
	2025	2024
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $34,861.7; $38,269.9; allowance for credit losses of $15.2; $2.8)	$33,190.2	$35,629.9
Mortgage Loans (net of allowance for credit losses of $15.6; $16.1)	2,129.8	2,224.5
Policy Loans	3,584.1	3,617.2
Other Long-term Investments	1,682.2	1,694.4
Short-term Investments	2,602.0	2,540.3
Total Investments	43,188.3	45,706.3

Other Assets
Cash and Bank Deposits	327.9	162.8
Accounts and Premiums Receivable (net of allowance for credit losses of $28.0; $26.8)	1,462.2	1,459.0
Reinsurance Recoverable (net of allowance for credit losses of $1.5; $1.5)	11,683.2	8,296.4
Accrued Investment Income	735.7	649.8
Deferred Acquisition Costs	2,880.4	2,842.8
Goodwill	354.0	349.1
Property and Equipment	496.6	487.6
Deferred Income Tax	120.3	369.7
Other Assets	2,429.5	1,635.8

Total Assets	$63,678.1	$61,959.3

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	September 30	December 31
	2025	2024
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$38,300.7	$36,806.4
Policyholders' Account Balances	5,659.9	5,633.7
Unearned Premiums	492.0	384.0
Other Policyholders’ Funds	1,485.3	1,526.7
Income Tax Payable	57.2	226.5
Deferred Income Tax	38.1	31.0
Short-term Debt	274.9	274.6
Long-term Debt	3,470.8	3,465.2
Other Liabilities	2,990.4	2,650.1

Total Liabilities	52,769.3	50,998.2

Commitments and Contingent Liabilities - Note 13

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 196,158,797 and 195,460,723 shares	19.6	19.5
Additional Paid-in Capital	1,585.7	1,489.6
Accumulated Other Comprehensive Loss	(2,167.3)	(2,523.7)
Retained Earnings	13,248.6	12,914.0
Treasury Stock - at cost: 27,196,645 and 16,871,752 shares	(1,777.8)	(938.3)

Total Stockholders' Equity	10,908.8	10,961.1

Total Liabilities and Stockholders' Equity	$63,678.1	$61,959.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,688.0	$2,628.8	$8,138.9	$7,866.3
Net Investment Income	476.8	527.8	1,550.7	1,586.4
Net Investment Gain (Loss)	128.0	(12.9)	(96.5)	(24.5)
Other Income	85.6	73.3	238.3	222.5
Total Revenue	3,378.4	3,217.0	9,831.4	9,650.7

Benefits and Expenses
Policy Benefits	1,849.4	1,864.6	5,754.6	5,624.2
Policy Benefits - Remeasurement Loss (Gain)	475.9	(402.7)	417.8	(567.5)
Commissions	335.2	315.1	1,021.9	947.8
Interest and Debt Expense	52.2	49.2	156.2	148.6
Deferral of Acquisition Costs	(173.5)	(163.3)	(521.0)	(495.3)
Amortization of Deferred Acquisition Costs	132.3	133.8	389.9	387.9
Compensation Expense	292.4	294.2	894.8	895.9
Other Expenses	360.0	311.5	1,002.1	903.3
Total Benefits and Expenses	3,323.9	2,402.4	9,116.3	7,844.9

Income Before Income Tax	54.5	814.6	715.1	1,805.8

Income Tax Expense (Benefit)
Current	(195.2)	95.6	(25.7)	315.8
Deferred	210.0	73.3	176.4	59.6
Total Income Tax Expense	14.8	168.9	150.7	375.4

Net Income	$39.7	$645.7	$564.4	$1,430.4

Net Income Per Common Share
Basic	$0.23	$3.46	$3.24	$7.54
Assuming Dilution	$0.23	$3.46	$3.23	$7.52

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(in millions of dollars)
Net Income	$39.7	$645.7	$564.4	$1,430.4

Other Comprehensive Income (Loss)
Change in Net Unrealized Loss on Securities (net of tax expense of $71.7; $327.6; $203.9; $110.4)	275.5	1,232.6	777.0	427.9
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense (benefit) of $(106.0); $(329.3); $(137.7); $35.6)	(402.3)	(1,239.3)	(528.8)	121.4
Change in Net Loss on Derivatives (net of tax expense (benefit) of $5.9; $14.1; $1.7; $(9.0))	20.8	55.7	6.5	(35.2)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $(0.1); $—; $0.1; $1.5)	(25.4)	68.5	96.9	61.2
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $1.4; $(0.3); $0.7; $9.8)	4.8	(1.0)	4.8	3.0
Total Other Comprehensive Income (Loss)	(126.6)	116.5	356.4	578.3

Comprehensive Income (Loss)	$(86.9)	$762.2	$920.8	$2,008.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(in millions of dollars)
Common Stock
Balance at Beginning of Period	$19.6	$19.5	$19.5	$19.4
Common Stock Activity	—	—	0.1	0.1
Balance at End of Period	19.6	19.5	19.6	19.5

Additional Paid-in Capital
Balance at Beginning of Period	1,578.4	1,558.8	1,489.6	1,547.8
Repurchase of Common Stock	—	—	80.3	—
Other Common Stock Activity	7.3	4.5	15.8	15.5
Balance at End of Period	1,585.7	1,563.3	1,585.7	1,563.3

Accumulated Other Comprehensive Loss
Balance at Beginning of Period	(2,040.7)	(2,846.2)	(2,523.7)	(3,308.0)
Other Comprehensive Income (Loss)	(126.6)	116.5	356.4	578.3
Balance at End of Period	(2,167.3)	(2,729.7)	(2,167.3)	(2,729.7)

Retained Earnings
Balance at Beginning of Period	13,287.2	12,074.6	12,914.0	11,431.5
Net Income	39.7	645.7	564.4	1,430.4
Dividends to Stockholders (per common share: $0.46; $0.42; $1.30; $1.15)	(78.3)	(77.9)	(229.8)	(219.5)
Balance at End of Period	13,248.6	12,642.4	13,248.6	12,642.4

Treasury Stock
Balance at Beginning of Period	(1,524.5)	(342.1)	(938.3)	(39.3)
Repurchases of Common Stock	(253.3)	(202.0)	(839.5)	(504.8)
Balance at End of Period	(1,777.8)	(544.1)	(1,777.8)	(544.1)

Total Stockholders' Equity at End of Period	$10,908.8	$10,951.4	$10,908.8	$10,951.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2025	2024
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$564.4	$1,430.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	521.2	566.4
Change in Deferred Acquisition Costs	(131.1)	(107.4)
Change in Insurance Liabilities	484.5	(631.0)
Change in Income Taxes	19.0	21.9
Change in Other Accrued Liabilities	(143.1)	(58.3)
Non-cash Components of Net Investment Income	(299.7)	(327.9)
Net Investment Loss	96.5	24.5
Depreciation	91.8	89.9
Cash Related to Reinsurance Transaction	(953.5)	—
Amortization of the Cost of Reinsurance	67.9	31.1
Amortization of the Deferred Gain on Reinsurance	(4.6)	—
Other, Net	16.5	(12.2)
Net Cash Provided by Operating Activities	329.8	1,027.4

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	673.1	356.5
Proceeds from Maturities of Fixed Maturity Securities	1,506.7	997.2
Proceeds from Sales and Maturities of Other Investments	375.3	234.8
Purchases of Fixed Maturity Securities	(1,747.2)	(1,550.9)
Purchases of Other Investments	(281.9)	(218.6)
Net Sales and Maturities (Purchases) of Short-term Investments	33.5	(307.9)
Net Increase in Payables for Collateral on Investments	306.4	189.5
Net Purchases of Property and Equipment	(94.5)	(93.7)
Net Cash Provided (Used) by Investing Activities	771.4	(393.1)

Cash Flows from Financing Activities
Issuance of Long-term Debt	—	391.6
Repayment of Long-term Debt	—	(350.0)
Issuances of Common Stock	4.3	4.8
Repurchases of Common Stock	(751.8)	(500.0)
Dividends Paid to Stockholders	(228.9)	(219.3)
Proceeds from Policyholders' Account Deposits	93.6	100.9
Payments for Policyholders' Account Withdrawals	(68.8)	(65.5)
Cash Received Related to Active Life Volatility Cover Agreement	17.4	26.7
Other, Net	(1.9)	(6.1)
Net Cash Used by Financing Activities	(936.1)	(616.9)

Net Increase in Cash and Bank Deposits	165.1	17.4

Cash and Bank Deposits at Beginning of Year	162.8	146.0

Cash and Bank Deposits at End of Period	$327.9	$163.4

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2025
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
September 30, 2025
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

We will adopt this update effective for the annual period beginning January 1, 2025 using a retrospective approach. The adoption of this update will not have an impact on our financial position or results of operations, but will expand our disclosures effective for the annual period beginning January 1, 2025.

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

ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software: Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40)

The amendments in this update modernize the recognition framework for the capitalization of internal-use software and remove all references to software development project stages. The guidance requires software development costs to be capitalized when both of the following criteria are met: (i) management has authorized and committed to funding the project, and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. Additionally, the update aligns disclosure requirements for capitalized software costs with those under ASC 360-10, Property, Plant, and Equipment.

The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption of this update is permitted as of the beginning of an annual reporting period. Adoption of this update is permitted on a prospective, retrospective, or a modified retrospective basis. We are currently evaluating the impact the adoption of this update will have on our financial position, results of operations, and disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
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
September 30, 2025
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
Unum Group and Subsidiaries
September 30, 2025
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
September 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued

At September 30, 2025, approximately 20.2 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 79.8 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•61.9 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•17.1 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•0.8 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of September 30, 2025 or December 31, 2024.

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
September 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		September 30, 2025
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$211.2	Not redeemable	$112.7
		51.3	Quarterly / 90 days notice	12.7
Total Private Credit		262.5		125.4

Private Equity	(b)	622.8	Not redeemable	395.8
		31.9	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	15.1
Total Private Equity		654.7		410.9

Real Assets	(c)	501.5	Not redeemable	209.1
		37.6	Quarterly / 90 days notice	—
Total Real Assets		539.1		209.1

Total Partnerships		$1,456.3		$745.4

		December 31, 2024
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$236.9	Not redeemable	$118.9
		52.3	Quarterly / 90 days notice	10.3
Total Private Credit		289.2		129.2

Private Equity	(b)	604.1	Not redeemable	398.2
		36.1	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	11.0
Total Private Equity		640.2		409.2

Real Assets	(c)	486.6	Not redeemable	230.1
		34.6	Quarterly / 90 days notice	—
Total Real Assets		521.2		230.1

Total Partnerships		$1,450.6		$768.5

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
America and, to a lesser extent, outside of North America.  As of September 30, 2025, the estimated remaining life of the investments that do not allow for redemptions is approximately 73 percent in the next 3 years, 14 percent during the period from 3 to 5 years, and 13 percent during the period from 5 to 10 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of September 30, 2025, the estimated remaining life of the investments that do not allow for redemptions is approximately 41 percent in the next 3 years, 23 percent during the period from 3 to 5 years, and 36 percent during the period from 5 to 10 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of September 30, 2025, the estimated remaining life of the investments that do not allow for redemptions is approximately 45 percent in the next 3 years, 34 percent during period from 3 to 5 years, and 21 percent during the period from 5 to 10 years.

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
September 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	September 30, 2025
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$79.7	$464.3	$—	$—	$544.0
States, Municipalities, and Political Subdivisions	—	3,068.0	—	—	3,068.0
Foreign Governments	—	879.5	—	—	879.5
Public Utilities	471.6	4,417.2	—	—	4,888.8
Mortgage/Asset-Backed Securities[1]	—	1,022.6	99.0	—	1,121.6
All Other Corporate Bonds	6,160.5	16,476.0	44.0	—	22,680.5
Redeemable Preferred Stocks	—	7.8	—	—	7.8
Total Fixed Maturity Securities	6,711.8	26,335.4	143.0	—	33,190.2

Other Long-term Investments
Derivatives
Forwards	—	5.0	—	—	5.0
Foreign Currency Interest Rate Swaps	—	51.6	—	—	51.6
Embedded Derivative in Modified Coinsurance Arrangement	—	—	13.9	—	13.9
Total Derivatives	—	56.6	13.9	—	70.5
Perpetual Preferred and Equity Securities	—	0.2	23.0	—	23.2
Private Equity Partnerships	—	—	—	1,456.3	1,456.3
Total Other Long-term Investments	—	56.8	36.9	1,456.3	1,550.0
Total Financial Instrument Assets Carried at Fair Value	$6,711.8	$26,392.2	$179.9	$1,456.3	$34,740.2

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$208.2	$—	$—	$208.2
Foreign Currency Interest Rate Swaps	—	51.4	—	—	51.4
Total Derivatives	—	259.6	—	—	259.6
Total Financial Instrument Liabilities Carried at Fair Value	$—	$259.6	$—	$—	$259.6
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
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
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2025
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$—	$0.1	$—	$(22.5)	$22.4	$—	$—	$—	$—
Mortgage/Asset-Backed Securities[1]	81.4	—	—	19.3	(1.7)	—	—	99.0	—	—
All Other Corporate Bonds	19.9	0.3	1.3	6.2	(66.1)	83.4	(1.0)	44.0	1.3	—
Total Fixed Maturity Securities	101.3	0.3	1.4	25.5	(90.3)	105.8	(1.0)	143.0	1.3	—

Perpetual Preferred and Equity Securities	23.8	(0.8)	—	—	—	—	—	23.0	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	10.6	3.3	—	—	—	—	—	13.9	—	3.3
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued

	Three Months Ended September 30, 2024
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$(0.2)	$0.7	$—	$(10.3)	$9.8	$—	$—	$—	$—
Mortgage/Asset-Backed Securities[1]	46.5	—	0.2	4.9	(0.7)	0.1	—	51.0	0.2	—
All Other Corporate Bonds	53.3	—	2.0	—	(42.2)	39.1	(24.2)	28.0	2.0	—
Total Fixed Maturity Securities	99.8	(0.2)	2.9	4.9	(53.2)	49.0	(24.2)	79.0	2.2	—

Perpetual Preferred and Equity Securities	21.7	—	—	—	—	—	—	21.7	—	—
Embedded Derivative in Modified Coinsurance Arrangement	5.4	(0.8)	—	—	—	—	—	4.6	—	(0.8)
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued

	Nine Months Ended September 30, 2025
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$(1.5)	$1.9	$—	$(43.7)	$43.3	$—	$—	$—	$—
Mortgage/Asset-Backed Securities[1]	73.5	—	0.3	31.2	(5.9)	—	(0.1)	99.0	0.3	—
All Other Corporate Bonds	71.5	(5.9)	(0.7)	6.2	(172.3)	183.4	(38.2)	44.0	(0.7)	—
Total Fixed Maturity Securities	145.0	(7.4)	1.5	37.4	(221.9)	226.7	(38.3)	143.0	(0.4)	—

Perpetual Preferred and Equity Securities	24.4	6.8	—	4.7	(12.9)	—	—	23.0	—	0.8
Embedded Derivative in Modified Coinsurance Arrangement	11.5	2.4	—	—	—	—	—	13.9	—	2.4
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued

	Nine Months Ended September 30, 2024
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$(0.2)	$0.3	$—	$(10.3)	$10.2	$—	$—	$—	$—
Mortgage/Asset-Backed Securities[1]	32.9	—	0.6	15.5	(1.9)	3.9	—	51.0	0.6	—
All Other Corporate Bonds	123.4	(2.6)	6.9	2.3	(196.4)	189.0	(94.6)	28.0	6.9	(2.6)
Total Fixed Maturity Securities	156.3	(2.8)	7.8	17.8	(208.6)	203.1	(94.6)	79.0	7.5	(2.6)

Perpetual Preferred and Equity Securities	21.6	0.1	—	—	—	—	—	21.7	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	(1.5)	6.1	—	—	—	—	—	4.6	—	6.1
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
September 30, 2025
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

	September 30, 2025
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$5.7	Market Approach	Market Convention	(a)	Priced at Par Value
Mortgage-Backed Securities/ Asset-Backed Securities[1]	14.6	Market Approach	Market Convention	(a)	Priced at Par Value
Perpetual Preferred and Equity Securities	23.0	Market Approach	Market Convention	(a)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	13.9	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(b)	Actuarial Assumptions (0.31)%

	December 31, 2024
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$16.3	Market Approach	Volatility of Credit Market Convention	(c) (a)	5.00% - 5.00% / 5.00% Priced at Par Value
Mortgage-Backed Securities/ Asset-Backed Securities[1]	21.2	Market Approach	Market Convention	(a)	Priced at Par Value
Perpetual Preferred and Equity Securities	24.4	Market Approach	Market Convention	(a)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	11.5	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(b)	Actuarial Assumptions (0.23)%
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

(a)Represents a decision to price based on par value, cost, owner's equity, or the price of the most recent capital funding round when limited data is available
(b)Represents various actuarial assumptions required to derive the liability cash flows. Fair value of embedded derivative is most often driven by the change in the weighted average credit spread to the swap curve for the assets backing the hypothetical loan
(c)Represents basis point adjustments for credit-specific factors

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
September 30, 2025
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,270.8 million and $3,313.6 million as of September 30, 2025 and December 31, 2024, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
September 30, 2025
Note 3 - Fair Value of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	September 30, 2025
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$1,977.5	$—	$1,977.5	$2,129.8
Policy Loans	—	—	3,653.4	3,653.4	3,584.1
Other Long-term Investments
Miscellaneous Long-term Investments	—	38.0	0.2	38.2	38.2
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,015.5	$3,653.6	$5,669.1	$5,752.1

Liabilities
Long-term Debt	$3,032.8	$348.0	$—	$3,380.8	$3,470.8
Other Liabilities
Unfunded Commitments	—	0.2	—	0.2	0.2
Payable for Collateral on FHLB Funding Agreements	—	585.4	—	585.4	585.4
Total Financial Instrument Liabilities Not Carried at Fair Value	$3,032.8	$933.6	$—	$3,966.4	$4,056.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 4 - Investments

Fixed Maturity Securities

At September 30, 2025 and December 31, 2024, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	September 30, 2025
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$542.7	$—	$18.7	$17.4	$544.0
States, Municipalities, and Political Subdivisions	3,473.8	—	74.4	480.2	3,068.0
Foreign Governments	1,044.4	—	14.5	179.4	879.5
Public Utilities	4,990.2	—	180.8	282.2	4,888.8
Mortgage/Asset-Backed Securities[2]	1,128.9	—	10.0	17.3	1,121.6
All Other Corporate Bonds	23,673.7	15.2	558.6	1,536.6	22,680.5
Redeemable Preferred Stocks	8.0	—	—	0.2	7.8
Total Fixed Maturity Securities	$34,861.7	$15.2	$857.0	$2,513.3	$33,190.2

	December 31, 2024
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$544.6	$—	$13.9	$28.0	$530.5
States, Municipalities, and Political Subdivisions	3,795.6	—	65.5	569.7	3,291.4
Foreign Governments	912.1	—	9.5	153.5	768.1
Public Utilities	5,525.0	—	132.3	364.4	5,292.9
Mortgage/Asset-Backed Securities[2]	949.4	—	5.0	37.2	917.2
All Other Corporate Bonds	26,535.2	2.8	450.6	2,160.8	24,822.2
Redeemable Preferred Stocks	8.0	—	—	0.4	7.6
Total Fixed Maturity Securities	$38,269.9	$2.8	$676.8	$3,314.0	$35,629.9
1Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	September 30, 2025
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$22.4	$0.3	$233.6	$17.1
States, Municipalities, and Political Subdivisions	168.2	5.8	1,902.4	474.4
Foreign Governments	202.5	7.9	324.1	171.5
Public Utilities	618.8	20.0	1,540.9	262.2
Mortgage/Asset-Backed Securities[1]	56.8	0.4	281.7	16.9
All Other Corporate Bonds	1,776.7	47.9	11,260.3	1,488.7
Redeemable Preferred Stocks	—	—	3.7	0.2
Total Fixed Maturity Securities	$2,845.4	$82.3	$15,546.7	$2,431.0

	December 31, 2024
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$43.7	$4.1	$201.3	$23.9
States, Municipalities, and Political Subdivisions	425.8	15.3	1,926.2	554.4
Foreign Governments	171.9	10.6	266.3	142.9
Public Utilities	1,281.7	48.4	1,549.5	316.0
Mortgage/Asset-Backed Securities[1]	199.9	8.9	285.9	28.3
All Other Corporate Bonds	4,904.4	182.5	12,209.3	1,978.3
Redeemable Preferred Stocks	3.9	0.1	3.7	0.3
Total Fixed Maturity Securities	$7,031.3	$269.9	$16,442.2	$3,044.1
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 4 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	September 30, 2025
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,432.4	$3.9	$459.6	$6.4	$970.3
Over 1 year through 5 years	6,736.2	157.1	3,523.8	99.4	3,270.1
Over 5 years through 10 years	7,357.1	257.5	3,651.7	369.7	3,593.2
Over 10 years	18,191.9	428.5	6,379.9	2,020.5	10,220.0
	33,717.6	847.0	14,015.0	2,496.0	18,053.6
Mortgage/Asset-Backed Securities[2]	1,128.9	10.0	783.1	17.3	338.5
Total Fixed Maturity Securities	$34,846.5	$857.0	$14,798.1	$2,513.3	$18,392.1

	December 31, 2024
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,484.1	$4.1	$432.4	$6.2	$1,049.6
Over 1 year through 5 years	7,688.2	123.5	2,840.8	196.6	4,774.3
Over 5 years through 10 years	8,404.6	236.4	3,486.1	565.5	4,589.4
Over 10 years	19,740.8	307.8	4,965.7	2,508.5	12,574.4
	37,317.7	671.8	11,725.0	3,276.8	22,987.7
Mortgage/Asset-Backed Securities[2]	949.4	5.0	431.4	37.2	485.8
Total Fixed Maturity Securities	$38,267.1	$676.8	$12,156.4	$3,314.0	$23,473.5
1Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of September 30, 2025:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$31,942.8	$832.2	$2,463.5	98.0%
Below-Investment-Grade	1,247.4	24.8	49.8	2.0
Total Fixed Maturity Securities	$33,190.2	$857.0	$2,513.3	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2025, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 4 - Investments - Continued
which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

As of September 30, 2025, we held 825 individual investment-grade fixed maturity securities and 47 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 765 investment-grade fixed maturity securities and 33 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 4 - Investments - Continued
The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as all other corporate bonds during the three and nine months ended September 30, 2025.

	Three Months Ended September 30
	2025	2024
	(in millions of dollars)
Balance, beginning of period	$14.4	$5.1
Change in allowance on securities with allowance recorded in previous period	1.6	0.2
Change in allowance on securities sold or otherwise disposed during the period	(0.8)	(2.4)
Balance, end of period	$15.2	$2.9

	Nine Months Ended September 30
	2025	2024
	(in millions of dollars)
Balance, beginning of period	$2.8	$2.2
Credit losses on securities for which credit losses were not previously recorded	10.5	2.9
Change in allowance on securities with allowance recorded in previous period	2.7	0.2
Change in allowance on securities sold or otherwise disposed during the period	(0.8)	(2.4)
Balance, end of period	$15.2	$2.9

At September 30, 2025, we had commitments of $61.4 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of September 30, 2025, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,456.5 million, comprised of $0.2 million of tax credit partnerships and $1,456.3 million of private equity partnerships. At December 31, 2024, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $1,450.8 million, comprised of $0.2 million of tax credit partnerships and $1,450.6 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

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
September 30, 2025
Note 4 - Investments - Continued
service coverage ratio greater than 1.25 times on a normalized 25 year amortization period. We update our debt service coverage ratios annually.

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,145.4 million and $2,240.6 million at September 30, 2025 and December 31, 2024, respectively. The allowance for expected credit losses was $15.6 million and $16.1 million at September 30, 2025 and December 31, 2024, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $6.8 million and $7.0 million at September 30, 2025 and December 31, 2024, respectively.

The carrying amount of mortgage loans by property type and geographic region are presented below.

	September 30, 2025		December 31, 2024
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$657.1	30.9%	$658.2	29.6%
Industrial	662.0	31.1	690.4	31.0
Office	319.9	15.0	338.4	15.2
Retail	462.9	21.7	496.2	22.3
Other	27.9	1.3	41.3	1.9
Total	$2,129.8	100.0%	$2,224.5	100.0%

Region
New England	$50.6	2.4%	$52.6	2.4%
Mid-Atlantic	161.7	7.6	167.2	7.5
East North Central	275.7	12.9	297.2	13.4
West North Central	145.6	6.8	151.1	6.8
South Atlantic	508.1	23.9	532.5	23.9
East South Central	86.5	4.1	95.1	4.3
West South Central	184.8	8.7	193.6	8.7
Mountain	271.5	12.7	278.7	12.5
Pacific	445.3	20.9	456.5	20.5
Total	$2,129.8	100.0%	$2,224.5	100.0%

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
September 30, 2025
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators:

	September 30, 2025		December 31, 2024
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$105.0	4.9%	$117.8	5.3%
A	1,058.7	49.7	1,099.1	49.4
BBB	840.6	39.5	915.5	41.2
BB	110.5	5.2	85.0	3.8
B	15.0	0.7	7.1	0.3
Total	$2,129.8	100.0%	$2,224.5	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,648.1	77.4%	$1,639.6	73.8%
> 65% <= 75%	252.7	11.9	367.6	16.5
> 75% <= 85%	132.6	6.2	152.3	6.8
> 85%	96.4	4.5	65.0	2.9
Total	$2,129.8	100.0%	$2,224.5	100.0%

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 4 - Investments - Continued
The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025
	Prior to 2021	2021	2022	2023	2024	2025	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$98.9	$6.1	$—	$—	$—	$—	$105.0
A	806.5	165.6	23.8	9.5	6.4	49.0	1,060.8
BBB	520.2	142.8	62.2	56.8	39.5	23.3	844.8
BB	82.5	9.3	—	—	—	20.4	112.2
B	22.6	—	—	—	—	—	22.6
Total Amortized Cost	1,530.7	323.8	86.0	66.3	45.9	92.7	2,145.4
Allowance for credit losses	(13.4)	(0.9)	(0.3)	(0.4)	(0.2)	(0.4)	(15.6)
Carrying Amount	$1,517.3	$322.9	$85.7	$65.9	$45.7	$92.3	$2,129.8

Loan-to-Value Ratio[1]
<=65%	$1,267.1	$240.6	$39.7	$38.5	$11.6	$54.7	$1,652.2
>65<=75%	117.0	10.8	46.3	27.8	34.3	17.6	253.8
>75%<=85%	98.7	35.1	—	—	—	—	133.8
>85%	47.9	37.3	—	—	—	20.4	105.6
Total Amortized Cost	1,530.7	323.8	86.0	66.3	45.9	92.7	2,145.4
Allowance for credit losses	(13.4)	(0.9)	(0.3)	(0.4)	(0.2)	(0.4)	(15.6)
Carrying Amount	$1,517.3	$322.9	$85.7	$65.9	$45.7	$92.3	$2,129.8

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
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

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 4 - Investments - Continued
The following tables present a roll-forward of the allowance for expected credit losses by loan-to-value ratio for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.8	$0.3	$—	$—	$4.1
>65<=75%	1.5	(0.4)	—	—	1.1
>75%<=85%	1.1	0.9	(0.8)	—	1.2
>85%	9.2	—	—	—	9.2
Total	$15.6	$0.8	$(0.8)	$—	$15.6

	Three Months Ended September 30, 2024
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.7	$0.3	$—	$—	$4.0
>65<=75%	3.3	(1.1)	—	—	2.2
>75%<=85%	1.7	0.8	—	—	2.5
>85%	3.4	4.4	—	—	7.8
Total	$12.1	$4.4	$—	$—	$16.5

	Nine Months Ended September 30, 2025
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$4.2	$(0.1)	$—	$—	$4.1
>65<=75%	1.7	(0.6)	—	—	1.1
>75%<=85%	2.2	(0.2)	(0.8)	—	1.2
>85%	8.0	1.2	—	—	9.2
Total	$16.1	$0.3	$(0.8)	$—	$15.6

	Nine Months Ended September 30, 2024
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.8	$0.2	$—	$—	$4.0
>65<=75%	3.8	(1.6)	—	—	2.2
>75%<=85%	1.2	1.3	—	—	2.5
>85%	1.4	6.4	—	—	7.8
Total	$10.2	$6.3	$—	$—	$16.5

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 4 - Investments - Continued
During the three months ended September 30, 2025, no commercial mortgage loans had been modified for borrowers experiencing financial difficulties. During the nine months ended September 30, 2025, we granted an other-than-insignificant payment delay for a commercial mortgage loan with an amortized cost of $14.2 million, which deferred the principal payment for 24 months. This modification represents less than one percent of the commercial mortgage loan portfolio balance. During the three and nine months ended September 30, 2025, all commercial loans which were previously modified for borrowers experiencing financial difficulties were current. During the three and nine months ended September 30, 2024, no commercial mortgage loans had been modified for borrowers experiencing financial difficulties and all commercial mortgage loans which were previously modified for borrowers experiencing financial difficulties were current.

As of September 30, 2025 and December 31, 2024, we held one specifically identified impaired mortgage loan with a carrying value of $8.4 million and $9.2 million, respectively, that was past due regarding principal and/or interest payments. During the three months ended September 30, 2025, it was determined that this loan required further impairment, resulting in a $0.8 million write-off. No interest income was recognized on this loan following impairment.

As of September 30, 2025 and December 31, 2024, we had no commercial mortgage loan foreclosures.

At September 30, 2025, we had $9.1 million of commitments to fund commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At September 30, 2025, we had a nominal amount of expected credit losses related to unfunded commitments on our consolidated balance sheets. At December 31, 2024, we had $0.1 million expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our real estate held for the production of income balance was $42.8 million and $59.5 million at September 30, 2025 and December 31, 2024, respectively, and the associated accumulated depreciation was $129.0 million and $129.7 million at September 30, 2025 and December 31, 2024, respectively. We monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired.

Our held for sale real estate balance was $51.4 million and $41.9 million at September 30, 2025 and December 31, 2024 and the associated accumulated depreciation was $61.6 million and $57.5 million at September 30, 2025 and December 31, 2024, respectively. During the second quarter of 2025, we classified a property previously held for the production of income to held for sale. As of September 30, 2025, the property had a cost of $13.6 million and $4.1 million of accumulated depreciation. The estimated fair values less costs to sell are above the carrying values of the properties and we expect to close the sales of the properties within the next twelve months.

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

As of September 30, 2025, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $129.8 million, for which we received collateral in the form of cash and securities of $109.0 million and $26.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 4 - Investments - Continued
million, respectively. As of December 31, 2024, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $94.0 million, for which we received collateral in the form of cash and securities of $62.7 million and $34.8 million, respectively. We had no outstanding repurchase agreements at September 30, 2025 or December 31, 2024.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	September 30, 2025	December 31, 2024
	Overnight and Continuous
	(in millions of dollars)
Borrowings
Public Utilities	$3.9	$5.2
Short Term Investments	—	1.0
All Other Corporate Bonds	105.1	56.5
Total Borrowings	109.0	62.7
Gross Amount of Recognized Liability for Securities Lending Transactions	109.0	62.7
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	September 30, 2025	December 31, 2024
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$38.0	$26.7
Advances from FHLB	585.4	324.2

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$754.9	$553.6
Commercial Mortgage Loans	1,124.7	908.2
Total Carrying Value of Collateral Posted to FHLB	$1,879.6	$1,461.8

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
September 30, 2025
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

	September 30, 2025
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$56.6	$—	$56.6	$(56.6)	$—	$—
Securities Lending	129.8	—	129.8	(20.8)	(109.0)	—
Total	$186.4	$—	$186.4	$(77.4)	$(109.0)	$—

Financial Liabilities:
Derivatives	$259.6	$—	$259.6	$(258.5)	$—	$1.1
Securities Lending	109.0	—	109.0	(109.0)	—	—
Total	$368.6	$—	$368.6	$(367.5)	$—	$1.1

	December 31, 2024
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$79.4	$—	$79.4	$(75.7)	$(3.2)	$0.5
Securities Lending	94.0	—	94.0	(31.3)	(62.7)	—
Total	$173.4	$—	$173.4	$(107.0)	$(65.9)	$0.5

Financial Liabilities:
Derivatives	$255.7	$—	$255.7	$(254.3)	$—	$1.4
Securities Lending	62.7	—	62.7	(62.7)	—	—
Total	$318.4	$—	$318.4	$(317.0)	$—	$1.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(in millions of dollars)
Fixed Maturity Securities	$419.1	$465.4	$1,360.2	$1,388.5
Derivatives	3.7	8.1	5.6	25.0
Mortgage Loans	22.0	22.0	65.7	66.6
Policy Loans	5.3	5.7	16.2	16.3
Other Long-term Investments
Perpetual Preferred Securities	(0.1)	—	0.7	0.3
Private Equity Partnerships[1]	21.7	19.6	65.3	72.6
Other	4.2	3.4	23.4	8.5
Short-term Investments	25.5	24.0	86.6	65.7
Gross Investment Income	501.4	548.2	1,623.7	1,643.5
Less Investment Expenses	21.8	17.5	64.5	48.3
Less Investment Income on Participation Fund Account Assets	2.8	2.9	8.5	8.8
Net Investment Income	$476.8	$527.8	$1,550.7	$1,586.4

1The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2025 related to private equity partnerships still held at September 30, 2025 was $28.8 million and $86.4 million, respectively, reduced by net management fees and partnership expenses of $(7.1) million and $(21.1) million, respectively. The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2024 related to private equity partnerships still held at September 30, 2024 was $25.3 million and $87.6 million, respectively, reduced by net management fees and partnership expenses of $(5.7) million and $(15.0) million, respectively. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales[1]	$139.2	$1.1	$141.0	$1.1
Gross Losses on Sales[1]	(11.5)	(8.5)	(71.5)	(29.7)
Impairment Loss[1]	—	(1.3)	(160.9)	(2.5)
Change in Allowance for Credit Losses	(0.8)	(0.2)	(12.4)	(3.1)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.2	0.4	7.6	0.4
Gross Losses on Sales	—	—	(0.4)	—
Impairment Loss	(1.6)	—	(5.4)	—
Change in Allowance for Credit Losses	—	(4.5)	0.5	(6.4)
Embedded Derivative in Modified Coinsurance Arrangement	3.3	(0.8)	2.4	6.1
All Other Derivatives	0.1	(2.2)	(3.1)	(0.2)
Foreign Currency Transactions	(0.9)	3.1	5.7	0.5
Other	—	—	—	9.3
Net Investment Gains (Losses)	$128.0	$(12.9)	$(96.5)	$(24.5)

1Our investment gains and losses on fixed maturity securities for the third quarter and first nine months of 2025 were driven primarily by the Closed Block long-term care and Unum US individual disability reinsurance transaction (Fortitude Re reinsurance transaction) which resulted in a net gain of $137.6 million in the third quarter of 2025 and a net loss of $46.8 million in the first nine months of 2025. In addition, we realized a $19.1 million loss on sales of fixed maturity securities relating to funding of a dividend from one of our subsidiaries in the first nine months of 2025.

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
September 30, 2025
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
September 30, 2025
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily changes in interest rates, exchange rates, and equity prices) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At September 30, 2025 we had no credit exposure on derivatives. At December 31, 2024, we had $0.5 million credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	September 30, 2025	December 31, 2024
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$2.5	$3.6
Fixed Maturity Securities	5.5	8.4
	$8.0	$12.0
Carrying Value of Collateral Posted to Counterparties
Cash	$—	$4.0
Fixed Maturity Securities	220.8	196.7
	$220.8	$200.7

See Note 4 for further discussion of our master netting agreements.

All of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $259.6 million and $255.7 million at September 30, 2025 and December 31, 2024, respectively.

Cash Flow Hedges

As of September 30, 2025 and December 31, 2024, we had $129.6 million and $139.1 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of September 30, 2025 and December 31, 2024, we had $2,634.0 million and $2,570.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase of fixed maturity securities.

As of September 30, 2025, we expect to amortize approximately $3.1 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from AOCI into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from AOCI into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2025, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2053.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 5 - Derivative Financial Instruments - Continued
Fair Value Hedges

As of September 30, 2025 and December 31, 2024, we had $768.7 million and $736.4 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following table summarizes the amortized cost, carrying amount of hedged assets and the related cumulative basis adjustments related to our fair value hedges:

	September 30, 2025
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$792.3	$690.4	$23.5

	December 31, 2024
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$648.4	$551.0	$(46.3)

For the three and nine months ended September 30, 2025, $6.4 million and $31.3 million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. For the three and nine months ended September 30, 2024, $8.2 million and $9.5 million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of September 30, 2025 and December 31, 2024, we held $119.7 million and $125.9 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of September 30, 2025 and December 31, 2024, we held $49.1 million and $51.1 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of September 30, 2025 and December 31, 2024, we held $150.0 million and $128.9 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
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

	September 30, 2025
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$2,634.0	$5.0	$207.1
Foreign Currency Interest Rate Swaps	129.6	15.8	1.4
Total Cash Flow Hedges	2,763.6	20.8	208.5

Fair Value Hedges
Foreign Currency Interest Rate Swaps	768.7	35.5	34.3
Total Designated as Hedging Instruments	$3,532.3	$56.3	$242.8

Not Designated as Hedging Instruments
Foreign Currency Forwards	$49.1	$—	$1.1
Foreign Currency Interest Rate Swaps	119.7	0.3	15.7
Total Return Swaps	150.0	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	13.9	—
Total Not Designated as Hedging Instruments	$318.8	$14.2	$16.8

Total Derivatives	$3,851.1	$70.5	$259.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
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
September 30, 2025
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30
	2025			2024
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$476.8	$128.0	$52.2	$527.8	$(12.9)	$49.2

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged Items	11.8	39.2	0.7	21.1	—	0.7
Derivatives Designated as Hedging Instruments	1.5	2.2	0.1	3.7	—	—
Foreign Exchange Contracts:
Hedged Items	1.6	(0.9)	—	2.3	(0.7)	—
Derivatives Designated as Hedging Instruments	(0.9)	0.8	—	0.9	0.7	—
Forward Benchmark Interest Rate Locks:
Hedged Items	14.6	0.5	—	10.7	—	—
Derivatives Designated as Hedging Instruments	(0.4)	(3.1)	—	(0.3)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged Items	6.1	(2.3)	—	4.9	25.2	—
Derivatives Designated as Hedging Instruments	3.7	2.3	—	4.2	(25.2)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 5 - Derivative Financial Instruments - Continued

	Nine Months Ended September 30
	2025			2024
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$1,550.7	$(96.5)	$156.2	$1,586.4	$(24.5)	$148.6

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged Items	46.8	38.9	2.2	91.3	—	2.2
Derivatives Designated as Hedging Instruments	7.0	2.2	0.1	14.5	—	—
Foreign Exchange Contracts:
Hedged Items	5.9	(1.0)	—	6.5	(0.4)	—
Derivatives Designated as Hedging Instruments	(1.3)	0.9	—	0.5	0.5	—
Forward Benchmark Interest Rate Locks:
Hedged Items	40.5	0.5	—	29.6	—	—
Derivatives Designated as Hedging Instruments	(1.2)	(3.1)	—	(0.7)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged Items	15.7	69.8	—	13.4	5.6	—
Derivatives Designated as Hedging Instruments	1.4	(69.8)	—	11.5	(5.6)	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$17.9	$66.0	$(16.7)	$(39.6)
Foreign Exchange Contracts	2.5	(1.2)	(1.9)	2.6
Total	$20.4	$64.8	$(18.6)	$(37.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(in millions of dollars)
Net Investment Gain (Loss)
Foreign Exchange Contracts	$—	$(2.2)	$(5.9)	$(0.2)
Embedded Derivative in Modified Coinsurance Arrangement	3.3	(0.8)	2.4	6.1
Total Return Swaps	—	—	2.8	—
Total	$3.3	$(3.0)	$(0.7)	$5.9

Net Investment Income
Total Return Swaps	$—	$—	$0.9	$—

Other Expenses
(Gain) Loss on Total Return Swaps	$(6.8)	$(5.4)	$(13.8)	$(14.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 6 - Accumulated Other Comprehensive Loss
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Loss on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Loss on Derivatives	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at June 30, 2025	$(2,253.7)	$1,058.9	$(285.0)	$(220.7)	$(340.2)	$(2,040.7)
Other Comprehensive Income (Loss) Before Reclassifications	375.8	(402.3)	20.9	(25.4)	1.6	(29.4)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(100.3)	—	(0.1)	—	3.2	(97.2)
Net Other Comprehensive Income (Loss)	275.5	(402.3)	20.8	(25.4)	4.8	(126.6)
Balance at September 30, 2025	$(1,978.2)	$656.6	$(264.2)	$(246.1)	$(335.4)	$(2,167.3)

Balance at June 30, 2024	$(2,723.8)	$712.3	$(164.6)	$(328.4)	$(341.7)	$(2,846.2)
Other Comprehensive Income (Loss) Before Reclassifications	1,225.8	(1,239.3)	58.8	68.5	(4.2)	109.6
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	6.8	—	(3.1)	—	3.2	6.9
Net Other Comprehensive Income (Loss)	1,232.6	(1,239.3)	55.7	68.5	(1.0)	116.5
Balance at September 30, 2024	$(1,491.2)	$(527.0)	$(108.9)	$(259.9)	$(342.7)	$(2,729.7)

Balance at December 31, 2024	$(2,755.2)	$1,185.4	$(270.7)	$(343.0)	$(340.2)	$(2,523.7)
Other Comprehensive Income (Loss) Before Reclassifications	695.0	(528.8)	10.1	96.9	(4.8)	268.4
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	82.0	—	(3.6)	—	9.6	88.0
Net Other Comprehensive Income (Loss)	777.0	(528.8)	6.5	96.9	4.8	356.4
Balance at September 30, 2025	$(1,978.2)	$656.6	$(264.2)	$(246.1)	$(335.4)	$(2,167.3)

Balance at December 31, 2023	$(1,919.1)	$(648.4)	$(73.7)	$(321.1)	$(345.7)	$(3,308.0)
Other Comprehensive Income (Loss) Before Reclassifications	401.1	121.4	(24.3)	61.2	(6.6)	552.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	26.8	—	(10.9)	—	9.6	25.5
Net Other Comprehensive Income (Loss)	427.9	121.4	(35.2)	61.2	3.0	578.3
Balance at September 30, 2024	$(1,491.2)	$(527.0)	$(108.9)	$(259.9)	$(342.7)	$(2,729.7)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 6 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from accumulated other comprehensive loss were recognized in our consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Gain (Loss) on Fixed Maturity Securities
Net Gain (Loss) on Sales	$127.7	$(7.4)	$69.5	$(28.6)
Impairment Loss	—	(1.3)	(160.9)	(2.5)
Change in Allowance for Credit Losses	(0.8)	(0.2)	(12.4)	(3.1)
	126.9	(8.9)	(103.8)	(34.2)
Income Tax Expense (Benefit)	26.6	(2.1)	(21.8)	(7.4)
Total	$100.3	$(6.8)	$(82.0)	$(26.8)

Net Loss on Derivatives
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$1.1	$3.4	$5.8	$13.8
Loss on Foreign Currency Interest Rate Swaps	—	—	—	(0.1)
Net Investment Gain (Loss)
Loss on Interest Rate Swaps and Forwards	(0.9)	—	(0.9)	—
Gain (Loss) on Foreign Currency Interest Rate Swaps	(0.1)	0.6	(0.4)	0.1
	0.1	4.0	4.5	13.8
Income Tax Expense	—	0.9	0.9	2.9
Total	$0.1	$3.1	$3.6	$10.9

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.2)	$(4.2)	$(12.4)	$(12.4)
Amortization of Prior Service Credit	0.1	0.1	0.2	0.2
	(4.1)	(4.1)	(12.2)	(12.2)
Income Tax Benefit	(0.9)	(0.9)	(2.6)	(2.6)
Total	$(3.2)	$(3.2)	$(9.6)	$(9.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
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

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate. The weighted average current discount rate was 5.1 percent at September 30, 2025 and 5.3 percent at December 31, 2024 with the decrease due primarily to a decrease in U.S. Treasury rates. The weighted average current discount rate was 4.8 percent at September 30, 2024 and December 31, 2023.

During the third quarter of 2025, we completed our annual cash flow assumption review and updated certain of our assumptions used to develop the liability for future policy benefits which resulted in a net increase to the liability. The increase to the liability for future policy benefits was driven primarily by the impact of assumption updates in our Closed Block long-term care product line, partially offset by the impact of assumption updates in the Unum US group disability product line and our Unum US individual disability product line. The Closed Block long-term care assumption updates were primarily driven by the removal of morbidity and mortality improvement assumptions. Also contributing were higher expectations for claim incidence assumptions, and the removal of future assumptions related to new enrollments on existing group cases, partially offset by an increase to expected future premium rate approvals and higher expectations for claim terminations. The Unum US group disability product line assumption updates were primarily related to claim resolution assumptions driven by favorable claim recovery trends and higher mortality expectations, while the Unum US individual disability product line assumption updates were primarily driven by favorable claim incidence and recovery trends.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Actual variance from expected experience during the first nine months of 2025 and 2024 was due primarily to the Unum US group disability, Closed Block long-term care, and the Unum US group life and accidental death and dismemberment product lines. Also contributing to the comparison for the first nine months of 2025 was the Closed Block all other product line. During the first nine months of 2025 and 2024, the variance in the Unum US group disability product line was primarily due to higher than expected claim resolutions driven by recoveries. During the first nine months of 2025 and 2024, the variance in the Closed Block long-term care product line was driven primarily by higher than expected claim incidence. Also impacting the variance for the first nine months of 2025 was higher than expected mortality experience. Also impacting the variance for the first nine months of 2024 was lower than expected policy terminations, partially offset by higher than expected claim resolutions. During the first nine months of 2025 and 2024, the variance in the Unum US group life and accidental death and dismemberment product line was driven primarily by higher than expected claim resolutions driven by recoveries and lower than expected claim incidence. Also impacting the actual variances from expected experience during the first nine months of 2025 was higher than expected mortality experience in the Closed Block all other product line, driven by our individual disability product.

For the nine months ended September 30, 2025 and 2024, there were certain cohorts within the Colonial Life segment, related to our cancer and critical illness product line, and within the Closed Block segment, related to our long-term care product line, for which net premiums exceeded gross premiums. The cohorts for which net premiums exceeded the gross premiums within the Closed Block segment resulted in a $425.6 million reduction to income before income tax for the nine months ended September 30, 2025 and resulted in a $70.8 million increase to income before income tax for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the cohorts for which net premiums exceeded the gross premiums within the Colonial Life segment resulted in a $10.9 million reduction to income before income tax. For the nine months ended September 30, 2024, the cohorts for which net premiums exceeded the gross premiums within the Colonial Life segment had an immaterial impact to income before income tax. The impact to income for capped cohorts includes the impact of assumption updates. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the nine months ended September 30, 2025 or 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	September 30
	2025	2024
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$13,930.6	$14,417.8
Beginning balance at original discount rate	14,266.9	14,243.2
Effect of changes in cash flow assumptions	161.7	73.0
Effect of actual variances from expected experience	(229.0)	(151.9)
Adjusted beginning of year balance	14,199.6	14,164.3
Issuances	941.3	856.7
Interest accretion	482.2	481.8
Net premiums collected	(1,258.7)	(1,222.6)
Foreign currency	42.7	7.3
Ending balance at original discount rate	14,407.1	14,287.5
Effect of change in discount rate assumptions	65.1	319.0
Balance, end of period	$14,472.2	$14,606.5

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$48,920.1	$52,423.6
Beginning balance at original discount rate	50,778.2	51,305.7
Effect of changes in cash flow assumptions	715.9	(248.5)
Effect of actual variances from expected experience	(292.3)	(355.6)
Adjusted beginning of year balance	51,201.8	50,701.6
Issuances[1]	2,588.5	2,506.9
Interest accretion	1,703.4	1,707.3
Benefit payments	(4,120.3)	(4,078.4)
Foreign currency	228.8	121.0
Ending balance at original discount rate	51,602.2	50,958.4
Effect of change in discount rate assumptions	(565.1)	1,204.1
Balance, end of period	$51,037.1	$52,162.5

Net liability for future policy benefits	$36,564.9	$37,556.0
Other[2]	1,539.6	1,655.7
Total liability for future policy benefits	38,104.5	39,211.7
Less: Reinsurance recoverable related to future policy benefits	10,434.7	7,455.9
Net liability for future policy benefits, after reinsurance recoverable	$27,669.8	$31,755.8

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
September 30, 2025
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

	Consolidated
	Nine Months Ended September 30
	2025	2024
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$7,866.7	$7,568.4
Interest accretion	$1,221.2	$1,225.5

	Consolidated
	September 30
	2025	2024
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$102,872.2	$104,039.1
Expected future gross premiums	$39,457.2	$39,394.1

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$26,202.4	$25,941.4

Weighted average interest rate:
Interest accretion rate	4.9%	4.9%
Current discount rate	5.1%	4.8%

Weighted average duration of the liability	11.2 years	11.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Unum US Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	September 30, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,240.2	$1,202.5	$2,442.7
Beginning balance at original discount rate	—	—	1,335.3	1,230.7	2,566.0
Effect of changes in cash flow assumptions	—	—	(29.6)	(56.9)	(86.5)
Effect of actual variances from expected experience	—	—	(57.3)	(27.6)	(84.9)
Adjusted beginning of year balance	—	—	1,248.4	1,146.2	2,394.6
Issuances[1]	—	—	323.6	164.2	487.8
Interest accretion	—	—	35.1	37.4	72.5
Net premiums collected	—	—	(164.7)	(133.3)	(298.0)
Ending balance at original discount rate	—	—	1,442.4	1,214.5	2,656.9
Effect of change in discount rate assumptions	—	—	(55.1)	5.7	(49.4)
Balance, end of period	$—	$—	$1,387.3	$1,220.2	$2,607.5

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$4,735.8	$835.2	$2,362.5	$3,096.5	$11,030.0
Beginning balance at original discount rate	4,907.5	852.6	2,614.6	3,191.1	11,565.8
Effect of changes in cash flow assumptions	(93.0)	(7.1)	(40.8)	(91.8)	(232.7)
Effect of actual variances from expected experience	(57.8)	(32.7)	(56.7)	(35.7)	(182.9)
Adjusted beginning of year balance	4,756.7	812.8	2,517.1	3,063.6	11,150.2
Issuances[1]	886.7	328.8	344.8	176.2	1,736.5
Interest accretion	110.0	13.0	80.8	108.6	312.4
Benefit payments	(1,076.0)	(342.0)	(203.2)	(217.0)	(1,838.2)
Ending balance at original discount rate	4,677.4	812.6	2,739.5	3,131.4	11,360.9
Effect of change in discount rate assumptions	(72.5)	(6.8)	(183.0)	3.8	(258.5)
Balance, end of period	$4,604.9	$805.8	$2,556.5	$3,135.2	$11,102.4

Net liability for future policy benefits	$4,604.9	$805.8	$1,169.2	$1,915.0	$8,494.9
Other	0.2	0.8	3.0	26.4	30.4
Total liability for future policy benefits	4,605.1	806.6	1,172.2	1,941.4	8,525.3
Less: Reinsurance recoverable related to future policy benefits	25.2	7.3	13.0	375.7	421.2
Net liability for future policy benefits, after reinsurance recoverable	$4,579.9	$799.3	$1,159.2	$1,565.7	$8,104.1

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

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
September 30, 2025
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

	Nine Months Ended September 30, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,362.1	$1,574.1	$658.2	$509.5	$5,103.9
Interest accretion	$110.0	$13.0	$45.7	$71.2	$239.9

	Nine Months Ended September 30, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,294.8	$1,496.3	$621.3	$494.2	$4,906.6
Interest accretion	$121.7	$14.3	$43.3	$73.5	$252.8

	September 30, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$5,649.5	$920.6	$5,815.1	$5,035.1	$17,420.3
Expected future gross premiums	$—	$—	$6,200.9	$5,811.6	$12,012.5

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$4,004.1	$4,192.0	$8,196.1

Weighted average interest rate:
Interest accretion rate	4.3%	2.4%	5.0%	5.2%	4.4%
Current discount rate	4.4%	2.5%	5.4%	4.9%	4.5%

Weighted average duration of the liability	4.0 years	2.4 years	18.1 years	9.4 years	7.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

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
September 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Unum International Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum International segment.

	September 30
	2025	2024
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$276.1	$270.3
Beginning balance at original discount rate	314.2	298.4
Effect of changes in cash flow assumptions	(7.8)	(5.9)
Effect of actual variances from expected experience	5.3	15.1
Adjusted beginning of year balance	311.7	307.6
Issuances[1]	26.8	25.3
Interest accretion	10.1	8.7
Net premiums collected	(24.6)	(21.2)
Foreign currency	42.7	7.3
Ending balance at original discount rate	366.7	327.7
Effect of change in discount rate assumptions	(32.3)	(27.9)
Balance, end of period	$334.4	$299.8

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,391.6	$2,527.4
Beginning balance at original discount rate	2,641.5	2,687.1
Effect of changes in cash flow assumptions	(15.1)	0.1
Effect of actual variances from expected experience	(7.5)	(13.4)
Adjusted beginning of year balance	2,618.9	2,673.8
Issuances[1]	320.5	300.3
Interest accretion	55.5	51.3
Benefit payments	(339.2)	(326.4)
Foreign currency	228.8	121.0
Ending balance at original discount rate	2,884.5	2,820.0
Effect of change in discount rate assumptions	(272.1)	(214.9)
Balance, end of period	$2,612.4	$2,605.1

Net liability for future policy benefits	$2,278.0	$2,305.3
Other	50.2	43.1
Total liability for future policy benefits	2,328.2	2,348.4
Less: Reinsurance recoverable related to future policy benefits	70.0	78.0
Net liability for future policy benefits, after reinsurance recoverable	$2,258.2	$2,270.4

[1]Issuances for Unum International primarily represent new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
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

	Nine Months Ended September 30
	2025	2024
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$782.8	$710.2
Interest accretion	$45.4	$42.6

	September 30
	2025	2024
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$4,641.9	$4,536.2
Expected future gross premiums	$1,587.2	$1,335.6

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$994.4	$854.1

Weighted average interest rate:
Interest accretion rate	4.1%	4.1%
Current discount rate	5.1%	4.9%

Weighted average duration of the liability	8.8 years	8.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	September 30
	2025	2024
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,553.3	$3,592.6
Beginning balance at original discount rate	3,793.8	3,754.3
Effect of changes in cash flow assumptions	0.7	(7.9)
Effect of actual variances from expected experience	(35.8)	(57.0)
Adjusted beginning of year balance	3,758.7	3,689.4
Issuances	426.7	417.2
Interest accretion	105.8	101.4
Net premiums collected	(462.1)	(455.5)
Ending balance at original discount rate	3,829.1	3,752.5
Effect of change in discount rate assumptions	(136.8)	(105.6)
Balance, end of period	$3,692.3	$3,646.9

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,434.9	$5,566.0
Beginning balance at original discount rate	6,026.2	5,925.2
Effect of changes in cash flow assumptions	(7.6)	(52.7)
Effect of actual variances from expected experience	(50.2)	(84.2)
Adjusted beginning of year balance	5,968.4	5,788.3
Issuances	461.2	455.1
Interest accretion	177.3	172.2
Benefit payments	(480.4)	(458.4)
Ending balance at original discount rate	6,126.5	5,957.2
Effect of change in discount rate assumptions	(432.1)	(303.5)
Balance, end of period	$5,694.4	$5,653.7

Net liability for future policy benefits	$2,002.1	$2,006.8
Other	25.3	25.1
Total liability for future policy benefits	2,027.4	2,031.9
Less: Reinsurance recoverable related to future policy benefits	1.2	1.5
Net liability for future policy benefits, after reinsurance recoverable	$2,026.2	$2,030.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
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

	Nine Months Ended September 30
	2025	2024
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$1,329.8	$1,286.4
Interest accretion	$71.5	$70.8

	September 30
	2025	2024
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$10,893.9	$10,242.2
Expected future gross premiums	$13,078.5	$12,450.4

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$9,268.7	$8,948.9

Weighted average interest rate:
Interest accretion rate	4.4%	4.4%
Current discount rate	5.2%	4.8%

Weighted average duration of the liability	17.6 years	17.3 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Closed Block Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	September 30, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$7,658.5	$—	$7,658.5
Beginning balance at original discount rate	7,592.9	—	7,592.9
Effect of changes in cash flow assumptions	255.3	—	255.3
Effect of actual variances from expected experience	(113.6)	—	(113.6)
Adjusted beginning of year balance	7,734.6	—	7,734.6
Interest accretion	293.8	—	293.8
Net premiums collected	(474.0)	—	(474.0)
Ending balance at original discount rate	7,554.4	—	7,554.4
Effect of change in discount rate assumptions	283.6	—	283.6
Balance, end of period	$7,838.0	$—	$7,838.0

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$22,925.2	$7,138.4	$30,063.6
Beginning balance at original discount rate	22,953.7	7,591.0	30,544.7
Effect of changes in cash flow assumptions	974.6	(3.3)	971.3
Effect of actual variances from expected experience	(26.6)	(25.1)	(51.7)
Adjusted beginning of year balance	23,901.7	7,562.6	31,464.3
Issuances[1]	—	70.3	70.3
Interest accretion	913.4	244.8	1,158.2
Benefit payments	(784.8)	(677.7)	(1,462.5)
Ending balance at original discount rate	24,030.3	7,200.0	31,230.3
Effect of change in discount rate assumptions	650.6	(253.0)	397.6
Balance, end of period	$24,680.9	$6,947.0	$31,627.9

Net liability for future policy benefits	$16,842.9	$6,947.0	$23,789.9
Other[2]	4.7	1,429.0	1,433.7
Total liability for future policy benefits	16,847.6	8,376.0	25,223.6
Less: Reinsurance recoverable related to future policy benefits	3,388.7	6,553.6	9,942.3
Net liability for future policy benefits, after reinsurance recoverable	$13,458.9	$1,822.4	$15,281.3

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

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
September 30, 2025
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

	Nine Months Ended September 30, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$529.0	$121.2	$650.2
Interest accretion	$619.6	$244.8	$864.4

	Nine Months Ended September 30, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$521.6	$143.6	$665.2
Interest accretion	$597.7	$261.6	$859.3

	September 30, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$59,448.1	$10,468.0	$69,916.1
Expected future gross premiums	$12,779.0	$—	$12,779.0

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,743.2	$—	$7,743.2

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.3%
Current discount rate	5.4%	5.0%	5.3%

Weighted average duration of the liability	14.9 years	7.1 years	12.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

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
September 30, 2025
Note 7 - Liability for Future Policy Benefits - Continued

Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets are as follows:

	September 30
	2025	2024
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$8,525.3	$9,026.9
Unum International	2,328.2	2,348.4
Colonial Life	2,027.4	2,031.9
Closed Block[1]	25,223.6	25,804.5
Other products[1]	196.2	232.8
Total liability for future policy benefits	$38,300.7	$39,444.5

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
September 30, 2025
Note 8 - Policyholders' Account Balances
Policyholders' account balances primarily include our universal life and corporate-owned life insurance products. Policyholders' account balances reflect customer deposits and interest credited less cost of insurance, administration expenses, surrender charges, and customer withdrawals.

The following table presents the balances and changes in the policyholders' account balances:

	September 30, 2025
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$568.8	$849.0	$4,052.2	$5,470.0
Premiums received	37.3	56.3	24.2	117.8
Policy charges[1]	(41.0)	(52.2)	(82.5)	(175.7)
Surrenders and withdrawals	(30.0)	(28.3)	(12.4)	(70.7)
Benefit payments	(4.6)	(5.9)	(136.6)	(147.1)
Interest credited	15.1	25.4	247.4	287.9
Other	7.2	0.1	0.7	8.0
Balance, end of period	552.8	844.4	4,093.0	5,490.2
Reserves in excess of account balance	114.6	12.9	42.2	169.7
Total policyholders' account balances	667.4	857.3	4,135.2	5,659.9
Less: Reinsurance recoverable related to policyholders' account balances	0.7	—	4,135.2	4,135.9
Net policyholders' account balances, after reinsurance recoverable	$666.7	$857.3	$—	$1,524.0

Weighted average crediting rate	3.6%	4.1%	8.5%	7.3%
Net amount at risk[2]	$3,822.1	$7,795.1	$1,610.8	$13,228.0
Cash surrender value	$542.5	$821.9	$4,057.3	$5,421.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 8 - Policyholders' Account Balances - Continued

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
September 30, 2025
Note 8 - Policyholders' Account Balances - Continued
The balance of the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums is as follows.

	September 30, 2025
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$86.6	$—	$—	$—	$86.6
4.00% - 4.99%	229.1	207.7	—	—	436.8
5.00% - 6.00%	29.4	—	—	—	29.4
	345.1	207.7	—	—	552.8

	Colonial Life
4.00% - 5.00%	838.1	6.3	—	—	844.4

	Closed Block - All Other
3.00% - 5.99%	1,431.1	47.6	6.6	—	1,485.3
6.00% - 8.99%	25.7	—	—	—	25.7
9.00% - 11.99%	2,367.7	—	—	—	2,367.7
12.00% - 15.00%	214.3	—	—	—	214.3
	4,038.8	47.6	6.6	—	4,093.0

Total	$5,222.0	$261.6	$6.6	$—	$5,490.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 8 - Policyholders' Account Balances - Continued

	September 30, 2024
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$89.8	$—	$—	$—	$89.8
4.00% - 4.99%	220.2	193.6	35.8	—	449.6
5.00% - 6.00%	31.2	—	—	—	31.2
	341.2	193.6	35.8	—	570.6

	Colonial Life
4.00% - 5.00%	842.0	6.3	—	—	848.3

	Closed Block - All Other
3.00% - 5.99%	415.9	1,117.1	27.7	—	1,560.7
6.00% - 8.99%	1.3	25.6	—	—	26.9
9.00% - 11.99%	—	2,299.3	—	—	2,299.3
12.00% - 15.00%	—	199.4	—	—	199.4
	417.2	3,641.4	27.7	—	4,086.3

Total	$1,600.4	$3,841.3	$63.5	$—	$5,505.2

Note 9 - Deferred Acquisition Costs

The following tables display the changes in DAC throughout the period:

	September 30, 2025
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,260.6	$53.0	$1,529.2	$2,842.8
Capitalization	253.7	16.4	250.9	521.0
Amortization expense	(208.2)	(7.8)	(173.9)	(389.9)
Foreign currency	—	6.8	—	6.8
Other[1]	(100.3)	—	—	(100.3)
Balance, end of period	$1,205.8	$68.4	$1,606.2	$2,880.4

[1]Reflects the impacts of DAC written off related to the Fortitude Re reinsurance transaction. See Note 14 for further discussion of the reinsurance transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 9 - Deferred Acquisition Costs - Continued

	September 30, 2024
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,232.2	$46.9	$1,435.4	$2,714.5
Capitalization	247.4	13.2	234.7	495.3
Amortization expense	(216.7)	(7.3)	(163.9)	(387.9)
Foreign currency	—	1.6	—	1.6
Balance, end of period	$1,262.9	$54.4	$1,506.2	$2,823.5

	September 30, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$61.1	$51.1	$614.3	$521.2	$12.9	$1,260.6
Capitalization	46.5	34.7	93.9	67.2	11.4	253.7
Amortization expense	(41.5)	(26.4)	(86.0)	(43.5)	(10.8)	(208.2)
Other[1]	—	—	—	(100.3)	—	(100.3)
Balance, end of period	$66.1	$59.4	$622.2	$444.6	$13.5	$1,205.8

[1]Reflects the impacts of DAC written off related to the Fortitude Re reinsurance transaction. See Note 14 for further discussion of the reinsurance transaction.

	September 30, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$63.6	$48.9	$610.6	$497.8	$11.3	$1,232.2
Capitalization	48.1	31.0	93.2	63.9	11.2	247.4
Amortization expense	(46.8)	(26.7)	(88.4)	(45.3)	(9.5)	(216.7)
Balance, end of period	$64.9	$53.2	$615.4	$516.4	$13.0	$1,262.9

During the third quarter of 2024, we updated our policyholder lapse and mortality assumptions used to develop the future amortization for DAC for the Unum US voluntary benefits product line and the Colonial Life segment. These assumption updates were consistent with the related assumption updates for the liability for future policy benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 10 - Segment Information
We have three principal operating segments: Unum US, Unum International, and Colonial Life. Our other operating segments are Closed Block and Corporate.

Segment information is shown below.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$499.2	$522.1	$1,511.5	$1,560.3
Group Short-term Disability	286.0	271.3	853.6	810.7
Group Life and Accidental Death & Dismemberment
Group Life	468.3	447.8	1,404.5	1,337.9
Accidental Death & Dismemberment	48.9	47.1	146.3	139.3
Supplemental and Voluntary
Voluntary Benefits	231.6	219.3	700.2	665.1
Individual Disability	140.0	140.4	475.4	424.6
Dental and Vision	81.4	75.5	243.4	223.9
	1,755.4	1,723.5	5,334.9	5,161.8
Unum International
Unum UK
Group Long-term Disability	111.3	106.6	319.4	312.4
Group Life	71.9	58.8	201.6	156.3
Supplemental	47.4	41.4	136.3	125.1
Unum Poland	50.5	39.8	141.6	113.3
	281.1	246.6	798.9	707.1
Colonial Life
Accident, Sickness, and Disability	247.5	240.6	743.7	725.5
Life	118.7	113.1	360.7	342.6
Cancer and Critical Illness	90.3	88.2	271.5	266.9
	456.5	441.9	1,375.9	1,335.0
Closed Block
Long-term Care	158.6	173.7	510.7	521.5
All Other	36.4	43.1	118.5	140.9
	195.0	216.8	629.2	662.4

Total Premium Income	$2,688.0	$2,628.8	$8,138.9	$7,866.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 10 - Segment Information - Continued

	Three Months Ended September 30, 2025
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$1,755.4	$281.1	$456.5	$195.0	$—	$2,688.0
Net Investment Income	151.9	36.2	44.3	224.7	19.7	476.8
Other Income[1]	60.9	2.9	0.6	16.3	0.3	81.0
Adjusted Operating Revenue	$1,968.2	$320.2	$501.4	$436.0	$20.0	$3,245.8

Adjusted Policy Benefits[2]	$1,047.7	$214.7	$223.3	$356.0	$—	$1,841.7
Adjusted Policy Benefits - Remeasurement Loss (Gain)³	(4.2)	(14.3)	(3.1)	19.0	—	(2.6)
Commissions	195.8	26.1	96.7	16.6	—	335.2
Interest and Debt Expense	—	—	—	—	52.2	52.2
Deferral of Acquisition Costs	(83.3)	(5.5)	(84.7)	—	—	(173.5)
Amortization of Deferred Acquisition Costs	71.4	2.7	58.2	—	—	132.3
Other Segment Items[4]	405.9	57.7	94.4	30.3	15.5	603.8
Adjusted Benefits and Expenses	$1,633.3	$281.4	$384.8	$421.9	$67.7	$2,789.1

Adjusted Operating Income (Loss)	$334.9	$38.8	$116.6	$14.1	$(47.7)	$456.7
[1]Excludes the amortization of the deferred gain on reinsurance in the Unum US segment.
[2]Excludes the impact of non-contemporaneous reinsurance in the Unum US segment and the Closed Block segment.
[3]Excludes the reserve assumption updates that occurred in the third quarter of 2025 for all segments except Corporate.
[4]Excludes the amortization of the cost of reinsurance in the Closed Block segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the three months ended September 30, 2025 was $21.9 million, $5.9 million, $4.3 million, $1.5 million, and $0.1 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 10 - Segment Information - Continued

	Three Months Ended September 30, 2024
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$1,723.5	$246.6	$441.9	$216.8	$—	$2,628.8
Net Investment Income	161.0	30.4	39.6	284.3	12.5	527.8
Other Income	60.1	0.4	0.4	12.4	—	73.3
Adjusted Operating Revenue	$1,944.6	$277.4	$481.9	$513.5	$12.5	$3,229.9

Adjusted Policy Benefits[1]	$1,046.0	$192.7	$218.1	$401.8	$—	$1,858.6
Adjusted Policy Benefits - Remeasurement Loss (Gain)²	(38.3)	(24.9)	(7.9)	25.8	—	(45.3)
Commissions	182.6	21.7	93.0	17.8	—	315.1
Interest and Debt Expense	—	—	—	—	49.2	49.2
Deferral of Acquisition Costs	(81.6)	(4.6)	(77.1)	—	—	(163.3)
Amortization of Deferred Acquisition Costs	75.7	2.5	55.6	—	—	133.8
Other Segment Items[3]	396.9	49.7	86.8	33.9	12.7	580.0
Adjusted Benefits and Expenses	$1,581.3	$237.1	$368.5	$479.3	$61.9	$2,728.1

Adjusted Operating Income (Loss)	$363.3	$40.3	$113.4	$34.2	$(49.4)	$501.8
[1]Excludes the impact of non-contemporaneous reinsurance in the Closed Block segment.
[2]Excludes the reserve assumption updates that occurred in the third quarter of 2024 for all segments except Corporate.
[3]Excludes the amortization of the cost of reinsurance in the Closed Block segment and the loss on legal settlement in the Corporate Segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization, and other expenses. Depreciation and intangible asset amortization during the three months ended September 30, 2024 was $21.5 million, $4.5 million, $3.8 million, $1.3 million, and $0.1 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 10 - Segment Information - Continued

	Nine Months Ended September 30, 2025
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$5,334.9	$798.9	$1,375.9	$629.2	$—	$8,138.9
Net Investment Income	455.9	110.9	129.1	778.9	75.9	1,550.7
Other Income[1]	190.8	3.3	1.3	38.3	—	233.7
Adjusted Operating Revenue	$5,981.6	$913.1	$1,506.3	$1,446.4	$75.9	$9,923.3

Adjusted Policy Benefits[2]	$3,297.2	$576.9	$675.9	$1,185.1	$—	$5,735.1
Adjusted Policy Benefits - Remeasurement Loss (Gain)³	(98.3)	(16.0)	(14.4)	68.0	—	(60.7)
Commissions	605.2	73.6	292.6	50.5	—	1,021.9
Interest and Debt Expense	—	—	—	—	156.2	156.2
Deferral of Acquisition Costs	(253.7)	(16.4)	(250.9)	—	—	(521.0)
Amortization of Deferred Acquisition Costs	208.2	7.8	173.9	—	—	389.9
Other Segment Items[4]	1,240.8	168.1	279.5	100.4	40.2	1,829.0
Adjusted Benefits and Expenses	$4,999.4	$794.0	$1,156.6	$1,404.0	$196.4	$8,550.4

Adjusted Operating Income (Loss)	$982.2	$119.1	$349.7	$42.4	$(120.5)	$1,372.9
[1]Excludes the amortization of the deferred gain on reinsurance in the Unum US segment.
[2]Excludes the impact of non-contemporaneous reinsurance in the Unum US segment and the Closed Block segment.
[3]Excludes the reserve assumption updates that occurred in the third quarter of 2025 for all segments except Corporate.
[4]Excludes the amortization of the cost of reinsurance in the Closed Block segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the nine months ended September 30, 2025 was $64.4 million, $15.8 million, $12.5 million, $4.5 million, and $0.4 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 10 - Segment Information - Continued

	Nine Months Ended September 30, 2024
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$5,161.8	$707.1	$1,335.0	$662.4	$—	$7,866.3
Net Investment Income	476.1	94.5	119.4	851.6	44.8	1,586.4
Other Income	178.9	1.2	3.6	37.7	1.1	222.5
Adjusted Operating Revenue	$5,816.8	$802.8	$1,458.0	$1,551.7	$45.9	$9,675.2

Adjusted Policy Benefits[1]	$3,207.2	$511.9	$667.7	$1,217.2	$—	$5,604.0
Adjusted Policy Benefits - Remeasurement Loss (Gain)²	(223.6)	(32.0)	(27.0)	72.5	—	(210.1)
Commissions	551.9	61.7	282.2	52.0	—	947.8
Interest and Debt Expense	—	—	—	—	148.6	148.6
Deferral of Acquisition Costs	(247.4)	(13.2)	(234.7)	—	—	(495.3)
Amortization of Deferred Acquisition Costs	216.7	7.3	163.9	—	—	387.9
Other Segment Items[3]	1,206.0	146.9	261.9	99.9	38.1	1,752.8
Adjusted Benefits and Expenses	$4,710.8	$682.6	$1,114.0	$1,441.6	$186.7	$8,135.7

Adjusted Operating Income (Loss)	$1,106.0	$120.2	$344.0	$110.1	$(140.8)	$1,539.5
[1]Excludes the impact of non-contemporaneous reinsurance in the Closed Block segment.
[2]Excludes the reserve assumption updates that occurred in the third quarter of 2024 for all segments except Corporate.
[3]Excludes the amortization of the cost of reinsurance in the Closed Block segment and the loss on legal settlement in the Corporate segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization, and other expenses. Depreciation and intangible asset amortization during the nine months ended September 30, 2024 was $63.3 million, $13.1 million, $11.3 million, $3.9 million, and $0.2 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

	September 30	December 31
	2025	2024
	(in millions of dollars)
Assets
Unum US	$14,792.9	$14,981.6
Unum International	3,612.3	3,291.3
Colonial Life	5,190.9	4,964.2
Closed Block	34,080.0	33,376.0
Corporate	6,002.0	5,346.2
Total Assets	$63,678.1	$61,959.3

We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At September 30, 2025 and December 31, 2024 goodwill was $354.0 million and $349.1 million, respectively, with $281.5 million and $280.0 million, respectively, attributable to Unum US, $44.8 million and $41.4 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in both periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 10 - Segment Information - Continued
We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, certain impacts from reinsurance transactions, reserve assumption updates and certain other items specified in the reconciliations below. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

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

At times, we utilize reinsurance transactions to manage risk related to certain portions of our business including the exit of portions of our Closed Block businesses. As a result, we exclude the amortization of the cost of reinsurance and the amortization of the deferred gain on reinsurance that are recognized after the closing of these transactions. We also exclude the impact of non-contemporaneous reinsurance for these transactions. While the total equity impact of non-contemporaneous reinsurance is neutral, the difference in original discount rates utilized for direct and ceded reserves results in a disproportionate earnings impact. We believe that the exclusion of these items provides a better view of our results from our ongoing businesses.

Cash flow assumptions used to calculate our liability for future policy benefits are reviewed at least annually and updated, as needed, with the resulting impact reflected in net income. While the effects of these assumption updates are recorded in the reporting period in which the review is completed, these updates reflect experience emergence and changes to expectations spanning multiple periods. We believe that by excluding the impact of reserve assumption updates we are providing a more comparable and consistent view of our results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 10 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(in millions of dollars)
Total Revenue	$3,378.4	$3,217.0	$9,831.4	$9,650.7
Excluding:
Net Investment Gain (Loss)	128.0	(12.9)	(96.5)	(24.5)
Amortization of the Deferred Gain on Reinsurance	4.6	—	4.6	—
Adjusted Operating Revenue	$3,245.8	$3,229.9	$9,923.3	$9,675.2

Income Before Income Tax	$54.5	$814.6	$715.1	$1,805.8
Excluding:
Net Investment Gains and Losses
Net Investment Gain (Loss) Related to the Fortitude Re Reinsurance Transaction	137.6	—	(46.8)	—
Net Investment Loss, Other	(9.6)	(12.9)	(49.7)	(24.5)
Total Net Investment Gain (Loss)	128.0	(12.9)	(96.5)	(24.5)
Amortization of the Cost of Reinsurance	(48.6)	(10.4)	(67.9)	(31.1)
Amortization of the Deferred Gain on Reinsurance	4.6	—	4.6	—
Non-Contemporaneous Reinsurance	(7.7)	(6.0)	(19.5)	(20.2)
Reserve Assumption Updates	(478.5)	357.4	(478.5)	357.4
Loss on Legal Settlement	—	(15.3)	—	(15.3)
Adjusted Operating Income	$456.7	$501.8	$1,372.9	$1,539.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
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
The following table provides the components of the net periodic benefit cost for the defined benefit pension and OPEB plans.

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2025	2024	2025	2024	2025	2024
	(in millions of dollars)
Service Cost	$2.3	$2.3	$—	$—	$—	$—
Interest Cost	21.4	20.7	2.2	1.9	1.0	1.0
Expected Return on Plan Assets	(21.8)	(22.8)	(2.2)	(2.1)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss (Gain)	3.8	3.7	0.7	0.7	(0.3)	(0.2)
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost	$5.7	$3.9	$0.7	$0.5	$0.5	$0.6

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2025	2024	2025	2024	2025	2024
	(in millions of dollars)
Service Cost	$7.0	$6.9	$—	$—	$—	$—
Interest Cost	64.2	62.1	6.5	5.7	3.0	3.0
Expected Return on Plan Assets	(65.4)	(68.4)	(6.6)	(6.3)	(0.3)	(0.3)
Amortization of:
Net Actuarial Loss (Gain)	11.2	11.0	2.1	2.2	(0.9)	(0.8)
Prior Service Credit	—	—	—	—	(0.2)	(0.2)
Total Net Periodic Benefit Cost	$17.0	$11.6	$2.0	$1.6	$1.6	$1.7

We have made regulatory contributions of $0.3 million and $18.6 million to our U.K defined benefit pension plan during the three and nine months ended September 30, 2025, respectively.

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 12 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(in millions of dollars, except share data)
Numerator
Net Income	$39.7	$645.7	$564.4	$1,430.4

Denominator (000s)
Weighted Average Common Shares - Basic	170,248.1	186,400.7	174,152.5	189,665.1
Dilution for Assumed Exercises of Nonvested Stock Awards	340.7	481.7	417.5	544.6
Weighted Average Common Shares - Assuming Dilution	170,588.8	186,882.4	174,570.0	190,209.7

Net Income Per Common Share
Basic	$0.23	$3.46	$3.24	$7.54
Assuming Dilution	$0.23	$3.46	$3.23	$7.52

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested stock success units and nonvested restricted stock units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested stock success units and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested stock success units and nonvested restricted stock units. The outstanding nonvested stock success units and nonvested restricted stock units have grant prices ranging from $18.78 to $83.04. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive were 0.3 million for the three and nine months ended September 30, 2025. There were zero and 0.2 million potential common shares that were antidilutive for the three and nine months ended September 30, 2024, respectively.

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
September 30, 2025
Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
Our board of directors has authorized the following repurchase programs:

	February 2025 Authorization	July 2024 Authorization[1]	October 2023 Authorization[2]
	(in millions)
Effective Date	April 1, 2025	August 1, 2024	January 1, 2024
Expiration Date	None	March 31, 2025	July 31, 2024
Authorized Repurchase Amount	$1,000.0	$1,000.0	$500.0
Cost of Shares Repurchased Under Repurchase Program	550.0	706.8	464.2
Unused and Expired	—	293.2	35.8
Remaining Repurchase Amount at September 30, 2025	$450.0	$—	$—

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

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(in millions)
Shares Repurchased[1]	3.2	3.7	10.3	9.7
Cost of Shares Repurchased[2]	$253.3	$202.0	$759.2	$504.8

1For the nine months ended September 30, 2025, includes 0.7 million shares related to the settlement of the November 2024 accelerated share repurchase agreement (ASR) which occurred in February 2025.
2Includes $0.9 million and $1.8 million of commissions for the three and nine months ended September 30, 2025, respectively, and a de minimis amount of commissions for the three and nine months ended September 30, 2024. Also includes $2.4 million and $7.4 million of excise tax for the three and nine months ended September 30, 2025, respectively, and $2.0 million and $4.8 million of excise tax for the three and nine months ended September 30, 2024, respectively.

As a part of our share repurchase program, we periodically enter into accelerated share repurchase agreements. Under the terms of these agreements, we make a prepayment to a financial counterparty for which we receive an initial delivery of approximately 75 percent of the total Unum Group common stock to be delivered under the agreement. We simultaneously enter into a forward contract indexed to the price of Unum Group common stock, which subjects the transactions to a future price adjustment. Under the terms of the agreements, we are to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us is settled in shares of Unum Group common stock. Any price adjustment we would be required to pay

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
may be settled in either cash or common stock at our option. Details of our ASRs impacting the three and nine months ended September 30, 2025 and 2024 are as follows:

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

Claim Handling Matters

We and our insurance subsidiaries, in the ordinary course of our business, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most typically these lawsuits are filed on behalf of a single claimant or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 13 - Commitments and Contingent Liabilities - Continued
policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. We expect that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to our consolidated financial condition. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on our consolidated results of operations in a period, depending on the results of operations for the particular period.

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

Note 14 - Debt and Other

Credit Facility

In April 2025, we and certain of our traditional U.S. life insurance subsidiaries, Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident) and Colonial Life & Accident Insurance Company, amended and restated the terms of our existing credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The revolving credit facility, which was previously set to expire in 2027, was extended through April 2030. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Other of our domestic wholly-owned subsidiaries are permitted to join the credit facility as borrowers, subject to certain conditions. Any obligation of a subsidiary under the credit facility is subject to an unconditional guarantee by Unum Group. At September 30, 2025, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $0.4 million had been issued.

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

Allowance for Expected Credit Losses on Premiums Receivable

At September 30, 2025, June 30, 2025, and December 31, 2024, the allowance for expected credit losses on premiums receivable was $28.0 million, $27.6 million, and $26.8 million, respectively, on gross premiums receivable of $598.9 million, $691.7 million, and $584.1 million, respectively. The allowance for expected credit losses was generally consistent at September 30, 2025 compared to June 30, 2025. The increase in the allowance of $1.2 million during the nine months ended September 30, 2025 was driven by an increase in the age of premium receivable and an increase in gross premiums receivable.

At September 30, 2024, June 30, 2024, and December 31, 2023, the allowance for expected credit losses on premiums receivable was $27.1 million, $26.8 million, and $29.5 million, respectively, on gross premiums receivable of $630.4 million, $659.8 million and $612.4 million, respectively. The allowance for expected credit losses was generally consistent at September 30, 2024 compared to June 30, 2024. The decrease of $2.4 million during the nine months ended September 30, 2024, was driven primarily by improvements in the age of gross premiums receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries
September 30, 2025
Note 14 - Debt and Other - Continued
Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction

In February 2025, Unum America entered into a master transaction agreement with Fortitude Reinsurance Company Ltd. (Fortitude Re) which resulted in the execution of a coinsurance agreement (reinsurance agreement) during July 2025. This reinsurance agreement reinsures a portion of our Closed Block long-term care business and a portion of our Unum US individual disability business on a coinsurance basis to Fortitude Re effective January 2025. The reinsurance agreement represents approximately 21 percent of total Closed Block long-term care future policy benefits and approximately 15 percent of Unum US individual disability future policy benefits as of December 31, 2024.

Upon closing the transaction in July 2025, we transferred to Fortitude Re $953.5 million of cash which included an initial estimated ceding commission of $461.7 million, as well as fixed maturity securities with a fair value totaling $3,230.1 million and accrued investment income of $47.1 million. A final settlement, including the final ceding commission adjustment, is expected prior to the end of 2025. Fortitude Re has an A rating by A.M. Best Company and has established a collateralized trust account for the benefit of Unum America to secure its obligations.

As a result of this reinsurance agreement, we recognized the following:

•Net realized investment loss totaling $46.8 million during the nine months ended 2025 related to the reinsurance transaction, which included a $137.6 million gain related to the transfer of assets to Fortitude Re in the third quarter of 2025.
•Reinsurance recoverable of $3,620.5 million comprised of ceded reserves of $3,315.2 million related to the Closed Block long-term care product line and $305.3 million related to the Unum US individual disability product line.
•Cost of reinsurance of $846.5 million related to the Closed Block long-term care product line and a deferred gain on reinsurance related to the Unum US individual disability product line of $148.2 million
•Write-off of deferred acquisition costs related to the Unum US individual disability product line of $100.3 million which is included as a component of deferred gain on reinsurance.

The cost of reinsurance and deferred gain on reinsurance will be amortized into earnings over a period of 11 years and 20 years, respectively, consistent with expected future premiums. During the third quarter of 2025, subsequent to the execution of the agreement, we recognized $38.9 million in amortization expense related to the Closed Block long-term care product line and $4.6 million in other income related to the Unum US individual disability product line. The cost of reinsurance and the deferred gain on reinsurance are reported in other assets and other liabilities, respectively, within our consolidated balance sheets.

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

Operating Performance and Capital Management

For the third quarter of 2025, we reported net income of $39.7 million, or $0.23 per diluted common share, compared to net income of $645.7 million, or $3.46 per diluted common share, in the third quarter of 2024. For the first nine months of 2025, we reported net income of $564.4 million, or $3.23 per diluted common share, compared to net income of $1,430.4 million, or $7.52 per diluted common share in the same period of 2024.

Included in our results for the third quarter of 2025 are:

•A net investment gain of $128.0 million before tax and $101.2 million after tax, or $0.59 per diluted common share;
•Amortization of the cost of reinsurance of $48.6 million before tax and $38.3 million after tax, or $0.22 per diluted common share;
•Amortization of the deferred gain on reinsurance of $4.6 million before tax and $3.6 million after tax, or $0.02 per diluted common share;
•Non-contemporaneous reinsurance of $7.7 million before tax and $6.1 million after tax, or $0.04 per diluted common share; and
•A net reserve increase related to assumption updates of $478.5 million before tax and $377.8 million after tax, or $2.21 per diluted common share.

Included in our results for the first nine months of 2025 are:

•A net investment loss of $96.5 million before tax and $76.1 million after tax, or $0.44 per diluted common share;
•Amortization of the cost of reinsurance of $67.9 million before tax and $53.6 million after tax, or $0.31 per diluted common share;
•Amortization of the deferred gain on reinsurance of $4.6 million before tax and $3.6 million after tax, or $0.02 per diluted common share;
•Non-contemporaneous reinsurance of $19.5 million before tax and $15.4 million after tax, or $0.09 per diluted common share; and
•A net reserve increase related to assumption updates of $478.5 million before tax and $377.8 million after tax, or $2.16 per diluted common share.

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

Excluding these items, after-tax adjusted operating income for the third quarter of 2025 was $357.1 million, or $2.09 per diluted common share compared to $398.0 million, or $2.13 per diluted common share, for the same period of 2024. After-tax adjusted operating income was $1,083.7 million, or $6.21 per diluted common share, in the first nine months of 2025, compared to $1,219.3 million, or $6.41 per diluted common share, in the first nine months of 2024. See "Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction", "Loss on Legal Settlement", and "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion and a reconciliation of these items.

Our Unum US segment reported income before income tax and net investment gains and losses of $486.8 million and $1,134.1 million in the third quarter and first nine months of 2025, respectively, compared to $506.9 million and $1,249.6 million in the same periods of 2024, which includes the reserve assumption updates that occurred during the third quarters of 2025 and 2024. Also included in our Unum US segment results for the third quarter and first nine months of 2025, are the amortization of the deferred gain on reinsurance and the impact of non-contemporaneous reinsurance both of which resulted from the Closed Block long-term care and Unum US individual disability reinsurance transaction (Fortitude Re reinsurance transaction). Excluding these items, our Unum US segment reported adjusted operating income of $334.9 million and $982.2 million in the third quarter and first nine months of 2025, respectively, compared to $363.3 million and $1,106.0 million in the same periods of 2024, due to unfavorable benefits experience, partially offset by an increase in premium income. The benefit ratio, excluding reserve assumption updates and the impact of non-contemporaneous reinsurance, for our Unum US segment was 59.4 percent and 60.0 percent in the third quarter and first nine months of 2025, respectively, compared to 58.5 percent and 57.8 percent in the same periods of 2024. Unum US sales increased 16.1 percent and decreased 3.0 percent in the third quarter and first nine months of

2025, respectively, compared to the same periods of 2024. See "Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction" contained herein for further discussion of the Fortitude Re reinsurance transaction.

Our Unum International segment reported income before income tax and net investment gains and losses of $44.2 million and $124.5 million in the third quarter and first nine months of 2025, respectively, compared to $32.8 million and $112.7 million in the same periods of 2024, which includes the reserve assumption updates during the third quarters of 2025 and 2024. Excluding these items, our Unum International segment reported adjusted operating income of $38.8 million and $119.1 million in the third quarter and first nine months of 2025, respectively, compared to $40.3 million and $120.2 million in the same periods of 2024. Our Unum UK line of business reported adjusted operating income, which excludes the reserve assumption updates, of £26.3 million and £85.2 million in the third quarter and first nine months of 2025, respectively, compared to £29.5 million and £90.2 million in the same periods of 2024, due to unfavorable benefits experience, partially offset by higher premium income and net investment income. The benefit ratio for our Unum UK line of business, excluding the reserve assumption updates, was 73.8 percent and 72.0 percent in the third quarter and first nine months of 2025, respectively, compared to 69.5 percent and 69.0 percent in the same periods of 2024. Unum International sales, as measured in U.S. dollars, increased 30.1 percent and 2.4 percent in the third quarter and first nine months of 2025, respectively, compared to the same periods of 2024. Unum UK sales, as measured in local currency, increased 27.3 percent and decreased 8.2 percent in the third quarter and first nine months of 2025, respectively, compared to the same periods of 2024.

Our Colonial Life segment reported income before income tax and net investment gains and losses of $125.5 million and $358.6 million in the third quarter and first nine months of 2025, respectively, compared to $159.4 million and $390.0 million in the same periods of 2024, which includes the reserve assumption updates during the third quarters of 2025 and 2024. Excluding these items, our Colonial Life segment reported adjusted operating income of $116.6 million and $349.7 million in the third quarter and first nine months of 2025, compared to $113.4 million and $344.0 million in the same periods of 2024, primarily due to higher premium income and net investment income, partially offset by higher operating expenses. Also impacting the comparison of the third quarter of 2025, compared to the same period of 2024, was unfavorable benefit experience. The benefit ratio, excluding the reserve assumption updates, for Colonial Life was 48.2 percent and 48.1 percent in the third quarter and first nine months of 2025, respectively, compared to 47.6 percent and 48.0 percent in the same periods of 2024. Colonial Life sales increased 3.1 percent and 2.8 percent in the third quarter and first nine months of 2025, respectively, compared to the same periods of 2024.

Our Closed Block segment reported a loss before income tax and net investment gains and losses of $682.3 million and $685.1 million in the third quarter and first nine months of 2025, respectively, compared to income before income tax and net investment gains and losses of $193.1 million and $234.1 million in the same periods of 2024, which includes the reserve assumption updates that occurred during the third quarters of 2025 and 2024, the amortization of the cost of reinsurance, and the impact of non-contemporaneous reinsurance. Excluding these items, our Closed Block Segment reported adjusted operating income of $14.1 million and $42.4 million in the third quarter and first nine months of 2025, respectively, compared to $34.2 million and $110.1 million in the same periods of 2024, due primarily to a decrease in net investment income and premium income. Also impacting the comparison for the first nine months of 2025 compared to the same period of 2024 was unfavorable benefits experience. The net premium ratio for long-term care increased to 97.6 percent at September 30, 2025 from 94.5 percent at September 30, 2024. See "Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction" contained herein for further discussion of the Fortitude Re reinsurance transaction.

A rising interest rate environment could positively impact our yields on new investments, but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact our yields on new investments, but could also reduce unrealized losses in our current holdings. As of September 30, 2025, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell nor any securities for which it is more likely than not that we will be required to sell before recovery in amortized cost for which an impairment loss was not recorded. The net unrealized loss on our fixed maturity securities was $1.7 billion at September 30, 2025, compared to $2.6 billion at December 31, 2024, with the decrease due primarily to a decrease in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.44 percent for the first nine months of 2025 as well as for the full year ended December 31, 2024.

Additionally, a rising interest rate environment could result in reserve decreases while a declining interest rate environment could result in reserve increases, specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The change in discount rate assumptions on the liability for future policy benefits, net of reinsurance, due primarily to the decrease in U.S. Treasury rates during the first nine months of 2025, resulted in an increase to the liability for future policy benefits, net of reinsurance, of approximately $0.7 billion.

We believe our capital and financial positions are strong. At September 30, 2025, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 455 percent, which is above our long-term expectation. We repurchased 10.3 million shares and 9.7 million shares of Unum Group common stock under our share repurchase program, during the first nine months of 2025 and 2024, respectively, at a cost of $759.2 million and $504.8 million, respectively, including commissions and excise tax. Our weighted average common shares outstanding, assuming dilution, equaled 170.6 million and 186.9 million for the third quarters of 2025 and 2024, respectively, and 174.6 million and 190.2 million for the first nine months of 2025 and 2024, respectively. As of September 30, 2025, Unum Group and our intermediate holding companies had available holding company liquidity of $1,982.4 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

2025 and 2024 Reserve Assumption Updates

During the third quarters of 2025 and 2024, we completed our annual cash flow assumption review and updated certain of our assumptions used to develop the liability for future policy benefits. For more information see "Critical Accounting Estimates" included herein in this Item 2.

Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction

In February 2025, Unum America entered into a master transaction agreement with Fortitude Reinsurance Company Ltd. (Fortitude Re) which resulted in the execution of a coinsurance agreement during July 2025 (Fortitude Re Reinsurance transaction). This reinsurance agreement reinsures a portion of our Closed Block long-term care business and a portion of our Unum US individual disability business on a coinsurance basis to Fortitude Re effective January 2025. The reinsurance agreement represents approximately 21 percent of total Closed Block long-term care future policy benefits and approximately 15 percent of Unum US individual disability future policy benefits as of December 31, 2024.

Upon closing the transaction in July 2025, we transferred to Fortitude Re $953.5 million of cash, which included an initial estimated ceding commission of $461.7 million, as well as fixed maturity securities with a fair value totaling $3,230.1 million and accrued investment income of $47.1 million. A final settlement, including the final ceding commission adjustment, is expected prior to the end of 2025. Fortitude Re established and will maintain a collateralized trust account for the benefit of Unum America to secure its obligations under the reinsurance agreement. During the first nine months of 2025, we recognized a net realized investment loss totaling $46.8 million related to the Fortitude Re reinsurance transaction. Although we transferred a significant portion of our fixed maturity securities portfolio during the third quarter of 2025 as a part of this transaction, the overall credit profile of our remaining portfolio did not change.

As a result of this reinsurance agreement, we recognized the following:

•Reinsurance recoverable of $3,620.5 million comprised of ceded reserves of $3,315.2 million related to the Closed Block long-term care product line and $305.3 million related to the Unum US individual disability product line.
•Cost of reinsurance of $846.5 million related to the Closed Block long-term care product line and a deferred gain on reinsurance related to the Unum US individual disability product line of $148.2 million
•Write-off of deferred acquisition costs related to the Unum US individual disability product line of $100.3 million which is included as a component of deferred gain on reinsurance.

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

Global Minimum Tax

The Organization for Economic Co-operation and Development (OECD) has established model rules to ensure a minimum level of tax of 15 percent (Pillar Two) for multinational companies. Several jurisdictions, including the United Kingdom, Ireland, and Poland have adopted Pillar Two beginning on or after December 31, 2023. We have not recorded Pillar Two taxes as of September 30, 2025, and we do not expect material impacts in 2025. We will continue to monitor legislative developments and refine our estimates as necessary.

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

In 2024, we experienced increased earnings driven by the underlying strength of our business and expect positive operating trends in our core businesses to continue in 2025. The products and services we provide deliver significant value to employers, employees and their families, and we believe this will help drive premium growth in 2025.

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

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles (GAAP). The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of investment gains or losses, certain impacts from reinsurance transactions, reserve assumption updates and certain other items as specified in the reconciliations below. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

At times, we utilize reinsurance transactions to manage risk related to certain portions of our business including the exit of portions of our Closed Block businesses. As a result, we exclude the amortization of the cost of reinsurance and the amortization of the deferred gain on reinsurance that are recognized after the closing of these transactions. We also exclude the impact of non-contemporaneous reinsurance for these transactions. While the total equity impact of non-contemporaneous reinsurance is neutral, the difference in original discount rates utilized for direct and ceded reserves results in a disproportionate earnings impact. We believe that the exclusion of these items provides a better view of our results from our ongoing businesses.

Cash flow assumptions used to calculate our liability for future policy benefits are reviewed at least annually and updated, as needed, with the resulting impact reflected in net income. While the effects of these assumption updates are recorded in the reporting period in which the review is completed, these updates reflect experience emergence and changes to expectations spanning multiple periods. We believe that by excluding the impact of reserve assumption updates we are providing a more comparable and consistent view of our results.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

See "Executive Summary," and "Investments," and "Critical Accounting Estimates" contained herein in Item 2 and Note 4, Note 7, and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the items specified in the reconciliation below.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended September 30
	2025		2024
	(in millions)	per share *	(in millions)	per share *
Net Income	$39.7	$0.23	$645.7	$3.46
Excluding:
Net Investment Gain (Loss)
Net Investment Gain Related to the Fortitude Re Reinsurance Transaction (net of tax expense of $28.9; $—)	108.7	0.63	—	—
Net Investment Loss, Other (net of tax benefit of $2.1; $3.1)	(7.5)	(0.04)	(9.8)	(0.05)
Total Net Investment Gain (Loss)	101.2	0.59	(9.8)	(0.05)
Amortization of the Cost of Reinsurance (net of tax benefit of $10.3; $2.2)	(38.3)	(0.22)	(8.2)	(0.04)
Amortization of the Deferred Gain on Reinsurance (net of tax expense of $1.0 ; $— )	3.6	0.02	—	—
Non-Contemporaneous Reinsurance (net of tax benefit of $1.6; $1.2)	(6.1)	(0.04)	(4.8)	(0.03)
Reserve Assumption Updates (net of tax expense (benefit) of $(100.7); $74.8)	(377.8)	(2.21)	282.6	1.51
Loss on Legal Settlement (net of tax benefit of $—; $3.2)	—	—	(12.1)	(0.06)
After-tax Adjusted Operating Income	$357.1	$2.09	$398.0	$2.13

*Assuming Dilution

	Nine Months Ended September 30
	2025		2024
	(in millions)	per share *	(in millions)	per share *
Net Income	$564.4	$3.23	$1,430.4	$7.52
Excluding:
Net Investment Loss
Net Investment Loss Related to the Fortitude Re Reinsurance Transaction (net of tax benefit of $9.9; $—)	(36.9)	(0.22)	—	—
Net Investment Loss, Other (net of tax benefit of $10.5; $5.7)	(39.2)	(0.22)	(18.8)	(0.10)
Total Net Investment Loss	(76.1)	(0.44)	(18.8)	(0.10)
Amortization of the Cost of Reinsurance (net of tax benefit of $14.3; $6.5)	(53.6)	(0.31)	(24.6)	(0.13)
Amortization of the Deferred Gain on Reinsurance (net of tax expense of $1.0 ; $—)	3.6	0.02	—	—
Non-Contemporaneous Reinsurance (net of tax benefit of $4.1; $4.2)	(15.4)	(0.09)	(16.0)	(0.08)
Reserve Assumption Updates (net of tax expense (benefit) of $(100.7); $74.8)	(377.8)	(2.16)	282.6	1.48
Loss on Legal Settlement (net of tax benefit of $—; $3.2)	—	—	(12.1)	(0.06)
After-tax Adjusted Operating Income	$1,083.7	$6.21	$1,219.3	$6.41

* Assuming Dilution
We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, certain impacts from reinsurance transactions, reserve assumption updates and certain other items specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(in millions of dollars)
Total Revenue	$3,378.4	$3,217.0	$9,831.4	$9,650.7
Excluding:
Net Investment Gain (Loss)	128.0	(12.9)	(96.5)	(24.5)
Amortization of the Deferred Gain on Reinsurance	4.6	—	4.6	—
Adjusted Operating Revenue	$3,245.8	$3,229.9	$9,923.3	$9,675.2

Income Before Income Tax	$54.5	$814.6	$715.1	$1,805.8
Excluding:
Net Investment Gains and Losses
Net Investment Gain (Loss) Related to the Fortitude Re Reinsurance Transaction	137.6	—	(46.8)	—
Net Investment Loss, Other	(9.6)	(12.9)	(49.7)	(24.5)
Total Net Investment Gain (Loss)	128.0	(12.9)	(96.5)	(24.5)
Amortization of the Cost of Reinsurance	(48.6)	(10.4)	(67.9)	(31.1)
Amortization of the Deferred Gain on Reinsurance	4.6	—	4.6	—
Non-Contemporaneous Reinsurance	(7.7)	(6.0)	(19.5)	(20.2)
Reserve Assumption Updates	(478.5)	357.4	(478.5)	357.4
Loss on Legal Settlement	—	(15.3)	—	(15.3)
Adjusted Operating Income	$456.7	$501.8	$1,372.9	$1,539.5

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to the liability for future policy benefits, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. The critical accounting estimates for which there were significant changes during the nine months ended September 30, 2025, are included below. For additional information on the accounting estimates for which there was not a significant change during the nine months ended September 30, 2025, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8, and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024.

Liability for Future Policy Benefits

2025 and 2024 Cash Flow Assumption Review

During the third quarters of 2025 and 2024, we completed our annual cash flow assumption review which resulted in the following impacts to net income as a result of updating certain assumptions related to the liability for future policy benefits:

	Three and Nine Months Ended September 30
	(in millions of dollars)
	2025	2024
Unum US
Group Disability	$105.8	$90.0
Group Life and Accidental Death and Dismemberment	3.1	13.0
Voluntary Benefits	11.1	(12.2)
Individual Disability	27.7	52.8
Total Unum US	147.7	143.6

Unum International	5.4	(7.5)

Colonial Life	8.9	46.0

Closed Block
Long-term Care	(643.1)	174.1
Closed Block - All Other	2.6	1.2
Total Closed Block	(640.5)	175.3

Cash Flow Assumption Update Impacts to Income Before Income Tax	$(478.5)	$357.4

Cash Flow Assumption Update Impacts to Net Income	$(377.8)	$282.6

2025 Significant Cash Flow Assumption Updates:

The cash flow assumption updates in our Closed Block segment were primarily driven by the long-term care product line. The impact to income before income tax for this product line was $643.1 million. However, there were also updates to the assumptions for the portion of the long-term care product line which was included in the block ceded as a part of the Fortitude Re reinsurance transaction. We increased our liability for future policy benefits by $82.0 million as a result of the assumption updates related to the ceded block with a corresponding increase in our consolidated balance sheet as a reinsurance recoverable. The total cash flow assumption updates in the long-term care product line increased our liability for future policy benefits due primarily to the removal of the morbidity and mortality improvement assumptions. Also contributing were higher expectations for claim incidence assumptions, and the removal of future assumptions related to new enrollments on existing group cases, partially offset by an increase to expected future premium rate approvals and higher expectations for claim terminations.

The cash flow assumption updates in our Unum US group long-term disability product line reduced our liability for future policy benefits by $105.8 million, due primarily to claim resolution assumptions driven by favorable claim recovery trends as well as higher mortality expectations.

The cash flow assumption updates in our Unum US individual disability product line reduced our liability for future policy benefits by $27.7 million, due primarily to favorable claim incidence and recovery trends.

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

Sensitivity Analysis

We monitor our key assumptions and test the sensitivity of our liability for future policy benefits under a range of scenarios. For our product lines with a higher level of estimation uncertainty and that utilize the liability for future policy benefits valued at the original discount rate, this sensitivity analysis is completed at least annually and was last completed as of September 30, 2025. See "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2024 for information regarding the sensitivity of the current discount rate used to remeasure the liability for future policy benefits at each reporting date.

In our estimation, scenarios based on certain variations in each of our assumptions for our Unum US group long-term disability product line could produce a change of approximately $80 million which represents 1.7 percent of our Unum US group disability liability for future policy benefits balance. Of the assumptions impacting the estimated change in the liability for future policy benefits, the largest contributor is the claim resolution rate for which we assumed a change of approximately 10 percent.

In our estimation, scenarios based on certain possible variations in each of our assumptions for our Colonial Life segment could produce a change of approximately $50 million which represents 2.5 percent of our Colonial Life liability for future policy benefits balance. Of the assumptions impacting the estimated change in the liability for future policy benefits, the largest contributor is the claim costs, for which we assumed a change of approximately 5 percent.

We also consider variability in our assumptions related to the long-term care liability for future policy benefits. In our estimation, scenarios based on certain variations in each of our assumptions could produce potential results as illustrated in the chart below. The liability for future policy benefits for long-term care is based upon a number of key assumptions, and each assumption has various factors which may impact the long-term outcome. Key assumptions with respect to active policy lapses and mortality, claim incidence and resolutions, and future premium rate increases must incorporate extended views of expectations for many years into the future. The liability for future policy benefits is highly sensitive to these estimates. Key assumptions and related impacts are also heavily interrelated in both their outcome and in their effects on the liability for future policy benefits. For example, changes in the view of morbidity and mortality might be mitigated by either potential future premium rate increases and/or morbidity improvements due to general improvement in health and/or medical breakthroughs. There is a potentially wide range of outcomes for each assumption and in totality. As a result, and given the size of the long-term care liability for future policy benefits in relation to the total liability for future policy benefits, our sensitivity analysis for long-term care reflects the potential impact to the present value of gross liability cash flows for future policy benefits for updates to our key assumptions. The sensitivity analysis related to our key assumptions for the long-term care liability for future policy benefits is as shown below. The impact of changes to these assumptions would partially be reflected in the period in which the assumptions are updated and partially across future periods. Our key assumptions for long-term care no longer include an expectation for incremental morbidity and mortality improvement. Given the significant changes in certain assumptions, the below sensitivity analysis was completed as of the third quarter of 2025.

		PV Gross LFPB Cash Flows[1]
		Net of Reinsurance
Long-Term Care Cash Flow Assumptions	Sensitivity	Unfavorable	Favorable
		(in millions of dollars)
Active Policy Lapses and Mortality	7.0%	$430	$400
Claim Incidence	3.0%	370	370
Claim Resolutions	2.0%	290	280
Future Unapproved Premium Rate Increases	10.0%	140	140
[1]Present value of cash flows specific to the LFPB at original discount rate, except using gross premiums instead of net premiums.

The impact to current period liability for future benefits would be smaller in magnitude than the present value of gross liability for future policy benefits cash flows due to the updating of the net premium ratio. The current period liability for future policy benefits impact may be asymmetrical (i.e. larger for the unfavorable scenario) for some sensitivities if the assumption update causes the net premium ratio to be capped at 100 percent for any given cohort. The present value of gross liability for future policy benefits cash flows presented above is net of reinsurance while the current period liability for future policy benefits includes all direct business.

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

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Revenue
Premium Income	$2,688.0	2.3%	$2,628.8	$8,138.9	3.5%	$7,866.3
Net Investment Income	476.8	(9.7)	527.8	1,550.7	(2.3)	1,586.4
Net Investment Gain (Loss)	128.0	N.M.	(12.9)	(96.5)	N.M.	(24.5)
Other Income	85.6	16.8	73.3	238.3	7.1	222.5
Total Revenue	3,378.4	5.0	3,217.0	9,831.4	1.9	9,650.7

Benefits and Expenses
Policy Benefits	1,849.4	(0.8)	1,864.6	5,754.6	2.3	5,624.2
Policy Benefits - Remeasurement Loss (Gain)	475.9	N.M.	(402.7)	417.8	173.6	(567.5)
Commissions	335.2	6.4	315.1	1,021.9	7.8	947.8
Interest and Debt Expense	52.2	6.1	49.2	156.2	5.1	148.6
Deferral of Acquisition Costs	(173.5)	6.2	(163.3)	(521.0)	5.2	(495.3)
Amortization of Deferred Acquisition Costs	132.3	(1.1)	133.8	389.9	0.5	387.9
Compensation Expense	292.4	(0.6)	294.2	894.8	(0.1)	895.9
Other Expenses	360.0	15.6	311.5	1,002.1	10.9	903.3
Total Benefits and Expenses	3,323.9	38.4	2,402.4	9,116.3	16.2	7,844.9

Income Before Income Tax	54.5	(93.3)	814.6	715.1	(60.4)	1,805.8
Income Tax Expense	14.8	(91.2)	168.9	150.7	(59.9)	375.4

Net Income	$39.7	(93.9)	$645.7	$564.4	(60.5)	$1,430.4

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.348 and 1.312 for the three months ended September 30, 2025 and 2024, and 1.314 and 1.278 for the nine months ended September 30, 2025 and 2024, respectively. If the 2024 results for our U.K. operations had been translated at the weighted average exchange rates of 2025, our adjusted operating revenue would have been higher by approximately $9 million and $20 million, respectively, in the third quarter and first nine months of 2024 and our adjusted operating income would have been higher by approximately $1 million and $3 million, respectively for the third quarter and first nine months of 2024. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income increased in each of our principal operating segments in the third quarter and first nine months of 2025 compared to the same periods of 2024, primarily due to higher sales, in-force block growth, and the impacts from the recapture of a previously ceded block of business in our Unum US individual disability product line that occurred in the first quarter of 2025, partially offset by the expected run off in medical stop-loss in our Unum US segment. Also offsetting the premium income increase in our principal operating segments in the third quarter and first nine months of 2025 compared to the same periods of 2024, was the impact of ceding a portion of the Unum US individual disability product line as a part of the Fortitude Re reinsurance transaction. Premium income continues to decline in our Closed Block segment, as expected, accelerated in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to the impact of ceding a portion of the Closed Block long-term care product line as a part of the Fortitude Re reinsurance transaction.

Net investment income was lower in the third quarter and first nine months of 2025 compared to the same periods of 2024 due primarily to a decrease in the level of invested assets supporting the Closed Block long-term care product line as a result of the Fortitude Re reinsurance transaction and a decrease in the yield on invested assets, partially offset by higher investment income from inflation index-linked bonds held by Unum UK.

Our investment gains and losses on fixed maturity securities for the third quarter and first nine months of 2025 were driven primarily by the Fortitude Re reinsurance transaction which resulted in a net gain of $137.6 million in the third quarter of 2025 and a net loss of $46.8 million in the first nine months of 2025. In addition, we realized a $19.1 million loss on sales of fixed maturity securities relating to funding of a dividend from one of our subsidiaries in the first nine months of 2025. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" contained herein in this Item 2 for further information.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only business, the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment and the amortization of the deferred gain on reinsurance related to the Unum US individual disability product line as a part of the Fortitude Re reinsurance transaction. Also included within other income for the first nine months of 2025 is a gain on the recapture of a previously ceded block of business in the Unum US individual disability product line.

Overall benefits experience was unfavorable in the third quarter and first nine months of 2025 relative to the same periods of 2024. The consolidated benefit ratio, which includes the remeasurement gain or loss, was 86.5 percent and 75.8 percent in the third quarter and first nine months of 2025, respectively, compared to 55.6 percent and 64.3 percent for the same prior year periods. Excluding the impact of the reserve assumption updates and non-contemporaneous reinsurance, the consolidated benefit ratio was 68.4 percent and 69.7 percent in the third quarter and first nine months of 2025, respectively, compared to 69.0 percent and 68.6 percent for the same prior year periods. The benefit ratio, which includes the remeasurement gain or loss, for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions were higher during the third quarter and first nine months of 2025 compared to the same periods of 2024 primarily due to the continued impacts from the recapture of a previously ceded block of business in our Unum US individual disability product line that occurred in the first quarter of 2025 as well as prior period sales in our principal operating business segments, partially offset by the impacts from the Fortitude Re reinsurance transaction for our Unum US individual disability product line. The deferral of acquisition costs was higher during the third quarter and first nine months of 2025 compared to the same periods of 2024 primarily due to an increase in commissions and other sales-related costs in our Colonial Life segment. The amortization of deferred acquisition costs was generally consistent in the third quarter and first nine months of 2025 compared to the same periods of 2024.

Other expenses and compensation expense, on a combined basis, increased in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to an increase in the amortization of the cost of reinsurance as a result of the Fortitude Re reinsurance transaction, an increase in operational investments in our business, and impacts from the recapture of a previously ceded block of business in our Unum US individual disability product line that occurred in the first quarter of 2025.

Our effective income tax rates for the third quarter and first nine months of 2025 were 27.2 percent and 21.1 percent of income before income tax, respectively, compared to 20.7 percent and 20.8 percent for the same prior year periods. Our effective income tax rate differed from the U.S. statutory rate of 21 percent for the third quarter of 2025 primarily due to global intangible low taxed income tax and interest on uncertain tax positions, partially offset by tax exempt income and prior year tax return true up. Our effective income tax rate was generally consistent with the U.S. statutory rate of 21 percent for the first nine months of 2025, with interest on uncertain tax positions mostly offset by tax exempt income. Our effective income tax rates were generally consistent with the U.S. statutory rate of 21 percent for the third quarter and first nine months of 2024.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Unum US	$179.1	16.1%	$154.3	$719.0	(3.0)%	$741.6

Unum International	$49.7	30.1%	$38.2	$151.6	2.4%	$148.1

Colonial Life	$124.6	3.1%	$120.9	$356.4	2.8%	$346.8

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Operating Revenue
Premium Income	$1,755.4	1.9%	$1,723.5	$5,334.9	3.4%	$5,161.8
Net Investment Income	151.9	(5.7)	161.0	455.9	(4.2)	476.1
Other Income	65.5	9.0	60.1	195.4	9.2	178.9
Total	1,972.8	1.5	1,944.6	5,986.2	2.9	5,816.8

Benefits and Expenses
Policy Benefits	1,048.1	0.2	1,046.0	3,297.6	2.8	3,207.2
Policy Benefits - Remeasurement Gain	(151.9)	(16.5)	(181.9)	(246.0)	(33.0)	(367.2)
Commissions	195.8	7.2	182.6	605.2	9.7	551.9
Deferral of Acquisition Costs	(83.3)	2.1	(81.6)	(253.7)	2.5	(247.4)
Amortization of Deferred Acquisition Costs	71.4	(5.7)	75.7	208.2	(3.9)	216.7
Other Expenses	405.9	2.3	396.9	1,240.8	2.9	1,206.0
Total	1,486.0	3.4	1,437.7	4,852.1	6.2	4,567.2

Income Before Income Tax and Net Investment Gains and Losses	486.8	(4.0)	506.9	1,134.1	(9.2)	1,249.6
Amortization of the Deferred Gain on Reinsurance	(4.6)	(100.0)	—	(4.6)	(100.0)	—
Non-Contemporaneous Reinsurance	0.4	100.0	—	0.4	100.0	—
Reserve Assumption Updates	(147.7)	2.9	(143.6)	(147.7)	2.9	(143.6)
Adjusted Operating Income	$334.9	(7.8)	$363.3	$982.2	(11.2)	$1,106.0

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	59.4%		58.5%	60.0%		57.8%
Other Expense Ratio[2]	22.4%		22.3%	22.5%		22.6%
Income Ratio	27.7%		29.4%	21.3%		24.2%
Adjusted Operating Income Ratio	19.1%		21.1%	18.4%		21.4%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2025 and 2024. Also excludes the impact of non-contemporaneous reinsurance.
[2]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Operating Revenue
Premium Income
Group Long-term Disability	$499.2	(4.4)%	$522.1	$1,511.5	(3.1)%	$1,560.3
Group Short-term Disability	286.0	5.4	271.3	853.6	5.3	810.7
Total Premium Income	785.2	(1.0)	793.4	2,365.1	(0.2)	2,371.0
Net Investment Income	75.3	(4.3)	78.7	223.8	(4.7)	234.8
Other Income	58.8	0.3	58.6	171.4	(1.9)	174.8
Total	919.3	(1.2)	930.7	2,760.3	(0.7)	2,780.6

Benefits and Expenses
Policy Benefits	475.3	(5.0)	500.4	1,518.8	(1.5)	1,541.7
Policy Benefits - Remeasurement Gain	(100.0)	(17.6)	(121.4)	(163.7)	(32.5)	(242.4)
Commissions	61.9	3.2	60.0	190.8	3.6	184.1
Deferral of Acquisition Costs	(14.2)	(7.8)	(15.4)	(46.5)	(3.3)	(48.1)
Amortization of Deferred Acquisition Costs	15.4	(15.4)	18.2	41.5	(11.3)	46.8
Other Expenses	241.6	(0.2)	242.2	736.1	0.3	733.8
Total	680.0	(0.6)	684.0	2,277.0	2.8	2,215.9

Income Before Income Tax and Net Investment Gains and Losses	239.3	(3.0)	246.7	483.3	(14.4)	564.7
Reserve Assumption Updates	(105.8)	17.6	(90.0)	(105.8)	17.6	(90.0)
Adjusted Operating Income	$133.5	(14.8)	$156.7	$377.5	(20.5)	$474.7

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	61.3%		59.1%	61.8%		58.6%
Other Expense Ratio[2]	28.6%		28.4%	29.0%		28.8%
Income Ratio	30.5%		31.1%	20.4%		23.8%
Adjusted Operating Income Ratio	17.0%		19.8%	16.0%		20.0%

Persistency:
Group Long-term Disability				90.6%		93.5%
Group Short-term Disability				88.6%		91.9%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2025 and 2024.
[2]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

Premium income decreased in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to the expected run off in medical stop-loss premium and lower persistency, partially offset by an increase in premium income due to sales. Net investment income was lower in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to a decrease in the level of invested assets. Other income, which primarily relates to fee-based service products, was generally consistent in the third quarter and first nine months of 2025 compared to the same periods of 2024.

The benefit ratio, excluding the impacts of the reserve assumption updates, was less favorable in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to lower recoveries in our long-term disability product line and higher average claim size in our short-term disability product line. Also contributing to the unfavorable benefit ratio in the first nine months of 2025 compared to the same period of 2024 was higher incidence in our long-term disability product line.

Commissions were higher in the third quarter and first nine months of 2025 compared to the same periods of 2024 due primarily to sales. The deferral of acquisition costs in the third quarter and first nine months of 2025 compared to the same periods of 2024 were generally consistent. The amortization of deferred acquisition costs decreased in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to the composition of lapses across cohorts. The other expense ratio, which includes other income that is primarily related to fee-based service products, was generally consistent in the third quarter and first nine months of 2025 compared to the same periods of 2024.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Operating Revenue
Premium Income
Group Life	$468.3	4.6%	$447.8	$1,404.5	5.0%	$1,337.9
Accidental Death & Dismemberment	48.9	3.8	47.1	146.3	5.0	139.3
Total Premium Income	517.2	4.5	494.9	1,550.8	5.0	1,477.2
Net Investment Income	21.2	(4.1)	22.1	60.5	(9.2)	66.6
Other Income	0.5	66.7	0.3	1.0	(28.6)	1.4
Total	538.9	4.2	517.3	1,612.3	4.3	1,545.2

Benefits and Expenses
Policy Benefits	354.0	6.1	333.7	1,093.1	6.3	1,027.9
Policy Benefits - Remeasurement Gain	(15.5)	(37.8)	(24.9)	(35.8)	(43.0)	(62.8)
Commissions	46.5	10.5	42.1	141.0	11.5	126.5
Deferral of Acquisition Costs	(11.0)	10.0	(10.0)	(34.7)	11.9	(31.0)
Amortization of Deferred Acquisition Costs	10.7	11.5	9.6	26.4	(1.1)	26.7
Other Expenses	63.0	5.4	59.8	191.7	4.8	183.0
Total	447.7	9.1	410.3	1,381.7	8.8	1,270.3

Income Before Income Tax and Net Investment Gains and Losses	91.2	(14.8)	107.0	230.6	(16.1)	274.9
Reserve Assumption Updates	(3.1)	(76.2)	(13.0)	(3.1)	(76.2)	(13.0)
Adjusted Operating Income	$88.1	(6.3)	$94.0	$227.5	(13.1)	$261.9

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	66.0%		65.0%	68.4%		66.2%
Other Expense Ratio	12.2%		12.1%	12.4%		12.4%
Income Ratio	17.6%		21.6%	14.9%		18.6%
Adjusted Operating Income Ratio	17.0%		19.0%	14.7%		17.7%

Persistency:
Group Life				89.8%		92.0%
Accidental Death & Dismemberment				88.6%		91.2%

[1]Excludes the reserve assumption update that occurred during the third quarters of 2025 and 2024.

Premium income increased in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to sales and in-force block growth, partially offset by lower persistency. Net investment income was lower in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to a lower level of invested assets. Also impacting the comparison for the first nine months of 2025 compared to the same period of 2024 is a decrease in the yield on invested assets.

The benefit ratio, excluding the impacts of the reserve assumption updates, was less favorable in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to higher average claim size in our group life product line. Also impacting the comparison for the third quarter of 2025 compared to the same period of 2024 is lower incidence in our accidental death and dismemberment product line.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to sales. The amortization of deferred acquisition costs changed in the third quarter and the first nine months of 2025 compared to the same periods of 2024 due to the composition of lapses across cohorts. The other expense ratio was generally consistent in the third quarter and first nine months of 2025 compared to the same periods of 2024.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Operating Revenue
Premium Income
Voluntary Benefits	$231.6	5.6%	$219.3	$700.2	5.3%	$665.1
Individual Disability	140.0	(0.3)	140.4	475.4	12.0	424.6
Dental and Vision	81.4	7.8	75.5	243.4	8.7	223.9
Total Premium Income	453.0	4.1	435.2	1,419.0	8.0	1,313.6
Net Investment Income	55.4	(8.0)	60.2	171.6	(1.8)	174.7
Other Income	6.2	N.M.	1.2	23.0	N.M.	2.7
Total	514.6	3.6	496.6	1,613.6	8.2	1,491.0

Benefits and Expenses
Policy Benefits	218.8	3.3	211.9	685.7	7.5	637.6
Policy Benefits - Remeasurement Gain	(36.4)	2.2	(35.6)	(46.5)	(25.0)	(62.0)
Commissions	87.4	8.6	80.5	273.4	13.3	241.3
Deferral of Acquisition Costs	(58.1)	3.4	(56.2)	(172.5)	2.5	(168.3)
Amortization of Deferred Acquisition Costs	45.3	(5.4)	47.9	140.3	(2.0)	143.2
Other Expenses	101.3	6.7	94.9	313.0	8.2	289.2
Total	358.3	4.3	343.4	1,193.4	10.4	1,081.0

Income Before Income Tax and Net Realized Investment Gains and Losses	156.3	2.0	153.2	420.2	2.5	410.0
Amortization of the Deferred Gain on Reinsurance	(4.6)	(100.0)	—	(4.6)	(100.0)	—
Non-Contemporaneous Reinsurance	0.4	100.0	—	0.4	100.0	—
Reserve Assumption Updates - Voluntary Benefits	(11.1)	(191.0)	12.2	(11.1)	(191.0)	12.2
Reserve Assumption Updates - Individual Disability	(27.7)	(47.5)	(52.8)	(27.7)	(47.5)	(52.8)
Adjusted Operating Income	$113.3	0.6	$112.6	$377.2	2.1	$369.4

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits[1]	46.2%		45.8%	44.8%		41.6%
Individual Disability[1,2]	36.9%		42.8%	37.6%		41.0%
Dental and Vision	76.5%		74.6%	76.0%		74.1%
Other Expense Ratio	22.4%		21.8%	22.1%		22.0%
Income Ratio	34.5%		35.2%	29.6%		31.2%
Adjusted Operating Income Ratio	25.0%		25.9%	26.6%		28.1%

Persistency:
Voluntary Benefits				76.5%		76.4%
Individual Disability				87.7%		89.0%
Dental and Vision				83.1%		81.4%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2025 and 2024.
[2]Excludes the impact of non-contemporaneous insurance.

N.M. = not a meaningful percentage

Premium income was higher in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to the continued impacts from the recapture of a previously ceded block of business in the individual disability product line, higher prior period sales in the voluntary benefits product line, and favorable persistency in the voluntary benefits and dental and vision product lines, partially offset by the impact of ceding a portion of the individual disability product line as a part of the Fortitude Re reinsurance transaction. Net investment income was lower in the third quarter and first nine months of 2025 compared to the same periods of 2024 primarily due to a lower level of invested assets and a decrease in the yield on invested assets.

Other income, excluding the impact of the amortization of the deferred gain on reinsurance, was generally consistent in the third quarter of 2025 compared to the same period of 2024. Other income, excluding the impact of the amortization of the deferred gain on reinsurance, was higher in the first nine months of 2025 compared to the same period of 2024 due primarily to a gain on the recapture of a previously ceded block of business in the individual disability product line in the first quarter of 2025.

The benefit ratio, excluding the impacts of the reserve assumption updates, for voluntary benefits was unfavorable in the third quarter and first nine months of 2025 compared to the same periods of 2024 due primarily to unfavorable benefit experience in the accident product. Also impacting the comparison of the first nine months of 2025 compared to the same period of 2024 is unfavorable benefit experience in the hospital indemnity and critical illness products. The benefit ratio, excluding the impacts of non-contemporaneous reinsurance and the reserve assumption updates, for the individual disability product line was favorable in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to higher claim resolutions resulting from higher recoveries and mortality. Also impacting the comparison for the individual disability product line for the third quarter of 2025 compared to the same period of 2024 is higher claim incidence. The benefit ratio for the dental and vision product line was unfavorable in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to higher claim incidence.

Commissions were higher in the third quarter and first nine months of 2025 compared to the same periods of 2024 due primarily to the continued impacts from the recapture of a previously ceded block of business in the individual disability product line, partially offset by the impacts from the Fortitude Re reinsurance transaction. The deferral of acquisition costs was higher in the third quarter and first nine months of 2025 compared to the same periods of 2024 due primarily to higher sales in the individual disability product line. The amortization of deferred acquisition costs was lower in the third quarter and first nine months of 2025 compared to the same periods of 2024 due primarily to a reduction in the level of the deferred asset as a result of the Fortitude Re reinsurance transaction. The other expense ratio was unfavorable in the third quarter and first nine months of 2025 compared to the same periods of 2024 primarily due to the Fortitude Re reinsurance transaction.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$28.4	16.4%	$24.4	$116.6	(18.9)%	$143.8
Group Short-term Disability	24.9	56.6	15.9	96.1	2.1	94.1
Group Life and AD&D	33.1	24.9	26.5	154.7	2.3	151.2
Subtotal	86.4	29.3	66.8	367.4	(5.6)	389.1
Supplemental and Voluntary
Voluntary Benefits	46.6	2.2	45.6	231.7	(0.6)	233.0
Individual Disability	34.3	16.7	29.4	81.4	7.0	76.1
Dental and Vision	11.8	(5.6)	12.5	38.5	(11.3)	43.4
Subtotal	92.7	5.9	87.5	351.6	(0.3)	352.5
Total Sales	$179.1	16.1	$154.3	$719.0	(3.0)	$741.6

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$52.3	0.4%	$52.1	$218.4	(11.6)%	$247.1
Large Case Market	34.1	132.0	14.7	149.0	4.9	142.0
Subtotal	86.4	29.3	66.8	367.4	(5.6)	389.1
Supplemental and Voluntary	92.7	5.9	87.5	351.6	(0.3)	352.5
Total Sales	$179.1	16.1	$154.3	$719.0	(3.0)	$741.6

Group sales increased during the third quarter of 2025 compared to the same period of 2024 due primarily to higher sales to new customers in the large case market, which we define as employee groups with greater than 2,000 employees. Group sales decreased during the first nine months of 2025 compared to the same period of 2024 due to the impact of no sales of our medical stop-loss product in the first nine months of 2025 as it was no longer actively marketed as of the third quarter of 2024, as well as lower sales to existing customers in the large case market and lower sales to new and existing customers in the core market, partially offset by higher sales to new customers in the large case market. The sales mix in the group market sector for the first nine months of 2025 was approximately 59 percent core market and 41 percent large case market.

Voluntary benefits sales increased during the third quarter of 2025 compared to the same period of 2024 due primarily to higher sales to new and existing customers in the large case market, partially offset by lower sales to new customers in the core market. Voluntary benefits sales decreased during the first nine months of 2025 due primarily to lower sales to new and existing customers in the large case market, partially offset by higher sales to new and existing customers in the core market. Individual disability sales, which are primarily concentrated in the multi-life market, increased during the third quarter and first nine months of 2025 compared to the same periods of 2024 due to higher sales to new and existing customers. Dental and vision sales decreased during the third quarter and first nine months of 2025 compared to the same periods of 2024 due to lower sales to new customers.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$111.3	4.4%	$106.6	$319.4	2.2%	$312.4
Group Life	71.9	22.3	58.8	201.6	29.0	156.3
Supplemental	47.4	14.5	41.4	136.3	9.0	125.1
Unum Poland	50.5	26.9	39.8	141.6	25.0	113.3
Total Premium Income	281.1	14.0	246.6	798.9	13.0	707.1
Net Investment Income	36.2	19.1	30.4	110.9	17.4	94.5
Other Income	2.9	N.M.	0.4	3.3	175.0	1.2
Total	320.2	15.4	277.4	913.1	13.7	802.8

Benefits and Expenses
Policy Benefits	214.7	11.4	192.7	576.9	12.7	511.9
Policy Benefits - Remeasurement Gain	(19.7)	13.2	(17.4)	(21.4)	(12.7)	(24.5)
Commissions	26.1	20.3	21.7	73.6	19.3	61.7
Deferral of Acquisition Costs	(5.5)	19.6	(4.6)	(16.4)	24.2	(13.2)
Amortization of Deferred Acquisition Costs	2.7	8.0	2.5	7.8	6.8	7.3
Other Expenses	57.7	16.1	49.7	168.1	14.4	146.9
Total	276.0	12.8	244.6	788.6	14.3	690.1

Income Before Income Tax and Net Investment Gains and Losses	44.2	34.8	32.8	124.5	10.5	112.7
Reserve Assumption Updates	(5.4)	(172.0)	7.5	(5.4)	(172.0)	7.5
Adjusted Operating Income	$38.8	(3.7)	$40.3	$119.1	(0.9)	$120.2

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Operating Revenue
Premium Income
Group Long-term Disability	£82.5	0.6%	£82.0	£242.7	(0.8)%	£244.6
Group Life	53.3	18.2	45.1	153.1	25.3	122.2
Supplemental	35.2	10.7	31.8	103.6	5.8	97.9
Total Premium Income	171.0	7.6	158.9	499.4	7.5	464.7
Net Investment Income	24.1	13.7	21.2	76.1	12.7	67.5
Other Income	2.2	N.M.	0.1	2.2	N.M.	0.2
Total	197.3	9.5	180.2	577.7	8.5	532.4

Benefits and Expenses
Policy Benefits	136.1	4.5	130.2	371.7	7.2	346.8
Policy Benefits - Remeasurement Gain	(10.6)	(20.9)	(13.4)	(12.6)	(36.0)	(19.7)
Commissions	11.3	14.1	9.9	32.1	10.7	29.0
Deferral of Acquisition Costs	(0.8)	—	(0.8)	(2.9)	3.6	(2.8)
Amortization of Deferred Acquisition Costs	1.3	8.3	1.2	3.7	(7.5)	4.0
Other Expenses	33.0	10.0	30.0	99.8	9.3	91.3
Total	170.3	8.4	157.1	491.8	9.6	448.6

Income Before Income Tax and Net Investment Gains and Losses	27.0	16.9	23.1	85.9	2.5	83.8
Reserve Assumption Updates	(0.7)	(110.9)	6.4	(0.7)	(110.9)	6.4
Adjusted Operating Income	£26.3	(10.8)	£29.5	£85.2	(5.5)	£90.2

Weighted Average Pound/Dollar Exchange Rate	1.348		1.312	1.314		1.278

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	73.8%		69.5%	72.0%		69.0%
Other Expense Ratio	19.3%		18.9%	20.0%		19.6%
Income Ratio	15.8%		14.5%	17.2%		18.0%
Adjusted Operating Income Ratio	15.4%		18.6%	17.1%		19.4%

Persistency:
Group Long-term Disability				92.3%		92.3%
Group Life				90.2%		88.6%
Supplemental				93.6%		90.4%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2025 and 2024.

N.M. = not a meaningful percentage

Premium income was higher in the third quarter and first nine months of 2025 compared to the same periods of 2024 primarily due to in-force block growth, sales, and favorable persistency in the group life and supplemental product lines.

Net investment income was higher in the third quarter and first nine months of 2025 compared to the same periods of 2024 primarily due to higher income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is generally correlated to a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

Other income primarily relates to fees earned related to certain administrative services.

The benefit ratio, excluding the impacts of reserve assumption updates, was less favorable in the third quarter and first nine months of 2025 compared to the same periods of 2024 due primarily to unfavorable benefit experience in the group long-term disability product line and higher inflation-linked experience in benefits, partially offset by favorable incidence in the group life product line.

Commissions were higher in the third quarter and first nine months of 2025 compared to the same periods of 2024 primarily due to in-force block growth.

The deferral of acquisition costs and the amortization of deferred acquisition costs were generally consistent in the third quarter and first nine months of 2025 compared to the same periods of 2024. The other expense ratio was higher in the third quarter and first nine months of 2025 compared to the same periods of 2024 due primarily to operational investments in our business.

Sales

(in millions of dollars and pounds)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Unum International Sales by Product
Unum UK
Group Long-term Disability	$19.2	128.6%	$8.4	$40.3	—%	$40.3
Group Life	16.0	(5.9)	17.0	51.9	(2.3)	53.1
Supplemental	4.4	(8.3)	4.8	25.0	(16.9)	30.1
Unum Poland	10.1	26.3	8.0	34.4	39.8	24.6
Total Sales	$49.7	30.1	$38.2	$151.6	2.4	$148.1

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$11.0	10.0%	$10.0	$35.7	16.3%	$30.7
Large Case Market	24.2	57.1	15.4	56.5	(9.9)	62.7
Subtotal	35.2	38.6	25.4	92.2	(1.3)	93.4
Supplemental	4.4	(8.3)	4.8	25.0	(16.9)	30.1
Unum Poland	10.1	26.3	8.0	34.4	39.8	24.6
Total Sales	$49.7	30.1	$38.2	$151.6	2.4	$148.1

Unum UK Sales by Product
Group Long-term Disability	£14.2	121.9%	£6.4	£30.4	(4.1)%	£31.7
Group Life	12.0	(7.0)	12.9	39.5	(4.8)	41.5
Supplemental	3.2	(15.8)	3.8	19.1	(19.7)	23.8
Total Sales	£29.4	27.3	£23.1	£89.0	(8.2)	£97.0

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£8.2	6.5%	£7.7	£27.2	12.9%	£24.1
Large Case Market	18.0	55.2	11.6	42.7	(13.0)	49.1
Subtotal	26.2	35.8	19.3	69.9	(4.5)	73.2
Supplemental	3.2	(15.8)	3.8	19.1	(19.7)	23.8
Total Sales	£29.4	27.3	£23.1	£89.0	(8.2)	£97.0

The following discussion of sales results relates to our Unum UK product lines based on functional currency.

Unum UK group long-term disability sales increased in the third quarter of 2025 compared to the same period of 2024 due primarily to higher sales to new customers in the large case market, which we define as employee groups with more than 500 employees, and higher sales to new customers in the core market. Unum UK group long-term disability sales decreased in the first nine months of 2025 compared to the same period of 2024 due primarily to lower sales to existing customers in the large case market, partially offset by higher sales to new customers in the large case market.

Unum UK group life sales decreased in the third quarter and first nine months of 2025 compared to the same periods of 2024 due primarily to lower sales to new customers in the large case market. Partially offsetting the comparison for the first nine months of 2025 compared to the same period of 2024 was higher sales to new customers in the core market.

Unum UK supplemental sales decreased in the third quarter and first nine months of 2025 compared to the same periods of 2024 due to lower sales of our dental products.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$247.5	2.9%	$240.6	$743.7	2.5%	$725.5
Life	118.7	5.0	113.1	360.7	5.3	342.6
Cancer and Critical Illness	90.3	2.4	88.2	271.5	1.7	266.9
Total Premium Income	456.5	3.3	441.9	1,375.9	3.1	1,335.0
Net Investment Income	44.3	11.9	39.6	129.1	8.1	119.4
Other Income	0.6	50.0	0.4	1.3	(63.9)	3.6
Total	501.4	4.0	481.9	1,506.3	3.3	1,458.0

Benefits and Expenses
Policy Benefits	223.3	2.4	218.1	675.9	1.2	667.7
Policy Benefits - Remeasurement Gain	(12.0)	(77.7)	(53.9)	(23.3)	(68.1)	(73.0)
Commissions	96.7	4.0	93.0	292.6	3.7	282.2
Deferral of Acquisition Costs	(84.7)	9.9	(77.1)	(250.9)	6.9	(234.7)
Amortization of Deferred Acquisition Costs	58.2	4.7	55.6	173.9	6.1	163.9
Other Expenses	94.4	8.8	86.8	279.5	6.7	261.9
Total	375.9	16.6	322.5	1,147.7	7.5	1,068.0

Income Before Income Tax and Net Investment Gains and Losses	125.5	(21.3)	159.4	358.6	(8.1)	390.0
Reserve Assumption Updates	(8.9)	(80.7)	(46.0)	(8.9)	(80.7)	(46.0)
Adjusted Operating Income	$116.6	2.8	$113.4	$349.7	1.7	$344.0

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	48.2%		47.6%	48.1%		48.0%
Other Expense Ratio	20.7%		19.6%	20.3%		19.6%
Income Ratio	27.5%		36.1%	26.1%		29.2%
Adjusted Operating Income Ratio	25.5%		25.7%	25.4%		25.8%

Persistency:
Accident, Sickness, and Disability				74.3%		73.3%
Life				84.3%		84.3%
Cancer and Critical Illness				82.5%		81.8%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2025 and 2024.

Premium income in the third quarter and first nine months of 2025 was higher compared to the same periods of 2024 due to favorable overall persistency and prior period sales. Net investment income increased during the third quarter and first nine months of 2025 relative to the same periods of 2024 due to an increase in the level of invested assets and an increase in the yield on invested assets.

The benefit ratio, excluding the impacts of the reserve assumption updates, was less favorable in the third quarter of 2025 relative to the same period of 2024 primarily due to unfavorable benefit experience in the cancer and critical illness product line. The benefit ratio, excluding the impacts of the reserve assumption updates, was generally consistent in the first nine months of 2025 relative to the same period of 2024 with unfavorable benefit experience in the cancer and critical illness product line, mostly offset by favorable benefit experience in the life product line.

Commissions were higher in the third quarter and first nine months of 2025 relative to the same periods of 2024 due to prior period sales. The deferral of acquisition costs was higher in the third quarter and the first nine months of 2025 relative to the same periods of 2024 due to the increase in commissions and other sales-related costs. The amortization of deferred acquisition costs was higher during the third quarter and the first nine months of 2025 relative to the same periods of 2024 primarily due to growth in the level of the deferred asset. The other expense ratio increased in the third quarter and first nine months of 2025 relative to the same periods of 2024 due primarily to an increase in employee-related costs and operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Sales by Product
Accident, Sickness, and Disability	$75.3	0.8%	$74.7	$219.5	2.0%	$215.1
Life	31.8	11.6	28.5	87.3	5.1	83.1
Cancer and Critical Illness	17.5	(1.1)	17.7	49.6	2.1	48.6
Total Sales	$124.6	3.1	$120.9	$356.4	2.8	$346.8

Sales by Market Sector
Commercial Sector
Core Market (< 1,000 employees)	$76.4	9.3%	$69.9	$225.5	2.3%	$220.4
Large Case Market	14.6	(8.8)	16.0	38.2	2.4	37.3
Subtotal	91.0	5.9	85.9	263.7	2.3	257.7
Public Sector	33.6	(4.0)	35.0	92.7	4.0	89.1
Total Sales	$124.6	3.1	$120.9	$356.4	2.8	$346.8

Commercial sector sales increased in the third quarter and first nine months of 2025 compared to the same periods of 2024 due primarily to higher sales to new and existing customers in the core market, which we define as accounts with less than 1,000 employees. Partially offsetting the comparison for the third quarter of 2025 compared to the same period of 2024 was lower sales to new customers in the large case market. Public sector sales decreased in the third quarter of 2025 compared to the same period of 2024 due to lower sales to new customers, partially offset by higher sales to existing customers. Public sector sales increased in the first nine months of 2025 compared to the same period of 2024 due to higher sales to existing customers, partially offset by lower sales to new customers.

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

Closed Block Segment

The Closed Block segment consists of group and individual long-term care and other insurance products no longer actively marketed. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. As of July 2025, we closed the Fortitude Re reinsurance transaction and ceded a portion of the long-term care product line. See "Executive Summary" contained herein this Item 2 for further discussion. Other insurance products include individual disability, group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Operating Revenue
Premium Income
Long-term Care	$158.6	(8.7)%	$173.7	$510.7	(2.1)%	$521.5
All Other	36.4	(15.5)	43.1	118.5	(15.9)	140.9
Total Premium Income	195.0	(10.1)	216.8	629.2	(5.0)	662.4
Net Investment Income	224.7	(21.0)	284.3	778.9	(8.5)	851.6
Other Income	16.3	31.5	12.4	38.3	1.6	37.7
Total	436.0	(15.1)	513.5	1,446.4	(6.8)	1,551.7

Benefits and Expenses
Policy Benefits	363.3	(10.9)	407.8	1,204.2	(2.7)	1,237.4
Policy Benefits - Remeasurement Loss (Gain)	659.5	N.M.	(149.5)	708.5	N.M.	(102.8)
Commissions	16.6	(6.7)	17.8	50.5	(2.9)	52.0
Other Expenses	78.9	78.1	44.3	168.3	28.5	131.0
Total	1,118.3	N.M.	320.4	2,131.5	61.8	1,317.6

Income (Loss) Before Income Tax and Net Investment Gains and Losses	(682.3)	N.M.	193.1	(685.1)	N.M.	234.1
Amortization of the Cost of Reinsurance	48.6	N.M.	10.4	67.9	118.3	31.1
Non-Contemporaneous Reinsurance	7.3	21.7	6.0	19.1	(5.4)	20.2
Reserve Assumption Updates - Long-term Care	643.1	N.M.	(174.1)	643.1	N.M.	(174.1)
Reserve Assumption Updates - All Other	(2.6)	116.7	(1.2)	(2.6)	116.7	(1.2)
Adjusted Operating Income	$14.1	(58.8)	$34.2	$42.4	(61.5)	$110.1

Long-term Care Net Premium Ratio[1]				97.6%		94.5%

Operating Ratios (% of Premium Income):
Other Expense Ratio[2]	15.5%		15.6%	16.0%		15.1%
Income (Loss) Ratio	(349.9)%		89.1%	(108.9)%		35.3%
Adjusted Operating Income Ratio	7.2%		15.8%	6.7%		16.6%

Long-term Care Persistency				95.2%		95.2%

[1]Gross of reinsurance.
[2]Excludes amortization of the cost of reinsurance.

N.M. = not a meaningful percentage

Premium income for the long-term care product line in the third quarter and first nine months of 2025 was lower during the same periods of 2024 due to the impact of the Fortitude Re reinsurance transaction. Premium income for our all other product line continues to decline as expected due to policyholder lapses.

Net investment income was lower during the third quarter and first nine months of 2025 relative to the same periods of 2024 primarily driven by a decrease in the level of invested assets as a result of the Fortitude Re reinsurance transaction. Also impacting the comparison of the first nine months of 2025 compared to the same period of 2024 is lower miscellaneous investment income primarily due to smaller increases in the NAV on our private equity partnerships.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

Policy benefits including remeasurement loss (gain), excluding the impacts of the reserve assumption updates and non-contemporaneous reinsurance, were lower in the third quarter and first nine months of 2025 compared to the same periods of 2024 driven primarily by the impacts of the Fortitude Re reinsurance transaction, partially offset by an increase in the current period benefit expense resulting from the higher net premium ratio and the impact of capped cohorts in the long-term care product line. Also partially offsetting the comparison of the third quarter and first nine months of 2025 compared to the same periods of 2024 is higher average new claim size and lower claim terminations in the long-term care product line. The net premium ratio for long-term care increased to 97.6 percent at September 30, 2025 from 94.5 percent at September 30, 2024 due primarily to the impact of the reserve assumption updates in the third quarter of 2025.

The other expense ratio, excluding the amortization of the cost of reinsurance, in the third quarter of 2025 was generally consistent with the same period in 2024. The other expense ratio, excluding amortization of cost of reinsurance, is higher in the first nine months of 2025 compared to the same periods of 2024 due primarily to an increase in operational investments in our business.

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

Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2025	% Change	2024	2025	% Change	2024
Operating Revenue
Net Investment Income	$19.7	57.6%	$12.5	$75.9	69.4%	$44.8
Other Income	0.3	100.0	—	—	(100.0)	1.1
Total	20.0	60.0	12.5	75.9	65.4	45.9

Interest, Debt, and Other Expenses	67.7	(12.3)	77.2	196.4	(2.8)	202.0

Loss Before Income Tax and Net Investment Gains and Losses	(47.7)	(26.3)	(64.7)	(120.5)	(22.8)	(156.1)
Loss on Legal Settlement	—	(100.0)	15.3	—	(100.0)	15.3
Adjusted Operating Loss	$(47.7)	(3.4)	$(49.4)	$(120.5)	(14.4)	$(140.8)

Adjusted operating loss, excluding the loss on legal settlement, decreased in the third quarter and first nine months of 2025 relative to the same periods of 2024 due primarily to increased net investment income, which was driven by an increase in the level of invested assets, an increase in miscellaneous investment income, and an increase in the yield on invested assets. See "Executive Summary" contained herein this Item 2 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the loss on legal settlement.

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

Reinsurance Transactions

As a part of the Fortitude Re reinsurance transaction, which closed during the third quarter of 2025, we transferred fixed maturity securities with a fair value of $3,230.1 million to Fortitude Re. As a result of the transaction, we recognized a net gain of $137.6 million for the third quarter of 2025 and a net loss of $46.8 million in the first nine months of 2025. Although we transferred a significant portion of our fixed maturity securities portfolio as part of this transaction, the overall credit profile of our remaining portfolio did not change. See "Executive Summary" for further information on the Fortitude Re reinsurance transaction contained herein in this Item 2.

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

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2025

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,195.0	$(71.2)	$1,091.0	$120.1	$1,104.0	$48.9
Capital Goods	2,955.9	(65.3)	1,464.5	149.3	1,491.4	84.0
Communications	1,985.1	(38.8)	865.0	133.6	1,120.1	94.8
Consumer Cyclical	1,247.9	(71.6)	814.1	95.0	433.8	23.4
Consumer Non-Cyclical	5,599.4	(364.8)	3,595.7	489.2	2,003.7	124.4
Energy	2,175.6	43.3	700.3	64.5	1,475.3	107.8
Financial Institutions	3,708.8	(233.4)	2,616.9	268.5	1,091.9	35.1
Mortgage/Asset-Backed[1]	1,121.6	(7.3)	338.5	17.3	783.1	10.0
Sovereigns	879.5	(164.9)	526.6	179.4	352.9	14.5
Technology	1,329.6	(83.2)	931.2	98.5	398.4	15.3
Transportation	1,491.0	(93.2)	962.0	118.1	529.0	24.9
U.S. Government Agencies and Municipalities	3,612.0	(404.5)	2,326.6	497.6	1,285.4	93.1
Public Utilities	4,888.8	(101.4)	2,159.7	282.2	2,729.1	180.8
Total	$33,190.2	$(1,656.3)	$18,392.1	$2,513.3	$14,798.1	$857.0
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of September 30, 2025 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2025. The decrease in the net unrealized loss on fixed maturity securities during the third quarter of 2025 was due primarily to lower Treasury yields and the tightening of credit spreads.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2025			2024
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$14.3	$11.1	$38.1	$188.9	$11.8
> 90 <= 180 days	3.0	37.1	111.7	56.6	1.2
> 180 <= 270 days	14.7	93.1	46.0	1.1	5.1
> 270 days <= 1 year	42.6	65.5	1.1	13.2	3.3
> 1 year <= 2 years	72.3	28.6	42.9	58.8	24.9
> 2 years <= 3 years	36.1	179.0	342.4	1,553.6	1,708.4
> 3 years	1,608.4	1,553.8	1,467.7	497.6	202.0
Sub-total	1,791.4	1,968.2	2,049.9	2,369.8	1,956.7

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	—	3.9	—	—
> 180 <= 270 days	—	4.1	—	—	—
> 270 days <= 1 year	4.0	—	—	—	—
> 1 year <= 2 years	2.0	1.0	—	—	28.4
> 2 years <= 3 years	46.8	54.1	53.7	326.1	232.8
> 3 years	562.3	719.2	674.8	498.4	62.3
Sub-total	615.1	778.4	732.4	824.5	323.5

Fair Value < 40% of Amortized Cost

> 180 <= 270 days	—	—	—	2.0	—
> 270 days <= 1 year	—	—	2.0	2.0	—
> 1 year <= 2 years	—	—	1.9	—	—
> 2 years <= 3 years	—	—	36.6	34.9	28.6
> 3 years	57.0	51.2	10.5	3.0	—
Sub-total	57.0	51.2	51.0	41.9	28.6

Total	$2,463.5	$2,797.8	$2,833.3	$3,236.2	$2,308.8

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2025			2024
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.2	$0.3	$3.4	$4.8	$0.3
> 90 <= 180 days	—	0.8	3.9	1.2	—
> 180 <= 270 days	1.5	3.8	0.4	—	—
> 270 days <= 1 year	2.0	0.1	—	0.1	—
> 1 year <= 2 years	—	0.1	0.1	0.1	—
> 2 years <= 3 years	—	—	9.4	38.2	38.6
> 3 years	36.8	41.9	31.3	13.4	11.7
Sub-total	40.5	47.0	48.5	57.8	50.6

Fair Value < 70% >= 40% of Amortized Cost

> 2 years <= 3 years	—	—	—	16.4	14.7
> 3 years	9.0	8.0	19.0	3.3	—
Sub-total	9.0	8.0	19.0	19.7	14.7

Fair Value <= 40% of Amortized Cost

> 3 years	0.3	3.8	0.3	0.3	0.3
Sub-total	0.3	3.8	0.3	0.3	0.3

Total	$49.8	$58.8	$67.8	$77.8	$65.6

As of September 30, 2025, we held 30 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of September 30, 2025

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Numbers of Issuers
Basic Industry	$92.8	$(26.3)	2
Capital Goods	125.4	(31.7)	3
Communications	321.3	(76.4)	6
Consumer Cyclical	185.2	(39.9)	3
Consumer Non-Cyclical	73.5	(20.2)	1
Energy	77.5	(10.3)	1
Financial Institutions	174.1	(37.3)	3
Sovereigns	476.2	(163.1)	2
Technology	92.9	(11.3)	1
Transportation	100.7	(36.8)	3
U.S. Government Agencies and Municipalities	26.3	(10.5)	1
Public Utilities	264.0	(65.5)	4
Total	$2,009.9	$(529.3)	30

At September 30, 2025, we held no below investment-grade fixed maturity securities with a gross unrealized loss greater than $10.0 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2025, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to higher interest rates, credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

During the second quarter of 2025, we recognized a realized loss of $13.4 million on the sale of fixed maturity securities from a single issuer in the communications sector. We had no other individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first nine months of 2025 or 2024.

As of September 30, 2025, the amortized cost, net of allowance for credit losses, and fair value of our below-investment-grade fixed maturity securities was $1,272.4 million and $1,247.4 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased to 2.9 percent at September 30, 2025 from 3.3 percent at December 31, 2024 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,129.8 million and $2,224.5 million at September 30, 2025 and December 31, 2024, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $15.6 million and $16.1 million at September 30, 2025 and December 31, 2024, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types.

Due to conservative underwriting, the incidence of non-performing mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held one specifically identified impaired mortgage loan at September 30, 2025 and December 31, 2024. The carrying value was $8.4 million and $9.2 million at September 30, 2025 and December 31, 2024, respectively. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,456.3 million and $1,450.6 million at September 30, 2025 and December 31, 2024, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $21.7 million and $65.3 million for the partnerships in the third quarter and the first nine months of 2025, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $745.4 million of commitments for additional investments in the partnerships at September 30, 2025 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, and total return swaps. As of September 30, 2025, we had $3,851.1 million in notional amount of derivatives outstanding, of which $2,634.0 million is related to management of reinvestment risk in our long-term care product line, $1,067.1 million is related to management of foreign currency risk related to foreign denominated investments, and $150.0 million is economically hedging a portion of the liability related to our non-qualified defined contribution plan. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. We had no credit exposure on derivatives at September 30, 2025. The carrying value of fixed maturity securities and cash collateral received from our counterparties was $5.5 million and $2.5 million, respectively. The carrying value of fixed maturity securities posted as collateral to our counterparties was $220.8 million at September 30, 2025. There was no cash posted as collateral to our counterparties at September 30, 2025. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 5 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of September 30, 2025, Unum Group and our intermediate holding companies had available holding company liquidity of $1,982.4 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As a part of the Fortitude Re reinsurance transaction, which closed in July 2025, we transferred $953.5 million of cash as well as fixed maturity securities with a fair value totaling $3,230.1 million and accrued investment income of $47.1 million. A final settlement is expected prior to the end of 2025. See "Executive Summary" and "Investments" contained herein in Item 2, and Note 14 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of the Fortitude Re reinsurance transaction.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. During the nine months ended September 30, 2025, we repurchased 10.3 million shares at a cost of $750.0 million excluding commissions and excise tax.

Our board of directors has authorized the following repurchase programs:

	February 2025 Authorization	July 2024 Authorization[1]
	(in millions)
Effective Date	April 1, 2025	August 1, 2024
Expiration Date	None	March 31, 2025
Authorized Repurchase Amount	$1,000.0	$1,000.0
Cost of Shares Repurchased Under Repurchase Program	550.0	706.8
Unused and Expired	—	293.2
Remaining Repurchase Amount at September 30, 2025	$450.0	$—
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

Unum America cedes blocks of long-term care business to Fairwind, which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Unum Group did not make any capital contributions to Fairwind during the first nine months of 2025, nor do we expect to make capital contributions for the remainder of the year.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at September 30, 2025 are in line with our expectations and are significantly above the level that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of U.K. Solvency II, the system of prudential regulation applying in the U.K., which prescribes capital requirements and risk management standards for the U.K. insurance industry. Our U.K. holding company is also subject to the U.K. Solvency II requirements relevant to insurance holding companies while, together with certain of its subsidiaries including Unum Limited, the group (the Unum UK Solvency II Group) is subject to group supervision under U.K. Solvency II. The Unum UK Solvency II Group has permission from the U.K. Prudential Regulation Authority (PRA) to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief which applies until January 2032.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

During 2025, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. As a result of our consideration of overall capitalization needs, we may not utilize the entire amount of dividends available in 2025, which are based on applicable restrictions under current law. Approximately $1,383 million is available, without prior approval by regulatory authorities, during 2025 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurer. Unum Group has received $410 million of ordinary dividends from its traditional U.S. insurance subsidiaries during the nine months ended September 30, 2025. First Unum entered into a reinsurance agreement with Provident to cede, on a coinsurance with funds withheld basis, 100 percent of the long-term care business of First Unum, effective January 1, 2025. Also in February 2025, First Unum received regulatory approval for, and paid, an extraordinary dividend of $630 million to Unum Group. No other extraordinary dividends have been paid during the first nine months of 2025.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group, which does not apply to our current entity structure.

Funding for Employee Benefit Plans

During the nine months ended September 30, 2025, we made contributions of $66.5 million and £4.1 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $22 million and £2 million during the remainder of 2025. We had no regulatory contribution requirements for our U.S. qualified defined benefit pension plan and we made no voluntary contributions during the nine months ended September 30, 2025. We do not expect to have regulatory contribution requirements for our U.S. qualified defined benefit plan during the remainder of 2025, but we reserve the right to make voluntary contributions during the remainder of 2025. We made a regulatory contribution of £14.1 million to our U.K defined benefit pension plan during the nine months ended September 30, 2025 and expect to make approximately £0.5 million in additional regulatory contributions for the remainder of 2025. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act (ERISA). We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 11 of the "Notes to Consolidated Financial Statements" of our annual report on Form 10-K for the year ended December 31, 2024 for further discussion.

Debt, Credit Facilities, and Other Sources of Liquidity

Our long-term debt balance at September 30, 2025 was $3,470.8 million, net of a net discount of $128.1 million and deferred debt issuance costs of $34.5 million, and is comprised of unsecured senior notes, unsecured medium-term notes, and junior subordinated debt securities. Our short-term debt balance at September 30, 2025 was $274.9 million, net of a discount and deferred debt issuance costs totaling $0.1 million. Our short-term debt balance is comprised of unsecured senior notes.

In April 2025, we and certain of our traditional U.S. life insurance subsidiaries, Unum America, Provident and Colonial Life & Accident, amended and restated the terms of our existing credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The revolving credit facility, which was previously set to expire in 2027, was extended through April 2030. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Other of our domestic wholly-owned subsidiaries are permitted to join the credit facility as borrowers, subject to certain conditions. Any obligation of a subsidiary under the credit facility is subject to an unconditional guarantee by Unum Group. At September 30, 2025, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $0.4 million had been issued.

We have a five-year £75.0 million senior unsecured standby letter of credit facility with a different syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in July 2026. We have an additional five-year, £75.0 million senior standby letter of credit facility pursuant to which a standby letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in December 2028. At September 30, 2025, no amounts have been borrowed under the standby credit facilities or letters of credit issued.

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

Commitments

As of September 30, 2025, we had commitments of $61.4 million to fund certain investments in private placement fixed maturity securities and $745.4 million to fund certain private equity partnerships. In addition, we had $9.1 million of commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Cash Requirements" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024. During the first nine months of 2025, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of September 30, 2025, we held $109.0 million of cash collateral from securities lending agreements. The average cash collateral balance during the first nine months of 2025 was $50.2 million, and the maximum amount outstanding at any month end was $109.0 million. As of September 30, 2025, we held $26.0 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2025 was $28.6 million, and the maximum amount outstanding at any month end was $41.2 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at September 30, 2025, nor did we utilize any securities repurchase agreements during the first nine months of 2025. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of September 30, 2025, we owned $38.0 million of FHLB common stock and had outstanding advances of $585.4 million from the regional FHLBs which were used for the purpose of investing in either short-term investments, matched fixed maturity securities, or matched commercial mortgage loans. As of September 30, 2025, we have additional borrowing capacity of approximately $750.4 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Nine Months Ended September 30
	2025	2024
Net Cash Provided by Operating Activities	$329.8	$1,027.4
Net Cash Provided (Used) by Investing Activities	771.4	(393.1)
Net Cash Used by Financing Activities	(936.1)	(616.9)
Net Increase in Cash and Bank Deposits	$165.1	$17.4

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

The variance in the change in insurance liabilities to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for the first nine months of 2025 and 2024 was due primarily to the reserve assumption updates that occurred in the third quarters of 2025 and 2024. Also included in operating cash flows for the first nine months of 2025 was $953.5 million of cash paid to the reinsurer in the Fortitude Re reinsurance transaction. See Note 14 of the "Notes to Consolidated Financial Statements" for additional information on the Fortitude Re reinsurance transaction.

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

In preparation for the Fortitude Re reinsurance transaction, fixed maturity securities with a fair value of $151.6 million were sold during the first quarter of 2025. Also during the first quarter of 2025, fixed maturity securities with a fair value of $81.8 million were sold related to the funding of an extraordinary dividend from a wholly owned insurance subsidiary to Unum Group.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" contained herein in this Item 2 for further information.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, dividends paid to stockholders, repurchases of common stock, and policyholders' account deposits and withdrawals.

Cash used to repurchase shares of Unum Group's common stock during the first nine months of 2025 and 2024 was $751.8 million and $500.0 million, respectively. During the first nine months of 2025 and 2024, we paid dividends of $228.9 million and $219.3 million, respectively, to holders of Unum Group's common stock.

Also included in financing cash flows during the first nine months of 2025 and 2024 was $17.4 million and $26.7 million, respectively, of cash received related to the active life cohort volatility agreement with Commonwealth as a result of the Closed Block individual disability reinsurance transaction.

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
NR = not rated

In September 2025, Fitch revised its outlook to stable from positive. The revision reflects earnings trends in 2025 and the expectation for normalizing capital levels over the rating horizon driven by significant capital return to shareholders.

There have been no other changes in the rating agencies' outlooks or ratings during 2025 prior to the date of this filing.

See our annual report on Form 10-K for the year ended December 31, 2024 for further information regarding our debt, issuer credit ratings and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2024. During the first nine months of 2025, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 13 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the third quarter of 2025.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
July 1 - July 31, 2025	2,712,429	$78.90	2,712,429	$485,991,668
August 1 - August 31, 2025	516,008	69.74	516,008	450,005,922
September 1 - September 30, 2025	—	—	—	450,005,922
Total	3,228,437		3,228,437

(1) Excludes the cost of commissions and excise taxes.

(2) In February 2025, our board of directors authorized the repurchase of up to $1,000.0 million of Unum Group's outstanding common stock beginning on April 1, 2025. The repurchase program has no scheduled termination date.

ITEM 5. OTHER INFORMATION

Securities trading plans

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

Unum Group
(Registrant)
Date: November 4, 2025	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: November 4, 2025	By:	/s/ Walter L. Rice, Jr.
Walter L. Rice, Jr.
Senior Vice President, Chief Accounting Officer