Form 10-K
period 2025-12-31
Unum Group
filed 2026-02-17
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $13.9 billion. As of February 13, 2026, there were 163,753,818 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2026 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2025.

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
•Changes in our financial strength and credit ratings.
•The ability of our reinsurers to meet their obligations to us and availability of reinsurance in the market.
•Our ability to hire and retain qualified employees.
•Disruptions to our business or our ability to access data caused by the use and reliance on third-party vendors, including vendors providing web and cloud-based applications.
•Ability to generate sufficient internal liquidity and/or obtain external financing.
•Damage to our reputation due to, among other factors, regulatory investigations, legal proceedings, social issues, third-party vendors, external events, and/or cyber or other information security incidents.
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

We have three core operating segments: Unum US, Unum International, and Colonial Life. Our other operating segments are the Closed Block and Corporate segments. These segments are discussed more fully under "Reportable Segments" included herein in this Item 1.

Business Strategies

The benefits we provide help the working world thrive throughout life's moments and protect people from the financial hardship of illness, injury, or loss of life. As a leading provider of employee benefits, we offer a broad portfolio of products and services through the workplace that provide support when it is needed most.

Specifically, we offer disability, life and voluntary products, on both individual and group bases, as well as provide certain fee-based services. These products and services, which can be sold stand-alone or combined with other coverages, help employers of all sizes attract and retain the talented and capable workforce they need to succeed while protecting the incomes and livelihood of their employees. We believe employer-sponsored benefits are the most effective way to provide workers with access to information and options to protect their financial stability. Working people and their families, particularly those at lower and middle incomes, are perhaps the most vulnerable to economic volatility yet are often overlooked by many providers of financial products and services. For many of these workers and families, employer-sponsored benefits are the primary defense against the potentially catastrophic financial impact of death, illness, or injury.

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

We continue to analyze and employ strategies we believe will help us navigate a variety of environments, allowing us to maintain financial flexibility to support the needs of our businesses and return capital to our shareholders. Our business has also proven resilient during less favorable environments, given the essential nature of our products and services, and our effective operating position.

We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our financial objectives.

Reportable Segments

Our reportable segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate. The percentage of consolidated premium income generated by each reportable segment for the year ended December 31, 2025 is as follows:

Unum US	65.4%
Unum International	10.0
Colonial Life	17.0
Closed Block	7.6
Total	100.0%

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

The percentage of Unum US segment premium income generated by each product line during 2025 is as follows:

Group Disability	44.4%
Group Life and Accidental Death & Dismemberment	29.2
Voluntary Benefits	13.1
Individual Disability	8.7
Dental and Vision	4.6
Total	100.0%

Group Long-term and Short-term Disability

We sell group long-term and short-term disability products to employers for the benefit of employees.

Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. We offer services to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 65 and 70, or recovers from the disability. The benefits are limited to specified maximums as a percentage of income. Also included in our long-term disability product line is our medical stop-loss product, which was no longer actively marketed as of the third quarter of 2024. As our medical stop-loss contracts were renewable on an annual basis, no medical stop-loss policies were in-force as of the fourth quarter of 2025. This product was designed to protect self-insured employers if their employees' medical claims exceed certain agreed upon thresholds.

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

Unum International Segment

Our Unum International segment includes our operations in the United Kingdom and Poland. Unum UK's business includes insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, and critical illness products. Unum Poland's business primarily includes insurance for individual and group life with accident and health riders. Unum International's products are sold primarily through field sales personnel and independent brokers and consultants. The market strategy for the segment is to offer benefits to employers and employees through the workplace, with a focus on the expansion of the number of employers and employees covered in our Unum UK business, and the continued growth of the Unum Poland business.

The percentage of Unum International segment premium income generated by each product line during 2025 is as follows:

Unum UK
Group Long-term Disability	39.5%
Group Life	25.6
Supplemental	17.0
Unum Poland	17.9
Total	100.0%

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

The percentage of Colonial Life segment premium income generated by each product line during 2025 is as follows:

Accident, Sickness, and Disability	54.0%
Life	26.3
Cancer and Critical Illness	19.7
Total	100.0%

Accident, Sickness, and Disability

The accident, sickness, and disability product line consists of short-term disability policies, accident-only policies providing benefits for injuries on a specified loss basis, and our dental and vision policies. It also includes accident and health policies which cover events such as hospital admissions, confinement, and surgeries.

Premiums are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience and published industry tables. Premiums are primarily individual guaranteed renewable which allows us to change premiums on a state by state basis. Some policies are written on a group basis which are offered primarily on an optionally renewable basis which allows us to reprice or terminate in-force policies. Premiums for our dental and vision products are guaranteed renewable with rates that may vary by age and region.
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

Closed Block Segment

Our Closed Block segment consists of group and individual long-term care and other insurance products no longer actively marketed. Closed Block segment premium income for 2025 was comprised of approximately 81 percent group and individual long-term care and 19 percent other insurance products.

Group and Individual Long-term Care

We discontinued offering individual long-term care in 2009 and group long-term care in 2012. As of July 2025, we closed the Fortitude Reinsurance Company Ltd. (Fortitude Re) reinsurance transaction and ceded a portion of the long-term care product line. As of February 2026, we discontinued new enrollments on existing group long-term care policies. Group long-term care was previously offered to employers for the benefit of employees. Individual long-term care was previously marketed on a single-life customer basis.

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

All Other

All other insurance products not actively marketed include individual disability, group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. The majority of these products have been reinsured, with approximately 85 percent of reserves at December 31, 2025 ceded to other insurance companies.

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

In general, the maximum amount of life insurance risk retained by our U.S. insurance subsidiaries under group or individual life or group or individual accidental death and dismemberment policies during 2025 was $1.0 million per covered life per policy. The retention amount remains at $1.0 million for 2026. For Unum Limited life insurance risk, during 2025, we had reinsurance agreements which provided 15 percent quota share coverage for group lump sum benefits up to £500 thousand per covered life as well as 80 percent coverage per covered life for group lump sum benefits above £500 thousand up to £2.0 million. For Unum Limited, during 2026, we have reinsurance agreements which provide 10 percent quota share coverage for group lump sum benefits up to £500 thousand per covered life as well as 80 percent coverage per covered life for group lump sum benefits above £500 thousand up to £2.0 million. For Unum Limited, in 2025 and 2026, we have reinsured 100 percent of benefits in excess of £2.0 million for both group dependents and lump sum benefits.

We have global catastrophic reinsurance coverage which covers all Unum Group insurance companies and includes four layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regard to a catastrophic event. Each layer provides coverage for catastrophic events, including most acts of war and any type of terrorism, up to $4.0 million of coverage per person for each U.S. and Poland covered line of business, and up to £2.0 million of coverage for each U.K. covered line of business. We have the following coverage for 2026, after a $150 million deductible:

Layer	Coverage Layer (in millions)	Percent Coverage	Coverage (in millions)
First	$100.0	50.0%	$50.0
Second	100.0	55.0	55.0
Third	150.0	55.0	82.5
Fourth	300.0	55.0	165.0
Total Catastrophic Coverage			$352.5

In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, intercompany reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. Unum Limited has the following additional coverage for 2026, after a £75.6 million deductible:

Layer	Coverage Layer (in millions)	Percent Coverage	Coverage (in millions)
First	£37.8	25.0%	£9.4
Second	75.6	50.0	37.8
Total Catastrophic Coverage			£47.2

Unum Poland had additional global catastrophic reinsurance coverage of up to zł 100.0 million per event, or up to zł 200.0 million for the year, with a maximum retention limit of zł 2.0 million in 2025 and with a maximum retention limit of zł 2.5 million in 2026. Insurable events included passive war, as well as nuclear, chemical, biological and other forms of terrorism.

Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

Unum America cedes certain long-term care business to Fairwind Insurance Company (Fairwind), which is an affiliated captive reinsurance subsidiary (captive reinsurer) domiciled in the United States, with Unum Group as the ultimate parent. This captive reinsurer was established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by Unum America in order to effectively manage risks in connection with this business as well as to enhance our capital efficiency. On a consolidated reporting basis for Unum Group, financial statement impacts of our reinsurance arrangements with affiliates are eliminated in accordance with U.S. generally accepted accounting principles (GAAP).

In February 2025, Unum America entered into a master transaction agreement with Fortitude Re, resulting in the execution of a coinsurance agreement (reinsurance agreement) in July 2025. This reinsurance agreement reinsures a portion of our Closed Block long-term care business and a portion of our Unum US individual disability business, on a coinsurance basis to Fortitude Re. The reinsurance agreement represented approximately 21 percent of total Closed Block long-term care future policy benefits and approximately 15 percent of Unum US individual disability future policy benefits as of December 31, 2024. Fortitude Re established and will maintain a collateralized trust account for the benefit of Unum America to secure its obligations under the reinsurance agreement.

Also in July 2025, prior to entering into this agreement with Fortitude Re, Unum America recaptured the aforementioned Closed Block long-term care business from Fairwind and assumed the aforementioned Unum US individual disability business from Provident, an affiliate.

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

In 2024, we ceded 20 percent of the risk for certain blocks of recently issued Unum US individual disability policies, as well as some related claims development risk on a non-proportional modified coinsurance basis with a provision for experience refunds. This agreement terminated effective January 1, 2025. In 2025, we ceded 30 percent of the risk for most of our recently issued Unum US individual disability policies. This agreement is on a coinsurance with funds withheld basis with a provision for experience refunds. This agreement allows us to more effectively manage capital in conformity with statutory accounting principles but does not meet insurance risk transfer in accordance with applicable GAAP and therefore will not be accounted for as reinsurance in our consolidated GAAP financial statements.

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

Investments

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses and to manage interest rate risk. We seek to earn investment income while assuming risk in a prudent and selective manner, subject to the constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns which inform the assumptions embedded in the pricing of our insurance products. Assets are invested predominantly in fixed maturity securities.

We may redistribute investments among our different lines of business or sell selected securities and reinvest the proceeds, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies on long-term measures, the relationship between the portfolio yields supporting our various product lines and the aggregate discount rate assumptions embedded in the reserves. We also utilize quantitative strategic asset analysis to construct our investment strategy, utilizing projected asset class risk and returns to inform an appropriate liability-driven investment approach. Additionally, we use this analysis in determining hedging strategies and utilizing derivative financial instruments to manage interest rate risk and the risk related to matching duration for our assets and liabilities. We do not use derivative financial instruments for speculative purposes.

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

Competition

There is significant competition among insurance companies for the types of products we sell. We are operating in a dynamic competitive environment of both traditional and non-traditional competitors, with changes in product offerings, enrollment services, and technology solutions. We believe that the principal competitive factors affecting our business are quality of the customer experience regarding service and claims management, integrated product choices, enrollment capabilities, connections to third-party platforms, deep integration with human capital management systems, price, financial strength ratings, and a solution to allow customers to comply with the changing laws and regulations related to family medical leave benefits.

Our principal competitors for our products include the largest employee benefit insurance companies as well as regional companies offering specialty products. Some of these companies have more competitive pricing. Some may also have greater financial resources with which to compete.

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

All states where our traditional U.S. insurance subsidiaries are domiciled require insurers to conduct, at least annually, an own risk and solvency assessment (ORSA), which is a group-level perspective on the risks of current and future business plans and the sufficiency of capital to support those risks. We file an ORSA summary report annually with the applicable U.S. insurance regulators.

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

The International Association of Insurance Supervisors' (IAIS) has developed the International Capital Standard (ICS) for Internationally Active Insurance Groups (IAIGs). An IAIS assessment determined that the NAIC-developed Aggregation Method (AM) provides outcomes comparable to the ICS. This determination allows IAIGs based in the U.S. to implement the ICS via the AM, and these reforms are a factor influencing the substance and timing of the NAIC's activities around capital. While we are not currently subject to the ICS, we expect to be so in the future.

The PRA has statutory requirements, including capital adequacy and liquidity requirements and minimum solvency margins, to which Unum Limited must adhere as part of the provisions of U.K. Solvency II, the system of prudential regulation applying in the U.K., which prescribes capital requirements and risk management standards.  Our U.K. holding company is subject to the U.K. Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum UK Solvency II Group), which includes Unum Limited, are subject to group and individual supervision under U.K. Solvency II.  The Unum UK Solvency II Group has permission from the PRA to use certain adjustments as well as a transitional measure which applies until January 2032. The Unum UK Solvency II Group also has permission to use its own internal model for calculating regulatory capital. The Unum UK Solvency II Group submits an ORSA annually to report on the risks of current and future business plans and the sufficiency of capital to support those risks.

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

Information Security and Privacy Regulation

A growing number of federal, state, and foreign laws and regulations require companies, including insurance companies, to adopt measures designed to protect the security and privacy of personal information collected during the course of operations. These laws and regulations vary across jurisdictions and additional laws and regulations are expected to be enacted.

Specifically, state insurance laws govern the collection, use and disclosure of personal information in the context of providing insurance products and services. These laws require insurers to provide notice to policyholders regarding the insurer’s privacy practices, place restrictions on how the insurer can use and disclose personal information, require the insurer to enact certain cybersecurity measures to protect policyholder data, and obligate insurers to notify policyholders and regulators in certain cases when personal data is compromised. Certain of our insurance products also are subject to the Health Insurance Portability and Accountability Act, which is enforced by the U.S. Department of Health and Human Services and regulates the disclosure and use of protected health information.

Cybersecurity is an area of significant, and increasing, focus of insurance regulators. For example, the NAIC's Insurance Data Security Model Law (the Cybersecurity Model Law), enacted in over twenty five states, requires insurers to implement cybersecurity measures and develop cyber incident response plans. The New York State Department of Financial Services' cybersecurity regulation contains provisions similar to the Cybersecurity Model Law, in addition to more prescriptive cybersecurity obligations.

States are also adopting laws and regulations that govern the collection, processing, storage, and destruction of personal information outside the context of providing insurance products. Several states have enacted comprehensive consumer privacy laws, and other states are considering passing similar laws, which typically allow consumers the right to access, correct, delete, and opt-out of certain uses of their data. Currently, portions of our business are exempt from the requirements of these laws, but we cannot be certain that will continue to be the case as additional laws are adopted, and existing laws are amended. We also cannot predict the impact of any such legislation.

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

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. It imposed a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period. Our Company is an applicable corporation and we recorded a CAMT liability as of December 31, 2025. There was no CAMT liability as of December 31, 2024. We do not expect that any CAMT incurred would impact earnings since it would be offset with a minimum tax credit toward regular income tax in subsequent years. We continue to monitor the ongoing guidance issued by the United States Treasury. The IRA also imposed a one percent excise tax on the fair market value of corporate stock repurchases effective January 1, 2023.

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

The Organization for Economic Co-operation and Development has established model rules to ensure a minimum level of tax of 15 percent (Pillar Two) for multinational companies. Several jurisdictions, including the U.K., Poland, and Ireland, adopted Pillar Two for tax years beginning in 2024. Legislation enacted thus far as a result of Pillar Two has not and, is not expected to, materially impact the Company.

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

Regulatory focus on the risks, opportunities, and impacts posed by climate change is increasing, with some regulators now requiring that the Company integrate consideration of these items into our disclosure, governance and risk management frameworks, which may subject us to increased costs. Other regulators have sought to limit the types of factors that can be incorporated into investment decisions. With respect to disclosure requirements, California adopted climate-related reporting requirements in 2023 which may apply to the Company. Additionally, the EU Corporate Sustainability Reporting Directive (CSRD) requires in-scope companies to report on financial risks due to sustainability-related issues as well as companies’ impacts on society and the environment. Unum Poland is currently in scope for the first phase of CSRD through Polish law though is likely to become out of scope due to the recent approval of the Omnibus I package by the European Parliament and Council. In March 2024, the SEC finalized rules on material climate-related disclosures, though these rules are subject to an SEC-issued stay. We expect regulatory activity in this area, including the potential for conflicting regulations, to continue.

U.S. and international insurance regulators continue to focus on insurers’ use of artificial intelligence (AI), automated decision-making technologies, and external consumer data. For example, over twenty states have adopted the NAIC’s Model Bulletin regarding the Use of Artificial Intelligence Systems by Insurers, other states have issued their own regulations governing insurance company use of AI, and the European Union's Artificial Intelligence Act has come into effect. Additionally, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee has a Third-Party Data and Models (H) Working Group that is responsible for developing and proposing a framework for the regulatory oversight of third-party data and predictive models. These laws and regulations generally focus on companies developing a risk management framework for privacy and data protection and protection against unfair discrimination. We expect further regulatory activity in this area, including potential regulations governing individual rights with respect to the usage of AI. These laws and regulations may require changes in our operations that could result in increased compliance costs or unrealized benefits from our adoption of AI technologies.

We continuously monitor federal, state, and foreign legislative and regulatory developments to understand their potential impact on our profitability, capital, and resources.

For further discussion of regulation, refer to "Risk Factors" contained herein in Item 1A.

Geographic Areas

Adjusted operating revenue, which excludes net investment gains and losses and the amortization of the deferred gain on reinsurance, for our Unum International segment was approximately 9 percent of our consolidated adjusted operating revenue in 2025 and approximately 8 percent in both 2024 and 2023. As of December 31, 2025, total assets equaled approximately 6 percent of consolidated assets and total liabilities equaled approximately 5 percent of consolidated liabilities for our Unum International segment. Fluctuations in the U.S. dollar relative to the local currencies of our Unum International segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further discussion of fluctuations in foreign currency exchange rates. See "Reportable Segments" contained herein in this Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Note 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum International's operating results.

Human Capital Resources

Human Capital

The Company is built on the promise of helping the working world thrive throughout life’s moments, an inspiring purpose that requires harnessing the creativity and energy of our employees. As of December 31, 2025, we employed 10,910 employees, of which approximately 10,684 are full-time employees. Approximately 84 percent of our employees are in the United States, and the remaining 16 percent are international.

We continue to have a hybrid office schedule for our employees, increasing the specified number of in-office days per week during 2025. This approach supports our focus on customers and commitment to building a workplace where everyone feels welcome. Our international locations each continue to follow their established strategies based on their local environment.

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

Inclusive Workplace

Our purpose of helping the working world thrive throughout life's moments starts with our workforce. The unique skills, perspectives, experiences, and backgrounds of our employees empower us to better serve our customers, communities, and one another.  Unum is committed to a culture of inclusivity and belonging for all our employees across our enterprise. We strive to be a welcoming community where everyone feels valued and supported. Our programming and vibrant employee networks that are open to the entire workforce remain focused on helping us live up to the Company's purpose and values.

Our ongoing success is dependent on our capacity to attract, nurture, and retain top-tier talent. Our programming, training and hiring practices help us reach candidates with a wide array of personal and professional experiences and talents. Among our 10,910 employees, 65 percent identify as female, and 20 percent, excluding Poland and Ireland, identify as members of an ethnic or racially diverse group.

Learning and Development

We are committed to supporting the growth and development of our workforce, ensuring employees are engaged and skilled to support not only Unum’s growth but also their own.

Employees have access to a portfolio of career development offerings to support their growth. We offer robust operational training programs, targeted skill development programs, career development resources, tools and workshops, and on-demand skill building resources. We also offer dedicated learning time, tuition reimbursement benefits, in role leadership development programs, and multi-year rotational programs.

Employee Engagement

To ensure our employees are engaged and are effectively delivering on our mission and meeting our customers’ needs, we regularly conduct confidential employee surveys to obtain feedback and gain insights from our employees. These surveys are thoughtfully considered and actioned by leadership. We are committed to our employees’ growth and development and embrace the diversity of ideas for continuous improvement.

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

Name	Age	Position
Richard P. McKenney	57	President and Chief Executive Officer and a Director
Steven A. Zabel	57	Executive Vice President, Chief Financial Officer
Elizabeth C. Ahmed	51	Executive Vice President, People and Communications
Shelia D. Anderson	61	Executive Vice President, Chief Information and Digital Officer
Timothy G. Arnold	63	Executive Vice President, Voluntary Benefits and President, Colonial Life
Lisa G. Iglesias	60	Executive Vice President, General Counsel
Christopher W. Pyne	56	Executive Vice President, Group Benefits
Mark P. Till	58	Executive Vice President and CEO, Unum International

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

Ms. Anderson was named Executive Vice President, Chief Information and Digital Officer upon joining the Company in April 2025. She served as Executive Vice President and Chief Information Officer of Aflac Incorporated, a multinational insurance holding company, from July 2022 to April 2025, and served as Executive Vice President and Chief Information Officer, Corporate Functions of Liberty Mutual Group, a global property and casualty insurer, from October 2017 to July 2022.

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

Insurance Risk Factors

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

Within the group disability market, pricing and renewal actions can be taken in response to higher claim rates and higher administrative expenses. However, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The pricing actions available in the individual disability market differ among product classes. Our noncancelable individual disability policies, in which the policy is guaranteed to be renewable through the life of the policy at a fixed premium, do not permit us to adjust premiums on our in-force business. Guaranteed renewable contracts that are not noncancelable can be repriced to reflect adverse experience, but rate changes cannot be implemented as quickly as in the group disability market.

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

Voluntary Benefits Products

Voluntary benefits products sold in the workplace may be affected by the characteristics of the employees insured, the level of employee participation and the amount of insurance the employees elect, our risk selection process, and our ability to retain employer groups with favorable risk characteristics.  A portion of our voluntary life insurance products include interest sensitive forms of insurance which contain a guaranteed minimum interest crediting rate. It is possible that our investment returns could be lower than the guaranteed crediting rate.  While a significant portion of our accident and health contracts are optionally renewable, some are guaranteed renewable and can be repriced to reflect adverse experience, but rate changes cannot be implemented as quickly as for group disability and group life products.

Long-term Care Insurance

Long-term care insurance, which we discontinued offering in 2012, but is guaranteed renewable, can be influenced by a number of demographic, medical, economic, governmental, competitive, and other factors, as well as the relative lack of historical data, all of which can affect pricing activities and the establishment of our liability for future policy benefits. Long-term care insurance can be repriced to reflect adverse experience, but the repricing is subject to regulatory approval by our states of domicile and may also be subject to approval by jurisdictions in which our policyholders reside. The rate approval process can affect the length of time in which the repricing can be implemented, if at all, and the rate increases ultimately approved may be unfavorable relative to assumptions initially used to establish our liability for future policy benefits, which could result in unfavorable impacts to our financial position and results of operations. We monitor our own experience and industry studies concerning morbidity, mortality, and policyholder terminations to understand emerging trends.  Changes in actual experience relative to our expectations may adversely affect our profitability and the liability for future policy benefits.  To the extent mortality improves for the general population, and life expectancies increase, the period for which a claimant receives long-term care benefits may lengthen and the associated impact of advanced aging of policyholders may cause an increase in claim incidence. Medical advances may continue to have an impact on claim incidence and duration, both favorable and unfavorable. Due to the long duration of the product, the timing and/or amount of our investment cash flows are difficult to match to those of our maturing liabilities.

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

Goodwill is not amortized, but on an annual basis, or more frequently if necessary, we review the carrying amount of goodwill for indications of impairment, considering in that review the financial performance and other relevant factors. In accordance with accounting guidance, we test for impairment at the reporting unit level. Certain events including, but not limited to, a significant adverse change in legal factors or the business environment, an adverse action by a regulator or rating agency, or unanticipated competition may cause us to review goodwill for impairment more frequently than annually.

Long-lived assets, including assets such as real estate, right-of-use assets, and internal-use software, also may require impairment testing to determine whether changes in circumstances indicate that we may be unable to recover the carrying amount.

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

Market and Credit Risk Factors

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

Unfavorable economic or market conditions may result in lower sales, lower premium growth and persistency, higher claim incidence, unfavorable mortality, longer claims duration, and higher expenses which may adversely affect our results of operations or financial condition.

We are affected by conditions in the capital markets and the general economy, primarily in the United States, the United Kingdom, Poland, and to a lesser extent, the broader global financial markets. Negative developments in the capital markets and/or the general economy could adversely affect our business, including our investment portfolio, financial condition and results of operations.

Factors such as unemployment levels, consumer confidence levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, inflation, pandemics, and the threat of terrorism all affect the business and economic environment and, ultimately, the amount and profitability of our businesses. In particular, high levels of inflation could result in higher expenses and negatively affect the discretionary spending of our customers, which could result in lower sales. More generally, given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income, reduced consumer spending, and lower corporate earnings and investment, product sales and persistency may be adversely affected. Our premium growth may also be negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. In addition, during such periods we may experience higher claim incidence, longer claims duration, and/or an increase in policy lapses, any of which could have a material adverse effect on our results of operations or financial condition.

In addition to interest rate risk, we are exposed to other risks related to our investment portfolio which may adversely affect our results of operations, financial condition, or liquidity.

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

Reinsurers may be unwilling or unable to meet their obligations under our reinsurance contracts, or reinsurance may not be available or affordable, which may adversely affect our results of operations or financial condition.

As part of our overall risk management and capital management strategies, we purchase reinsurance for certain risks underwritten by our various businesses. We also utilize reinsurance to exit certain lines of business. Market conditions beyond our control determine the availability and cost of reinsurance. Any decrease in the amount of reinsurance will increase our risk of loss and may impact the level of capital requirements for our insurance subsidiaries, and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, impact our financial condition and reduce our results of operations. Accordingly, we may be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms, which may adversely affect our ability to write future business, result in the assumption of more risk with respect to the policies we issue, and increase our capital requirements. The collectability of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. We cannot provide assurance that our reinsurers will pay the reinsurance recoverables owed to us or that they will pay these recoverables on a timely basis. The insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract may have an adverse effect on our results of operations or financial condition.

Currency translation could materially impact our reported operating results.

The functional currency of our U.K. and Polish operations is the British pound sterling and the Polish zloty, respectively. Fluctuations in exchange rates impact our reported financial results, which may be unfavorably affected when the functional currency weakens. However, except for a limited number of transactions, we do not actually convert our functional currency into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K or Poland.

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

Public Health Risk Factors

Pandemics and other public health issues can negatively impact certain aspects of our business and, depending on severity and duration, could have a material adverse effect on our financial position, results of operations, liquidity and capital resources, and overall business operations.

Our business is exposed to risks from major public health issues, such as pandemics or disease outbreaks. In the event of a pandemic, disease outbreak, or other public health issue, our revenues, benefits, or expenses may be negatively impacted, which also may have an adverse effect on our profitability or growth plans. Such an event may also disrupt customer behavior and lead to a reduction in sales and decreased premium collection. Further, such an event may result in the impairment of certain assets, including premiums receivable, goodwill, VOBA and other intangibles, property and equipment, right-of-use assets, and deferred tax assets.

Public health issues, such as pandemics or disease outbreaks, may also impair borrowers’ ability to meet obligations on debt securities or mortgage loans we hold, which may also result in lower net investment income and increased credit losses. Commercial real estate valuations may also decline, affecting expected loss estimates. Market volatility or dislocations may also hinder our ability to respond prudently and may impact financial reporting assumptions.

We maintain access to liquidity through a credit facility, arrangements with the Federal Home Loan Bank (FHLB), and the ability to liquidate certain investments. These sources may be limited or inaccessible during market stress or covenant noncompliance.

From an operational perspective, our employees, sales associates, brokers, and distribution partners, as well as the workforces of our vendors, service providers, and counterparties, may be adversely affected by a pandemic or other public health issue, including government-mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures. These measures could result in an adverse impact on our ability to conduct our business, including our ability to sell our policies and our ability to adjudicate and pay claims in a timely manner. Additionally, a remote or hybrid work environment may expose us to various additional risks such as elevated cybersecurity vulnerability resulting from the wide-scale remote usage of our company networks and related risks to the effectiveness of our internal controls over financial reporting.

There is no guarantee that processes we have developed in order to adapt to previous public health issues or pandemics would succeed in allowing us to adapt to any future pandemic or other public health issue, which may have materially different characteristics than previous pandemics or public health issues.

To the extent pandemics or other public health issues adversely affect our business, financial position, results of operations, liquidity and capital resources, and overall business operations, it may also have the effect of heightening many of the other risks disclosed herein in this Item 1A "Risk Factors".

Operational Risk Factors

A cyber attack or other security breach could disrupt our operations, result in compromised data, the unauthorized disclosure or loss of confidential data, damage our reputation or relationships, and expose us to significant financial and legal liability, which may adversely affect our business, results of operations, or financial condition.

We store confidential information about our business and our policyholders, employees, agents, and others on our information technology systems, including proprietary and personally identifiable information. As part of our normal business operations, we use this information and engage third-party providers, including outsourcing, cloud computing, and other business partners, that store, access, process, and transmit such information on our behalf. We also process payments to claimants under our insurance policies, including by physical and electronic means, which could subject us or our customers to attacks from threat actors, including attempted theft of credentials from our customers or other social engineering attacks directed at our customers. We devote significant resources and employ security measures to help protect our information technology systems and confidential information, and we have programs in place to detect, contain, and respond to information security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party providers may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise our information security. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, or other cyber attacks, computer viruses, malicious codes, and similar means of unauthorized and destructive tampering, as well as through human error or failure by our employees to follow corporate policy. Specifically, we have seen an increase in the number and sophistication of social engineering attacks that seek access to our systems through emails sent to our employees. We have taken action to provide additional training to increase awareness of the potential for these attacks among our workforce.

We and our third-party providers have experienced and likely will continue to experience information security incidents. Although known incidents have not had a material effect on our business or financial condition, there is no assurance that our security systems and measures will be able to prevent, mitigate, or remediate future incidents that could have such an effect. A successful penetration or circumvention of the security of our information technology systems, or those of third parties with whom we do business, including a ransomware attack that locks or freezes systems until the payment of a ransom, could cause serious negative consequences for us, including significant disruption of our operations, unauthorized disclosure or loss of confidential information, harm to our brand or reputation, loss of customers and revenues, violations of privacy and other laws, and exposure to litigation, monetary damages, regulatory enforcement proceedings, fines, and potentially criminal proceedings and penalties. If we are unaware of the incident for some time after it occurs, our exposure could increase. In addition, the costs to address or remediate systems disruptions or security threats or vulnerabilities, whether before or after an incident, could be significant. As we continue to build our digital capabilities and focus on enhancing the customer experience, the amount of information that we retain and share with third parties, as well as our reliance on them, is likely to grow, increasing the cost to prevent data security breaches and the cost and potential consequences of such breaches. An information technology systems failure could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Further, successful cyber attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer and investor confidence in financial institutions that could negatively affect us.

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

The talent and contributions of our employees are essential to achieving our business objectives. While certain specialized roles may experience tighter labor-market conditions, the overall environment has moderated, and we continue to maintain a strong ability to attract, hire, and retain qualified talent. Although challenges in filling key roles may occur from time to time, we view these as manageable operational considerations. Through proactive workforce planning and investment in employee development, we work to minimize potential impacts on execution and ensure continuity in the capabilities needed to support our strategy. However, any prolonged stress on our ability to retain or recruit employees may result in increased labor costs or could affect our ability to conduct and manage our business.

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

General Risk Factors

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

We use an affiliated captive reinsurer for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by one of our insurance subsidiaries in order to effectively manage risks in connection with certain blocks of our business as well as to enhance our capital efficiency. If we were required to discontinue use of the captive reinsurer or to alter the structure of the captive reinsurance arrangement, our ability to maintain current RBC ratios and/or our capital deployment activities could be impacted.

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

We maintain our credit facility, and our arrangements with the FHLB as potential sources of liquidity. Our right to borrow funds under the credit facility is subject to financial covenants, negative covenants, and events of default. Our ability to borrow under the credit facility is also subject to the ability of the lenders to provide funds. Our failure to comply with the covenants in the credit facility or the failure of lenders to fund their lending commitments would restrict our ability to access the facility when needed, with a resulting adverse effect on our results of operations, financial condition, or liquidity. While our funding agreements with the FHLB are currently used for the purpose of investing in either short-term investments, matched fixed maturity securities, or matched commercial mortgage loans, we maintain the option to utilize these agreements for liquidity purposes.

Events that damage our reputation may adversely affect our business, results of operations, or financial condition.

There are many events which may harm our reputation, including, but not limited to, those discussed in this Item 1A regarding regulatory investigations, legal proceedings, social issues, third-party vendors, external events, and cyber or other information security incidents.

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

We are, and in the future may be, defendants in a number of litigation matters, and the outcome of this litigation is uncertain.  Some of these proceedings may be brought on behalf of various alleged classes of complainants. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. An estimated loss is accrued when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An adverse outcome in one or more of these actions may, depending on the nature, scope, and amount of the ruling, materially and adversely affect our results of operations or financial condition, encourage other litigation, and limit our ability to write new business, particularly if the adverse outcomes negatively impact certain of our ratings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

We take our responsibility for the privacy and security of the information our customers share with us seriously. Through our cybersecurity program, we continuously watch for threats to our systems and make real-time adjustments to our defenses to protect customer data and minimize service disruptions.

We identify and assess cybersecurity risks on an ongoing basis by maintaining a cybersecurity program that involves a defense-in-depth approach with multiple layers of security controls to protect our environment. We have invested in and deployed a security operating model involving people, processes, and technology that is designed to protect against potential and known cybersecurity risks and threats. Our cybersecurity program involves collaboration with partners, including financial industry groups, to understand and incorporate best practices and engage in cybersecurity threat intelligence sharing. Our security operations team includes cyber threat intelligence, threat hunting, and cybersecurity engineers and analysts, who are working directly with third parties to monitor the threat landscape. Alerts from monitoring are analyzed by our security teams for preemptive engagement to avoid or minimize the impact of potential cyber threats. We rely on third-party cybersecurity software tools and services to enhance cybersecurity functions such as incident logging, network monitoring, detecting and blocking malicious attacks, as well as to govern identity and access management, and for security operations and data loss prevention.

We utilize an internal global incident management team, comprised of executive and senior management-level personnel, that is responsible for oversight of our business resiliency and cybersecurity incident response programs. Our cybersecurity incident response team works closely with the business continuity, disaster recovery, and crisis management functions to plan, prepare, and practice response to simulated cybersecurity incident scenarios for response readiness. In the event of a cybersecurity incident, our incident response team would assess whether to engage the support of law enforcement or other third parties. In addition to our cybersecurity incident response team, we have retainers with leading incident response organizations to augment response activities, if needed. We also conduct one or more annual cybersecurity incident response tabletop exercises with senior management and third-party experts to test our incident response plan and enhance our readiness for a potential cybersecurity incident. Additionally, we carry cybersecurity insurance to help reduce financial risk posed by cybersecurity incidents.

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

Cybersecurity risks associated with third-party service providers are managed in accordance with our Third-Party Risk Management (TPRM) program. Components of this program include cybersecurity due diligence and review of contractual terms with third parties that access our network or sensitive information. The TPRM program works to conduct appropriate review of all new third parties and performs ongoing monitoring of our existing relationships based on the risk presented by the third-party.

As part of our cybersecurity program, we perform an annual cybersecurity risk assessment to evaluate our cybersecurity program and related controls. The cybersecurity risk assessment is informed by the guidelines published by the National Institute of Standards and Technology, which are aimed at identifying and determining the potential impact of threats and vulnerabilities and assessing the controls in place to mitigate those threats and vulnerabilities. Risks from cybersecurity threats have not materially affected, and are not reasonably likely to materially affect, our business strategy, operations, or financial condition.

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

Our cybersecurity program is overseen by the Information Security Committee (ISC), a cross-functional management committee whose membership include the CISO, Chief Risk Officer (CRO), Chief Technology Officer, Chief Compliance Officer, and others. Members of the ISC possess substantial experience in risk management, finance, and information security. The ISC is responsible for ensuring that the cybersecurity strategy and program align with our overall risk strategy. Our TPRM program is governed by the TPRM Steering Committee, a cross-functional leadership team with representation from sourcing, compliance, legal, information security, and enterprise risk. The committee provides guidance and oversight for the TPRM policy and program framework to manage risks associated with third-party vendors. The TPRM Steering Committee also ensures that the TPRM program and strategy remain aligned with our broader business objectives.

Both the TPRM Steering Committee and the ISC escalate relevant risks to our Executive Risk Management Committee (ERMC), which is comprised of senior leaders from our corporate functions and business segments. The ERMC oversees our enterprise-wide risk management framework and ensures strategic alignment across the organization. The ERMC is chaired by the CRO, who maintains a direct line of communication with the Risk and Finance Committee (RFC) of our board of directors.

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

ITEM 2. PROPERTIES

As of December 31, 2025, we owned office space comprised of five campuses located in Chattanooga, Tennessee; Portland, Maine; Columbia, South Carolina; Baton Rouge, Louisiana; and Dorking in the United Kingdom. In addition, as of December 31, 2025, we leased office space in various locations throughout the United States, the United Kingdom, Ireland, and Poland. Substantially all of the properties owned or leased are used by one or more of our reportable segments, depending on the location. We believe our properties and facilities are suitable and adequate for current operations.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is UNM. Quarterly dividends declared and paid per share of common stock are as follows:

2025
4th Quarter	$0.460
3rd Quarter	0.460
2nd Quarter	0.420
1st Quarter	0.420

2024
4th Quarter	$0.420
3rd Quarter	0.420
2nd Quarter	0.365
1st Quarter	0.365

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

As of February 13, 2026, there were 6,638 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2025.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
October 1 - October 31, 2025	1,642,555	$76.10	1,642,555	$325,013,770
November 1 - November 30, 2025	706,619	76.27	706,619	271,121,837
December 1 - December 31, 2025	954,705	74.48	954,705	—
Total	3,303,879		3,303,879

(1) Excludes the cost of commissions and excise taxes.

(2) In February 2025, our board of directors authorized the repurchase of up to $1,000.0 million of Unum Group's outstanding common stock beginning on April 1, 2025. In December 2025, our board of directors authorized the repurchase of up to $1,000.0 million of Unum Group's outstanding common stock beginning January 1, 2026. Concurrent with the announcement of the December 2025 repurchase program, we also announced the termination of the February 2025 program as of December 31, 2025, and any unused amounts under that program expired as of that date.

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

Executive Summary

2025 Operating Performance and Capital Management

For 2025, we reported net income of $738.5 million, or $4.27 per diluted common share, compared to net income of $1,779.1 million, or $9.46 per diluted common share, in 2024.

Included in our results for 2025 are:

•A net investment loss of $106.6 million before tax and $83.5 million after tax, or $0.49 per diluted common share;
•Amortization of the cost of reinsurance of $116.7 million before tax and $92.2 million after tax, or $0.53 per diluted common share;
•Amortization of the deferred gain on reinsurance of $9.0 million before tax and $7.1 after tax, or $0.04 per diluted common share;
•Non-contemporaneous reinsurance of $29.6 million before tax and $23.3 million after tax, or $0.14 per diluted common share;
•A net reserve increase related to assumption updates of $478.5 million before tax and $377.8 million after tax, or $2.18 per diluted common share;
•A settlement loss on the U.S. pension plan annuity purchase of $103.8 million before tax and $82.0 million after tax, or $0.47 per diluted common share; and
•An accelerated charitable contribution of $20.0 million before tax and $15.8 million after tax, or $0.09 per diluted common share.

Included in our results for 2024 are:

•A net investment loss of $34.6 million before tax and $27.0 million after tax, or $0.14 per diluted common share;
•Amortization of the cost of reinsurance of $41.4 million before tax and $32.7 million after tax, or $0.17 per diluted common share;
•Non-contemporaneous reinsurance of $25.1 million before tax and $19.9 million after tax, or $0.11 per diluted common share;
•A net reserve decrease related to assumption updates of $357.4 million before tax and $282.6 million after tax, or $1.50 per diluted common share; and
•A loss resulting from a legal settlement of $15.3 million before tax and $12.1 million after tax, or $0.06 per diluted common share.

Excluding these items, after-tax adjusted operating income for 2025 was $1,406.0 million, or $8.13 per diluted common share compared to $1,588.2 million, or $8.44 per diluted common share for 2024. See "Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction", "Settlement Loss on the U.S. Pension Plan Annuity Purchase", "Accelerated Charitable Contribution", "Loss on Legal Settlement" and "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 7 and Notes 3, 11, 14 and 15 contained herein Item 8 for a reconciliation of these items.

Our Unum US segment reported income before income tax and net investment gains and losses of $1,427.6 million in 2025 compared to $1,582.8 million in 2024, which include the reserve assumption updates that occurred during the third quarters of 2025 and 2024. Also included in our Unum US segment results for 2025, are the amortization of the deferred gain on reinsurance and the impact of non-contemporaneous reinsurance both of which resulted from the Closed Block long-term care and Unum US individual disability reinsurance transaction (Fortitude Re reinsurance transaction). Excluding these items, our Unum US segment reported lower adjusted operating income of $1,271.9 million in 2025 compared to $1,439.2 million in 2024, primarily due to less favorable benefits experience, partially offset by higher premiums. The benefit ratio, excluding the reserve assumption updates and the impact of non-contemporaneous reinsurance, for our Unum US segment for 2025 was 60.2 percent, compared to 58.2 percent in 2024. Unum US sales decreased 0.6 percent in 2025 compared to 2024. See "Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction" contained herein for further discussion of the Fortitude Re reinsurance transaction.

Our Unum International segment reported income before income tax and net investment gains and losses of $157.7 million in 2025 compared to $150.3 million in 2024, which include the reserve assumption updates during the third quarters of 2025 and 2024. Excluding these items, our Unum International segment reported adjusted operating income of $152.3 million in 2025 compared to $157.8 million in 2024. As measured in local currency, our Unum UK line of business reported lower adjusted operating income, which excludes the reserve assumption updates, of £107.5 million in 2025 compared to £117.8 million in 2024, primarily due to unfavorable benefits experience in the group long-term disability product line, partially offset by higher premium income and higher net investment income. The benefit ratio for our Unum UK line of business, excluding the reserve assumption updates, was 73.5 percent in 2025 compared to 69.8 percent in 2024. Unum International sales, as measured in U.S. dollars, increased 5.5 percent in 2025 compared to 2024. Unum UK sales, as measured in local currency, decreased 3.1 percent in 2025 compared to 2024.

Our Colonial Life segment reported income before income tax and net investment gains and losses of $472.5 million in 2025 compared to $512.7 million in 2024, which include the reserve assumption updates during the third quarters of 2025 and 2024. Excluding these items, our Colonial Life segment reported adjusted operating income of $463.6 million in 2025 compared to $466.7 million in 2024, primarily due to less favorable benefits experience as well as higher operating expenses, partially offset by higher premium income. The benefit ratio, excluding the reserve assumption updates, for Colonial Life was 48.1 percent in 2025 compared to 47.7 percent in 2024. Colonial Life sales increased 5.3 percent in 2025 compared to 2024.

Our Closed Block segment reported a loss before income tax and net investment gains and losses of $722.3 million in 2025 compared to income before income tax and net investment gains and losses of $246.6 million in 2024, which includes the reserve assumption updates that occurred during the third quarters of 2025 and 2024, the amortization of the cost of reinsurance, and the impact of non-contemporaneous reinsurance. Excluding these items, our Closed Block segment reported lower adjusted operating income of $63.5 million in 2025 compared to $137.8 million in 2024, primarily due to lower net investment income driven by a decrease in the level of invested assets. The net premium ratio for long-term care increased to 97.5 percent at December 31, 2025 from 94.6 percent at December 31, 2024.

A rising interest rate environment could positively impact our yields on new investments, but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact our yields on new investments, but could also reduce unrealized losses in our current holdings. As of December 31, 2025, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell nor any securities for which it is more likely than not that we will be required to sell before recovery in amortized cost for which an impairment loss was not recorded. The net unrealized loss on our fixed maturity securities was $1.7 billion and $2.6 billion at December 31, 2025 and 2024, respectively, with the decrease due primarily to a decrease in U.S. Treasury rates. The earned book yield on our investment portfolio decreased to 4.35 percent for 2025 compared to a yield of 4.44 percent for 2024.

Additionally, a rising interest rate environment could result in reserve decreases while a declining interest rate environment could result in reserve increases, specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The change in discount rate assumptions on the liability for future policy benefits, net of reinsurance, due primarily to the decrease in U.S Treasury rates during 2025, resulted in an increase to the liability for future policy benefits, net of reinsurance, of approximately $0.3 billion.

We believe our capital and financial positions are strong. At December 31, 2025, the RBC ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 440 percent, which is in line with our expectations. We repurchased 13.6 million shares of Unum Group common stock under our share repurchase program, at a cost of $1,011.7 million, which includes commissions and excise tax. Our weighted average common shares outstanding, assuming dilution, equaled 172.9 million and 188.1 million for 2025 and 2024, respectively. As of December 31, 2025, Unum Group and our intermediate holding companies had available holding company liquidity of $2,344.1 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset backed securities.

Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction

In February 2025, Unum Life Insurance Company of America (Unum America) entered into a master transaction agreement with Fortitude Reinsurance Company Ltd. (Fortitude Re) which resulted in the execution of a coinsurance agreement (reinsurance agreement) during July 2025. This reinsurance agreement reinsures a portion of our Closed Block long-term care business and a portion of our Unum US individual disability business on a coinsurance basis to Fortitude Re effective January 2025. The reinsurance agreement represents approximately 21 percent of total Closed Block long-term care future policy benefits and approximately 15 percent of Unum US individual disability future policy benefits as of December 31, 2024.

Upon closing the transaction in July 2025, we transferred to Fortitude Re $953.5 million of cash as well as fixed maturity securities with a fair value totaling $3,230.1 million and accrued investment income of $47.1 million. After consideration of the final settlement, the final ceding commission related to this transaction was $442.3 million. Fortitude Re established and will maintain a collateralized trust account for the benefit of Unum America to secure its obligations under the reinsurance agreement.

As a result of this reinsurance agreement, we recognized the following:

•Net realized investment loss totaling $46.8 million during the year ended 2025.
•Reinsurance recoverable of $3,620.5 million comprised of ceded reserves of $3,315.2 million related to the Closed Block long-term care product line and $305.3 million related to the Unum US individual disability product line.
•Cost of reinsurance of $848.2 million related to the Closed Block long-term care product line and a deferred gain on reinsurance related to the Unum US individual disability product line of $145.9 million.
•Write-off of deferred acquisition costs related to the Unum US individual disability product line of $100.3 million which is included as a component of deferred gain on reinsurance.

In July 2025, immediately prior to entering into the reinsurance agreement with Fortitude Re, Unum America recaptured the aforementioned Closed Block long-term care business from Fairwind Insurance Company (Fairwind), an affiliated captive reinsurer, and assumed the aforementioned Unum US individual disability business from Provident Life and Accident Insurance Company (Provident), an affiliate.

See "Investments" and "Liquidity and Capital Resources" contained herein Item 7, and Notes 3 and 14 in the "Notes to the Consolidated Financial Statements" contained herein Item 8 for further information.

2025, 2024, and 2023 Reserve Assumption Updates

During the third quarters of 2025, 2024, and 2023, we completed our annual cash flow assumption review and updated certain of our assumptions used to develop the liability for future policy benefits. For more information see "Critical Accounting Estimates" included herein in this Item 7 as well as Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Settlement Loss on the U.S. Pension Plan Annuity Purchase

During the fourth quarter of 2025, we incurred a loss of $103.8 million before tax within our Corporate segment related to a purchase of an annuity contract which transferred a portion of our U.S. qualified defined benefit pension plan obligation to a third-party. The loss is recorded within other expenses in the consolidated statements of income. For more information see Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Accelerated Charitable Contribution

During the fourth quarter of 2025, we incurred an expense related to an accelerated charitable contribution of $20.0 million before tax within our Corporate segment. The expense is recorded within other expenses in the consolidated statements of income. For more information see Note 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Loss on Legal Settlement

During the third quarter of 2024, we incurred a loss of $15.3 million before tax within our Corporate segment for the settlement of an employment-related matter. $4.9 million of the loss is recorded within compensation expense and $10.4 million of the loss is recorded within other expenses in the consolidated statements of income. For more information see Note 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Bill Act (OBBBA) was signed into U.S. law. We do not expect the OBBBA to have a material impact on our financial position or results of operations.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act (IRA) was signed into law in the U.S. and includes certain corporate tax provisions effective January 1, 2023. The IRA imposed a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income (AFSI) on corporations that have average AFSI over $1.0 billion in any prior three-year period, starting with years 2020 to 2022. Our company is an applicable corporation and we have recorded a CAMT liability as of December 31, 2025. We do not expect CAMT to impact earnings since it is offset with a minimum tax credit toward regular income tax in subsequent years. The IRA also imposed a one percent excise tax on fair market value of corporate stock repurchases after December 31, 2022. This excise tax is recorded as part of the cost basis of treasury stock and is assessed on the fair market value of stock purchases, reduced by the fair value of any shares issued during the period.

Global Minimum Tax

The Organization for Economic Co-operation and Development (OECD) has established model rules to ensure a minimum level of tax of 15 percent (Pillar Two) for multinational companies. Several jurisdictions, including the United Kingdom, Ireland, and Poland have adopted Pillar Two beginning on or after December 31, 2023. We have not recorded material Pillar Two taxes as of December 31, 2025. We will continue to monitor legislative developments.

U.K. Tax Law Change

In June 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax rate increase from 19 percent to 25 percent, effective April 1, 2023.

Consolidated Company Outlook for 2026

We believe our strategy of providing financial protection products at the workplace puts us in a position of strength. We continue to fulfill our corporate purpose of helping the working world thrive throughout life’s moments by providing an excellent experience centered on service, expertise and empathy to people at their time of need. Our strategy remains centered on growing our core businesses, through investing and transforming our operations and technology to anticipate and respond to the changing needs of our customers, expanding into new adjacent markets through meaningful partnerships and effective deployment of our capital across our portfolio.

In 2025, earnings in our core businesses remained strong, although they declined compared to the prior year. We expect earnings growth in our core operations to resume in 2026. The products and services we provide deliver significant value to employers, employees and their families, and we believe this will help drive strong premium growth in 2026.

A rising interest rate environment could positively impact our yields on new investments, but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact our yields on new investments, but could also reduce unrealized losses in our current holdings. We may also continue to experience further volatility in miscellaneous investment income primarily related to changes in partnership net asset values as well as bond calls.

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

See "Executive Summary," "Investments," and "Critical Accounting Estimates" contained herein in Item 7 and Notes 3, 6, 11, 14, and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion regarding the items specified in the reconciliation below.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Year Ended December 31
	2025		2024		2023
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
Net Income	$738.5	$4.27	$1,779.1	$9.46	$1,283.8	$6.50
Excluding:
Net Investment Loss
Net Investment Loss Related to the Fortitude Re Reinsurance Transaction (net of tax benefit of $9.9; $—; $—)	(36.9)	(0.21)	—	—	—	—
Net Investment Loss, Other (net of tax benefit of $13.2; $7.6; $7.8)	(46.6)	(0.28)	(27.0)	(0.14)	(28.2)	(0.14)
Total Net Investment Loss	(83.5)	(0.49)	(27.0)	(0.14)	(28.2)	(0.14)
Amortization of the Cost of Reinsurance (net of tax benefit of $24.5; $8.7; $9.3)	(92.2)	(0.53)	(32.7)	(0.17)	(34.8)	(0.18)
Amortization of the Deferred Gain on Reinsurance (net of tax expense of $1.9; $—; $—)	7.1	0.04	—	—	—	—
Non-Contemporaneous Reinsurance (net of tax benefit of $6.3; $5.2; $7.3)	(23.3)	(0.14)	(19.9)	(0.11)	(27.5)	(0.14)
Reserve Assumption Updates (net of tax expense (benefit) of $(100.7); $74.8; $(37.9))	(377.8)	(2.18)	282.6	1.50	(139.3)	(0.70)
Settlement Loss on the U.S. Pension Plan Annuity Purchase (net of tax benefit of $21.8; $—; $—)	(82.0)	(0.47)	—	—	—	—
Accelerated Charitable Contribution (net tax benefit of $4.2; $—; $—)	(15.8)	(0.09)	—	—	—	—
Loss on Legal Settlement (net of tax benefit of $—; $3.2; $—)	—	—	(12.1)	(0.06)	—	—
After-tax Adjusted Operating Income	$1,406.0	$8.13	$1,588.2	$8.44	$1,513.6	$7.66

* Assuming Dilution

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, certain impacts from reinsurance transactions, reserve assumption updates, and certain other items specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Total Revenue	$13,075.5	$12,887.3	$12,385.9
Excluding:
Net Investment Loss	(106.6)	(34.6)	(36.0)
Amortization of the Deferred Gain on Reinsurance	9.0	—	—
Adjusted Operating Revenue	$13,173.1	$12,921.9	$12,421.9

Income Before Income Tax	$933.5	$2,251.3	$1,640.1
Excluding:
Net Investment Loss
Net Investment Loss Related to the Fortitude Re Reinsurance Transaction	(46.8)	—	—
Net Investment Loss, Other	(59.8)	(34.6)	(36.0)
Total Net Investment Loss	(106.6)	(34.6)	(36.0)
Amortization of the Cost of Reinsurance	(116.7)	(41.4)	(44.1)
Amortization of the Deferred Gain on Reinsurance	9.0	—	—
Non-Contemporaneous Reinsurance	(29.6)	(25.1)	(34.8)
Reserve Assumption Updates	(478.5)	357.4	(177.2)
Settlement Loss on the U.S. Pension Plan Annuity Purchase	(103.8)	—	—
Accelerated Charitable Contribution	(20.0)	—	—
Loss on Legal Settlement	—	(15.3)	—
Adjusted Operating Income	$1,779.7	$2,010.3	$1,932.2

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to the liability for future policy benefits, valuation of investments, income taxes, and contingent liabilities. For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Liability for Future Policy Benefits

Liabilities for future policy benefits represent the cost of claims that we estimate we will eventually pay to our policyholders and the related expenses for our non interest-sensitive products. Liability for future policy benefits includes policy liabilities for claims not yet incurred and for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Liability for future policy benefits equaled $38.0 billion and $36.8 billion at December 31, 2025 and 2024, or approximately 72.6 percent and 72.2 percent of our total liabilities, respectively. Liability for future policy benefits ceded to reinsurers was $10.3 billion and $7.0 billion at December 31, 2025 and 2024, respectively, and are reported as a reinsurance recoverable in our consolidated balance sheets.

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

1.The discount rate, which is used in calculating the liability for future policy benefits, is the interest rate that we use to discount future cash flows including premium and claim payments to determine the present value. A higher discount rate produces a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. The original discount rates are initially set at the transition date of accounting standard updated (ASU) 2018-12, which was January 1, 2021, for policies originally issued before the transition date, or at the policy issuance date, for policies issued on or after the transition date. For policies issued on or after the transition date, the original discount rate assumptions reflect an upper-medium grade (low-credit risk) fixed-income instrument yield based on the currency in which the liabilities are assumed and matched to the duration of the insurance liabilities. For all cohorts, the liability is then remeasured at each reporting period using the current discount rate reflective of an upper-medium grade fixed-income instrument. We primarily utilize a forward curve which is derived from the underlying spot curve using interpolation to develop an ultimate forward rate.

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

Cash Flow Assumption Review

Our cash flow assumption reviews during the years ended December 31, 2025, 2024, and 2023 resulted in the following impacts to net income as a result of updating certain assumptions related to the liability for future policy benefits:

	December 31
	2025	2024	2023
	(in millions of dollars)
Cash Flow Assumption Update Impacts to Income Before Income Tax

Unum US
Group Disability	$105.8	$90.0	$121.0
Group Life and Accidental Death and Dismemberment	3.1	13.0	—
Voluntary Benefits	11.1	(12.2)	10.4
Individual Disability	27.7	52.8	(2.6)
Total Unum US	147.7	143.6	128.8

Unum International	5.4	(7.5)	(17.9)

Colonial Life	8.9	46.0	80.7

Closed Block
Long-term Care	(643.1)	174.1	(368.1)
Closed Block - All Other	2.6	1.2	(0.7)
Total Closed Block	(640.5)	175.3	(368.8)

Cash Flow Assumption Update Impacts to Income Before Income Tax	$(478.5)	$357.4	$(177.2)

Cash Flow Assumption Update Impacts to Net Income	$(377.8)	$282.6	$(139.3)

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

2023 Significant Cash Flow Assumption Updates:

The cash flow assumption updates in our Unum US group long-term disability product line reduced our liability for future policy benefits by $121.0 million, due primarily to claim resolution assumptions driven by favorable claim recovery trends.

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

Our claim resolution rate assumption used in determining the liability for future policy benefits is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably. Claim resolution rates are very sensitive to operational and environmental changes and have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. While claim resolution rates in our Unum US group long-term disability product line have exhibited an increasing trend over the last several years, this trend has been slowing in recent periods.

Sensitivity Analysis

We monitor our key assumptions and test the sensitivity of our liability for future policy benefits under a range of scenarios. This sensitivity analysis is completed at least annually for our product lines with a higher level of estimation uncertainty and utilizes the liability for future policy benefits valued at the original discount rate. See "Quantitative and Qualitative Disclosures about Market Risk" contained herein in Item 7A for information regarding the sensitivity of the current discount rate used to remeasure the liability for future policy benefits at each reporting date.

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

We also consider variability in our assumptions related to the long-term care liability for future policy benefits. In our estimation, scenarios based on certain variations in each of our assumptions could produce potential results as illustrated in the chart below. The liability for future policy benefits for long-term care is based upon a number of key assumptions, and each assumption has various factors which may impact the long-term outcome. Key assumptions with respect to active policy lapses and mortality, claim incidence and resolutions, and future premium rate increases must incorporate extended views of expectations for many years into the future. The liability for future policy benefits is highly sensitive to these estimates. Key assumptions and related impacts are also heavily interrelated in both their outcome and in their effects on the liability for future policy benefits. For example, changes in the view of morbidity and mortality might be mitigated by either potential future premium rate increases and/or morbidity improvements due to general improvement in health and/or medical breakthroughs. There is a potentially wide range of outcomes for each assumption and in totality. As a result, and given the size of the long-term care liability for future policy benefits in relation to the total liability for future policy benefits, our sensitivity analysis for long-term care reflects the potential impact to the present value of gross liability cash flows for future policy benefits for updates to our key assumptions. The sensitivity analysis related to our key assumptions for the long-term care liability for future policy benefits is as shown below. The impact of changes to these assumptions would partially be reflected in the period in which the assumptions are updated and partially across future periods. Our key assumptions for long-term care no longer include an expectation for incremental morbidity and mortality improvement. Given the significant changes in certain assumptions, the below sensitivity analysis was completed as of the third quarter of 2025 at which point the most recent assumption update review occurred.

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

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. The market sources from which we obtain or derive the fair values of our assets and liabilities carried at market value include quoted market prices for actual trades, price quotes from third-party pricing vendors, price quotes we obtain from outside brokers, discounted cash flow, and observable prices for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. Our fair value measurements could differ significantly based on the valuation technique and available inputs.

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

As of December 31, 2025, approximately 12.0 percent of our fixed maturity securities were categorized as Level 1, 87.5 percent as Level 2, and 0.5 percent as Level 3. Level 1 is the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities. The Level 2 category includes assets or liabilities valued using inputs (other than those included in the Level 1 category) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. The Level 3 category is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date using unobservable inputs to extrapolate an estimated fair value.

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

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Revenue
Premium Income	$10,831.0	3.2%	$10,497.4	4.5%	$10,046.0
Net Investment Income	2,032.7	(4.6)	2,130.0	1.6	2,096.7
Net Investment Loss	(106.6)	N.M.	(34.6)	(3.9)	(36.0)
Other Income	318.4	8.1	294.5	5.5	279.2
Total Revenue	13,075.5	1.5	12,887.3	4.0	12,385.9

Benefits and Expenses
Policy Benefits	7,626.2	2.0	7,480.2	2.3	7,311.9
Policy Benefits - Remeasurement Loss (Gain)	439.1	178.1	(562.3)	N.M.	(54.8)
Commissions	1,355.3	7.7	1,258.6	7.6	1,170.1
Interest and Debt Expense	208.8	3.8	201.1	3.2	194.8
Deferral of Acquisition Costs	(697.1)	7.0	(651.5)	3.1	(632.2)
Amortization of Deferred Acquisition Costs	527.1	1.2	521.0	8.2	481.4
Compensation Expense	1,183.6	1.5	1,166.2	0.3	1,162.6
Other Expenses	1,499.0	22.6	1,222.7	10.0	1,112.0
Total Benefits and Expenses	12,142.0	14.2	10,636.0	(1.0)	10,745.8

Income Before Income Tax	933.5	(58.5)	2,251.3	37.3	1,640.1
Income Tax	195.0	(58.7)	472.2	32.5	356.3

Net Income	$738.5	(58.5)	$1,779.1	38.6	$1,283.8

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.318, 1.278, and 1.243 for 2025, 2024, and 2023, respectively. If the 2024 and 2023 results for our U.K. operations had been translated at the 2025 weighted average exchange rate, our adjusted operating revenue would have been approximately $28 million higher and $50 million higher in 2024 and 2023, respectively. Additionally, our adjusted operating income would have been approximately $5 million higher and $9 million higher in 2024 and 2023, respectively. However, except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

We reported year-over-year premium growth in 2025 in each of our core operating segments, primarily due to in-force block growth, sales, and the impacts from the recapture of a previously ceded block of business in our Unum US individual disability product line that occurred in 2025, partially offset by the expected run off in medical stop-loss in our Unum US segment and by the impact of ceding a portion of the Unum US individual disability product line as part of the Fortitude Re reinsurance transaction. Premium growth in 2024 was primarily attributable to favorable persistency and higher overall sales in our core operating segments. Premium income continues to decline in our Closed Block segment, as expected, and was accelerated by the impact of ceding a portion of the Closed Block long-term care product line as a part of the Fortitude Re reinsurance transaction in 2025.

Net investment income was lower in 2025, relative to 2024, primarily related to a decrease in the level of invested assets supporting the Closed Block long-term care product line as a result of the Fortitude Re reinsurance transaction, partially offset by higher net investment income in our Corporate segment driven by an increase in the level of invested assets, and an increase in miscellaneous investment income. Net investment income was higher in 2024, relative to 2023, due primarily to higher miscellaneous investment income, primarily related to larger increases in the NAV on our private equity partnerships and an increase in the level of invested assets, partially offset by lower investment income from inflation index-linked bonds held by Unum UK.

Investment gains and losses in 2025 were primarily driven by the Fortitude Re reinsurance transaction which resulted in a net loss of $46.8 million. In addition, we realized a $19.1 million loss on sales of fixed maturity securities relating to funding of a dividend from one of our subsidiaries in 2025. Our investment gains and losses on fixed maturity securities include net losses on sales of $38.2 million and $48.7 million in 2024, and 2023, respectively. See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only business, and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment. Also included within other income for 2025 are the amortization of the deferred gain on reinsurance related to the Unum US individual disability product line as a part of the Fortitude Re reinsurance transaction and a gain on the recapture of a previously ceded block of business in the Unum US individual disability product line.

Overall benefits experience was unfavorable in 2025 relative to 2024 and 2023 with a consolidated benefit ratio, which includes the remeasurement gain or loss, of 74.5 percent in 2025 compared to 65.9 percent and 72.2 percent in 2024 and 2023, respectively. The underlying benefits experience for each of our operating segments is discussed more fully in "Segment Results" contained herein in this Item 7.

Commissions were higher in 2025 compared to 2024 primarily due to the continued impacts from the recapture of a previously ceded block of business in our Unum US individual disability product line that occurred in the first quarter of 2025 as well as sales in our core operating business segments, partially offset by the impacts from the Fortitude Re reinsurance transaction for our Unum US individual disability product line. The deferral of acquisition costs was higher in 2025 compared to 2024 due primarily to an increase in commissions and other sales-related costs in our Colonial Life segment. The amortization of deferred acquisition costs was generally consistent in 2025 compared to 2024. Commissions and the deferral of acquisition costs were higher in 2024 compared to 2023 driven primarily by higher overall sales in our Unum US segment and higher prior period sales in our Colonial Life segment. The increase in the amortization of deferred acquisition costs in 2024 compared to 2023 is due primarily to growth in the level of the deferred asset in our Unum US supplemental and voluntary product lines, Colonial Life segment, and Unum US group disability product line and the impact of increased policyholder lapses in certain of our Unum US supplemental and voluntary product line.

We reported year-over-year increases in other expenses and compensation expenses, on a combined basis, in 2025 compared to 2024, primarily due to the settlement loss on the U.S pension plan annuity purchase, an increase in the amortization of the cost of reinsurance as a result of the Fortitude Re reinsurance transaction, impacts from the recapture of a previously ceded block of business in our Unum US individual disability product line that occurred in 2025, and the accelerated charitable contribution. Other expenses and compensation expenses, on a combined basis, increased in 2024 compared to 2023 due primarily to a loss from a legal settlement, an increase in operational investments in our business, and growth in our fee-based service products. See "Executive Summary" contained herein in this Item 7 and Notes 11, 14, and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Our effective income tax rate for 2025 was 20.9 percent, compared to 21.0 percent in 2024 and 21.7 percent in 2023. Our 2025, 2024, and 2023 effective tax rates were generally consistent with the U.S. statutory rate. In 2025, interest on unrecognized tax benefits was offset by tax credits. See Note 9 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Consolidated Sales Results

Shown below are sales results for our three core operating segments.

(in millions)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Unum US	$1,358.9	(0.6)%	$1,367.0	6.5%	$1,283.8

Unum International	$197.2	5.5%	$186.9	9.4%	$170.9

Colonial Life	$560.3	5.3%	$532.2	(1.4)%	$539.6

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

Unum US Segment

The Unum US segment is comprised of the group disability, group life and accidental death and dismemberment, and supplemental and voluntary lines of business. The group disability line of business includes long-term and short-term disability, medical stop-loss, and fee-based service products. The supplemental and voluntary line of business includes voluntary benefits, individual disability, and dental and vision products. These products, excluding medical stop-loss which was no longer actively marketed as of the third quarter of 2024, are marketed through our field sales personnel who work in conjunction with independent brokers and consultants.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Operating Revenue
Premium Income	$7,083.5	2.9%	$6,883.2	4.6%	$6,579.2
Net Investment Income	604.2	(4.4)	632.2	(1.2)	639.9
Other Income	258.8	9.7	235.9	7.0	220.5
Total	7,946.5	2.5	7,751.3	4.2	7,439.6

Benefits and Expenses
Policy Benefits	4,354.3	2.5	4,246.5	0.6	4,221.2
Policy Benefits - Remeasurement Gain	(233.9)	(38.7)	(381.8)	(7.5)	(412.7)
Commissions	794.9	9.0	729.3	9.8	664.4
Deferral of Acquisition Costs	(331.7)	3.4	(320.9)	2.0	(314.7)
Amortization of Deferred Acquisition Costs	283.3	(3.1)	292.5	9.3	267.6
Other Expenses	1,652.0	3.1	1,602.9	4.8	1,529.5
Total	6,518.9	5.7	6,168.5	3.6	5,955.3

Income Before Income Tax and Net Investment Gains and Losses	1,427.6	(9.8)	1,582.8	6.6	1,484.3
Amortization of the Deferred Gain on Reinsurance	(9.0)	(100.0)	—	—	—
Non-Contemporaneous Reinsurance	1.0	100.0	—	—	—
Reserve Assumption Updates	(147.7)	2.9	(143.6)	11.5	(128.8)
Adjusted Operating Income	$1,271.9	(11.6)	$1,439.2	6.2	$1,355.5

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	60.2%		58.2%		59.8%
Other Expense Ratio[2]	22.6%		22.5%		22.5%
Income Ratio	20.2%		23.0%		22.6%
Adjusted Operating Income Ratio	18.0%		20.9%		20.6%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2025, 2024, and 2023. Also excludes the impact of non-contemporaneous reinsurance.
[2]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Operating Revenue
Premium Income
Group Long-term Disability	$2,011.1	(3.6)%	$2,086.1	1.4%	$2,057.2
Group Short-term Disability	1,138.4	5.0	1,084.0	7.1	1,012.3
Total Premium Income	3,149.5	(0.6)	3,170.1	3.3	3,069.5
Net Investment Income	296.0	(4.9)	311.2	(4.2)	324.8
Other Income	228.6	(1.5)	232.1	9.7	211.6
Total	3,674.1	(1.1)	3,713.4	3.0	3,605.9

Benefits and Expenses
Policy Benefits	2,007.9	(1.6)	2,040.7	1.1	2,018.3
Policy Benefits - Remeasurement Gain	(149.4)	(42.3)	(258.9)	(20.4)	(325.1)
Commissions	250.1	2.3	244.4	6.0	230.5
Deferral of Acquisition Costs	(60.7)	(2.4)	(62.2)	3.3	(60.2)
Amortization of Deferred Acquisition Costs	58.2	(10.0)	64.7	12.3	57.6
Other Expenses	982.4	0.9	973.5	4.0	936.1
Total	3,088.5	2.9	3,002.2	5.1	2,857.2

Income Before Income Tax and Net Investment Gains and Losses	585.6	(17.7)	711.2	(5.0)	748.7
Reserve Assumption Updates	(105.8)	17.6	(90.0)	(25.6)	(121.0)
Adjusted Operating Income	$479.8	(22.8)	$621.2	(1.0)	$627.7

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	62.4%		59.0%		59.1%
Other Expense Ratio[2]	29.1%		28.6%		28.5%
Income Ratio	18.6%		22.4%		24.4%
Adjusted Operating Income Ratio	15.2%		19.6%		20.4%

Persistency:
Group Long-term Disability	91.1%		93.3%		90.8%
Group Short-term Disability	88.9%		91.7%		88.9%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2025, 2024, and 2023
[2]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Premium income was lower compared to 2024, driven by expected run-off in medical stop-loss premium and lower overall persistency, partially offset by an increase in premium due to sales. Net investment income was lower compared to 2024 due to a decrease in the level of invested assets. Other income, which primarily relates to fee-based service products, was generally consistent to 2024.

The benefit ratio, excluding the impacts of the reserve assumption updates, was less favorable compared to 2024 due to lower recoveries in our group long-term disability product line and higher average claim size in our group short-term disability product line.

Commissions were higher compared to 2024 due primarily to sales. The deferral of acquisition costs compared to 2024 were generally consistent. The amortization of deferred acquisition costs was lower compared to 2024 due to the change in composition of lapses across cohorts. The other expense ratio, which includes other income that is primarily related to fee-based service products, increased compared to 2024 due primarily to operational investments in our business.

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

The benefit ratio, excluding the impacts of the reserve assumption updates, was generally consistent compared to 2023 with favorable medical stop-loss benefits experience and favorable recoveries in the group long-term disability product line, mostly offset by higher incidence in our group long-term and group short-term disability product lines.
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

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Operating Revenue
Premium Income
Group Life	$1,871.1	4.8%	$1,784.7	6.3%	$1,679.0
Accidental Death & Dismemberment	195.6	5.1	186.1	6.0	175.5
Total Premium Income	2,066.7	4.9	1,970.8	6.3	1,854.5
Net Investment Income	81.6	(7.6)	88.3	(2.0)	90.1
Other Income	1.2	(20.0)	1.5	50.0	1.0
Total	2,149.5	4.3	2,060.6	5.9	1,945.6

Benefits and Expenses
Policy Benefits	1,439.9	5.8	1,360.4	(1.8)	1,384.8
Policy Benefits - Remeasurement Gain	(48.1)	(27.3)	(66.2)	78.4	(37.1)
Commissions	186.3	10.9	168.0	7.8	155.9
Deferral of Acquisition Costs	(45.5)	12.1	(40.6)	5.2	(38.6)
Amortization of Deferred Acquisition Costs	39.0	1.6	38.4	(1.5)	39.0
Other Expenses	255.4	5.1	243.0	5.7	229.9
Total	1,827.0	7.3	1,703.0	(1.8)	1,733.9

Income Before Income Tax and Net Investment Gains and Losses	322.5	(9.8)	357.6	68.9	211.7
Reserve Assumption Update	(3.1)	(76.2)	(13.0)	(100.0)	—
Adjusted Operating Income	$319.4	(7.3)	$344.6	62.8	$211.7

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	67.5%		66.3%		72.7%
Other Expense Ratio	12.4%		12.3%		12.4%
Income Ratio	15.6%		18.1%
Adjusted Operating Income Ratio	15.5%		17.5%		11.4%

Persistency:
Group Life	90.2%		92.0%		89.6%
Accidental Death & Dismemberment	89.1%		91.2%		88.7%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2025 and 2024.

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Premium income was higher compared to 2024 due to sales and in-force block growth, partially offset by lower persistency. Net investment income was lower compared to 2024 due to a decrease in the level of invested assets and a decrease in the yield on invested assets.

The benefit ratio, excluding the impacts of the reserve assumption updates, was less favorable compared to 2024 due to higher average claim size in our group life product line, partially offset by favorable incidence in the group life and accidental death and dismemberment product lines.

Commissions and the deferral of acquisition costs were higher compared to 2024 due primarily to sales. The amortization of deferred acquisition costs was generally consistent compared to 2024. The other expense ratio was also generally consistent compared to 2024.

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

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Operating Revenue
Premium Income
Voluntary Benefits	$927.4	5.5%	$879.2	3.4%	$850.1
Individual Disability	615.1	8.7	566.0	7.4	527.0
Dental and Vision	324.8	9.3	297.1	6.8	278.1
Total Premium Income	1,867.3	7.2	1,742.3	5.3	1,655.2
Net Investment Income	226.6	(2.6)	232.7	3.4	225.0
Other Income	29.0	N.M	2.3	(70.9)	7.9
Total	2,122.9	7.4	1,977.3	4.7	1,888.1

Benefits and Expenses
Policy Benefits	906.5	7.2	845.4	3.3	818.1
Policy Benefits - Remeasurement Gain	(36.4)	(35.8)	(56.7)	12.3	(50.5)
Commissions	358.5	13.1	316.9	14.0	278.0
Deferral of Acquisition Costs	(225.5)	3.4	(218.1)	1.0	(215.9)
Amortization of Deferred Acquisition Costs	186.1	(1.7)	189.4	10.8	171.0
Other Expenses	414.2	7.2	386.4	6.3	363.5
Total	1,603.4	9.6	1,463.3	7.3	1,364.2

Income Before Income Tax and Net Investment Gains and Losses	519.5	1.1	514.0	(1.9)	523.9
Amortization of the Deferred Gain on Reinsurance	(9.0)	(100.0)	—	—	—
Non-Contemporaneous Reinsurance	1.0	100.0	—	—	—
Reserve Assumption Updates - Voluntary Benefits	(11.1)	(191.0)	12.2	N.M	(10.4)
Reserve Assumption Updates - Individual Disability	(27.7)	(47.5)	(52.8)	N.M	2.6
Adjusted Operating Income	$472.7	(0.1)	$473.4	(8.3)	$516.1

Operating Ratios (% of Premium Income):
Benefit Ratios:
Voluntary Benefits[1]	45.7%		43.0%		39.8%
Individual Disability[1,2]	38.8%		41.0%		44.3%
Dental and Vision	75.6%		73.9%		73.1%
Other Expense Ratio	22.2%		22.2%		22.0%
Income Ratio	27.8%		29.5%		31.7%
Adjusted Operating Income Ratio	25.3%		27.2%		31.2%

Persistency:
Voluntary Benefits	76.5%		76.0%		75.5%
Individual Disability	87.7%		89.0%		89.0%
Dental and Vision	83.3%		81.4%		77.1%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2025, 2024, and 2023.
[2]Excludes the impact of non-contemporaneous insurance.

N.M. = not a meaningful percentage

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Premium income was higher compared to 2024 due to the continued impacts from the recapture of a previously ceded block of business in the individual disability product line, higher prior period sales in the voluntary benefits product line, and favorable persistency in the voluntary benefits and dental and vision product lines, partially offset by the impact of ceding a portion of the individual disability product line as a part of the Fortitude Re reinsurance transaction. Net investment income was lower compared to 2024 primarily due to a decrease in the level of invested assets. Other income, excluding the impact of the amortization of the deferred gain on reinsurance, was higher compared to 2024, due primarily to a gain on the recapture of a previously ceded block of business in the individual disability product line in the first quarter of 2025.

The benefit ratio for voluntary benefits, excluding the impacts of the reserve assumption updates was unfavorable compared to 2024 due primarily to unfavorable benefit experience in the critical illness, hospital indemnity, and accident products. The benefit ratio for the individual disability product line, excluding the impacts of non-contemporaneous reinsurance and the reserve assumption updates, was favorable compared to 2024 due to higher claim resolutions driven by mortality, partially offset by higher claim incidence. The benefit ratio for the dental and vision product line was unfavorable compared to 2024 due primarily to higher claim incidence and higher average claim size.

Commissions were higher compared to 2024 due primarily to the continued impacts from the recapture of a previously ceded block of business in the individual disability product line and higher prior period sales in the voluntary benefits product line, partially offset by the impacts from the Fortitude Re reinsurance transaction. The deferral of acquisition costs were higher compared to 2024 due primarily to higher sales in the individual disability product line. The amortization of deferred acquisition costs was lower compared to 2024 due primarily to a reduction in the level of the deferred asset as a result of the Fortitude Re reinsurance transaction. The other expense ratio was generally consistent compared to 2024.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Premium income was higher compared to 2023 due primarily to favorable persistency and higher sales in the voluntary benefits and dental and vision product lines. Also impacting the comparison was the impacts from the partial recapture of a previously ceded block of business in the individual disability product line in the third quarter of 2023. Net investment income was higher compared to 2023 primarily due to an increase in the yield on invested assets. Other income was lower compared to 2023 due primarily to a prior year net gain on the partial recapture of a previously ceded block of business in the individual disability product line in the third quarter of 2023.

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

Commissions and the deferral of acquisition costs were higher compared to 2023 due primarily to higher sales in the voluntary benefits product line. Commissions were also higher compared to 2023 due to the continued impacts from the partial recapture of a previously ceded block of business in the individual disability product line in the third quarter of 2023. The amortization of deferred acquisition costs was higher compared to 2023 due to the increased lapses in certain older voluntary benefits products and growth in the level of the deferred asset in all product lines. The other expense ratio was generally consistent compared to 2023.

Sales

(in millions of dollars)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$243.8	(18.3)%	$298.3	1.9%	$292.7
Group Short-term Disability	274.0	26.6	216.5	(5.7)	229.5
Group Life and AD&D	361.5	—	361.5	18.4	305.4
Subtotal	879.3	0.3	876.3	5.9	827.6
Supplemental and Voluntary
Voluntary Benefits	289.6	(1.4)	293.7	11.6	263.2
Individual Disability	105.6	3.8	101.7	(6.6)	108.9
Dental and Vision	84.4	(11.4)	95.3	13.3	84.1
Subtotal	479.6	(2.3)	490.7	7.6	456.2
Total Sales	$1,358.9	(0.6)	$1,367.0	6.5	$1,283.8

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$527.8	3.0%	$512.6	(1.7)%	$521.3
Large Case Market	351.5	(3.4)	363.7	18.7	306.3
Subtotal	879.3	0.3	876.3	5.9	827.6
Supplemental and Voluntary	479.6	(2.3)	490.7	7.6	456.2
Total Sales	$1,358.9	(0.6)	$1,367.0	6.5	$1,283.8
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Group sales increased slightly compared to 2024 primarily due to higher sales to new customers in both the core market, which we define as employee groups with fewer than 2,000 employees, and the large case market, partially offset by lower sales to existing customers in the large case and core markets, as well as the impact of no sales of our medical stop-loss product, which was no longer actively marketed as of the third quarter of 2024. The sales mix in the group market sector for 2025 was approximately 60 percent core market and 40 percent large case market.

Voluntary benefits sales decreased compared to 2024 primarily due to lower sales to new and existing customers in the large case market, partially offset by higher sales to existing customers in the core market. Individual disability sales, which are primarily concentrated in the multi-life market, increased compared to 2024 due to higher sales to both new and existing customers. Dental and vision sales decreased compared to 2024 due to lower sales to new customers.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Group sales increased compared to 2023 primarily due to higher sales to new customers in both the large case market and the core market, partially offset by the decline in sales of our medical stop-loss product. The sales mix in the group market sector for 2024 was approximately 58 percent core market and 42 percent large case market.

Voluntary benefits sales increased compared to 2023 primarily due to higher sales to new customers in both the large case and the core market. Individual disability sales decreased compared to 2023 due to lower sales to new customers, partially offset by higher sales to existing customers. Dental and vision sales increased compared to 2023 driven by higher sales to new and existing customers.

Goodwill

We had total goodwill of $281.2 million for the Unum US segment at December 31, 2025, none of which is currently believed to be at risk for future impairment.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During 2026, we will continue to invest in a unique customer experience defined by simplicity, empathy, and deep industry expertise through the increased utilization of digital capabilities and technology to enhance enrollment, underwriting, the client administration experience, and claims processing. In addition, we will focus on strategically driven sales by enhancing the connectivity, alignment, and support for brokers and technology partners, including integration with human capital management systems. We will continue to provide a comprehensive set of consumer-focused products, enhance our distribution model, and utilize our digital tools to bring industry leading enrollment capabilities and a fully integrated customer experience. We believe our differentiated offerings and market leading leave management services provide substantial growth opportunities and stronger persistency. We believe our active client management, integrated customer experience across our product lines, and strong risk management, will enable us to continue to grow our market over the long-term.

We expect strong adjusted operating income in 2026 with premium growth driven by new sales and persistency. We expect the group disability market to remain competitive which may impact our pricing and renewal premium levels. We expect strong group disability claim experience to continue in 2026, driven by operational performance. We also expect group life claim experience to be mostly stable, but may experience some quarterly claims volatility. We expect growth in our supplemental and voluntary line of business adjusted operating income. We expect to maintain expense discipline with a slight decrease in our other expense ratio.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$427.5	2.3%	$418.0	5.5%	$396.1
Group Life	275.7	30.5	211.3	24.8	169.3
Supplemental	184.2	11.2	165.6	17.0	141.5
Unum Poland	195.4	26.4	154.6	30.7	118.3
Total Premium Income	1,082.8	14.0	949.5	15.1	825.2
Net Investment Income	145.6	13.0	128.8	(6.1)	137.2
Other Income	7.7	N.M	1.6	—	1.6
Total	1,236.1	14.5	1,079.9	12.0	964.0

Benefits and Expenses
Policy Benefits	793.0	14.3	693.6	19.3	581.4
Policy Benefits - Remeasurement Gain	(25.6)	(30.6)	(36.9)	N.M.	(1.6)
Commissions	95.7	16.0	82.5	13.8	72.5
Deferral of Acquisition Costs	(22.0)	23.6	(17.8)	21.9	(14.6)
Amortization of Deferred Acquisition Costs	10.7	12.6	9.5	13.1	8.4
Other Expenses	226.6	14.0	198.7	11.8	177.7
Total	1,078.4	16.0	929.6	12.8	823.8

Income Before Income Tax and Net Investment Gains and Losses	157.7	4.9	150.3	7.2	140.2
Reserve Assumption Updates	(5.4)	(172.0)	7.5	(58.1)	17.9
Adjusted Operating Income	$152.3	(3.5)	$157.8	(0.2)	$158.1

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Operating Revenue
Premium Income
Group Long-term Disability	£324.0	(0.9)%	£327.0	2.7%	£318.5
Group Life	208.8	26.5	165.1	21.3	136.1
Supplemental	139.6	7.8	129.5	13.9	113.7
Total Premium Income	672.4	8.2	621.6	9.4	568.3
Net Investment Income	99.4	8.2	91.9	(10.3)	102.4
Other Income	5.3	N.M	0.1	(50.0)	0.2
Total	777.1	8.9	713.6	6.4	670.9

Benefits and Expenses
Policy Benefits	509.7	8.5	469.6	14.6	409.8
Policy Benefits - Remeasurement Gain	(15.9)	(45.9)	(29.4)	N.M.	(1.3)
Commissions	40.6	6.3	38.2	2.1	37.4
Deferral of Acquisition Costs	(3.9)	2.6	(3.8)	(2.6)	(3.9)
Amortization of Deferred Acquisition Costs	4.9	(5.8)	5.2	—	5.2
Other Expenses	133.5	9.1	122.4	6.1	115.4
Total	668.9	11.1	602.2	7.0	562.6

Income Before Income Tax and Net Investment Gains and Losses	108.2	(2.9)	111.4	2.9	108.3
Reserve Assumption Updates	(0.7)	(110.9)	6.4	(60.7)	16.3
Adjusted Operating Income	£107.5	(8.7)	£117.8	(5.5)	£124.6

Weighted Average Pound/Dollar Exchange Rate	1.318		1.278		1.243

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	73.5%		69.8%		69.0%
Other Expense Ratio	19.9%		19.7%		20.3%
Income Ratio	16.1%		17.9%		19.1%
Adjusted Operating Income Ratio	16.0%		19.0%		21.9%

Persistency:
Group Long-term Disability	92.3%		92.0%		92.5%
Group Life	90.1%		89.1%		83.0%
Supplemental	93.3%		90.4%		91.7%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2025, 2024, and 2023.

N.M. = not a meaningful percentage

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Premium income was higher compared to 2024 primarily due to in-force block growth, sales, and favorable overall persistency.

Net investment income was higher in 2025 compared to 2024 due to higher investment income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

Other income primarily relates to fees earned related to certain administrative services.

The benefit ratio, excluding the impacts of the reserve assumption updates, was unfavorable relative to 2024 due to unfavorable claim resolutions and higher incidence in the group long-term disability product line and higher inflation-linked experience in benefits, partially offset by lower incidence in the group life product line.

Commissions increased relative to 2024 due primarily to in-force block growth. The deferral of acquisition costs and the amortization of deferred acquisition costs were generally consistent relative to 2024. The other expense ratio was generally consistent relative to 2024.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Premium income was higher compared to 2023 primarily due to in-force block growth.

Net investment income was lower compared to 2023 due to lower investment income from inflation index-linked bonds, partially offset by an increase in the yield on invested assets.

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

Sales

(in millions of dollars and pounds)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Unum International Sales by Product
Unum UK
Group Long-term Disability	$48.6	2.7%	$47.3	(2.1)%	$48.3
Group Life	69.6	1.9	68.3	11.2	61.4
Supplemental	32.8	(6.0)	34.9	24.6	28.0
Unum Poland	46.2	26.9	36.4	9.6	33.2
Total Sales	$197.2	5.5	$186.9	9.4	$170.9

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$48.2	15.3%	$41.8	(18.4)%	$51.2
Large Case Market	70.0	(5.1)	73.8	26.2	58.5
Subtotal	118.2	2.2	115.6	5.4	109.7
Supplemental	32.8	(6.0)	34.9	24.6	28.0
Unum Poland	46.2	26.9	36.4	9.6	33.2
Total Sales	$197.2	5.5	$186.9	9.4	$170.9

Unum UK Sales by Product
Group Long-term Disability	£36.7	(1.3)%	£37.2	(4.1)%	£38.8
Group Life	52.7	(1.3)	53.4	8.1	49.4
Supplemental	25.0	(9.1)	27.5	21.7	22.6
Total Sales	£114.4	(3.1)	£118.1	6.6	£110.8

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£36.6	11.6%	£32.8	(20.4)%	£41.2
Large Case Market	52.8	(8.7)	57.8	23.0	47.0
Subtotal	89.4	(1.3)	90.6	2.7	88.2
Supplemental	25.0	(9.1)	27.5	21.7	22.6
Total Sales	£114.4	(3.1)	£118.1	6.6	£110.8

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Group long-term disability sales decreased compared to 2024 primarily driven by lower sales to existing customers in the large case market, which we define as employee groups with more than 500 employees, partially offset by an increase in sales to new customers in the core and large case markets.

Group life sales decreased compared to 2024 driven by lower sales to new customers in the large case market, partially offset by higher sales to new customers in the core market.

Supplemental sales decreased compared to 2024 due primarily to lower sales in the dental product line, partially offset by an increase in sales in the group critical illness product line.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Group long-term disability sales decreased compared to 2023 driven by lower sales to new and existing customers in the core market, partially offset by an increase in sales to new and existing customers in the large case market.

Group life sales increased compared to 2023 driven by higher sales to new customers in the large case market.

Supplemental sales increased compared to 2023 due primarily to higher sales in the dental product line, partially offset by a decrease in sales in the group critical illness product line.

Goodwill

We had total goodwill of $45.0 million for the Unum International segment at December 31, 2025, of which, $39.7 million is attributed to the Unum UK reporting unit and $5.3 million is attributed to the Unum Poland reporting unit, none of which is currently believed to be at risk for future impairment.

Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses over the long term. In 2026, we will focus on scaling our business across our existing product portfolio. In 2026, we expect growth in adjusted operating income with continued premium growth. For our Unum UK line of business, we will continue to focus on delivering a best in class health and wellbeing service to improve retention of our key customers and drive growth across our product offerings. We also expect to deliver continued premium growth by focusing on both the broker experience and customer engagement, while maintaining our disciplined approach to pricing. We expect group long term disability claim experience to be mostly stable, but may experience some quarterly claims volatility. We expect to maintain expense discipline with a decrease in our other expense ratio. Within our Unum Poland line of business, we expect to drive growth by continuing to expand our existing distribution channels. We will also continue to invest in digital capabilities, technology, and product enhancements, which we believe will drive sustainable growth over the long term.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$993.5	2.5%	$969.5	2.5%	$946.1
Life	483.6	5.6	458.0	7.4	426.5
Cancer and Critical Illness	362.0	1.6	356.4	0.8	353.5
Total Premium Income	1,839.1	3.1	1,783.9	3.3	1,726.1
Net Investment Income	172.6	6.9	161.5	5.2	153.5
Other Income	1.6	(60.0)	4.0	N.M	1.2
Total	2,013.3	3.3	1,949.4	3.6	1,880.8

Benefits and Expenses
Policy Benefits	908.1	2.6	885.4	0.9	877.1
Policy Benefits - Remeasurement Gain	(31.9)	(60.5)	(80.7)	2.2	(79.0)
Commissions	398.6	5.3	378.4	5.3	359.4
Deferral of Acquisition Costs	(343.4)	9.8	(312.8)	3.3	(302.9)
Amortization of Deferred Acquisition Costs	233.1	6.4	219.0	6.6	205.4
Other Expenses	376.3	8.3	347.4	2.2	340.0
Total	1,540.8	7.2	1,436.7	2.6	1,400.0

Income Before Income Tax and Net Investment Gains and Losses	472.5	(7.8)	512.7	6.6	480.8
Reserve Assumption Updates	(8.9)	(80.7)	(46.0)	(43.0)	(80.7)
Adjusted Operating Income	$463.6	(0.7)	$466.7	16.6	$400.1

Operating Ratios (% of Premium Income):
Benefit Ratio[1]	48.1%		47.7%		50.9%
Other Expense Ratio	20.5%		19.5%		19.7%
Income Ratio	25.7%		28.7%		27.9%
Adjusted Operating Income Ratio	25.2%		26.2%		23.2%

Persistency:
Accident, Sickness, and Disability	74.1%		73.7%		73.6%
Life	84.2%		84.4%		85.1%
Cancer and Critical Illness	82.1%		82.2%		82.4%

[1]Excludes the reserve assumption updates that occurred during the third quarters of 2025, 2024, and 2023.

N.M. = not a meaningful percentage

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Premium income was favorable compared to 2024 due to stable overall persistency and prior period sales. Net investment income was higher in 2025 compared to 2024 due to an increase in the level of invested assets and an increase in the yield on invested assets.

The benefit ratio, excluding the impacts of the reserve assumption updates, was less favorable relative to 2024 due primarily to less favorable benefit experience in the accident, sickness, and disability and cancer and critical illness product lines, partially offset by favorable benefit experience in the life product line.

Commissions were higher compared to 2024 due to prior period sales. The deferral of acquisition costs were higher compared to 2024 due to the increase in commissions and other sales-related costs. The amortization of deferred acquisition costs was higher compared to 2024 primarily due to growth in the level of the deferred asset. The other expense ratio was higher relative to 2024 due primarily to an increase in employee-related costs and operational investments in our business.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Premium income was favorable compared to 2023 due to higher prior period sales and generally stable persistency. Net investment income was higher in 2024 compared to 2023 due primarily to an increase in the yield on invested assets as well as an increase in the level of invested assets.

The benefit ratio, excluding the impacts of the reserve assumption updates, was favorable relative to 2023 due primarily to favorable benefit experience in all product lines.

Commissions and the deferral of acquisition costs were higher compared to 2023 due to higher prior period sales. The amortization of deferred acquisition costs was higher compared to 2023 primarily due to growth in the level of the deferred asset. The other expense ratio was favorable relative to 2023 due primarily to our focus on expense management and operating efficiencies.

Sales

(in millions of dollars)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Sales by Product
Accident, Sickness, and Disability	$336.7	3.2%	$326.3	(1.0)%	$329.5
Life	142.0	11.0	127.9	(3.2)	132.1
Cancer and Critical Illness	81.6	4.6	78.0	—	78.0
Total Sales	$560.3	5.3	$532.2	(1.4)	$539.6

Sales by Market Sector
Commercial Sector
Core Market (< 1,000 employees)	$343.5	3.5%	$331.9	(4.5)%	$347.4
Large Case Market	71.8	10.3	65.1	4.5	62.3
Subtotal	415.3	4.6	397.0	(3.1)	409.7
Public Sector	145.0	7.2	135.2	4.1	129.9
Total Sales	$560.3	5.3	$532.2	(1.4)	$539.6

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

During 2025, we saw an increase in sales across all product lines relative to 2024. Commercial sector sales increased compared to 2024 driven by higher sales to new and existing customers in the core market, which we define as accounts with fewer than 1,000 employees, and in the large case market. Public sector sales also increased compared to 2024 due to higher sales to new and existing customers.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

During 2024, we saw a decrease in sales in our accident, sickness and disability and life product lines relative to 2023, while sales in our cancer and critical illness product line remained consistent. Commercial sector sales decreased compared to 2023 driven by lower sales to new and existing customers in the core market, partially offset by higher sales to new and existing customers in the large case market. Public sector sales increased compared to 2023 due to higher sales to new customers.

Goodwill

We had goodwill of $27.7 million at December 31, 2025, none of which is currently believed to be at risk for future impairment.

Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. By continuing to utilize our extensive distribution system of independent agents, benefit counselors and broker partnerships during 2026, we believe we will deliver business growth. We will also continue to invest in solutions and digital capabilities to expand our reach and effectiveness, which we believe will drive growth and improve productivity while enhancing the customer experience. In 2026, we will continue to bring an enhanced engagement and enrollment platform to market, which we believe will enable deeper connections with employees through the enrollment process and help us maintain stronger relationships throughout the customer lifecycle. We believe our distribution system, customer service capabilities, digital tools, and ability to serve all market sizes position us well for future growth.

In 2026, we expect growth in adjusted operating income for the full year with continued premium growth and stable claim experience. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

Closed Block Segment

The Closed Block segment consists of group and individual long-term care and other insurance products no longer actively marketed. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. As of July 2025, we closed the Fortitude Re reinsurance transaction and ceded a portion of the long-term care product line. As of February 2026, we discontinued new enrollments on existing group long-term care policies. Other insurance products include individual disability, group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Operating Revenue
Premium Income
Long-term Care	$670.8	(3.6)%	$696.1	—%	$696.0
All Other	154.8	(16.2)	184.7	(15.9)	219.5
Total Premium Income	825.6	(6.3)	880.8	(3.8)	915.5
Net Investment Income	1,016.5	(11.5)	1,148.9	7.7	1,066.3
Other Income	49.9	(3.5)	51.7	(1.7)	52.6
Total	1,892.0	(9.1)	2,081.4	2.3	2,034.4

Benefits and Expenses
Policy Benefits	1,570.8	(5.1)	1,654.7	1.4	1,632.2
Policy Benefits - Remeasurement Loss (Gain)	730.5	N.M.	(62.9)	(114.3)	438.5
Commissions	66.1	(3.4)	68.4	(7.3)	73.8
Other Expenses	246.9	41.4	174.6	1.1	172.7
Total	2,614.3	42.5	1,834.8	(20.8)	2,317.2

Income (Loss) Before Income Tax and Net Investment Gains and Losses	(722.3)	N.M.	246.6	187.2	(282.8)
Amortization of the Cost of Reinsurance	116.7	181.9	41.4	(6.1)	44.1
Non-Contemporaneous Reinsurance	28.6	13.9	25.1	(27.9)	34.8
Reserve Assumption Updates - Long-term Care	643.1	N.M.	(174.1)	(147.3)	368.1
Reserve Assumption Updates - All Other	(2.6)	116.7	(1.2)	N.M.	0.7
Adjusted Operating Income	$63.5	(53.9)	$137.8	(16.4)	$164.9

Long-term Care Net Premium Ratio[1]	97.5%		94.6%		93.5%

Operating Ratios (% of Premium Income):
Other Expense Ratio[2]	15.8%		15.1%		14.0%
Income (Loss) Ratio	(87.5)%		28.0%		(30.9)%
Adjusted Operating Income Ratio	7.7%		15.6%		18.0%

Long-term Care Persistency	95.8%		95.8%		95.6%

[1]Gross of reinsurance
[2]Excludes amortization of the cost of reinsurance.

N.M. = not a meaningful percentage

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Premium income for long-term care in 2025 was lower relative to 2024 due to the impact of the Fortitude Re reinsurance transaction. Premium income for our all other product line continues to decline as expected due to policyholder lapses.

Net investment income was lower relative to 2024 primarily driven by a decrease in the level of invested assets resulting from the Fortitude Re reinsurance transaction and lower miscellaneous investment income due to smaller increases in the NAV on our private equity partnerships.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

Policy benefits including remeasurement loss (gain), excluding the impacts of the reserve assumption updates and non-contemporaneous reinsurance, were lower relative to 2024 driven primarily by the impacts of the Fortitude Re reinsurance transaction, partially offset by an increase in the current period benefit expense resulting from the higher net premium ratio, the impact of capped cohorts and lower claim terminations in the long-term care product line. The net premium ratio for long-term care increased to 97.5 percent at December 31, 2025 from 94.6 percent at December 31, 2024 due primarily to the assumption update in the third quarter of 2025.

The other expense ratio, excluding the amortization of the cost of reinsurance, was higher than 2024 due primarily to an increase in operational investments in our business.

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

For further discussion, see "Executive Summary" contained herein in Item 7 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Segment Outlook

We will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. In regard to capital management, we will continue to explore, and execute where appropriate, structural and reinsurance options to enhance financial flexibility. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings. In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over the long term as these closed blocks of business wind down and with the discontinuation of new enrollments on existing group long-term care policies as of February 2026. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income, driven by the allocation towards alternative assets, primarily private equity partnership investments, in the long-term care product line portfolio. We record changes in our share of the NAV of the partnerships in net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. As these NAVs are volatile and can fluctuate materially with changes in market economic conditions, there could be significant movements up or down in future periods as conditions change. We continuously monitor key indicators to assess our risks and adjust our business plans, including utilization of derivative financial instruments to manage interest rate risk.

Profitability of our long-tailed products is affected by claims experience related to mortality, morbidity, resolutions, investment returns, premium rate increases, and persistency. The net premium ratio represents the ratio of future expected benefits and related expenses to future expected gross premiums using the original discount rate. Long-term care benefits experience may continue to have quarterly volatility, particularly in the near term as our claim block matures and as we continue the implementation of premium rate increases. Claim resolution rates, which reflect the probability that a disability or long-term care claim will close due to recovery or death of the insureds, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, mortality, morbidity, resolutions, premium rate increases, benefit change elections, and persistency, could result in a material impact to our reserves.

As a result of the execution of reinsurance transactions related to our Closed Block individual disability and long-term care lines of business, we have ceded a significant portion of this business.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.
Operating Results

(in millions of dollars)
	Year Ended December 31
	2025	% Change	2024	% Change	2023
Operating Revenue
Net Investment Income	$93.8	60.1%	$58.6	(41.3)%	$99.8
Other Income	0.4	(69.2)	1.3	(60.6)	3.3
Total	94.2	57.3	59.9	(41.9)	103.1

Interest, Debt, and Other Expenses	389.6	46.2	266.4	6.8	249.5

Loss Before Income Tax and Net Investment Gains and Losses	(295.4)	43.1	(206.5)	41.1	(146.4)
Settlement Loss on the U.S. Pension Plan Annuity Purchase	103.8	100.0	—	—	—
Accelerated Charitable Contribution	20.0	100.0	—	—	—
Loss on Legal Settlement	—	(100.0)	15.3	100.0	—
Adjusted Operating Loss	$(171.6)	(10.3)	$(191.2)	30.6	$(146.4)

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Adjusted operating loss, excluding the settlement loss on the U.S. pension plan annuity purchase, the accelerated charitable contribution, and the loss on legal settlement, decreased in 2025 relative to 2024, due primarily to increased net investment income, which was driven by an increase in the level of invested assets and an increase in miscellaneous investment income.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Adjusted operating loss, excluding the loss on legal settlement, increased in 2024 relative to 2023, due primarily to decreased net investment income, which was driven by increased allocations to our lines of business.

See "Executive Summary” contained herein in this Item 7 and Notes 11 and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the settlement loss on the U.S. pension plan annuity purchase, the accelerated charitable contribution, and the loss on legal settlement.

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

Investments

Overview

Our investment portfolio is well diversified by type of investment and industry sector. We have established an investment strategy that we believe will provide adequate cash flows from operations and allow us to hold our securities through periods where significant decreases in fair value occur. We believe our emphasis on risk management in our investment portfolio has positioned us well and generally reduced the volatility in our results.

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

Reinsurance Transactions

As a part of the Fortitude Re reinsurance transaction, which closed during the third quarter of 2025, we transferred fixed maturity securities with a fair value of $3,230.1 million to Fortitude Re. As a result of the transaction, we recognized a net loss of $46.8 million for the year ended December 31, 2025. Although we transferred a significant portion of our fixed maturity securities portfolio as part of this transaction, the overall credit profile of our remaining portfolio did not change. See "Executive Summary" for further information on the Fortitude Re reinsurance transaction contained herein in this Item 2.

In February 2025, First Unum Life Insurance Company (First Unum), a wholly owned insurance subsidiary, entered into a reinsurance agreement with Provident, a wholly owned insurance subsidiary, to cede, on a coinsurance with funds withheld basis, 100 percent of the long-term care business of First Unum effective January 1, 2025. Also, in February 2025, First Unum received regulatory approval for, and paid, an extraordinary dividend of $630 million to Unum Group. As a part of the funding of the dividend, fixed maturity securities with a fair value of $81.8 million and an amortized cost of $100.9 million were sold, resulting in a $19.1 million net loss for the year ended December 31, 2025.

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of December 31, 2025

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,189.1	$(76.4)	$1,099.9	$121.5	$1,089.2	$45.1
Capital Goods	2,854.6	(78.8)	1,512.6	153.5	1,342.0	74.7
Communications	1,994.6	(49.4)	915.0	136.9	1,079.6	87.5
Consumer Cyclical	1,204.6	(72.9)	837.2	95.2	367.4	22.3
Consumer Non-Cyclical	5,594.0	(384.9)	3,744.5	502.5	1,849.5	117.6
Energy	2,170.6	42.0	652.7	63.6	1,517.9	105.6
Financial Institutions	3,642.5	(219.3)	2,520.6	254.7	1,121.9	35.4
Mortgage/Asset-Backed[1]	1,179.3	(8.0)	481.9	17.3	697.4	9.3
Sovereigns	870.3	(138.5)	582.8	157.3	287.5	18.8
Technology	1,346.1	(100.2)	952.1	115.2	394.0	15.0
Transportation	1,473.9	(92.2)	917.2	116.5	556.7	24.3
U.S. Government Agencies and Municipalities	3,603.1	(391.4)	2,317.8	482.4	1,285.3	91.0
Public Utilities	4,933.9	(114.7)	2,352.4	290.1	2,581.5	175.4
Total	$33,056.6	$(1,684.7)	$18,886.7	$2,506.7	$14,169.9	$822.0
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of December 31, 2025 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2025. The decrease in the unrealized loss on fixed maturity securities during 2025 was due primarily to a decrease in U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2025				2024
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$39.3	$14.3	$11.1	$38.1	$188.9
> 90 <= 180 days	12.8	3.0	37.1	111.7	56.6
> 180 <= 270 days	2.6	14.7	93.1	46.0	1.1
> 270 days <= 1 year	12.5	42.6	65.5	1.1	13.2
> 1 year <= 2 years	116.0	72.3	28.6	42.9	58.8
> 2 years <= 3 years	44.4	36.1	179.0	342.4	1,553.6
> 3 years	1,539.0	1,608.4	1,553.8	1,467.7	497.6
Sub-total	1,766.6	1,791.4	1,968.2	2,049.9	2,369.8

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	—	—	3.9	—
> 180 <= 270 days	0.4	—	4.1	—	—
> 270 days <= 1 year	—	4.0	—	—	—
> 1 year <= 2 years	4.9	2.0	1.0	—	—
> 2 years <= 3 years	—	46.8	54.1	53.7	326.1
> 3 years	644.4	562.3	719.2	674.8	498.4
Sub-total	649.7	615.1	778.4	732.4	824.5

Fair Value <= 40% of Amortized Cost

> 180 <= 270 days	—	—	—	—	2.0
> 270 days <= 1 year	—	—	—	2.0	2.0
> 1 year <= 2 years	—	—	—	1.9	—
> 2 years <= 3 years	—	—	—	36.6	34.9
> 3 years	41.7	57.0	51.2	10.5	3.0
Sub-total	41.7	57.0	51.2	51.0	41.9

Total	$2,458.0	$2,463.5	$2,797.8	$2,833.3	$3,236.2

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2025				2024
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.5	$0.2	$0.3	$3.4	$4.8
> 90 <= 180 days	0.3	—	0.8	3.9	1.2
> 180 <= 270 days	—	1.5	3.8	0.4	—
> 270 days <= 1 year	1.5	2.0	0.1	—	0.1
> 1 year <= 2 years	0.4	—	0.1	0.1	0.1
> 2 years <= 3 years	—	—	—	9.4	38.2
> 3 years	38.0	36.8	41.9	31.3	13.4
Sub-total	40.7	40.5	47.0	48.5	57.8

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	2.5	—	—	—	—
> 2 years <= 3 years	—	—	—	—	16.4
> 3 years	5.2	9.0	8.0	19.0	3.3
Sub-total	7.7	9.0	8.0	19.0	19.7

Fair Value <= 40% of Amortized Cost

> 3 years	0.3	0.3	3.8	0.3	0.3
Sub-total	0.3	0.3	3.8	0.3	0.3

Total	$48.7	$49.8	$58.8	$67.8	$77.8

At December 31, 2025, we held 31 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of December 31, 2025

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Basic Industry	$160.8	$(37.6)	3
Capital Goods	126.3	(32.8)	3
Communications	392.9	(77.6)	6
Consumer Cyclical	181.2	(31.4)	2
Consumer Non-Cyclical	208.3	(41.4)	3
Energy	77.1	(10.8)	1
Financial Institutions	47.5	(26.6)	2
Sovereigns	532.2	(143.3)	2
Technology	191.4	(30.3)	2
Transportation	100.3	(37.5)	3
Public Utilities	273.9	(67.5)	4
Total	$2,291.9	$(536.8)	31

At December 31, 2025, we held no below investment-grade fixed maturity securities with a gross unrealized loss greater than $10.0 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At December 31, 2025, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to higher interest rates, wider credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

During the fourth quarter of 2025, we incurred a realized loss of $14.0 million related to the sale of fixed maturity securities from a single issuer in the communications sector. The loss on disposal was offset by the release of a previously recognized $11.2 million credit allowance, resulting in a net loss of $2.8 million. During the second quarter of 2025, in a separate transaction involving another single issuer in the communications sector, we recognized a realized loss of $13.4 million on the sale of fixed maturity securities. We had no other individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the years ended 2025, 2024 or 2023.

As of December 31, 2025, the amortized cost, net of allowance for credit losses, and fair value of our below-investment-grade fixed maturity securities was $1,229.2 million and $1,208.6 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio decreased from 3.1 percent at December 31, 2024 to 2.8 percent at December 31, 2025 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,109.5 million and $2,224.5 million at December 31, 2025 and 2024, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $15.9 million and $16.1 million at December 31, 2025 and 2024, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types.

Due to conservative underwriting, the incidence of non-performing mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held no specifically identified impaired mortgage loans at December 31, 2025. As of December 31, 2024, we held one specifically identified impaired mortgage loan with an aggregate carrying value of $9.2 million.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,456.3 million and $1,450.6 million at December 31, 2025 and 2024, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $91.2 million, $103.1 million, and $78.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $756.7 million of commitments for additional investments in the partnerships at December 31, 2025 which may or may not be funded.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, and total return swaps. As of December 31, 2025, we had $3,818.2 million in notional amount of derivatives outstanding, of which $2,603.0 million is related to management of reinvestment risk in our long-term care product line, $1,060.4 million is related to management of foreign currency risk related to foreign denominated investments and $154.8 million is economically hedging a portion of the liability related to our non-qualified defined contribution plan. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. We had no credit exposure on derivatives at December 31, 2025. The carrying value of fixed maturity securities and cash collateral received from our counterparties was $4.2 million and $1.6 million, respectively, at December 31, 2025. The carrying value of fixed maturity securities posted as collateral to our counterparties was $244.3 million at December 31, 2025. There was no cash posted as collateral to our counterparties at December 31, 2025. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.

See Notes 1, 2, 3, and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our investments and derivative financial instruments.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed.  As of December 31, 2025, Unum Group and our intermediate holding companies had available holding company liquidity of $2,344.1 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset backed securities. No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As a part of the Fortitude Re reinsurance transaction, which closed in July 2025, we transferred $935.5 million of cash as well as fixed maturity securities with a fair value totaling $3,230.1 million and accrued investment income of $47.1 million. See "Executive Summary" and "Investments" contained herein in Item 7, and Notes 3 and 14 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the Fortitude Re reinsurance transaction.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. During the twelve months ended December 31, 2025, we repurchased 13.6 million shares at a cost of $1,000.0 million, excluding commissions and excise tax.

Our board of directors has authorized the following repurchase programs:

	December 2025 Authorization	February 2025 Authorization[1]	July 2024 Authorization[2]
	(in millions)
Effective Date	January 1, 2026	April 1, 2025	August 1, 2024
Expiration Date	None	December 31, 2025	March 31, 2025
Authorized Repurchase Amount	$1,000.0	$1,000.0	$1,000.0
Cost of Shares Repurchased Under Repurchase Program	—	800.0	706.8
Unused and Expired	—	200.0	293.2
Remaining Repurchase Amount at December 31, 2025	Not yet effective	$—	$—

[1]Concurrent with the announcement of the December 2025 repurchase program, we also announced the termination of the February 2025 program as of December 31, 2025, and any unused amounts under that program will expire as of that date.

[2]Concurrent with the announcement of the February 2025 repurchase program, we also announced the termination of the July 2024 program as of March 31, 2025, and any unused amounts under that program expired as of that date.

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
Unum America cedes blocks of long-term care business to Fairwind, which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Fairwind did not pay dividends in 2025. Unum Group did not make contributions to Fairwind in 2025 and we do not expect to make contributions to Fairwind during 2026.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at December 31, 2025 are in line with our expectations and are significantly above the level that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of U.K. Solvency II, the system of prudential regulation applying in the U.K., which prescribes capital requirements and risk management standards for the U.K. insurance industry. Our U.K. holding company is also subject to the U.K. Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum UK Solvency II Group), which includes Unum Limited, are subject to group and individual supervision under U.K. Solvency II. The Unum UK Solvency II Group has permission from the PRA to use certain adjustments as well as a transitional measure which applies until January 2032. The Unum UK Solvency II Group also has permission to use its own internal model for calculating regulatory capital.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

The amount available during 2025 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes Fairwind, was approximately $1,383 million. During 2025, Unum Group has received $1,547.1 million in dividends, including $1,396.0 million paid in cash and $151.1 million paid in fixed maturity securities from Unum Group's traditional U.S. insurance subsidiaries. Of the total dividends, $787.9 million, including $662.8 million paid in cash and $125.1 million paid in fixed maturity securities, were considered extraordinary dividends. The extraordinary dividends include $630.0 million received from First Unum in February 2025. Regulatory approval for this dividend was received following the execution of a reinsurance agreement between First Unum and Provident to cede, on a coinsurance with funds withheld basis, 100 percent of the long-term care business of First Unum to Provident, effective January 2025. During 2025, Unum Limited declared and paid dividends of £160.0 million to Unum Group through an intermediate U.K holding company, Unum European Holding Company Limited.

During 2026, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. Approximately $631.4 million is available, without prior approval by regulatory authorities, during 2026 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurer.

Approximately £125 million is available to be distributable from Unum Limited during 2026. The actual amount distributable during 2026 will depend on experience, including the impact of market movements, and is subject to local requirements, as well as regulatory and other business considerations.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group, which does not apply to our current entity structure.

Funding for Employee Benefit Plans

During the twelve months ended December 31, 2025, we made contributions of $85.4 million to our U.S. defined contribution plan and expect to make contributions of approximately $89 million during 2026. During the twelve months ended December 31, 2025, we made contributions of $10.3 million to our U.S. non-qualified defined benefit pension plan and expect to make contributions of approximately $10 million to fund benefit payments in 2026. We had no regulatory contribution requirements for our U.S. qualified defined benefit pension plans and made no voluntary contributions during the twelve months ended December 31, 2025. We expect to make approximately $15 million in contributions for our U.S. qualified defined benefit pension plan in 2026 as a result of regulatory requirements and we reserve the right to make additional voluntary contributions during 2026. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act.

During the twelve months ended December 31, 2025, we made contributions of £5.5 million to our U.K. defined contribution plan and expect to make contributions of approximately £6 million during 2026. We made regulatory contributions of £14.6 million in our U.K. defined benefit pension plan during the twelve months ended December 31, 2025 and expect to make approximately £2 million in regulatory contributions during 2026.

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

Debt, Term Loan Facility, Credit Facilities and Other Sources of Liquidity

Our long-term debt balance at December 31, 2025 was $3,767.6 million, net of a net discount of $129.2 million and deferred debt issuance costs of $36.7 million, and is comprised of our unsecured senior notes, unsecured medium-term notes, and junior subordinated debt securities.

In November 2025, we issued $300.0 million of 5.250% senior notes due 2035. The net proceeds from the issuance were used to replace cash and cash equivalents used to repay the $275.0 million aggregate principal amount of 3.875% senior notes which matured in November 2025 as well as for other general corporate purposes.

In April 2025, we and certain of our traditional U.S. life insurance subsidiaries, Unum America, Provident and Colonial Life & Accident, amended and restated the terms of our existing credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The revolving credit facility, which was previously set to expire in 2027, was extended through April 2030. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Other of our domestic wholly-owned subsidiaries are permitted to join the credit facility as borrowers, subject to certain conditions. Any obligation of a subsidiary under the credit facility is subject to an unconditional guarantee by Unum Group. At December 31, 2025, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $1.3 million had been issued.

We have a five-year £75.0 million senior unsecured standby letter of credit facility with a different syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in July 2026. We have an additional five-year, £75.0 million senior unsecured standby letter of credit facility pursuant to which a standby letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in December 2028. At December 31, 2025, no amounts have been borrowed under the standby credit facilities or letters of credit issued in favor of Unum Limited.

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

Cash Requirements

As previously discussed, cash is applied primarily to the payment of policy benefits, costs of acquiring new business (principally commissions), operating expenses, and taxes, as well as purchases of investments. We have established an investment strategy that we believe will provide for adequate cash flows from operations to meet cash payment requirements. Summarized below are our estimated material cash requirements, both in the short-term (within 12 months) and the long-term (beyond 12 months) resulting from contractual obligations as of December 31, 2025:

•Policyholder liabilities, which exclude the effect of change in discount rate assumptions on future policy benefits and therefore differs from the amounts shown in the consolidated balance sheet, totaled $46,488.8 million, of which $4,354.2 million is estimated to be paid in 2026. We also maintain reinsurance agreements for which the recoverable under those agreements totaled $15,420.7 million of which $1,384.7 million is estimated to offset related policyholder liability payments in 2026. Policyholder liabilities and the related reinsurance recoverable represent the projected payout of the current in-force policyholder liabilities and the expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. We utilize extensive liability modeling to project future cash flows from the in-force business. The primary assumptions used to project future cash flows are discount rate, claim resolution rate, incidence rate, and policyholder lapse and mortality. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly over time.
•Payments related to our debt and our facility agreements, which include contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheets, totaled $7,548.1 million, of which $210.8 million in interest and principal payments is estimated to be paid in 2026.
•Investment commitments include $87.5 million to fund certain private placement fixed maturity securities, which is estimated to be paid in 2026 based on the expiration date of the commitments. In addition, $756.7 million is committed in additional capital contributions to certain private equity partnerships which are due upon satisfaction of contractual notice from the partnership. These commitments may or may not be funded and are therefore not recorded on our consolidated balance sheets.
•Pensions and OPEB, which include commitments related to our defined benefit pension and postretirement plans for our employees, including our non-qualified pension plan, totaled $544.9 million, of which $35.5 million is estimated to be paid in 2026. Pension plan obligations, other than the non-qualified plan, represent our contributions to the pension plans and are projected based on the expected future minimum contributions as required under current U.S. and U.K. legislative funding requirements. Non-qualified pension plan and other postretirement benefit obligations represent the expected benefit payments related to these plans which we expect to pay, as incurred, from our general assets.
•Amounts owed to reinsurers totaled $383.7 million of which $131.1 million is estimated to be paid in 2026.
•Payables for general operating expenses and deferred compensation liabilities totaled $497.6 million of which $326.4 million is estimated to be paid in 2026.
•Obligations to return advances received from the FHLB and to return unrestricted cash collateral to our securities lending and derivative counterparties totaled $721.4 million of which $126.5 million is estimated to be repaid in 2026.
•Commissions due totaled $165.5 million all of which is estimated to be paid in 2026.
•We also have obligations with outside parties for computer data processing services, software maintenance agreements, and consulting services of $239.7 million, of which $107.7 million is estimated to be paid in 2026.
•Operating lease payments representing the amount of undiscounted minimum lease payments due totaled $90.8 million of which $22.4 million is estimated to be paid in 2026.

See "Critical Accounting Estimates" and "Investments" contained herein in this Item 7 and Notes 2, 3, 4, 6, 10, 11, 14, and 17 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our various commitments and obligations.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of December 31, 2025, we held $76.1 million of cash collateral from securities lending agreements. The average balance for securities lending agreements which were collateralized by cash during the year ended December 31, 2025 was $57.2 million, and the maximum amount outstanding at any month end was $109.0 million. In addition, at December 31, 2025, we had $34.1 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the year ended December 31, 2025 was $30.2 million, and the maximum amount outstanding at any month end was $41.2 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at December 31, 2025, nor did we utilize any securities repurchase agreements during 2025. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of December 31, 2025, we owned $40.7 million of FHLB common stock and had outstanding advances of $643.8 million from the regional FHLBs which were used for the purpose of investing in either short-term investments, matched fixed maturity securities, or matched commercial mortgage loans. As of December 31, 2025, we have additional borrowing capacity of approximately $707.0 million from the FHLBs.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Consolidated Cash Flows

(in millions of dollars)
	Year Ended December 31
	2025	2024	2023
Net Cash Provided by Operating Activities	$687.7	$1,513.2	$1,202.8
Net Cash Provided (Used) by Investing Activities	548.9	(344.4)	(725.9)
Net Cash Used by Financing Activities	(1,241.2)	(1,152.0)	(450.1)
Net Increase (Decrease) in Cash and Bank Deposits	$(4.6)	$16.8	$26.8

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

The variance in the change in insurance liabilities to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for 2025, 2024, and 2023 was due primarily to the reserve assumption updates that occurred in the third quarters of 2025, 2024, and 2023. Also included in operating cash flows for 2025 was $945.3 million of cash paid to the reinsurer in the Fortitude Re reinsurance transaction. See Notes 6 and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information on reserve assumption updates and on the Fortitude Re reinsurance transaction, respectively.

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

During 2025, in preparation for the Fortitude Re reinsurance transaction, fixed maturity securities with a fair value of $151.6 million were sold. Also during 2025, fixed maturity securities with a fair value of $81.8 million were sold related to the funding of an extraordinary dividend from a wholly owned insurance subsidiary to Unum Group.

During 2024, we received proceeds of $271.0 million from the sale of a portfolio of principal and interest strips of U.S. Treasury securities received as a result of exercising our issuance right under the facility agreement with a Delaware statutory trust (the P-Caps Trust).

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
Cash used to repurchase shares of Unum Group's common stock during 2025, 2024, and 2023 was $1,010.3 million, $972.9 million, and $250.1 million, respectively. During 2025, 2024, and 2023 we paid dividends of $306.2 million, $296.5 million, and $277.1 million, respectively, to holders of Unum Group's common stock.
During 2025, we issued $300.0 million of 5.250% senior notes due 2035 and received proceeds of $296.0 million. The net proceeds from the issuance were used to replace cash and cash equivalents used to repay the $275.0 million aggregate principal amount of 3.875% senior notes which matured in November 2025 as well as for other general corporate purposes.
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

There have been no other changes in the rating agencies' outlooks or ratings during 2025 or in 2026 prior to the date of this filing.

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

Interest Rate Risk

Our exposure to interest rate changes results from our holdings of financial instruments such as fixed rate investments, forward benchmark interest rate locks, and interest sensitive liabilities. Fixed rate investments include fixed maturity securities, mortgage loans, policy loans, and short-term investments. Fixed maturity securities include, but may not be limited to, U.S. and foreign government bonds, securities issued by government agencies, municipal bonds, public utility bonds, corporate bonds, mortgage-backed and asset-backed securities, and redeemable preferred stock, certain of which are subject to risk resulting from interest rate fluctuations. Certain of our financial instruments, such as fixed maturity securities, are carried at fair value in our consolidated balance sheets. The fair value of these financial instruments can be affected by changes in interest rates. A rise in interest rates may further increase the net unrealized loss related to these financial instruments, but may improve our ability to earn higher rates of return on new purchases of fixed maturity securities. Conversely, a decline in interest rates may decrease the net unrealized loss, but new securities may be purchased at lower rates of return. Although changes in fair value of fixed maturity securities due to changes in interest rates may impact amounts reported in our consolidated balance sheets, these changes will not cause an economic gain or loss unless we sell investments or determine that an investment is impaired. Our forward benchmark interest rate locks are also carried at fair value on our consolidated balance sheets. The fair value of these derivatives can also be affected by changes in interest rates as a rise in interest rates may further increase the net unrealized loss related to these derivatives and conversely a decline in interest rates may decrease the net unrealized loss related to these derivatives. Although changes in the fair value of our forward benchmark interest rate locks due to changes in interest rates may impact amounts reported in our consolidated balance sheets and ultimately the amounts we owe or will receive at the termination or maturity of each derivative, our usage of these derivatives allows us to reduce uncertainty in the reinvestment of future cash flows associated with certain of our product lines.

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

We measure our insurance liabilities and financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2025 and 2024 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our insurance liabilities and financial instruments at December 31, 2025 and 2024 are shown as follows:

	December 31, 2025
(in millions of dollars)	Notional Amount of Derivatives	Fair Value (FV)[2]	Hypothetical
			FV + 100 BP2	Change in FV2
Assets
Fixed Maturity Securities[1]		$33,056.6	$30,475.4	$(2,581.2)
Mortgage Loans		1,965.1	1,871.3	(93.8)
Policy Loans, Net of Reinsurance Ceded		385.7	359.4	(26.3)
Reinsurance Recoverable[2]		10,318.5	9,222.4	(1,096.1)

Liabilities
Future Policy Benefits[2]		$(38,017.0)	$(34,164.4)	$3,852.6
Debt		(3,641.4)	(3,313.7)	327.7

Derivatives[1]
Forward Benchmark Interest Rate Locks	$2,603.0	$(220.6)	$(474.5)	$(253.9)

	December 31, 2024
(in millions of dollars)	Notional Amount of Derivatives	Fair Value[2]	Hypothetical
			FV + 100 BP2	Change in FV2
Assets
Fixed Maturity Securities[1]		$35,629.9	$32,889.9	$(2,740.0)
Mortgage Loans		1,975.4	1,877.0	(98.4)
Policy Loans, Net of Reinsurance Ceded		359.3	334.7	(24.6)
Reinsurance Recoverable[2]		8,296.4	7,520.0	(776.4)

Liabilities
Future Policy Benefits[2]		$(36,806.4)	$(32,947.1)	$3,859.3
Debt		(3,564.3)	(3,244.5)	319.8

Derivatives[1]
Forward Benchmark Interest Rate Locks	$2,570.0	$(219.8)	$(463.9)	$(244.1)

1These financial instruments are carried at fair value in our consolidated balance sheets. Changes in fair value resulting from changes in interest rates may affect the fair value at which the item is reported in our consolidated balance sheets. The corresponding offsetting change is reported in other comprehensive income or loss, net of income tax.

2 We are required to update the discount rate assumptions related to our future policy benefits and related reinsurance recoverable at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. As such, the value of certain of our insurance liabilities may be adversely affected by changes in the single-A interest rate environment which could impact the valuation of our future policy benefits and related reinsurance recoverable.

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

Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with those assumed in the pricing of our insurance products. Assets are invested predominantly in fixed maturity securities. We estimate that we will have approximately $2.7 billion of investable cash flows in 2026. Assuming interest rates and credit spreads remain constant at the January 2026 market levels throughout the remainder of 2026 and 2027, our net investment income would increase by an immaterial amount in both 2026 and 2027 as a result of the investment of cash flows at levels above our current portfolio rate. This interest rate scenario does not give consideration to the effect of other factors which could impact these results, such as changes in the bond market and changes in hedging strategies and positions, nor does it consider the potential change to our discount rate reserve assumptions and any mitigating factors such as pricing adjustments.

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

Assuming the pound to dollar year-end exchange rate decreased 10 percent from the December 31, 2025 and 2024 levels, accumulated other comprehensive income or loss, as reported in U.S. dollars, would have been lower by approximately $117 million and $120 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2025 and 2024, net income, as reported in U.S. dollars, would have decreased approximately $9 million and $10 million, respectively. Our Polish operations are currently not a significant portion of our overall operations and any changes in the dollar exchange rate would not represent a material impact to our reported financial results in U.S. dollars.

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

•Risk-aware culture and governance
•Risk appetite
•Risk identification and prioritization
•Risk reporting
•Risk management and modeling

Our ERM framework is the ongoing system of people, processes, and tools across our Company under which we intend to function consistently and collectively to identify and assess risks and opportunities, to manage all material risks within our risk appetite, and to contribute to strategic decision making. With the goal of maximizing shareholder value, the primary objectives of our ERM framework are to support Unum Group in meeting its operational and financial objectives, which include maintaining liquidity, optimizing capital, and protecting franchise value.

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

Risk Appetite

Our risk appetite reflects acceptable boundaries for the risks we are willing to assume and the acceptable boundaries for uncertainty in achieving our strategic objectives. The risk appetite statement defines our approach to risk taking and guides decision making as to the amount and types of risks we assume in fulfilling our purpose and advancing our strategy. The assessment is at the enterprise level and often qualitative and principles based.

We regularly use assessment techniques that are suitable for the specific nature of the risk being assessed. Risk tolerances are defined to give the lines of business a measure of the level of uncertainty we are comfortable with as well as trade-offs we are willing or unwilling to accept in meeting these objectives. Quantitative specifications are made where possible, generally regarding aggregate capital metrics. Business segments align with the risk appetite through process, policies, and operating procedures and through monitoring of operational metrics. Where appropriate, specific quantitative boundaries are used to establish and measure against risk appetite articulated in the statement.

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

Risk Reporting

Regular internal and external risk reporting is an integral part of our ERM framework. Internally, ERM reports are a standard part of our quarterly senior management and board meetings. The reports summarize our existing and emerging risk exposures, as well as report against the tolerances and limits defined by our risk appetite statement.

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

Risk Management and Modeling

The ERM framework takes a decentralized approach to risk management that relies on the three lines of defense described above. The second line plays an important role in providing reliable, current, timely, and actionable information about the uncertainties that might affect the achievement of our objectives. The ERM framework aggregates a combination of qualitative and quantitative measures to inform our assessment at the enterprise level.

To support assessments of risks, both the first and second line utilize stress testing and scenario analysis for risk management and to shape our business, financial, and strategic planning activities. Both are key components of our risk appetite framework and play an important role in monitoring, assessing, managing, and mitigating our primary risk exposures, which we evaluate over multiple time horizons.

The ability to manage our baseline risks and run stress and scenario analysis relies on numerous capital and financial models. These models aid us in making significant business decisions including strategic planning, capital management, risk limit determination, reinsurance purchases, hedging activities, asset allocation, pricing, and corporate development. We aim to constantly improve our capital modeling techniques and methodologies that are used to determine a level of capital that is commensurate with our risk profile and to ensure compliance with evolving regulatory and rating agency requirements. To provide controls on development and use of our key models, we maintain a model risk framework for all financial models.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Unum Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unum Group and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

Long-Term Care Liability for Future Policy Benefits
Description of the Matter
The Company's liability for individual and group long-term care future policy benefits is $16.7 billion of the $38.0 billion of Future Policy Benefits on the consolidated balance sheet as of December 31, 2025.

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

Chattanooga, Tennessee
February 17, 2026

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2025	2024
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $34,747.2; $38,269.9; allowance for credit losses of $5.9; $2.8)	$33,056.6	$35,629.9
Mortgage Loans (net of allowance for credit losses of $15.9; $16.1)	2,109.5	2,224.5
Policy Loans	3,668.1	3,617.2
Other Long-term Investments	1,670.4	1,694.4
Short-term Investments	3,016.2	2,540.3
Total Investments	43,520.8	45,706.3

Other Assets
Cash and Bank Deposits	158.2	162.8
Accounts and Premiums Receivable (net of allowance for credit losses of $26.1; $26.8)	1,429.8	1,459.0
Reinsurance Recoverable (net of allowance for credit losses of $1.4; $1.5)	11,574.6	8,296.4
Accrued Investment Income	596.0	649.8
Deferred Acquisition Costs	2,920.3	2,842.8
Goodwill	353.9	349.1
Property and Equipment	503.7	487.6
Deferred Income Tax	79.5	369.7
Other Assets	2,382.6	1,635.8

Total Assets	$63,519.4	$61,959.3

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2025	2024
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$38,017.0	$36,806.4
Policyholders' Account Balances	5,636.4	5,633.7
Unearned Premiums	412.8	384.0
Other Policyholders’ Funds	1,479.7	1,526.7
Income Tax Payable	52.2	226.5
Deferred Income Tax	38.8	31.0
Short-term Debt	—	274.6
Long-term Debt	3,767.6	3,465.2
Other Liabilities	2,995.8	2,650.1

Total Liabilities	52,400.3	50,998.2

Commitments and Contingent Liabilities - Note 16

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 196,194,941 and 195,460,723 shares	19.6	19.5
Additional Paid-in Capital	1,593.0	1,489.6
Accumulated Other Comprehensive Loss	(1,808.5)	(2,523.7)
Retained Earnings	13,345.3	12,914.0
Treasury Stock - at cost: 30,500,524 and 16,871,752 shares	(2,030.3)	(938.3)

Total Stockholders' Equity	11,119.1	10,961.1

Total Liabilities and Stockholders' Equity	$63,519.4	$61,959.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars, except share data)
Revenue
Premium Income	$10,831.0	$10,497.4	$10,046.0
Net Investment Income	2,032.7	2,130.0	2,096.7
Net Investment Loss	(106.6)	(34.6)	(36.0)
Other Income	318.4	294.5	279.2
Total Revenue	13,075.5	12,887.3	12,385.9

Benefits and Expenses
Policy Benefits	7,626.2	7,480.2	7,311.9
Policy Benefits - Remeasurement Loss (Gain)	439.1	(562.3)	(54.8)
Commissions	1,355.3	1,258.6	1,170.1
Interest and Debt Expense	208.8	201.1	194.8
Deferral of Acquisition Costs	(697.1)	(651.5)	(632.2)
Amortization of Deferred Acquisition Costs	527.1	521.0	481.4
Compensation Expense	1,183.6	1,166.2	1,162.6
Other Expenses	1,499.0	1,222.7	1,112.0
Total Benefits and Expenses	12,142.0	10,636.0	10,745.8

Income Before Income Tax	933.5	2,251.3	1,640.1

Income Tax Expense (Benefit)
Current	71.7	432.1	452.0
Deferred	123.3	40.1	(95.7)
Total Income Tax Expense	195.0	472.2	356.3

Net Income	$738.5	$1,779.1	$1,283.8

Net Income Per Common Share
Basic	$4.28	$9.49	$6.53
Assuming Dilution	$4.27	$9.46	$6.50
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Net Income	$738.5	$1,779.1	$1,283.8

Other Comprehensive Income
Change in Net Unrealized Loss on Securities (net of tax expense (benefit) of $200.4; $(226.6); $300.6)	752.1	(836.1)	1,109.3
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense (benefit) of $(66.2); $488.9; $(256.5))	(255.5)	1,833.8	(962.3)
Change in Net Loss on Derivatives (net of tax benefit of $3.1; $51.5; $17.0)	(8.1)	(197.0)	(64.1)
Change in Foreign Currency Translation Adjustment (net of tax expense of $0.1; $1.1; $0.9)	97.4	(21.9)	69.0
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $35.6; $12.0; $(2.7))	129.3	5.5	(11.6)
Total Other Comprehensive Income	715.2	784.3	140.3

Comprehensive Income	$1,453.7	$2,563.4	$1,424.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$19.5	$19.4	$30.8
Common Stock Activity	0.1	0.1	0.1
Retirement of Treasury Stock	—	—	(11.5)
Balance at End of Year	19.6	19.5	19.4

Additional Paid-in Capital
Balance at Beginning of Year	1,489.6	1,547.8	2,441.0
Repurchase of Common Stock	80.3	(80.3)	—
Retirement of Treasury Stock	—	—	(914.5)
Other Common Stock Activity	23.1	22.1	21.3
Balance at End of Year	1,593.0	1,489.6	1,547.8

Accumulated Other Comprehensive Loss
Balance at Beginning of Year	(2,523.7)	(3,308.0)	(3,448.3)
Other Comprehensive Income	715.2	784.3	140.3
Balance at End of Year	(1,808.5)	(2,523.7)	(3,308.0)

Retained Earnings
Balance at Beginning of Year	12,914.0	11,431.5	13,141.3
Net Income	738.5	1,779.1	1,283.8
Dividends to Stockholders (per common share: $1.76; $1.57; $1.39)	(307.2)	(296.6)	(277.1)
Retirement of Treasury Stock	—	—	(2,716.5)
Balance at End of Year	13,345.3	12,914.0	11,431.5

Treasury Stock
Balance at Beginning of Year	(938.3)	(39.3)	(3,429.8)
Repurchases of Common Stock	(1,092.0)	(899.0)	(252.0)
Retirement of Treasury Stock	—	—	3,642.5
Balance at End of Year	(2,030.3)	(938.3)	(39.3)

Total Stockholders' Equity at End of Year	$11,119.1	$10,961.1	$9,651.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$738.5	$1,779.1	$1,283.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	529.4	623.9	602.7
Change in Deferred Acquisition Costs	(170.0)	(130.5)	(150.8)
Change in Insurance Liabilities	437.3	(780.9)	(313.2)
Change in Income Taxes	(22.6)	97.6	(84.3)
Change in Other Accrued Liabilities	(112.4)	(32.3)	(74.8)
Non-cash Components of Net Investment Income	(223.0)	(248.9)	(240.3)
Net Investment Loss	106.6	34.6	36.0
Depreciation	123.0	116.1	108.8
Cash Related to Reinsurance Transaction	(945.3)	—	—
Settlement Loss on the U.S. Pension Plan Annuity Purchase	103.8	—	—
Amortization of the Cost of Reinsurance	116.7	41.4	44.1
Amortization of the Deferred Gain on Reinsurance	(9.0)	—	—
Other, Net	14.7	13.1	(9.2)
Net Cash Provided by Operating Activities	687.7	1,513.2	1,202.8

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	822.7	877.3	1,062.7
Proceeds from Maturities of Fixed Maturity Securities	2,131.7	1,483.0	1,578.1
Proceeds from Sales and Maturities of Other Investments	506.4	332.1	360.0
Purchases of Fixed Maturity Securities	(2,393.6)	(2,001.7)	(2,991.4)
Purchases of Other Investments	(361.2)	(319.1)	(361.2)
Net Purchases of Short-term Investments	(355.7)	(842.1)	(141.0)
Net Increase (Decrease) in Payables for Collateral on Investments	330.9	251.8	(98.3)
Net Purchases of Property and Equipment	(132.3)	(125.7)	(134.8)
Net Cash Provided (Used) by Investing Activities	548.9	(344.4)	(725.9)

Cash Flows from Financing Activities
Short-term Debt Repayment	(275.0)	—	(2.0)
Issuance of Long-term Debt	296.0	391.6	—
Long-term Debt Repayment	—	(350.0)	—
Issuance of Common Stock	5.1	6.0	5.2
Repurchase of Common Stock	(1,010.3)	(972.9)	(250.1)
Dividends Paid to Stockholders	(306.2)	(296.5)	(277.1)
Proceeds from Policyholders' Account Deposits	124.1	133.2	143.4
Payments for Policyholders' Account Withdrawals	(88.5)	(82.7)	(87.0)
Cash Received Related to Active Life Volatility Cover Agreement	17.4	26.7	18.6
Other, Net	(3.8)	(7.4)	(1.1)
Net Cash Used by Financing Activities	(1,241.2)	(1,152.0)	(450.1)

Net Increase (Decrease) in Cash and Bank Deposits	(4.6)	16.8	26.8

Cash and Bank Deposits at Beginning of Year	162.8	146.0	119.2

Cash and Bank Deposits at End of Year	$158.2	$162.8	$146.0
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

We have three core operating segments: Unum US, Unum International, and Colonial Life. Our other operating segments are Closed Block and Corporate. See Note 15 for further discussion of our operating segments.

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

Policy Loans: Policy loans are presented at the unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $3,353.8 million and $3,313.6 million of policy loans ceded to reinsurers at December 31, 2025 and 2024, respectively.

Other Long-term Investments: Other long-term investments are comprised primarily of private equity partnerships, real estate, perpetual preferred stock, common stock, and derivatives - which are described in "Derivative Financial Instruments" below.

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

Short-term Investments: Short-term investments are carried at amortized cost. Short-term investments include investments maturing within one year of purchase, such as corporate commercial paper and Treasury bills, bank term deposits, and other cash accounts and cash equivalents earning interest.

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

The allowance on our premiums receivable is primarily determined using an aging analysis as well as historical lapse and delinquency rates by product line, adjusted for key factors that may impact our future expectation of premium receipts such as changes in customer demographics, business practices, economic conditions, and product offerings. We write off premiums receivable amounts when determined to be uncollectible, which is based on various factors, including the aging of premiums

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

receivable past the due date and specific communication with customers. At December 31, 2025 and 2024, the allowance for expected credit losses on premiums receivable was $26.1 million and $26.8 million, respectively, on gross premiums receivable of $579.5 million and $584.1 million, respectively. The decrease in the allowance of $0.7 million during the year ended December 31, 2025 was driven primarily by the improvements in the age of premiums receivable. The decrease in the allowance of $2.7 million during the year ended December 31, 2024 was driven primarily by the decrease in gross premiums receivable.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $1,629.7 million and $1,501.3 million as of December 31, 2025 and 2024, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits from surrender charges, mortality margins, investment returns, and expense margins for interest sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $56.9 million and $55.1 million at December 31, 2025 and 2024, respectively. The accumulated amortization for value of business acquired was $181.9 million and $165.5 million as of December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $6.0 million, $6.2 million, and $5.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. We periodically review the carrying amount of value of business acquired and it is subject to recoverability testing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

For ceded reinsurance transactions occurring after January 1, 2021, the transition date of ASU 2018-12, in accordance with the provisions of the ASU related to non-contemporaneous reinsurance, we are required to establish the ceded reserves using an upper-medium grade fixed-income instrument as of the reinsurance transaction date. However, the direct reserves for the reinsured block are calculated using the original discount rate utilized as of the transition date. Both the direct and ceded reserves are then remeasured at each reporting period using a current discount rate reflective of an upper-medium grade fixed-income instrument, with the changes recognized in other comprehensive income (loss). While the total equity impact is neutral, the different original discount rates utilized for direct and ceded reserves result in disproportionate earnings impact recognized within policy benefits and other comprehensive income (loss) in the consolidated statements of income.

Where applicable, gains or costs recognized on reinsurance transactions are generally deferred and amortized into earnings based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits for interest sensitive insurance policies. Gains or costs recognized on reinsurance transactions for non-interest sensitive products for which we no longer receive premiums are generally deferred and amortized into earnings based upon expected claim reserve patterns. Deferred gains on reinsurance and deferred cost of reinsurance are reported in other liabilities and other assets, respectively, on our consolidated balance sheets. Amortization of deferred gains on reinsurance and amortization of deferred costs of reinsurance are recognized through other income and other expenses, respectively, within our consolidated statements of income. The cost of reinsurance at December 31, 2025 and 2024 was $1,239.5 million and $508.0 million, respectively. Deferred gains on reinsurance at December 31, 2025 and 2024 was $138.0 million and $4.9 million, respectively.

Under ceded reinsurance agreements wherein we are not relieved of our legal liability to our policyholders, if the assuming reinsurer is unable to meet its obligations, we remain contingently liable. We evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. We may also require assets in trust, letters of credit, or other acceptable collateral to support our reinsurance recoverable balances. We estimate an allowance for expected credit losses for our reinsurance recoverable balance using a probability of default approach which incorporates key inputs and assumptions regarding market factors, counterparty credit ratings, and collateral received. When calculating our allowance, we apply these market factors to the net amount of our credit exposure, which considers collateral arrangements such as letters of credit and trust accounts. We evaluate the factors used to determine our allowance on a quarterly basis to consider material changes in our assumptions and make adjustments accordingly. The allowance for expected credit losses on reinsurance recoverable was $1.4 million and $1.5 million at December 31, 2025 and 2024, respectively. See Note 14.

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2025, 2024, and 2023, premium tax expense was $189.0 million, $194.5 million, and $183.5 million, respectively.

Stock-Based Compensation: Restricted stock units are valued based on the fair value of common stock at the grant date. The fair value of cash incentive units is based on the Monte-Carlo valuation model. We evaluate whether there are any events which would require an adjustment to the price of common stock at the grant date. No adjustments have been made to any grant date prices for any awards as of December 31, 2025 or 2024. Stock-based awards are expensed over the requisite service period, or for cash incentive units over the requisite service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied, with an offsetting increase to additional paid-in capital in stockholders' equity. The expense for certain of our awards is subject to accelerated recognition over the implicit service period for employees who have met the criteria for retirement eligibility. Forfeitures of stock-based awards are recognized as they occur. See Note 13.

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $232.0 million and $231.3 million at December 31, 2025 and 2024, respectively.

Accounting Updates Adopted in 2025:

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The amendments in this update required greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. Specifically, the guidance required additional information that met a quantitative threshold in specified categories with respect to the reconciliation of the effective tax rate to the statutory tax rate for federal, state, and foreign income taxes. The specified categories were the following: state and local income taxes, foreign tax effects, effect of cross-border tax laws, enactment of new tax laws, nontaxable or nondeductible items, tax credits, changes in valuation allowances, and changes in unrecognized tax benefits. The quantitative threshold for each category is five percent of the amount computed by multiplying income (or loss) from continuing operations before income taxes by the statutory federal income tax rate. In addition, the amendments required additional information pertaining to income taxes paid, net of refunds, to be disaggregated by federal, state and foreign jurisdictions, and further disaggregated for specific jurisdictions to the extent the related amounts exceeded a quantitative threshold of five percent of total income taxes paid. The amendments also required disclosures of income (or loss) before income tax expense (or benefit) as domestic or foreign for each annual reporting period.

The amendments eliminated the historic requirement to disclose information regarding unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the twelve months following the reporting date, as well as the requirement to disclose the cumulative temporary differences when a deferred tax liability was not recognized due to certain exceptions under ASC 740.

The amendments in this update were applied retrospectively in the annual period ended as of December 31, 2025. The adoption of this update modified our disclosures, but did not have an impact on our financial position or results of operations. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

The amendments in this update were applied retrospectively in the annual period ended December 31, 2024 and interim periods beginning January 1, 2025. The adoption of this update modified our disclosures, but did not have an impact on our financial position or results of operations.

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

The adoption of this update was permitted as of the beginning of the interim period that includes March 12, 2020 (the issuance date of the update), or any date thereafter, through December 31, 2024, at which point the guidance sunset. We elected practical expedients for contracts impacted by reference rate reform which did not result in a material impact on our financial position or results of operations.

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

At December 31, 2025, approximately 12.0 percent of our fixed maturity securities were valued using active trades from TRACE pricing or market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 88.0 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•69.6 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•17.4 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•1.0 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of December 31, 2025 or 2024.
Fair values for our embedded derivative in a modified coinsurance arrangement are estimated using internal pricing models and represent the hypothetical value of the duration mismatch of assets and liabilities, interest rate risk, and third-party credit risk embedded in the modified coinsurance arrangement.

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

The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		December 31, 2025
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$205.9	Not redeemable	$108.3
		49.9	Quarterly / 90 days notice	12.7
Total Private Credit		255.8		121.0

Private Equity	(b)	618.9	Not redeemable	406.8
		32.5	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	15.5
Total Private Equity		651.4		422.3

Real Assets	(c)	511.4	Not redeemable	213.4
		37.7	Quarterly / 90 days notice	—
Total Real Assets		549.1		213.4

Total Partnerships		$1,456.3		$756.7

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

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of December 31, 2025, the estimated remaining life of the investments that do not allow for redemptions is approximately 79 percent in the next 3 years, 6 percent during the period from 3 to 5 years, and 15 percent during the period from 5 to 10 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of December 31, 2025, the estimated remaining life of the investments that do not allow for redemptions is approximately 45 percent in the next 3 years, 21 percent during the period from 3 to 5 years, 33 percent during the period from 5 to 10 years, and 1 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of December 31, 2025, the estimated remaining life of the investments that do not allow for redemptions is approximately 47 percent in the next 3 years, 30 percent during the period from 3 to 5 years, and 23 percent during the period from 5 to 10 years.

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

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$79.3	$465.7	$—	$—	$545.0
States, Municipalities, and Political Subdivisions	—	3,058.1	—	—	3,058.1
Foreign Governments	—	870.3	—	—	870.3
Public Utilities	223.7	4,710.2	—	—	4,933.9
Mortgage/Asset-Backed Securities[1]	—	1,076.2	103.1	—	1,179.3
All Other Corporate Bonds	3,656.0	18,742.2	63.9	—	22,462.1
Redeemable Preferred Stocks	—	7.9	—	—	7.9
Total Fixed Maturity Securities	3,959.0	28,930.6	167.0	—	33,056.6

Other Long-term Investments
Derivatives
Forwards	—	2.4	—	—	2.4
Foreign Currency Interest Rate Swaps	—	49.5	—	—	49.5
Embedded Derivative in Modified Coinsurance Arrangement	—	—	17.8	—	17.8
Total Derivatives	—	51.9	17.8	—	69.7
Perpetual Preferred and Equity Securities	—	0.2	19.8	—	20.0
Private Equity Partnerships	—	—	—	1,456.3	1,456.3
Total Other Long-term Investments	—	52.1	37.6	1,456.3	1,546.0
Total Financial Instrument Assets Carried at Fair Value	$3,959.0	$28,982.7	$204.6	$1,456.3	$34,602.6

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$223.9	$—	$—	$223.9
Foreign Currency Interest Rate Swaps	—	45.8	—	—	45.8
Total Derivatives	—	269.7	—	—	269.7
Total Financial Instrument Liabilities Carried at Fair Value	$—	$269.7	$—	$—	$269.7
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2025
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in		Purchases	Sales/Maturities	Level 3 Transfers		Fair Value End of Year	Change in Unrealized Gain (Loss) on Securities Held at the End of Year in
		Earnings	OCI			Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$(1.5)	$1.9	$—	$(43.7)	$43.3	$—	$—	$—	$—
Mortgage/Asset-Backed Securities[1]	73.5	—	0.3	38.0	(8.6)	—	(0.1)	103.1	0.3	—
All Other Corporate Bonds	71.5	(6.2)	9.1	21.8	(268.6)	274.6	(38.3)	63.9	7.7	—
Total Fixed Maturity Securities	$145.0	$(7.7)	$11.3	$59.8	$(320.9)	$317.9	$(38.4)	$167.0	$8.0	$—

Perpetual Preferred and Equity Securities	$24.4	$13.5	$—	$4.7	$(22.8)	$—	$—	$19.8	$—	$0.8
Embedded Derivative in Modified Coinsurance Arrangement	$11.5	$6.3	$—	$—	$—	$—	$—	$17.8	$—	$6.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued

	Year Ended December 31, 2024
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in		Purchases	Sales/Maturities	Level 3 Transfers		Fair Value End of Year	Change in Unrealized Gain (Loss) on Securities Held at the End of Year in
		Earnings	OCI			Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$(1.1)	$1.3	$—	$(20.4)	$20.2	$—	$—	$—	$—
Mortgage/Asset-Backed Securities[1]	32.9	—	0.6	38.5	(2.6)	4.1	—	73.5	0.6	—
All Other Corporate Bonds	123.4	(3.5)	8.9	3.2	(329.8)	318.1	(48.8)	71.5	8.9	—
Total Fixed Maturity Securities	$156.3	$(4.6)	$10.8	$41.7	$(352.8)	$342.4	$(48.8)	$145.0	$9.5	$—

Perpetual Preferred and Equity Securities	$21.6	$2.3	$—	$0.5	$—	$—	$—	$24.4	$—	$2.3
Embedded Derivative in Modified Coinsurance Arrangement	$(1.5)	$13.0	$—	$—	$—	$—	$—	$11.5	$—	$13.0

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

	December 31, 2025
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$8.3	Market Approach	Market Convention	(a)	Priced at Par Value
Perpetual Preferred and Equity Securities	19.8	Market Approach	Market Convention	(a)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	17.8	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(b)	Actuarial Assumptions (0.41)%

	December 31, 2024
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$16.3	Market Approach	Market Convention Volatility of Credit	(a)(c)	Priced at Par Value 5.00% - 5.00% / 5.00%
Asset-Backed Securities/Mortgage-Backed Securities[1]	21.2	Market Approach	Market Convention	(a)	Priced at Par Value
Perpetual Preferred and Equity Securities	24.4	Market Approach	Market Convention	(a)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	11.5	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(b)	Actuarial Assumptions (0.23)%
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,353.8 million and $3,313.6 million as of December 31, 2025 and 2024, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Value of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	December 31, 2025
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$1,965.1	$—	$1,965.1	$2,109.5
Policy Loans	—	—	3,739.5	3,739.5	3,668.1
Other Long-term Investments
Miscellaneous Long-term Investments	—	40.7	0.2	40.9	40.9
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,005.8	$3,739.7	$5,745.5	$5,818.5

Liabilities
Long-term Debt	$2,548.2	$1,093.2	$—	$3,641.4	$3,767.6
Other Liabilities
Unfunded Commitments	—	0.2	—	0.2	0.2
Payable for Collateral on FHLB Funding Agreements	—	643.8	—	643.8	643.8
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,548.2	$1,737.2	$—	$4,285.4	$4,411.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments
Fixed Maturity Securities

At December 31, 2025 and 2024, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	December 31, 2025
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$543.8	$—	$17.2	$16.0	$545.0
States, Municipalities, and Political Subdivisions	3,450.7	—	73.8	466.4	3,058.1
Foreign Governments	1,008.8	—	18.8	157.3	870.3
Public Utilities	5,048.6	—	175.4	290.1	4,933.9
Mortgage/Asset-Backed Securities[2]	1,187.3	—	9.3	17.3	1,179.3
All Other Corporate Bonds	23,500.0	5.9	527.5	1,559.5	22,462.1
Redeemable Preferred Stocks	8.0	—	—	0.1	7.9
Total Fixed Maturity Securities	$34,747.2	$5.9	$822.0	$2,506.7	$33,056.6

	December 31, 2024
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$544.6	$—	$13.9	$28.0	$530.5
States, Municipalities, and Political Subdivisions	3,795.6	—	65.5	569.7	3,291.4
Foreign Governments	912.1	—	9.5	153.5	768.1
Public Utilities	5,525.0	—	132.3	364.4	5,292.9
Mortgage/Asset-Backed Securities[2]	949.4	—	5.0	37.2	917.2
All Other Corporate Bonds	26,535.2	2.8	450.6	2,160.8	24,822.2
Redeemable Preferred Stocks	8.0	—	—	0.4	7.6
Total Fixed Maturity Securities	$38,269.9	$2.8	$676.8	$3,314.0	$35,629.9
1Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2025
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$21.8	$0.4	$235.6	$15.6
States, Municipalities, and Political Subdivisions	138.2	3.6	1,922.2	462.8
Foreign Governments	264.6	5.5	318.2	151.8
Public Utilities	642.1	19.4	1,710.3	270.7
Mortgage/Asset-Backed Securities[1]	206.6	0.4	275.3	16.9
All Other Corporate Bonds	2,060.0	40.6	11,087.9	1,518.9
Redeemable Preferred Stocks	—	—	3.9	0.1
Total Fixed Maturity Securities	$3,333.3	$69.9	$15,553.4	$2,436.8

	December 31, 2024
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$43.7	$4.1	$201.3	$23.9
States, Municipalities, and Political Subdivisions	425.8	15.3	1,926.2	554.4
Foreign Governments	171.9	10.6	266.3	142.9
Public Utilities	1,281.7	48.4	1,549.5	316.0
Mortgage/Asset-Backed Securities[1]	199.9	8.9	285.9	28.3
All Other Corporate Bonds	4,904.4	182.5	12,209.3	1,978.3
Redeemable Preferred Stocks	3.9	0.1	3.7	0.3
Total Fixed Maturity Securities	$7,031.3	$269.9	$16,442.2	$3,044.1
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2025
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,379.9	$3.4	$430.5	$5.1	$947.7
Over 1 year through 5 years	6,484.9	159.7	3,512.5	88.9	3,043.2
Over 5 years through 10 years	7,476.9	260.3	3,873.6	336.5	3,527.1
Over 10 years	18,212.3	389.3	5,655.9	2,058.9	10,886.8
	33,554.0	812.7	13,472.5	2,489.4	18,404.8
Mortgage/Asset-Backed Securities[2]	1,187.3	9.3	697.4	17.3	481.9
Total Fixed Maturity Securities	$34,741.3	$822.0	$14,169.9	$2,506.7	$18,886.7

	December 31, 2024
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,484.1	$4.1	$432.4	$6.2	$1,049.6
Over 1 year through 5 years	7,688.2	123.5	2,840.8	196.6	4,774.3
Over 5 years through 10 years	8,404.6	236.4	3,486.1	565.5	4,589.4
Over 10 years	19,740.8	307.8	4,965.7	2,508.5	12,574.4
	37,317.7	671.8	11,725.0	3,276.8	22,987.7
Mortgage/Asset-Backed Securities[2]	949.4	5.0	431.4	37.2	485.8
Total Fixed Maturity Securities	$38,267.1	$676.8	$12,156.4	$3,314.0	$23,473.5
1 Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of December 31, 2025:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$31,848.0	$793.9	$2,458.0	98.1%
Below-Investment-Grade	1,208.6	28.1	48.7	1.9
Total Fixed Maturity Securities	$33,056.6	$822.0	$2,506.7	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At December 31, 2025, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

As of December 31, 2025, we held 822 individual investment-grade fixed maturity securities and 40 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 767 investment-grade fixed maturity securities and 30 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as all other corporate bonds during the years ended December 31, 2025 and December 31, 2024.

	Year Ended December 31
	2025	2024
	(in millions of dollars)
Balance, beginning of period	$2.8	$2.2
Credit losses on securities for which credit losses were not previously recorded	10.5	2.8
Change in allowance on securities with allowance recorded in previous period	4.5	0.2
Change in allowance on securities sold or otherwise disposed during the period	(11.9)	(2.4)
Balance, end of period	$5.9	$2.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

At December 31, 2025, we had commitments of $87.5 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

Variable Interest Entities

We invest in variable interests issued by variable interest entities. These investments, which are passive in nature, include minority ownership interests in private equity partnerships and special purpose entities. Our maximum exposure to loss is limited to the carrying value of these investments in private equity partnerships and special purpose entities. For those variable interests that are not consolidated in our financial statements, we are not the primary beneficiary because we have neither the power to direct the activities that are most significant to economic performance nor the responsibility to absorb a majority of the expected losses. The determination of whether we are the primary beneficiary is performed at the time of our initial investment and at the date of each subsequent reporting period.

As of December 31, 2025, the carrying amount of our variable interest entity investments not consolidated in our financial statements, which are primarily private equity partnerships, totaled $1,456.3 million. At December 31, 2024, the carrying amount of our variable interest entity investments not consolidated in our financial statements, which are primarily private equity partnerships, totaled $1,450.6 million. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

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

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,125.4 million and $2,240.6 million at December 31, 2025 and 2024, respectively. The allowance for expected credit losses was $15.9 million and $16.1 million at December 31, 2025 and 2024, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $6.7 million and $7.0 million at December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The carrying amount of mortgage loans by property type and geographic region are presented below.

	December 31
	2025		2024
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$642.5	30.5%	$658.2	29.6%
Industrial	659.0	31.2	690.4	31.0
Office	313.3	14.9	338.4	15.2
Retail	467.0	22.1	496.2	22.3
Other	27.7	1.3	41.3	1.9
Total	$2,109.5	100.0%	$2,224.5	100.0%

Region
New England	$49.9	2.4%	$52.6	2.4%
Mid-Atlantic	159.9	7.6	167.2	7.5
East North Central	275.3	13.1	297.2	13.4
West North Central	135.9	6.4	151.1	6.8
South Atlantic	497.2	23.5	532.5	23.9
East South Central	96.7	4.6	95.1	4.3
West South Central	190.5	9.0	193.6	8.7
Mountain	255.3	12.1	278.7	12.5
Pacific	448.8	21.3	456.5	20.5
Total	$2,109.5	100.0%	$2,224.5	100.0%

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
•Borrower's equity in collateral
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

The following tables present information about mortgage loans by the applicable internal quality indicators:

	December 31
	2025		2024
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$125.6	6.0%	$117.8	5.3%
A	1,053.4	49.9	1,099.1	49.4
BBB	804.0	38.1	915.5	41.2
BB	120.5	5.7	85.0	3.8
B	6.0	0.3	7.1	0.3
Total	$2,109.5	100.0%	$2,224.5	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,701.2	80.6%	$1,639.6	73.8%
> 65% <= 75%	164.3	7.8	367.6	16.5
> 75% <= 85%	162.6	7.7	152.3	6.8
> 85%	81.4	3.9	65.0	2.9
Total	$2,109.5	100.0%	$2,224.5	100.0%
1 Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at December 31, 2025 and 2024:

	December 31, 2025
	Prior to 2021	2021	2022	2023	2024	2025	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$100.1	$25.6	$—	$—	$—	$—	$125.7
A	794.0	144.9	23.6	9.5	6.4	77.2	1,055.6
BBB	482.4	131.2	61.8	56.7	39.4	36.4	807.9
BB	81.7	19.9	—	—	—	20.4	122.0
B	14.2	—	—	—	—	—	14.2
Total Amortized Cost	1,472.4	321.6	85.4	66.2	45.8	134.0	2,125.4
Allowance for credit losses	(13.5)	(0.9)	(0.3)	(0.4)	(0.2)	(0.6)	(15.9)
Carrying Amount	$1,458.9	$320.7	$85.1	$65.8	$45.6	$133.4	$2,109.5

Loan-to-Value Ratio[1]
<=65%	$1,264.1	$238.9	$63.0	$38.5	$11.6	$89.4	$1,705.5
>65<=75%	59.8	10.7	8.4	27.7	34.2	24.2	165.0
>75%<=85%	115.5	35.0	14.0	—	—	—	164.5
>85%	33.0	37.0	—	—	—	20.4	90.4
Total Amortized Cost	1,472.4	321.6	85.4	66.2	45.8	134.0	2,125.4
Allowance for credit losses	(13.5)	(0.9)	(0.3)	(0.4)	(0.2)	(0.6)	(15.9)
Carrying Amount	$1,458.9	$320.7	$85.1	$65.8	$45.6	$133.4	$2,109.5
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
1 Loan-to-Value Ratio utilizes the most recent internal valuation of the property

The following tables present a rollforward of allowance for expected credit losses by loan-to-value ratio for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$4.2	$0.1	$—	$—	$4.3
>65<=75%	1.7	(1.0)	—	—	0.7
>75%<=85%	2.2	0.5	(0.8)	—	1.9
>85%	8.0	1.0	—	—	9.0
Total	$16.1	$0.6	$(0.8)	$—	$15.9

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
1 Loan-to-Value Ratio utilizes the most recent internal valuation of the property

During 2024, we identified one commercial mortgage loan that was past due as to principal and interest payments, which resulted in an impairment. The impairment totaled $7.0 million and reduced the carrying value of the loan to $9.2 million as of December 31, 2024. During the third quarter of 2025, we recognized an additional impairment on this loan which totaled $0.8 million and reduced the carrying value of the loan to $8.4 million. During the fourth quarter of 2025, the property securing the loan was sold, resulting in a loss on disposal of $1.1 million. No interest income was recognized on this loan in 2024 or 2025 following the 2024 default. There were no commercial mortgage loans past due as to principal and/or interest payments as of December 31, 2025. We did not hold any specifically identified impaired commercial mortgage loans for the year ended December 31, 2023, nor did we recognize any interest income on impaired commercial mortgage loans during the period. There were no commercial mortgage loans with past due principal and/or interest payments for the year ended December 31, 2023.

For the years ended December 31, 2025 and 2024, all commercial mortgage loans which were previously modified for borrowers experiencing financial difficulties were current. During the year ended December 31, 2025, we granted an other-than-insignificant payment delay for a commercial mortgage loan with a carrying value of $14.2 million, which deferred the principal payment for 24 months and this loan remained current at December 31, 2025. This modification represented less than one percent of the commercial mortgage loan portfolio balance at December 31, 2025. No commercial mortgage loans were modified for borrowers experiencing financial difficulties in 2024. We had no loan foreclosures for the years ended December 31, 2025, 2024, or 2023.

At December 31, 2025 we had no commitments to fund certain commercial mortgage loans. At December 31, 2024 we had $17.9 million commitments to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At December 31, 2025, we had no expected credit losses related to unfunded commitments on our consolidated balance sheets. At December 31, 2024, we had $0.1 million expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our investment real estate held for the production of income balance was $41.7 million and $59.5 million at December 31, 2025 and 2024, respectively, and the associated accumulated depreciation was $130.1 million and $129.7 million at December 31, 2025 and 2024, respectively. We monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired.

During the second quarter of 2025, we classified a property with a cost of $13.6 million and $4.1 million of accumulated depreciation previously held for the production of income to held for sale. This property was sold in the fourth quarter of 2025 for $8.9 million, resulting in a loss of $0.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Our held for sale real estate balance was $41.9 million at both December 31, 2025 and December 31, 2024. The associated accumulated depreciation was $57.5 million at both December 31, 2025 and December 31, 2024. The estimated fair values less costs to sell are above the carrying values of the properties and we expect to close the sales of the properties within the next twelve months.

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

As of December 31, 2025, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $106.1 million, for which we received collateral in the form of cash and securities of $76.1 million and $34.1 million, respectively. As of December 31, 2024, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $94.0 million, for which we received collateral in the form of cash and securities of $62.7 million and $34.8 million, respectively. We had no outstanding repurchase agreements at December 31, 2025 or December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	December 31
	2025	2024
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$0.3	$—
Public Utilities	4.8	5.2
Short-Term Investments	0.1	1.0
All Other Corporate Bonds	70.9	56.5
Total Borrowings	$76.1	$62.7
Gross Amount of Recognized Liability for Securities Lending Transactions	76.1	62.7
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	December 31
	2025	2024
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$40.7	$26.7
Advances from FHLB	643.8	324.2

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$752.4	$553.6
Commercial Mortgage Loans	1,110.2	908.2
Total Carrying Value of Collateral Posted to FHLB	$1,862.6	$1,461.8

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

	December 31, 2025
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$51.9	$—	$51.9	$(51.9)	$—	$—
Securities Lending	106.1	—	106.1	(30.0)	(76.1)	—
Total	$158.0	$—	$158.0	$(81.9)	$(76.1)	$—

Financial Liabilities:
Derivatives	$269.7	$—	$269.7	$(269.3)	$—	$0.4
Securities Lending	76.1	—	76.1	(76.1)	—	—
Total	$345.8	$—	$345.8	$(345.4)	$—	$0.4

	December 31, 2024
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$79.4	$—	$79.4	$(75.7)	$(3.2)	$0.5
Securities Lending	94.0	—	94.0	(31.3)	(62.7)	—
Total	$173.4	$—	$173.4	$(107.0)	$(65.9)	$0.5

Financial Liabilities:
Derivatives	$255.7	$—	$255.7	$(254.3)	$—	$1.4
Securities Lending	62.7	—	62.7	(62.7)	—	—
Total	$318.4	$—	$318.4	$(317.0)	$—	$1.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Fixed Maturity Securities	$1,781.5	$1,860.4	$1,853.7
Derivatives	9.2	30.7	45.1
Mortgage Loans	87.2	88.6	92.5
Policy Loans	21.9	20.9	20.8
Other Long-term Investments
Perpetual Preferred Securities	0.7	0.3	2.5
Private Equity Partnerships[1]	91.2	103.1	78.1
Other	28.4	12.0	9.2
Short-term Investments	113.0	90.9	68.7
Gross Investment Income	2,133.1	2,206.9	2,170.6
Less Investment Expenses	89.2	65.2	61.8
Less Investment Income on Participation Fund Account Assets	11.2	11.7	12.1
Net Investment Income	$2,032.7	$2,130.0	$2,096.7

1The net unrealized gain recognized in net investment income for the year ended December 31, 2025 related to private equity partnerships still held at December 31, 2025 was $128.1 million, reduced by net management fees and partnership expenses of $(36.9) million. For the years ended December 31, 2024 and 2023, the net unrealized gain recognized in net investment income related to private equity partnerships still held at year-end was $127.1 million and $102.9 million, respectively, reduced by net management fees and partnership expenses of $(24.0) million and $(24.8) million, respectively. See Note 2 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Investment Gain and Loss

Investment gains and losses are as follows:

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales[1]	$140.9	$1.3	$4.4
Gross Losses on Sales[1]	(99.4)	(39.5)	(53.1)
Impairment Loss[1]	(160.9)	(2.5)	—
Change in Allowance for Credit Losses[2]	(3.1)	(3.0)	(2.2)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	14.4	0.5	6.0
Gross Losses on Sales	(2.1)	—	(1.0)
Impairment Loss	(5.6)	(7.0)	(3.0)
Change in Allowance for Credit Losses	0.2	(5.9)	(0.9)
Embedded Derivative in Modified Coinsurance Arrangement	6.3	13.0	12.4
All Other Derivatives	(2.9)	3.8	(0.6)
Other	0.2	9.2	—
Foreign Currency Transactions	5.4	(4.5)	2.0
Net Investment (Loss)	$(106.6)	$(34.6)	$(36.0)

1Our investment gains and losses on fixed maturity securities for the year ended December 31, 2025 were driven primarily by the Closed Block long-term care and Unum US individual disability reinsurance transaction (Fortitude Re reinsurance transaction) which resulted in a net loss of $46.8 million. In addition, for the year ended December 31, 2025, we realized a $19.1 million loss on sales of fixed maturity securities relating to funding of a dividend from one of our subsidiaries.

2Includes reduction of allowance on securities sold or otherwise disposed during the period.

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

•Total Return Swaps are used to economically hedge a portion of the liability related to our non-qualified defined contribution plan and hedge the economic risk from credit spread and interest rate duration related to certain cash and cash equivalent amounts. A total return swap is an agreement in which we pay a floating rate of interest to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
counterparty and receive the total return on a portfolio of mutual funds and/or exchange traded funds. These swaps are cash settled on the last day of every month and the notional is re-established each month based on plan participant actions or cash settled at maturity.

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily changes in interest rates, exchange rates, and equity prices) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2025, we had no credit exposure on derivatives. At December 31, 2024 , the credit exposure on derivatives was $0.5 million. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	December 31
	2025	2024
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$1.6	$3.6
Fixed Maturity Securities	4.2	8.4
	$5.8	$12.0
Carrying Value of Collateral Posted to Counterparties
Cash	$—	$4.0
Fixed Maturity Securities	244.3	196.7
	$244.3	$200.7

See Note 3 for further discussion of our master netting agreements.

All of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $269.7 million and $255.7 million at December 31, 2025 and 2024, respectively.

Cash Flow Hedges

As of December 31, 2025 and 2024, we had $127.3 million and $139.1 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of December 31, 2025 and 2024, we had $2,603.0 million and $2,570.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase of fixed maturity securities.

As of December 31, 2025, we expect to amortize approximately $2.5 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from AOCI into earnings and reported on the same income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from AOCI into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2025, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2053.

Fair Value Hedges

As of December 31, 2025 and 2024, we had $768.6 million and $736.4 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following table summarizes the amortized cost, carrying amount of hedged assets, and the related cumulative basis adjustments related to our fair value hedges:

	December 31, 2025
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$793.4	$695.0	$24.7

	December 31, 2024
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$648.4	$551.0	$(46.3)

For the years ended December 31, 2025, 2024, and 2023, $37.3 million, $(22.0) million, and $(21.1) million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of December 31, 2025 and 2024, we held $115.6 million and $125.9 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of December 31, 2025 and 2024, we held $48.9 million and $51.1 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
As of December 31, 2025 and 2024, we held $154.8 million and $128.9 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

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

	December 31, 2025
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$2,603.0	$2.3	$222.9
Foreign Currency Interest Rate Swaps	127.3	14.3	1.7
Total Cash Flow Hedges	2,730.3	16.6	224.6

Fair Value Hedges
Foreign Currency Interest Rate Swaps	768.6	35.0	29.0
Total Designated as Hedging Instruments	$3,498.9	$51.6	$253.6

Not Designated as Hedging Instruments
Foreign Currency Forwards	$48.9	$0.1	$1.0
Foreign Currency Interest Rate Swaps	115.6	0.2	15.1
Total Return Swaps	154.8	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	17.8	—
Total Not Designated as Hedging Instruments	$319.3	$18.1	$16.1

Total Derivatives	$3,818.2	$69.7	$269.7

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

	Year Ended December 31, 2025
	Net Investment Income	Net Investment Loss	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,032.7	$(106.6)	$208.8

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	58.6	37.7	2.9
Derivatives Designated as Hedging Instruments	8.4	2.2	0.2
Foreign Exchange Contracts:
Hedged items	7.8	(2.1)	—
Derivatives Designated as Hedging Instruments	0.6	2.5	—
Forward Benchmark Interest Rate Locks:
Hedged items	56.2	0.5	—
Derivatives Designated as Hedging Instruments	(1.7)	(3.1)	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged items	21.5	71.0	—
Derivatives Designated as Hedging Instruments	0.8	(71.0)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

	Year Ended December 31, 2024
	Net Investment Income	Net Investment Loss	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,130.0	$(34.6)	$201.1

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	109.6	—	2.9
Derivatives Designated as Hedging Instruments	17.4	—	—
Foreign Exchange Contracts:
Hedged items	8.6	(0.4)	—
Derivatives Designated as Hedging Instruments	0.7	0.4	—
Forward Benchmark Interest Rate Locks:
Hedged items	40.7	—	—
Derivatives Designated as Hedging Instruments	(1.0)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged items	17.1	(40.2)	—
Derivatives Designated as Hedging Instruments	14.5	40.2	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

	Year Ended December 31, 2023
	Net Investment Income	Net Investment Loss	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,096.7	$(36.0)	$194.8

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	198.6	0.8	2.9
Derivatives Designated as Hedging Instruments	35.2	—	—
Foreign Exchange Contracts:
Hedged items	9.6	0.4	—
Derivatives Designated as Hedging Instruments	—	(0.4)	—
Forward Benchmark Interest Rate Locks:
Hedged items	18.5	—	—
Derivatives Designated as Hedging Instruments	(0.5)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged items	14.5	18.7	—
Derivatives Designated as Hedging Instruments	11.1	(18.7)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forward Benchmark Interest Rate Locks	$(39.6)	$(213.8)	$(22.5)
Foreign Exchange Contracts	(3.7)	7.2	(4.3)
Total	$(43.3)	$(206.6)	$(26.8)

The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Net Investment Gain (Loss)
Foreign Exchange Contracts	$(5.7)	$3.8	$(0.6)
Embedded Derivative in Modified Coinsurance Arrangement	6.3	13.0	12.4
Total Return Swaps	2.8	—	—
Total	$3.4	$16.8	$11.8

Net Investment Income
Total Return Swaps	$0.9	$—	$—

Other Expenses
(Gain) Loss on Total Return Swaps	$(15.7)	$(12.5)	$(13.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Loss
Components of AOCI, after tax, and related changes are as follows:

	Net Unrealized Loss on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Loss on Derivatives	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2022	$(3,028.4)	$313.9	$(9.6)	$(390.1)	$(334.1)	$(3,448.3)
Other Comprehensive Income (Loss) Before Reclassifications	1,069.3	(962.3)	(37.4)	69.0	(16.9)	121.7
Amounts Reclassified from AOCI	40.0	—	(26.7)	—	5.3	18.6
Net Other Comprehensive Income (Loss)	1,109.3	(962.3)	(64.1)	69.0	(11.6)	140.3
Balance at December 31, 2023	(1,919.1)	(648.4)	(73.7)	(321.1)	(345.7)	(3,308.0)
Other Comprehensive Income (Loss) Before Reclassifications	(870.4)	1,833.8	(184.4)	(21.9)	(7.4)	749.7
Amounts Reclassified from AOCI	34.3	—	(12.6)	—	12.9	34.6
Net Other Comprehensive Income (Loss)	(836.1)	1,833.8	(197.0)	(21.9)	5.5	784.3
Balance at December 31, 2024	(2,755.2)	1,185.4	(270.7)	(343.0)	(340.2)	(2,523.7)
Other Comprehensive Income (Loss) Before Reclassifications	655.9	(255.5)	(4.1)	97.4	35.7	529.4
Amounts Reclassified from AOCI	96.2	—	(4.0)	—	93.6	185.8
Net Other Comprehensive Income (Loss)	752.1	(255.5)	(8.1)	97.4	129.3	715.2
Balance at December 31, 2025	$(2,003.1)	$929.9	$(278.8)	$(245.6)	$(210.9)	$(1,808.5)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from AOCI were recognized in our consolidated statements of income as follows:

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Loss on Fixed Maturity Securities
Net Gain (Loss) on Sales	$41.5	$(38.2)	$(48.7)
Impairment Loss	(160.9)	(2.5)	—
Change in Allowance for Credit Losses[1]	(3.1)	(3.0)	(2.2)
	(122.5)	(43.7)	(50.9)
Income Tax Benefit	(26.3)	(9.4)	(10.9)
Total	$(96.2)	$(34.3)	$(40.0)

Net Loss on Derivatives
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$6.7	$16.4	$34.7
Loss on Foreign Currency Interest Rate Swaps	(0.1)	(0.2)	(0.5)
Net Investment Loss
Loss on Interest Rate Swaps and Forwards	(0.9)	—	—
Loss on Foreign Currency Interest Rate Swaps	(0.6)	(0.2)	(0.4)
	5.1	16.0	33.8
Income Tax Expense	1.1	3.4	7.1
Total	$4.0	$12.6	$26.7

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(16.6)	$(16.4)	$(7.2)
Amortization of Prior Service Credit	0.3	0.1	0.2
Settlement Loss	(103.8)	—	—
	(120.1)	(16.3)	(7.0)
Income Tax Benefit	(26.5)	(3.4)	(1.7)
Total	$(93.6)	$(12.9)	$(5.3)
1Includes reduction of allowance on securities sold or otherwise disposed during the period.

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

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate. The weighted average current discount rate was 5.1 percent at December 31, 2025, 5.3 percent at December 31, 2024, and 4.8 percent at December 31, 2023. The discount rate was lower at December 31, 2025 relative to December 31, 2024 due to a decrease in U.S. Treasury rates. The discount rate was higher at December 31, 2024 relative to December 31, 2023 due an increase in U.S. Treasury rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Actual variance from expected experience for 2025 was due primarily to the Closed Block long-term care, Unum US group life and accidental death and dismemberment, Unum US group disability, and Closed Block all other product lines. The variance in the Closed Block long-term care product line was driven primarily by higher than expected claim incidence as well as lower than expected mortality. The variance in the Unum US group life and accidental death and dismemberment product line was driven primarily by higher than expected claim resolutions driven by recoveries for waiver of premium benefits and lower than expected claim incidence. The variance in the Unum US group disability product line was primarily due to higher than expected claim resolutions driven by recoveries. Also impacting the actual variances from expected experience was higher than expected mortality experience in the Closed Block all other product line, driven by our individual disability product.

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

For the years ended December 31, 2025, 2024, and 2023, there were certain cohorts within the Closed Block segment, related to our long-term care product line, the Colonial Life segment, related to our cancer and critical illness product line, and within the Unum US segment, related to our individual disability product line, for which net premiums exceeded gross premiums. The cohorts for which net premiums exceeded gross premiums within the Closed Block segment resulted in a $436.7 million reduction to income before income tax for the year ended December 31, 2025, a $46.2 million increase to income before income tax for the year ended December 31, 2024, and a $226.5 million reduction to income before income tax for the year ended December 31, 2023. The cohorts for which net premiums exceeded gross premiums within the Colonial Life segment resulted in a $11.5 million reduction to income before income tax for the year ended December 31, 2025. For the years ended December 31, 2024 and 2023, the cohorts for which net premiums exceeded the gross premiums within the Colonial Life segment had an immaterial impact to income before income tax. The cohorts for which net premiums exceeded gross premiums in the Unum US segment had an immaterial impact to income before income tax for the year ended December 31, 2025. The Unum US segment did not have any cohorts for which net premiums exceeded gross premiums for the years ended December 31, 2024 and 2023. The impact to income for capped cohorts includes the impact of assumption updates. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the years ended December 31, 2025, 2024, and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	December 31
	2025	2024	2023
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$13,930.6	$14,417.8	$12,426.2
Beginning balance at original discount rate	14,266.9	14,243.2	12,695.3
Effect of changes in cash flow assumptions	161.7	73.0	1,499.2
Effect of actual variances from expected experience	(223.1)	(148.2)	(82.5)
Adjusted beginning of year balance	14,205.5	14,168.0	14,112.0
Issuances	1,157.2	1,075.3	1,054.9
Interest accretion	638.4	637.0	584.0
Net premiums collected	(1,655.8)	(1,597.9)	(1,537.4)
Foreign currency	47.7	(15.5)	29.7
Ending balance at original discount rate	14,393.0	14,266.9	14,243.2
Effect of change in discount rate assumptions	23.5	(336.3)	174.6
Balance, end of period	$14,416.5	$13,930.6	$14,417.8

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$48,920.1	$52,423.6	$48,929.4
Beginning balance at original discount rate	50,778.2	51,305.7	49,689.0
Effect of changes in cash flow assumptions	715.9	(248.5)	1,702.0
Effect of actual variances from expected experience	(247.8)	(336.1)	(310.8)
Adjusted beginning of year balance	51,246.3	50,721.1	51,080.2
Issuances[1]	3,164.6	3,082.0	3,072.2
Interest accretion	2,261.8	2,253.1	2,227.2
Benefit payments	(5,276.7)	(5,215.2)	(5,236.1)
Foreign currency	242.5	(62.8)	162.2
Ending balance at original discount rate	51,638.5	50,778.2	51,305.7
Effect of change in discount rate assumptions	(955.4)	(1,858.1)	1,117.9
Balance, end of period	$50,683.1	$48,920.1	$52,423.6

Net liability for future policy benefits	$36,266.6	$34,989.5	$38,005.8
Other[2]	1,562.1	1,591.7	1,753.3
Total liability for future policy benefits	37,828.7	36,581.2	39,759.1
Less: Reinsurance recoverable related to future policy benefits	10,318.3	7,038.7	7,756.1
Net liability for future policy benefits, after reinsurance recoverable	$27,510.4	$29,542.5	$32,003.0

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

	Consolidated
	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$10,504.5	$10,107.5	$9,690.7
Interest accretion	$1,623.4	$1,616.1	$1,643.2

	Consolidated
	December 31
	2025	2024	2023
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$102,714.2	$103,434.1	$105,325.8
Expected future gross premiums	$39,495.6	$39,338.5	$38,761.5

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$26,215.9	$25,929.1	$25,552.9

Weighted average interest rate:
Interest accretion rate	5.0%	4.9%	4.8%
Current discount rate	5.1%	5.3%	4.8%

Weighted average duration of the liability	11.2 years	11.4 years	11.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Unum US Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	December 31, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,240.2	$1,202.5	$2,442.7
Beginning balance at original discount rate	—	—	1,335.3	1,230.7	2,566.0
Effect of changes in cash flow assumptions	—	—	(29.6)	(56.9)	(86.5)
Effect of actual variances from expected experience	—	—	(41.4)	(19.4)	(60.8)
Adjusted beginning of year balance	—	—	1,264.3	1,154.4	2,418.7
Issuances	—	—	351.6	203.5	555.1
Interest accretion	—	—	45.7	48.9	94.6
Net premiums collected	—	—	(214.3)	(174.3)	(388.6)
Ending balance at original discount rate	—	—	1,447.3	1,232.5	2,679.8
Effect of change in discount rate assumptions	—	—	(61.8)	4.0	(57.8)
Balance, end of period	$—	$—	$1,385.5	$1,236.5	$2,622.0

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$4,735.8	$835.2	$2,362.5	$3,096.5	$11,030.0
Beginning balance at original discount rate	4,907.5	852.6	2,614.6	3,191.1	11,565.8
Effect of changes in cash flow assumptions	(93.0)	(7.1)	(40.8)	(91.8)	(232.7)
Effect of actual variances from expected experience	(43.6)	(44.9)	(36.5)	(20.3)	(145.3)
Adjusted beginning of year balance	4,770.9	800.6	2,537.3	3,079.0	11,187.8
Issuances[1]	1,081.9	363.1	375.3	222.0	2,042.3
Interest accretion	136.7	16.3	106.6	143.3	402.9
Benefit payments	(1,332.6)	(372.5)	(268.1)	(293.9)	(2,267.1)
Ending balance at original discount rate	4,656.9	807.5	2,751.1	3,150.4	11,365.9
Effect of change in discount rate assumptions	(68.8)	(5.9)	(214.2)	(9.7)	(298.6)
Balance, end of period	$4,588.1	$801.6	$2,536.9	$3,140.7	$11,067.3

Net liability for future policy benefits	$4,588.1	$801.6	$1,151.4	$1,904.2	$8,445.3
Other	0.2	0.8	4.1	27.1	32.2
Total liability for future policy benefits	4,588.3	802.4	1,155.5	1,931.3	8,477.5
Less: Reinsurance recoverable related to future policy benefits	24.8	6.0	12.9	377.9	421.6
Net liability for future policy benefits, after reinsurance recoverable	$4,563.5	$796.4	$1,142.6	$1,553.4	$8,055.9

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

	Year Ended December 31, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$3,149.9	$2,097.2	$871.9	$680.0	$6,799.0
Interest accretion	$136.7	$16.3	$60.9	$94.4	$308.3

	Year Ended December 31, 2024
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$3,070.4	$1,996.0	$821.7	$659.0	$6,547.1
Interest accretion	$151.3	$17.7	$58.3	$97.5	$324.8

	Year Ended December 31, 2023
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,958.7	$1,878.0	$789.9	$636.6	$6,263.2
Interest accretion	$171.2	$20.0	$57.2	$116.5	$364.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

	December 31, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$5,634.4	$910.7	$5,838.3	$5,070.0	$17,453.4
Expected future gross premiums	$—	$—	$6,205.6	$5,823.7	$12,029.3

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$3,975.5	$4,200.7	$8,176.2

Weighted average interest rate:
Interest accretion rate	4.3%	2.4%	5.0%	5.2%	4.4%
Current discount rate	4.4%	2.5%	5.5%	4.9%	4.5%

Weighted average duration of the liability	4.0 years	2.3 years	18.1 years	9.4 years	7.0 years

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

	December 31
	2025	2024	2023
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$276.1	$270.3	$197.1
Beginning balance at original discount rate	314.2	298.4	246.8
Effect of changes in cash flow assumptions	(7.8)	(5.9)	(5.1)
Effect of actual variances from expected experience	6.2	19.9	17.1
Adjusted beginning of year balance	312.6	312.4	258.8
Issuances	37.6	34.4	23.5
Interest accretion	13.4	11.4	9.4
Net premiums collected	(33.3)	(28.5)	(23.0)
Foreign currency	47.7	(15.5)	29.7
Ending balance at original discount rate	378.0	314.2	298.4
Effect of change in discount rate assumptions	(25.2)	(38.1)	(28.1)
Balance, end of period	$352.8	$276.1	$270.3

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,391.6	$2,527.4	$2,231.4
Beginning balance at original discount rate	2,641.5	2,687.1	2,495.5
Effect of changes in cash flow assumptions	(15.1)	0.1	17.7
Effect of actual variances from expected experience	(10.5)	(20.5)	1.3
Adjusted beginning of year balance	2,615.9	2,666.7	2,514.5
Issuances[1]	424.0	379.0	335.2
Interest accretion	74.0	67.9	63.5
Benefit payments	(433.0)	(409.3)	(388.3)
Foreign currency	242.5	(62.8)	162.2
Ending balance at original discount rate	2,923.4	2,641.5	2,687.1
Effect of change in discount rate assumptions	(224.4)	(249.9)	(159.7)
Balance, end of period	$2,699.0	$2,391.6	$2,527.4

Net liability for future policy benefits	$2,346.2	$2,115.5	$2,257.1
Other	49.8	40.7	36.1
Total liability for future policy benefits	2,396.0	2,156.2	2,293.2
Less: Reinsurance recoverable related to future policy benefits	70.4	67.9	78.7
Net liability for future policy benefits, after reinsurance recoverable	$2,325.6	$2,088.3	$2,214.5

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

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$1,061.5	$957.1	$849.0
Interest accretion	$60.6	$56.5	$54.1

	December 31
	2025	2024	2023
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$4,723.8	$4,258.2	$4,261.1
Expected future gross premiums	$1,652.7	$1,295.7	$1,196.6

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$1,030.3	$823.4	$778.6

Weighted average interest rate:
Interest accretion rate	4.1%	4.1%	4.0%
Current discount rate	4.9%	5.1%	4.6%

Weighted average duration of the liability	8.8 years	8.8 years	8.6 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	December 31
	2025	2024	2023
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,553.3	$3,592.6	$3,745.4
Beginning balance at original discount rate	3,793.8	3,754.3	4,046.4
Effect of changes in cash flow assumptions	0.7	(7.9)	(322.7)
Effect of actual variances from expected experience	(48.9)	(57.3)	(53.5)
Adjusted beginning of year balance	3,745.6	3,689.1	3,670.2
Issuances	564.5	555.9	544.9
Interest accretion	138.4	132.8	122.7
Net premiums collected	(597.6)	(584.0)	(583.5)
Ending balance at original discount rate	3,850.9	3,793.8	3,754.3
Effect of change in discount rate assumptions	(141.9)	(240.5)	(161.7)
Balance, end of period	$3,709.0	$3,553.3	$3,592.6

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,434.9	$5,566.0	$5,581.1
Beginning balance at original discount rate	6,026.2	5,925.2	6,163.9
Effect of changes in cash flow assumptions	(7.6)	(52.7)	(402.9)
Effect of actual variances from expected experience	(71.9)	(92.2)	(52.0)
Adjusted beginning of year balance	5,946.7	5,780.3	5,709.0
Issuances	617.9	610.8	605.9
Interest accretion	233.8	224.4	211.3
Benefit payments	(619.0)	(589.3)	(601.0)
Ending balance at original discount rate	6,179.4	6,026.2	5,925.2
Effect of change in discount rate assumptions	(469.0)	(591.3)	(359.2)
Balance, end of period	$5,710.4	$5,434.9	$5,566.0

Net liability for future policy benefits	$2,001.4	$1,881.6	$1,973.4
Other	30.6	22.6	24.4
Total liability for future policy benefits	2,032.0	1,904.2	1,997.8
Less: Reinsurance recoverable related to future policy benefits	1.3	0.9	1.8
Net liability for future policy benefits, after reinsurance recoverable	$2,030.7	$1,903.3	$1,996.0

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

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$1,778.3	$1,718.9	$1,658.6
Interest accretion	$95.4	$91.6	$88.6

	December 31
	2025	2024	2023
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$11,058.1	$10,409.4	$9,796.7
Expected future gross premiums	$13,212.6	$12,618.4	$11,903.1

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$9,336.4	$9,049.4	$8,702.2

Weighted average interest rate:
Interest accretion rate	4.5%	4.4%	4.3%
Current discount rate	5.3%	5.5%	4.8%

Weighted average duration of the liability	17.6 years	17.3 years	17.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Closed Block Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	December 31, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$7,658.5	$—	$7,658.5
Beginning balance at original discount rate	7,592.9	—	7,592.9
Effect of changes in cash flow assumptions	255.3	—	255.3
Effect of actual variances from expected experience	(119.6)	—	(119.6)
Adjusted beginning of year balance	7,728.6	—	7,728.6
Interest accretion	392.0	—	392.0
Net premiums collected	(636.3)	—	(636.3)
Ending balance at original discount rate	7,484.3	—	7,484.3
Effect of change in discount rate assumptions	248.4	—	248.4
Balance, end of period	$7,732.7	$—	$7,732.7

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$22,925.2	$7,138.4	$30,063.6
Beginning balance at original discount rate	22,953.7	7,591.0	30,544.7
Effect of changes in cash flow assumptions	974.6	(3.3)	971.3
Effect of actual variances from expected experience	16.9	(37.0)	(20.1)
Adjusted beginning of year balance	23,945.2	7,550.7	31,495.9
Issuances[1]	—	80.4	80.4
Interest accretion	1,228.1	323.0	1,551.1
Benefit payments	(1,059.7)	(897.9)	(1,957.6)
Ending balance at original discount rate	24,113.6	7,056.2	31,169.8
Effect of change in discount rate assumptions	307.0	(270.4)	36.6
Balance, end of period	$24,420.6	$6,785.8	$31,206.4

Net liability for future policy benefits	$16,687.9	$6,785.8	$23,473.7
Other[2]	4.1	1,445.4	1,449.5
Total liability for future policy benefits	16,692.0	8,231.2	24,923.2
Less: Reinsurance recoverable related to future policy benefits	3,369.4	6,455.6	9,825.0
Net liability for future policy benefits, after reinsurance recoverable	$13,322.6	$1,775.6	$15,098.2

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

	Year Ended December 31, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$707.2	$158.5	$865.7
Interest accretion	$836.1	$323.0	$1,159.1

	Year Ended December 31, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$696.2	$188.2	$884.4
Interest accretion	$798.0	$345.2	$1,143.2

	Year Ended December 31, 2023
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$696.1	$223.8	$919.9
Interest accretion	$776.7	$358.9	$1,135.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

	December 31, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$59,239.1	$10,239.8	$69,478.9
Expected future gross premiums	$12,601.0	$—	$12,601.0

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,673.0	$—	$7,673.0

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.3%
Current discount rate	5.5%	5.0%	5.4%

Weighted average duration of the liability	14.7 years	7.1 years	12.4 years

	December 31, 2024
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$60,051.5	$11,093.7	$71,145.2
Expected future gross premiums	$13,767.1	$—	$13,767.1

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$8,029.1	$—	$8,029.1

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.3%
Current discount rate	5.6%	5.4%	5.5%

Weighted average duration of the liability	15.7 years	7.2 years	12.9 years

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
Unum Group and Subsidiaries

Note 6 - Liability for Future Policy Benefits - Continued

Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets are as follows:

	December 31
	2025	2024	2023
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$8,477.5	$8,617.7	$9,352.7
Unum International[1]	2,396.0	2,156.2	2,293.2
Colonial Life	2,032.0	1,904.2	1,997.8
Closed Block[1]	24,923.2	23,903.1	26,115.4
Other products[1]	188.3	225.2	250.3
Total liability for future policy benefits	$38,017.0	$36,806.4	$40,009.4

1Unum US excludes the dental and vision product line and medical stop-loss products, Unum International excludes certain products in our supplemental product line and Closed Block excludes our participating fund account, which represents policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual stock life insurance company. The liabilities associated with these products are included within Other products.

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

The following table presents the balances and changes in the policyholders' account balances:

	December 31, 2025
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$568.8	$849.0	$4,052.2	$5,470.0
Premiums received	49.3	74.8	29.7	153.8
Policy charges[1]	(54.1)	(69.3)	(111.2)	(234.6)
Surrenders and withdrawals	(38.7)	(36.3)	(22.7)	(97.7)
Benefit payments	(6.0)	(7.5)	(208.5)	(222.0)
Interest credited	20.0	33.9	329.8	383.7
Other	9.1	0.6	4.1	13.8
Balance, end of period	548.4	845.2	4,073.4	5,467.0
Reserves in excess of account balance	117.3	13.7	38.4	169.4
Total policyholders' account balances	665.7	858.9	4,111.8	5,636.4
Less: Reinsurance recoverable related to policyholders' account balances	0.8	—	4,111.8	4,112.6
Net policyholders' account balances, after reinsurance recoverable	$664.9	$858.9	$—	$1,523.8

Weighted average crediting rate	3.6%	4.1%	8.5%	7.3%
Net amount at risk[2]	$3,735.5	$7,676.7	$1,629.2	$13,041.4
Cash surrender value	$538.4	$824.3	$4,040.6	$5,403.3

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

	December 31, 2025
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)
	Unum US - Voluntary Benefits
3.00% - 3.99%	$85.6	$—	$—	$—	$85.6
4.00% - 4.99%	232.2	201.3	—	—	433.5
5.00% - 6.00%	29.3	—	—	—	29.3
	347.1	201.3	—	—	548.4

	Colonial Life
4.00% - 5.00%	838.8	6.4	—	—	845.2

	Closed Block - All Other
3.00% - 5.99%	1,415.4	29.0	6.5	—	1,450.9
6.00% - 8.99%	25.5	—	—	—	25.5
9.00% - 11.99%	2,377.9	—	—	—	2,377.9
12.00% - 15.00%	219.1	—	—	—	219.1
	4,037.9	29.0	6.5	—	4,073.4

Total	$5,223.8	$236.7	$6.5	$—	$5,467.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Deferred Acquisition Costs
The following tables display the changes in DAC throughout the year:

	December 31, 2025
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,260.6	$53.0	$1,529.2	$2,842.8
Capitalization	331.7	22.0	343.4	697.1
Amortization expense	(283.3)	(10.7)	(233.1)	(527.1)
Foreign currency	—	7.8	—	7.8
Other[1]	(100.3)	—	—	(100.3)
Balance, end of year	$1,208.7	$72.1	$1,639.5	$2,920.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Deferred Acquisition Costs - Continued

	December 31, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$61.1	$51.1	$614.3	$521.2	$12.9	$1,260.6
Capitalization	60.7	45.5	123.3	87.4	14.8	331.7
Amortization expense	(58.2)	(39.0)	(114.8)	(56.7)	(14.6)	(283.3)
Other[1]	—	—	—	(100.3)	—	(100.3)
Balance, end of year	$63.6	$57.6	$622.8	$451.6	$13.1	$1,208.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Income Tax
Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Net Income	$195.0	$472.2	$356.3
Stockholders' Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gain (Loss) on Securities	200.4	(226.6)	300.6
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy and Contract Benefits, Net of Reinsurance	(66.2)	488.9	(256.5)
Change in Net Loss on Derivatives	(3.1)	(51.5)	(17.0)
Change in Foreign Currency Translation Adjustment	0.1	1.1	0.9
Change in Unrecognized Pension and Postretirement Benefit Costs	35.6	12.0	(2.7)
Total	$361.8	$696.1	$381.6

A reconciliation of the income tax provision at the U.S. federal statutory rate to the income tax rate as reported in our consolidated statements of income is presented below. Certain prior period amounts have been reclassified to conform to the current period presentation.

(in millions of dollars, except rates)
	Year Ended December 31
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory rate	$196.0	21.0%	$472.8	21.0%	$344.4	21.0%
State and local income tax, net of federal income tax effect [1]	1.8	0.2	(7.3)	(0.3)	(3.5)	(0.2)
Foreign tax effects	0.1	—	2.8	0.1	(2.0)	(0.1)
Effect of cross-border tax laws	3.5	0.4	(0.9)	—	8.4	0.5
Tax credits	(10.4)	(1.1)	(2.1)	(0.1)	(2.3)	(0.1)
Nontaxable or nondeductible items	(4.8)	(0.5)	(3.9)	(0.2)	(1.5)	(0.1)
Other Adjustments
Interest on Unrecognized Tax Benefits	11.2	1.2	13.2	0.6	12.2	0.7
Other	(2.4)	(0.3)	(2.4)	(0.1)	0.6	—
Effective Tax Rate	$195.0	20.9%	$472.2	21.0%	$356.3	21.7%
1State taxes in Minnesota, California, and New York made up the majority (greater than 50 percent) of the tax effect in this category for 2025. State taxes in Maine made up the majority (greater than 50 percent) of the tax effect in this category for 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Income Tax - Continued
Our net deferred tax asset consists of the following. Certain prior year amounts have been reclassified to conform to current presentation.

	December 31
	2025	2024
	(in millions of dollars)
Deferred Tax Asset
Invested Assets	$379.3	$593.2
Employee Benefits	132.3	146.3
Minimum Tax Credit Carryforward	101.2	—
Other	53.2	36.8
Gross Deferred Tax Asset	666.0	776.3
Less: Valuation Allowance	11.5	12.1
Net Deferred Tax Asset	654.5	764.2

Deferred Tax Liability
Deferred Acquisition Costs	217.3	167.0
Fixed Assets	40.1	13.8
Reserves	67.2	85.9
Cost of Reinsurance	234.8	110.4
Other	54.4	48.4
Gross Deferred Tax Liability	613.8	425.5
Net Deferred Tax Asset	$40.7	$338.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Income Tax - Continued
Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Income Before Tax
Domestic	$803.7	$2,129.5	$1,506.2
Foreign	129.8	121.8	133.9
Total	$933.5	$2,251.3	$1,640.1

Current Tax Expense (Benefit)
Federal	$53.6	$393.1	$440.4
State and Local	1.1	(8.5)	(2.5)
Foreign	17.0	47.5	14.1
Total	71.7	432.1	452.0

Deferred Tax Expense (Benefit)
Federal	112.0	59.8	(106.2)
State and Local	0.9	(0.6)	(1.5)
Foreign	10.4	(19.1)	12.0
Total	123.3	40.1	(95.7)

Total Tax Expense	$195.0	$472.2	$356.3

On June 10, 2021, the Finance Act 2021 was enacted, resulting in a U.K. tax increase from 19 percent to 25 percent, effective April 1, 2023.

As of December 31, 2025, our plans for future repatriations of cash from our foreign subsidiaries can include no more than the amount of capital above that which is required by foreign regulatory capital requirements.  The remainder of our investment in our foreign subsidiaries is indefinitely reinvested.

Our consolidated statements of income include the following changes in unrecognized tax benefits.

	December 31
	2025	2024	2023
	(in millions of dollars)
Balance at Beginning of Year	$136.0	$156.7	$177.4
Decreases for Tax Positions Related to Prior Years	(20.7)	(20.7)	(20.7)
Balance at End of Year	115.3	136.0	156.7
Less Tax Attributable to Temporary Items Included Above	—	(21.2)	(42.4)
Total Unrecognized Tax Benefits That if Recognized Would Affect the Effective Tax Rate	$115.3	$114.8	$114.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Income Tax - Continued
In 2018, we recorded $261.1 million gross unrecognized tax benefits for a policyholder reserves position taken on our 2017 federal tax return, which if recognized, would decrease our tax expense by $112.9 million. With respect to unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, we did not have a balance at December 31, 2025, and had balances of $21.2 million and $42.4 million at December 31, 2024 and 2023, respectively. We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense. We recognized $11.2 million, $13.2 million, and $12.2 million of interest expense related to unrecognized tax benefits during 2025, 2024, and 2023, respectively. The liability for net interest expense on uncertain tax positions was approximately $70.6 million, $59.4 million, and $46.2 million as of December 31, 2025, 2024, and 2023, respectively.

We file federal and state income tax returns in the United States and in foreign jurisdictions. Tax year 2017 and tax years subsequent to 2018 remain subject to examination by the IRS. All major foreign jurisdictions remain subject to examination for tax years subsequent to 2023 with the exception of Poland for which tax years subsequent to 2019 remain subject to examination. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

We file state income tax returns in nearly every state in the United States. Tax years subsequent to 2020 remain subject to examination depending on the statute of limitation established by the various states, which is generally three to four years.

As of December 31, 2025, we have a minimum tax credit (MTC) carryforward of $101.2 million, a federal net operating loss carryforward of $61.2 million, and capital loss carryforwards of $135.2 million. The MTC carryforward and federal net operating loss carryforward have an indefinite life, and the capital loss carryforwards will begin to expire in 2029. We have net operating loss carryforwards for state and local income tax of approximately $186.7 million, most of which is expected to expire unused between 2026 and 2045.

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.  Our valuation allowance was $11.5 million and $12.1 million at December 31, 2025 and 2024, respectively, the majority of which related to our cumulative deferred state income tax benefits. The de minimis remaining amount of our valuation allowance relates to unrealized tax losses on buildings which we own and occupy in the U.K. We recorded a decrease in our valuation allowance of $0.6 million during 2025 and increase of $1.1 million in 2024, primarily in other comprehensive income.

Total income taxes paid in 2025 were $93.7 million, consisting of $78.2 million in U.S. federal income taxes, which excludes payments related to transferable tax credits, $1.6 million received in state income taxes, and $17.1 million paid in foreign income taxes, of which $15.9 million was related to U.K. taxes. Total income taxes paid in 2024 were $376.0 million, consisting of $377.0 million in U.S. federal income tax, which excludes payments related to transferable tax credits, $9.4 million received in state income taxes, and $8.4 million paid in foreign income taxes. Total income taxes paid in 2023 were $446.0 million, consisting of $402.3 million in U.S. federal income tax, $7.0 million in state income taxes, and $36.7 million in foreign income taxes, of which $34.4 million was related to U.K. taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Debt
Debt consists of the following:

			December 31
			2025	2024
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Outstanding Principal
Senior Notes issued 1998	6.750 - 7.250%	2028	$335.8	$335.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2019	4.000%	2029	400.0	400.0
Senior Notes issued 2019	4.500%	2049	450.0	450.0
Senior Notes issued 2021	4.125%	2051	600.0	600.0
Senior Notes issued 2024	4.046%	2041	400.0	400.0
Senior Notes issued 2024	6.000%	2054	400.0	400.0
Senior Notes issued 2025	5.250%	2035	300.0	—
Medium-term Notes issued 1990 - 1996	7.190%	2028	18.5	18.5
Junior Subordinated Debt Securities issued 1998	7.405%	2038	189.7	189.7
Junior Subordinated Debt Securities issued 2018	6.250%	2058	300.0	300.0

Unamortized Net Discount			(129.2)	(131.3)
Unamortized Debt Issuance Costs			(36.7)	(37.0)
Total Long-term Debt			$3,767.6	$3,465.2

Short-term Debt
Outstanding Principal
Senior Notes issued 2015	3.875%	2025	—	275.0

Unamortized Net Discount			—	(0.2)
Unamortized Debt Issuance Costs			—	(0.2)
Total Short-term Debt			—	274.6

Total Debt			$3,767.6	$3,739.8

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

The aggregate contractual principal maturities are $354.3 million in 2028, $400.0 million in 2029 and $3,179.2 million thereafter.

Interest paid on debt during 2025, 2024, and 2023 was $201.1 million, $190.4 million, and $183.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Debt - Continued
Unsecured Notes

In November 2025, we issued $300.0 million of 5.250% senior notes due 2035. The net proceeds from the issuance were used to replace cash and cash equivalents used to repay the $275.0 million aggregate principal amount of 3.875% senior notes, which matured in November 2025, as well as for other general corporate purposes.

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

Junior Subordinated Debt Securities

In 1998, Provident Financing Trust I (the Trust), a 100 percent‑owned finance subsidiary of Unum Group, issued $300.0 million of 7.405% capital securities due 2038 in a public offering. These capital securities are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. In connection with the capital securities offering, Unum Group issued to the Trust 7.405% junior subordinated deferrable interest debentures due 2038. The Trust is a variable interest entity of which Unum Group is not the primary beneficiary. Accordingly, the capital securities issued by the Trust are not included in our consolidated financial statements and our liability represents the junior subordinated debt securities owed to the trust which is recorded in long-term debt. The sole assets of the Trust are the junior subordinated debt securities. The retirement of any liquidation amount regarding the capital securities by the Trust results in a corresponding retirement of principal amount of the junior subordinated debt securities.

Our junior subordinated debt securities are subject to negative covenants and events of default that are customary.

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

Credit Facilities

In April 2025, we and certain of our traditional U.S. life insurance subsidiaries, Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident) and Colonial Life & Accident Insurance Company, amended and restated the terms of our existing credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The revolving credit facility, which was previously set to expire in 2027, was extended through April 2030. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Other of our domestic wholly-owned subsidiaries are permitted to join the credit facility as borrowers, subject to certain conditions. Any obligation of a subsidiary under the credit facility is subject to an unconditional guarantee by Unum Group. At December 31, 2025, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $1.3 million had been issued.

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

We have an additional five-year, £75.0 million senior unsecured standby letter of credit facility pursuant to which a standby letter of credit was issued in favor of Unum Limited (as beneficiary) and is available for drawings up to £75.0 million until its scheduled expiration in December 2028. In December 2023, as security for the senior standby letter of credit facility we had granted to the issuer of the standby letter of credit the right to exercise, if an event of default had occurred and was continuing, the issuance right under the facility agreement with the P-Caps Trust, up to a maximum of $200.0 million. In October 2024, prior to our exercise of the issuance right under the facility agreement with the P-Caps Trust, the assigned issuance right was forfeited in its entirety. The standby letter of credit facility provides for borrowings at an interest rate based on Sterling Overnight Index Average rate.

At December 31, 2025, there were no borrowed amounts outstanding under the standby letter of credit facilities or letters of credit issued in favor of Unum Limited. If drawings are made in the future, we may elect to borrow such amounts from the lenders pursuant to term loans made under the credit facilities.

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

U.S. Pension Plan Annuity Purchase

In December 2025, we purchased a group annuity contract which transferred a portion of our U.S. qualified defined benefit pension plan obligation to a third-party. Under the transaction, which was funded with plan assets, we transferred the responsibility for pension benefits and annuity administration for approximately 2,550 retirees or their beneficiaries receiving $2,200 or less in monthly benefit payments from the plan. The purchase price of the annuity contract was $367.2 million, which is reflected in the settlement line items within the table below showing changes in our benefit obligation and the fair value of plan assets. The transaction resulted in the recognition of a pro-rata portion of the net actuarial loss that was previously included in AOCI of $103.8 million. This loss is reflected in the settlement loss line item within the tables below showing the changes recognized in other comprehensive income and the components of the net periodic benefit cost. The settlement loss is recorded within other expenses in the consolidated statements of income and is recorded within the Corporate segment.

Amortization Period of Actuarial Gain or Loss and Prior Service Cost or Credit

Because all participants in the U.S., OPEB, and U.K. pension plans are considered inactive, we amortize the net actuarial gain or loss and prior service credit or cost for these plans over the average remaining life expectancy of the plans. As of December 31, 2025, the estimate of the average remaining life expectancy of the plans was approximately 24 years for the U.S., 12 years for the OPEB plan, and 27 years for the U.K. plan. Prior to 2024, we amortized the net actuarial gain or loss and prior service credit or cost for the OPEB plan over the average remaining future working lifetime for active participants in the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
The following table provides the changes in the benefit obligation and fair value of plan assets and the funded status of the plans.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2025	2024	2025	2024	2025	2024
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,518.6	$1,575.3	$152.1	$172.3	$72.8	$79.0
Service Cost	9.4	9.2	—	—	—	—
Interest Cost	85.5	82.9	8.6	7.6	4.0	4.0
Plan Participant Contributions	—	—	—	—	—	0.1
Actuarial Loss (Gain) (1)	8.7	(57.7)	(6.4)	(19.3)	2.1	(1.5)
Benefits and Expenses Paid	(94.9)	(91.1)	(5.7)	(5.9)	(8.5)	(8.8)
Settlement	(367.2)	—	—	—	—	—
Change in Foreign Exchange Rates	—	—	11.6	(2.6)	—	—
Benefit Obligation at End of Year	$1,160.1	$1,518.6	$160.2	$152.1	$70.4	$72.8

Accumulated Benefit Obligation at December 31	$1,160.1	$1,518.6	$160.2	$152.1	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,241.6	$1,295.9	$125.3	$145.4	$7.9	$8.2
Actual Return on Plan Assets	147.3	27.1	5.1	(12.1)	—	0.1
Employer Contributions	10.3	9.7	19.2	—	8.0	8.3
Plan Participant Contributions	—	—	—	—	0.1	0.1
Benefits and Expenses Paid	(94.9)	(91.1)	(5.7)	(5.9)	(8.5)	(8.8)
Settlement	(367.2)	—	—	—	—	—
Change in Foreign Exchange Rates	—	—	10.0	(2.1)	—	—
Fair Value of Plan Assets at End of Year	$937.1	$1,241.6	$153.9	$125.3	$7.5	$7.9

Underfunded Status	$223.0	$277.0	$6.3	$26.8	$62.9	$64.9

(1) The actuarial loss recognized in 2025 for the U.S. plans was driven by unfavorable demographic experience. The actuarial gain recognized in 2025 for the U.K. plan was driven by a decrease in inflation-related assumptions and an increase in the discount rate assumption. The actuarial loss recognized in 2025 for the OPEB plan was driven by a decrease in the discount rate assumption. The actuarial gains recognized in 2024 for the U.S., U.K., and OPEB plans were driven by increases in the discount rate assumption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2025 and 2024 are as follows.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2025	2024	2025	2024	2025	2024
	(in millions of dollars)
Current Liability	$9.7	$9.4	$—	$—	$0.7	$0.7
Noncurrent Liability	213.3	267.6	6.3	26.8	62.2	64.2
Underfunded Status	$223.0	$277.0	$6.3	$26.8	$62.9	$64.9

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(325.8)	$(496.0)	$(93.2)	$(91.7)	$17.7	$21.2
Prior Service Credit (Cost)	(0.5)	(0.5)	(0.2)	(0.2)	1.8	2.1
	(326.3)	(496.5)	(93.4)	(91.9)	19.5	23.3
Income Tax	163.4	200.1	21.7	21.4	4.2	3.4
Total Included in Accumulated Other Comprehensive Income (Loss)	$(162.9)	$(296.4)	$(71.7)	$(70.5)	$23.7	$26.7

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2025 and 2024.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2025	2024	2025	2024	2025	2024
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(296.4)	$(299.6)	$(70.5)	$(73.0)	$26.7	$26.9
Net Actuarial Gain (Loss)
Amortization	14.9	14.6	2.9	2.9	(1.2)	(1.1)
All Other Changes	51.5	(0.4)	(4.4)	0.4	(2.3)	1.1
Prior Service Credit (Cost)
Amortization	—	0.1	—	—	(0.3)	(0.2)
Settlement Loss	103.8	—	—	—	—	—
Change in Income Tax	(36.7)	(11.1)	0.3	(0.8)	0.8	—
Accumulated Other Comprehensive Income (Loss) at End of Year	$(162.9)	$(296.4)	$(71.7)	$(70.5)	$23.7	$26.7

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

Asset Class	Asset Type	Benchmark Indices
Equity Securities	Collective funds; Individual holdings	Morgan Stanley Capital International (MSCI) World Index
Fixed Income	Collective funds; Individual holdings	Bloomberg U. S. Long Corporate Index; Custom Index
Opportunistic Credits	Collective fund	Custom Index
Real Estate	Collective fund	Custom Index
Alternative Investments (Private Equity)	Fund of funds; Direct investments	Custom Index

In 2025, the asset manager of the U.K. pension plan changed. As a result, there were changes in the U.K. plan’s investment holdings. However, the overall investment strategy of the U.K. plan remains substantially unchanged. The investment strategy for our U.K. plan includes increasing the funded ratio in a risk-controlled manner where the risk taken in the investment strategy reduces as the funded status of the plan increases. Assets for our U.K. plan are invested in a diversified growth asset fund, a private asset fund, and a segregated liability driven investment (LDI) portfolio consisting primarily of U.K. government bonds (gilts). The diversified growth asset fund consists of funds invested in primarily global equity securities, investment-grade and below-investment-grade fixed interest securities, including emerging market securities, commodities, alternatives and equity with downside protection. The segregated LDI portfolio is designed to broadly match the interest rate and inflation sensitivities of the plan's funded liabilities. This means that when the funded status of the plan increases, the hedge ratio of interest rate and inflation risk will increase with the intention of reducing funding level volatility. At December 31, 2025, our portfolio target allocation was approximately 43 percent to the growth fund, 20 percent to the private asset fund, and 37 percent to LDI securities, with a specified target return on our plan assets. There are general guidelines that ensure prudent investment action is taken, including restrictions on any investments in illiquid assets and broad thresholds on the asset allocation across different asset classes.

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

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
Global	$32.1	$—	$—	$228.0	$260.1
Fixed Income Securities:
U.S. Government and Agencies[1]	323.5	(7.8)	—	—	315.7
Corporate	—	—	—	92.9	92.9
Non-U.S. Emerging Markets	—	—	—	44.6	44.6
Opportunistic Credits	—	—	—	82.9	82.9
Real Estate	—	—	—	177.6	177.6
Alternative Investments:
Private Equity Direct Investments	—	—	—	56.3	56.3
Private Equity Funds of Funds	—	—	—	30.3	30.3
Repurchase Agreements	—	(141.9)	—	—	(141.9)
Cash Equivalents	26.6	—	—	—	26.6
Net Invested Assets	$382.2	$(149.7)	$—	$712.6	$945.1
1 Includes derivatives which hedge the risk associated with certain U.S. Government and Agencies Securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
Global	$52.5	$—	$—	$372.3	$424.8
Fixed Income Securities:
U.S. Government and Agencies[1]	357.5	(16.1)	—	—	341.4
Corporate	—	—	—	124.1	124.1
Non-U.S. Emerging Markets	—	—	—	32.4	32.4
Opportunistic Credits	—	—	—	139.6	139.6
Real Estate	—	—	—	166.1	166.1
Alternative Investments:
Private Equity Direct Investments	—	—	—	63.1	63.1
Private Equity Funds of Funds	—	—	—	35.2	35.2
Repurchase Agreements	—	(123.0)	—	—	(123.0)
Cash Equivalents	17.2	—	—	—	17.2
Net Invested Assets	$427.2	$(139.1)	$—	$932.8	$1,220.9
1 Includes derivatives which hedge the risk associated with certain U.S. Government and Agencies Securities.

Prior year amounts in the table above were reclassified to conform to current year presentation.

Level 1 investments consist of individual holdings that are valued based on unadjusted quoted prices from active markets for identical securities. Level 2 investments consist of individual holdings that are valued using either directly or indirectly observable inputs other than quoted prices from active markets.

Certain equity, opportunistic credit, and fixed-income securities are valued based on the NAV of the underlying holdings as of the reporting date. We made no adjustments to the NAV for 2025 or 2024. These investments have no unfunded commitments and no specific redemption restrictions.

Alternative investments are valued based on NAV one quarter in arrears and our real estate investments are valued based on NAV one month in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2025 or 2024. The private equity direct investments and private equity funds of funds generally cannot be redeemed by investors. Distributions of capital from the sale of underlying fund assets may occur at any time, but are generally concentrated between five and eight years from the formation of the fund. At December 31, 2025 and 2024, these investments had unfunded commitments of $14.8 million and $15.2 million, respectively.

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

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Diversified Growth Assets	$64.7	$—	$—	$—	$64.7
Liability Driven Investments	—	56.3	—	—	56.3
Alternative Investments	—	—	—	30.9	30.9
Cash Equivalents	2.6	—	—	—	2.6
Total Invested Assets	$67.3	$56.3	$—	$30.9	$154.5

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Diversified Growth Assets	$25.6	$—	$—	$9.8	$35.4
Fixed Income and Index-linked Securities	50.5	—	—	—	50.5
Alternative Investments	—	—	—	34.5	34.5
Cash Equivalents	5.3	—	—	—	5.3
Total Invested Assets	$81.4	$—	$—	$44.3	$125.7

The level 1 diversified growth assets and fixed interest and index-linked securities consist of individual funds that are valued based on unadjusted quoted prices from active markets for identical securities. The level 2 liability driven investment portfolio consists of individual gilts that are valued using either directly or indirectly observable inputs other than quoted prices from active markets. Certain diversified growth assets were valued based on the NAV of the underlying holdings as of the reporting date. Alternative investments are valued based on NAV one quarter in arrears. We evaluate the need for adjustments to the NAV of the alternative investments based on an evaluation of cash flows in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2025 or 2024. These investments generally cannot be redeemed by investors. These investments had unfunded commitments at December 31, 2025 and 2024 of $2.5 million and $7.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$7.5	$7.5

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$7.9	$7.9

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31, 2025
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$7.9	$—	$8.1	$(8.5)	$7.5

	Year Ended December 31, 2024
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$8.2	$0.1	$8.4	$(8.8)	$7.9

For the years ended December 31, 2025 and 2024, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of Level 3 during 2025 or 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2025	2024	2025	2024	2025	2024
Benefit Obligations
Discount Rate	5.80%	5.80%	5.60%	5.50%	5.40%	5.80%
Rate of Compensation Increase	N/A	N/A	2.30%	2.50%	N/A	N/A

Net Periodic Benefit Cost
Discount Rate	5.80%	5.40%	5.50%	4.50%	5.80%	5.40%
Expected Return on Plan Assets	7.25%	7.25%	7.40%	6.50%	5.75%	5.75%
Rate of Compensation Increase	N/A	N/A	2.40%	2.40%	N/A	N/A

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

The expected return assumption for the life insurance reserve for our OPEB plan is based on full investment in fixed income securities with an average book yield of 4.96 percent and 5.01 percent in 2025 and 2024, respectively.

The rate of compensation increase assumption for our U.K. plan is generally based on periodic studies of compensation trends.

For our OPEB plan, at December 31, 2025 and 2024, the annual rates of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year are 7.50 percent and 7.00 percent, respectively, for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rates are assumed to change gradually to 5.00 percent by 2036 for measurement at December 31, 2025 and remain at that level thereafter. The annual rates of increase in the per capita cost of covered postretirement health benefits do not apply to retirees whose postretirement health care benefits are provided through an exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost (credit) for the years ended December 31.

	Pension Benefits
	U.S. Plans			U.K. Plan			OPEB
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	(in millions of dollars)
Service Cost	$9.4	$9.2	$9.2	$—	$—	$—	$—	$—	$—
Interest Cost	85.5	82.9	87.9	8.6	7.6	7.7	4.0	4.0	4.5
Expected Return on Plan Assets	(87.2)	(91.3)	(92.0)	(8.8)	(8.4)	(8.5)	(0.3)	(0.4)	(0.5)
Amortization of:
Net Actuarial Loss (Gain)	14.9	14.6	15.2	2.9	2.9	2.5	(1.2)	(1.1)	(10.5)
Prior Service Cost (Credit)	—	0.1	—	—	—	—	(0.3)	(0.2)	(0.2)
Settlement Loss	103.8	—	—	—	—	—	—	—	—
Total Net Periodic Benefit Cost (Credit)	$126.4	$15.5	$20.3	$2.7	$2.1	$1.7	$2.2	$2.3	$(6.7)

The service cost component of net periodic pension and postretirement benefit cost (credit) is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost (credit) are included in other expenses.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	U.S. Plans	U.K. Plan	OPEB
	(in millions of dollars)
Year	Pension Benefits		Gross	Subsidy Payments	Net
2026	$59.0	$6.0	$8.4	$—	$8.4
2027	63.1	6.1	8.0	—	8.0
2028	66.4	6.3	7.6	—	7.6
2029	69.3	6.4	7.3	—	7.3
2030	72.1	6.5	6.9	—	6.9
2031-2035	402.9	35.0	28.7	0.1	28.6

Funding Policy

The funding policy for our U.S. qualified defined benefit pension plan is to contribute an amount at least equal to the minimum contributions required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. During 2025, we had no regulatory contribution requirements for our U.S. qualified defined benefit pension plan and made no voluntary contributions. We expect to make regulatory contributions of approximately $15 million for our U.S. qualified defined benefit pension plan in 2026 and we reserve the right to make additional voluntary contributions during 2026. The funding policy for our U.S. non-qualified defined benefit pension plan, which is not subject to ERISA, is to contribute the amount necessary to satisfy the liabilities of the plan as they come due to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Employee Benefit Plans - Continued
participants. We expect to make contributions to the U.S. non-qualified defined benefit pension plan of approximately $10 million to fund the benefit payments in 2026.

During 2025, we made regulatory contributions of £14.6 million to our U.K. defined benefit pension plan and made no voluntary contributions. We expect to make regulatory contributions of approximately £2 million for our U.K. defined benefit pension plan in 2026, and we reserve the right to make voluntary contributions during 2026.

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

During the years ended December 31, 2025, 2024, and 2023, we recognized costs of $83.2 million, $81.6 million, and $74.3 million, respectively, for our U.S. defined contribution plan. We recognized costs of $7.3 million, $6.6 million, and $5.7 million in 2025, 2024, and 2023, respectively, for our U.K. defined contribution plan.

Note 12 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars, except share data)
Numerator
Net Income	$738.5	$1,779.1	$1,283.8

Denominator (000s)
Weighted Average Common Shares - Basic	172,511.5	187,497.7	196,659.7
Dilution for Assumed Exercises of Nonvested Stock Awards	410.1	571.5	942.3
Weighted Average Common Shares - Assuming Dilution	172,921.6	188,069.2	197,602.0

Net Income Per Common Share
Basic	$4.28	$9.49	$6.53
Assuming Dilution	$4.27	$9.46	$6.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested restricted stock units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested restricted stock units. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 0.3 million, 0.1 million, and 0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. See Note 13 for further discussion of our stock-based compensation plans.

Common Stock

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price.

Our board of directors has authorized the following repurchase programs:

	December 2025 Authorization	February 2025 Authorization[1]	July 2024 Authorization[2]	October 2023 Authorization[3]	December 2022 Authorization[4]
	(in millions)
Effective Date	January 1, 2026	April 1, 2025	August 1, 2024	January 1, 2024	January 1, 2023
Expiration Date	None	December 31, 2025	March 31, 2025	July 31, 2024	December 31, 2023
Authorized Repurchase Amount	$1,000.0	$1,000.0	$1,000.0	$500.0	$250.0
Cost of Shares Repurchased Under Repurchase Program	—	800.0	706.8	464.2	250.0
Unused and Expired	—	200.0	293.2	35.8	—
Remaining Repurchase Amount at December 31, 2025	Not yet effective	$—	$—	$—	$—

1Concurrent with the announcement of the December 2025 repurchase program, we also announced the termination of the February 2025 program as of December 31, 2025, and any unused amounts under that program expired as of that date.
2Concurrent with the announcement of the February 2025 repurchase program, we also announced the termination of the July 2024 program as of March 31, 2025, and any unused amounts under that program expired as of that date.
3Concurrent with the announcement of the July 2024 repurchase program, we also announced the termination of the October 2023 program as of July 31, 2024, and all unused amounts under that program expired as of that date.
4In February 2023, the December 2022 program was modified to increase the authorized repurchase amount from $200.0 million to $250.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Year Ended December 31
	2025	2024	2023
	(in millions)
Shares Repurchased[1]	13.6	15.7	5.7
Cost of Shares Repurchased[2]	$1,011.7	$979.3	$252.0

1For the year ended December 31, 2025, includes 0.7 million shares related to the settlement of the November 2024 accelerated share repurchase agreement (ASR) which occurred in February 2025.
2Includes $1.9 million of commissions for the year ended December 31, 2025, a de minimis amount of commissions for the year ended December 31, 2024, and $0.1 million of commissions for the year ended December 31, 2023. Also includes $9.8 million, $8.3 million, and $1.9 million of excise tax for the years ended December 31, 2025, 2024, and 2023 respectively. For the year ended December 31, 2024, includes $80.3 million related to shares which settled in February 2025 in connection with the November 2024 ASR.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Stock-Based Compensation
Description of Stock Plans

Under the 2022 Stock Incentive Plan (the 2022 Plan), up to 6.8 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each award, under the 2022 plan is counted as 1.00 share. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. The maximum term of each stock option or stock appreciation right is ten years after the date of grant.  At December 31, 2025, approximately 4.8 million shares were available for future grants under the 2022 Plan.

We issue new shares of common stock for all of our stock plan vestings and exercises.

Cash Incentive Units (CIUs)

CIUs are denominated and settled in cash, with each unit representing the right to receive one dollar. Vesting for the CIUs occurs at the end of a three-year period and is based upon prospective company performance measures and our total shareholder return relative to a board-approved peer group during the three-year period. We issued 9.7 million, 9.5 million, and 9.0 million CIUs during 2025, 2024, and 2023, respectively. However, actual performance, including the modification for relative total shareholder return, may result in an award of up to 200 percent of the initial number of CIUs issued.

Activity for CIUs, which are classified as a liability, is as follows:

Units
(000s)
Outstanding at December 31, 2024	16,455
Granted	15,545
Vested	(13,228)
Outstanding at December 31, 2025	18,772

At December 31, 2025, the three-year performance period for the 2023 CIU grant was completed and the related shares vested, but the performance factor had not yet been applied. The performance factor will be applied during the first quarter of 2026, with payments of awards at that time. Granted and vested amounts in the preceding table also include an adjustment to reflect the application of the performance factor to the 2022 CIU grant, which occurred during the first quarter of 2025.

At December 31, 2025 and 2024 the liability for CIUs was $39.0 million and $36.2 million, respectively. CIU payments made during 2025 and 2024 totaled $12.2 million and $13.9 million. There were no CIU payments made during 2023. At December 31, 2025, we had approximately $0.9 million of unrecognized compensation cost related to CIUs that will be recognized over a weighted average period of 1.6 years. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. Compensation cost for CIUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The fair value of CIUs is estimated at each reporting period using the Monte-Carlo simulation model. Key assumptions used to value CIUs granted are as follows:

	Assumptions as of the Year Ended December 31, 2025
	2025 Grant	2024 Grant
Expected Volatility (based on our and our peer group historical daily stock prices)	30%	28%
Expected Life (equals the remaining performance period)	2 years	1 year
Risk Free Interest Rate (based on U.S. Treasury yields)	3.43%	3.46%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Stock-Based Compensation - Continued

	Assumptions as of the Year Ended December 31, 2024
	2024 Grant	2023 Grant
Expected Volatility (based on our and our peer group historical daily stock prices)	30%	30%
Expected Life (equals the remaining performance period)	2 years	1 year
Risk Free Interest Rate (based on U.S. Treasury yields)	4.25%	4.19%

	Assumptions as of the Year Ended December 31, 2023
	2023 Grant	2022 Grant
Expected Volatility (based on our and our peer group historical daily stock prices)	30%	27%
Expected Life (equals the remaining performance period)	2 years	1 year
Risk Free Interest Rate (based on U.S. Treasury yields)	4.26%	4.75%

Restricted Stock Units (RSUs)

RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on RSUs are accrued as cash. Compensation cost for RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

Activity for RSUs, which are classified as equity, is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2024	987	$44.31
Granted	550	81.16
Vested	(688)	50.85
Forfeited	(50)	60.34
Outstanding at December 31, 2025	799	63.05

During 2025, 2024, and 2023, we issued RSUs with a weighted average grant date fair value per share of $81.16, $49.57, and $45.56, respectively.

The total fair value of shares vested during 2025, 2024, and 2023 was $35.0 million, $34.8 million, and $49.9 million, respectively. At December 31, 2025, we had $30.9 million of unrecognized compensation cost related to RSUs that will be recognized over a weighted average period of 1 year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Stock-Based Compensation - Continued
Expense

Compensation expense for the stock based plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Cash Incentive Units	$15.3	$12.4	$21.7
Restricted Stock Units	37.3	34.5	40.3
Other	1.0	0.9	2.1
Total Compensation Expense, Before Income Tax	$53.6	$47.8	$64.1

Total Compensation Expense, Net of Income Tax	$47.3	$41.6	$57.5
Certain prior year amounts in the preceding chart have been reclassified to conform to current presentation.

Cash received under all share-based payment arrangements for the years ended December 31, 2025, 2024, and 2023 was $5.1 million, $6.0 million, and $5.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Reinsurance
Reinsurance activity related to our premium income, policy benefits, and policy benefits remeasurement gain are as follows:

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Direct Premium Income	$11,064.0	$10,732.1	$10,286.8
Reinsurance Assumed	54.5	69.8	80.4
Reinsurance Ceded	(287.5)	(304.5)	(321.2)
Net Premium Income	$10,831.0	$10,497.4	$10,046.0

Direct Policy Benefits	$8,343.9	$8,027.9	$8,001.8
Reinsurance Assumed	154.6	152.5	138.7
Reinsurance Ceded	(872.3)	(700.2)	(828.6)
Net Policy Benefits	$7,626.2	$7,480.2	$7,311.9

Direct Policy Benefits - Remeasurement Loss (Gain)	$530.0	$(546.8)	$(49.2)
Reinsurance Assumed	(5.4)	2.2	(0.1)
Reinsurance Ceded	(85.5)	(17.7)	(5.5)
Net Policy Benefits - Remeasurement Loss (Gain)	$439.1	$(562.3)	$(54.8)

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

Upon closing the transaction in July 2025, we transferred to Fortitude Re $953.5 million of cash as well as fixed maturity securities with a fair value totaling $3,230.1 million and accrued investment income of $47.1 million. After consideration of the final settlement, the final ceding commission related to this transaction was $442.3 million.

As a result of this reinsurance agreement, we recognized the following:

•Net realized investment loss totaling $46.8 million during the year ended 2025.
•Reinsurance recoverable of $3,620.5 million comprised of ceded reserves of $3,315.2 million related to the Closed Block long-term care product line and $305.3 million related to the Unum US individual disability product line.
•Cost of reinsurance of $848.2 million related to the Closed Block long-term care product line and a deferred gain on reinsurance related to the Unum US individual disability product line of $145.9 million.
•Write-off of deferred acquisition costs related to the Unum US individual disability product line of $100.3 million which is included as a component of deferred gain on reinsurance.

The cost of reinsurance and the deferred gain on reinsurance will be amortized into earnings over a period of 11 years and 20 years, respectively, consistent with expected future premiums. During 2025, subsequent to the execution of the agreement, we recognized amortization of the cost of reinsurance of $78.0 million related to the Closed Block long-term care product line and amortization of the deferred gain on reinsurance of $9.0 million related to the Unum US individual disability product line.

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

Closed Block Individual Disability Reinsurance Transaction

We exited a substantial portion of our Closed Block individual disability product line through two phases of a coinsurance and modified coinsurance reinsurance transaction with Commonwealth Annuity and Life Insurance Company (Commonwealth) that were executed in December 2020 and March 2021. In addition, we also entered into an agreement with Commonwealth whereby we will provide a 12-year volatility cover to Commonwealth for the active life cohort (ALR cohort) ceded as a part of the reinsurance transaction described above. At the end of the 12-year coverage period, Commonwealth will retain the risk for the remaining incidence and claims risk on the ALR cohort of the ceded business. Due to the nature of the volatility cover, the ALR cohort is accounted for under the deposit method on a GAAP basis. Reserves ceded to Commonwealth were $4,561.3 million and $4,698.4 million at December 31, 2025 and 2024, respectively. The deposit asset as of December 31, 2025 and 2024 was $270.5 million and $282.3 million, respectively. We recognized amortization of the cost of reinsurance related to this transaction of $38.7 million, $41.4 million, and $44.1 million in 2025, 2024, and 2023, respectively.

Reinsurance Recoverable

As of December 31, 2025, our two largest reinsurers, Commonwealth and Fortitude Re, accounted for 72 percent of the total reinsurance recoverable balance. Both have an A rating by A.M. Best Company (AM Best) and have also established collateralized trust accounts for our benefit to secure their obligations. In addition, eight other major companies, which account for approximately 25 percent of our reinsurance recoverable, are also rated A or better by either AM Best or S&P Global Ratings (S&P), or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately 3 percent of our reinsurance recoverable is primarily related to business reinsured with other companies also rated A- or better by AM Best or S&P, with overseas entities with equivalent ratings, or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Less than one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or S&P, or not rated.

Note 15 - Segment Information

We have three core operating segments: Unum US, Unum International, and Colonial Life. Our other operating segments are Closed Block and Corporate.

The Unum US segment is comprised of group disability, group life and accidental death and dismemberment, and supplemental and voluntary lines of business. The group disability line of business includes long-term and short-term disability, medical stop-loss, and fee-based service products. The supplemental and voluntary line of business includes voluntary benefits, individual disability, and dental and vision products. These products, excluding medical stop-loss which was no longer actively marketed as of the third quarter of 2024, are marketed through our field sales personnel who work in conjunction with independent brokers and consultants.

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

Our Chief Executive Officer is the Chief Operating Decision Maker (CODM). Our CODM evaluates the performance of our segments on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss". The significant expense categories and amounts included within "adjusted operating income" or "adjusted operating loss" align with the segment level information that is regularly provided to the CODM. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. As such, the CODM uses these performance measures to evaluate profitability, assist in resourcing decisions, and monitor budgeted versus actual results. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, net income, or net loss. Further information regarding the components of these performance measures is presented in the tables below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued
Segment information is shown below.

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$2,011.1	$2,086.1	$2,057.2
Group Short-term Disability	1,138.4	1,084.0	1,012.3
Group Life and Accidental Death & Dismemberment
Group Life	1,871.1	1,784.7	1,679.0
Accidental Death & Dismemberment	195.6	186.1	175.5
Supplemental and Voluntary
Voluntary Benefits	927.4	879.2	850.1
Individual Disability	615.1	566.0	527.0
Dental and Vision	324.8	297.1	278.1
	7,083.5	6,883.2	6,579.2
Unum International
Unum UK
Group Long-term Disability	427.5	418.0	396.1
Group Life	275.7	211.3	169.3
Supplemental	184.2	165.6	141.5
Unum Poland	195.4	154.6	118.3
	1,082.8	949.5	825.2
Colonial Life
Accident, Sickness, and Disability	993.5	969.5	946.1
Life	483.6	458.0	426.5
Cancer and Critical Illness	362.0	356.4	353.5
	1,839.1	1,783.9	1,726.1
Closed Block
Long-term Care	670.8	696.1	696.0
All Other	154.8	184.7	219.5
	825.6	880.8	915.5

Total Premium Income	$10,831.0	$10,497.4	$10,046.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued

	Year Ended December 31, 2025
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$7,083.5	$1,082.8	$1,839.1	$825.6	$—	$10,831.0
Net Investment Income	604.2	145.6	172.6	1,016.5	93.8	2,032.7
Other Income[1]	249.8	7.7	1.6	49.9	0.4	309.4
Adjusted Operating Revenue	$7,937.5	$1,236.1	$2,013.3	$1,892.0	$94.2	$13,173.1

Adjusted Policy Benefits[2]	$4,353.3	$793.0	$908.1	$1,542.2	$—	$7,596.6
Adjusted Policy Benefits - Remeasurement Loss (Gain)[3]	(86.2)	(20.2)	(23.0)	90.0	—	(39.4)
Commissions	794.9	95.7	398.6	66.1	—	1,355.3
Interest and Debt Expense	—	—	—	—	208.8	208.8
Deferral of Acquisition Costs	(331.7)	(22.0)	(343.4)	—	—	(697.1)
Amortization of Deferred Acquisition Costs	283.3	10.7	233.1	—	—	527.1
Other Segment Items[4]	1,652.0	226.6	376.3	130.2	57.0	2,442.1
Adjusted Benefits and Expenses	$6,665.6	$1,083.8	$1,549.7	$1,828.5	$265.8	$11,393.4

Adjusted Operating Income (Loss)	$1,271.9	$152.3	$463.6	$63.5	$(171.6)	$1,779.7

[1]Excludes the amortization of the deferred gain on reinsurance in the Unum US segment.
[2]Excludes the impact of non-contemporaneous reinsurance in the Unum US segment and the Closed Block segment.
[3]Excludes the reserve assumption updates that occurred in the third quarter of 2025 for all segments except Corporate.
[4]Excludes the amortization of the cost of reinsurance in the Closed Block segment, as well as the accelerated charitable contribution and the settlement loss on the U.S. pension plan annuity purchase in the Corporate segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during 2025 was $86.7 million, $20.7 million, $16.9 million, $6.0 million, and $0.5 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

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
[3]Excludes the amortization of the cost of reinsurance in the Closed Block segment and the loss on legal settlement in the Corporate segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during 2024 was $85.0 million, $17.9 million, $15.1 million, $5.4 million and $0.1 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

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
[2]Excludes the reserve assumption updates that occurred in the third quarter of 2023 for all segments except Corporate.
[3]Excludes the amortization of the cost of reinsurance in the Closed Block segment. For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during 2023 was $76.3 million, $14.6 million, $13.6 million, $5.2 million, and $0.6 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

	December 31
	2025	2024
	(in millions of dollars)
Assets
Unum US	$14,635.3	$14,981.6
Unum International	3,648.0	3,291.3
Colonial Life	5,289.9	4,964.2
Closed Block	33,887.8	33,376.0
Corporate	6,058.4	5,346.2
Total Assets	$63,519.4	$61,959.3

We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At December 31, 2025 and 2024, goodwill was $353.9 million and $349.1 million, respectively, with $281.2 million and $280.0 million, respectively, attributable to Unum US, $45.0 million and $41.4 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued
We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, certain impacts from reinsurance transactions, reserve assumption updates, and certain other items specified in the reconciliations below. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

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

Accelerated Charitable Contribution

During the fourth quarter of 2025, we incurred an expense related to an accelerated charitable contribution of $20.0 million within our Corporate segment recorded within other expenses in the consolidated statements of income.

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

See above and Notes 3, 6, 11, and 14 for further discussion regarding the items specified in the reconciliation below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Total Revenue	$13,075.5	$12,887.3	$12,385.9
Excluding:
Net Investment Loss	(106.6)	(34.6)	(36.0)
Amortization of the Deferred Gain on Reinsurance	9.0	—	—
Adjusted Operating Revenue	$13,173.1	$12,921.9	$12,421.9

Income Before Income Tax	$933.5	$2,251.3	$1,640.1
Excluding:
Net Investment Loss
Net Investment Loss Related to the Fortitude Re Reinsurance Transaction	(46.8)	—	—
Net Investment Loss, Other	(59.8)	(34.6)	(36.0)
Total Net Investment Loss	(106.6)	(34.6)	(36.0)
Amortization of the Cost of Reinsurance	(116.7)	(41.4)	(44.1)
Amortization of the Deferred Gain on Reinsurance	9.0	—	—
Non-Contemporaneous Reinsurance	(29.6)	(25.1)	(34.8)
Reserve Assumption Updates	(478.5)	357.4	(177.2)
Settlement Loss on the U.S. Pension Plan Annuity Purchase	(103.8)	—	—
Accelerated Charitable Contribution	(20.0)	—	—
Loss on Legal Settlement	—	(15.3)	—
Adjusted Operating Income	$1,779.7	$2,010.3	$1,932.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 17 - Leases - Continued
Operating lease information is as follows:

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Lease Cost
Operating Lease Cost	$17.8	$17.3	$16.4
Sublease Income	(2.3)	(1.7)	(1.5)
Total Lease Cost	$15.5	$15.6	$14.9

Other Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	$19.9	$20.7	$20.3
Weighted-Average Remaining Lease Term	5 years	5 years	5 years
Weighted-Average Discount Rate	5.14%	5.19%	4.85%

As of December 31, 2025, aggregate undiscounted minimum lease payments and the reconciliation to our lease liability are as follows (in millions of dollars):

2026	$22.4
2027	19.6
2028	17.6
2029	15.3
2030	6.3
2031 and Thereafter	9.6
Total	90.8
Less Imputed Interest	11.9
Lease Liability	$78.9

The right-of-use asset was $55.7 million and $45.1 million at December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 18 - Statutory Financial Information
Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. life insurance companies is reported in conformity with statutory accounting principles prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by applicable domiciliary state laws. The commissioners of the states of domicile have the right to permit other specific practices that may deviate from prescribed practices. Our traditional U.S. life insurance subsidiaries have no permitted statutory accounting practices that differ materially from statutory accounting principles prescribed by the NAIC.

Unum America cedes blocks of long-term care business to Fairwind, which is an affiliated captive reinsurance subsidiary (captive reinsurer) domiciled in the United States, with Unum Group as the ultimate parent. This captive reinsurer was established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by Unum America.

Fairwind, which is domiciled in the state of Vermont, is required to follow GAAP in accordance with Vermont reporting requirements for pure captive insurance companies, unless the commissioner permits the use of some other basis of accounting. Fairwind has permission from Vermont to follow accounting practices that are generally consistent with current NAIC statutory accounting principles for its insurance reserves and invested assets supporting reserves. All other assets and liabilities are accounted for in accordance with GAAP, as prescribed by Vermont, which includes the full recognition of deferred tax assets which are more likely than not to be realized. Statutory accounting principles have a stricter limitation for the recognition of deferred tax assets. The impact of following the prescribed and permitted practices of Vermont rather than statutory accounting principles prescribed by the NAIC resulted in higher capital and surplus for Fairwind of approximately $185 million and $334 million as of December 31, 2025 and 2024, respectively.

The operating results and capital and surplus of our traditional U.S. life insurance subsidiaries and our captive reinsurer, prepared in accordance with prescribed or permitted accounting practices of the NAIC or states of domicile, are presented separately below.

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Combined Net Income (Loss)
Traditional U.S. Life Insurance Subsidiaries	$634.0	$1,322.4	$1,329.9
Captive Reinsurer	$52.5	$662.2	$(318.3)

Combined Net Gain (Loss) from Operations, After Tax
Traditional U.S. Life Insurance Subsidiaries	$652.5	$1,337.0	$1,351.5
Captive Reinsurer	$75.5	$660.3	$(279.4)

	December 31
	2025	2024
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Life Insurance Subsidiaries	$3,770.6	$3,909.7
Captive Reinsurer	$2,003.3	$1,931.6

Our foreign insurance subsidiaries are subject to oversight by the relevant authoritative bodies in their respective jurisdictions and must comply with local capital and solvency standards. U.K. Solvency II, the system of prudential regulation applying in the U.K., prescribes capital requirements and risk management standards for the U.K. insurance industry. As derived from the most recent annual financial statements for December 31, 2024, based on U.K. Solvency II requirements, regulatory net income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 18 - Statutory Financial Information - Continued
and eligible own funds available of Unum Limited, our most significant international insurance subsidiary which is based in the U.K., were £106.7 million and £749.8 million, respectively.

Risk-based capital (RBC) standards for U.S. life insurance companies are prescribed by the NAIC. The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. The total adjusted capital of each of our U.S. insurance subsidiaries at December 31, 2025 is in excess of those RBC levels.

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

Based on the restrictions under current law, approximately $631 million is available, without prior approval by regulatory authorities, during 2026 for the payment of dividends to Unum Group from its traditional U.S. life insurance subsidiaries. The ability of our captive insurer to pay dividends to Unum Group will depend on the satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind.
We also have the ability to receive dividends from our foreign subsidiaries, primarily in the U.K., for which the payment may be subject to applicable insurance company regulations and capital guidance. Approximately £125 million is considered distributable from Unum Limited during 2026, subject to local solvency standards and regulatory approval.

Deposits

At December 31, 2025 and 2024, our U.S. life insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $123.4 million and $119.3 million, respectively, held for the protection of policyholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2025, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2025, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Unum Group

Opinion on Internal Control Over Financial Reporting

We have audited Unum Group and Subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unum Group and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 17, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 17, 2026

ITEM 9B. OTHER INFORMATION

On December 15, 2025, Christopher W. Pyne, our Executive Vice President, Group Benefits, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading arrangement provides for the sale of up to $350,000 of shares of our common stock, based on the market value of the shares at the time of sale, between March 16, 2026 and June 30, 2026. During the three months ended December 31, 2025, no other director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors" in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to our executive officers is included under the caption "Information about our Executive Officers" contained herein in Item 1 and is incorporated herein by reference.

Our internet website address is www.unum.com. We have adopted corporate governance guidelines, a code of conduct applicable to all of our directors, officers and employees, and charters for the committees of our board of directors in accordance with the requirements of the New York Stock Exchange (NYSE).

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption "Ownership of Company Securities", sub-caption "Delinquent Section 16(a) Reports", in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Board and Committee Governance", sub-caption "Codes of Conduct and Ethics", in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Board and Committee Governance", sub-caption "Committees of the Board", in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the procedures by which our shareholders may recommend nominees to our board of directors is included under the caption "Corporate Governance", sub-caption "Process for Selecting and Nominating Directors", in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation and compensation committee matters is included under the caption "Director Compensation", under the caption "Board and Committee Governance", sub-caption "Compensation Committee Interlocks and Insider Participation" and sub-captions "The Board's Role in Risk Oversight" and "Compensation Risk", and under the captions "Compensation Discussion and Analysis", "Compensation Committee Report", "Compensation Tables", "CEO Pay Ratio", and "Pay Versus Performance" in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions "Ownership of Company Securities", including sub-caption "Security Ownership of Certain Shareholders", in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2025, about the common stock that may be issued under all our existing equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights (4)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders (1)	1,426,220 (3)	N/A	6,029,076 (5)
Equity Compensation Plans Not Approved by Shareholders (2)	0	N/A	139,639 (6)
Total	1,426,220	N/A	6,168,715

(1)The following plans were approved by our shareholders: Unum Group 2020 Employee Stock Purchase Plan (ESPP), Unum Group Stock Incentive Plan of 2012 (2012 Plan), Unum Group Stock Incentive Plan of 2017 (2017 Plan), Unum European Holding Company Limited Savings-Related Share Option Scheme 2021 (2021 SAYE), Unum Group 2022 Stock Incentive Plan (2022 Plan), and Unum European Holding Company Limited SAYE Share Option Scheme 2025 (2025 SAYE).
(2)The following plan was not approved by our shareholders: Unum Group Approved Profit Share Scheme (Ireland) (Ireland APSS).
(3)Shares of common stock may be issued pursuant to the following outstanding awards subject to the satisfaction of applicable service or performance conditions: 1,347,858 restricted stock units (RSUs), which includes stock success units, and 78,362 deferred share rights (including dividend equivalents accrued thereon). Shares underlying the outstanding awards are issuable under the 2012 Plan, the 2017 Plan, and the 2022 Plan.
(4)There are no outstanding options, warrants or rights under column (b).
(5)Includes 4,832,862 shares remaining available for future issuance under the 2022 Plan (including in respect of any dividend equivalents accruing on outstanding awards under the other plans on or after the effective date of the 2022 Plan); 879,862 shares remaining available for issuance under the ESPP, 116,352 shares remaining available for future issuance under the 2021 SAYE, and 200,000 shares remaining available for future issuance under the 2025 SAYE. Any award outstanding under the 2012 Plan and the 2017 Plan as of the effective date of the 2022 Plan that after such date is not issued because the award is forfeited, terminates, expires, or otherwise lapses without being exercised, or is settled for cash, will be returned to the 2022 Plan. Each RSU or other full-value award under the 2022 Plan is counted as 1 share.
(6)Represents shares remaining available for purchase in the open market under the Ireland APSS.

Below is a brief description of the equity compensation plan not approved by shareholders.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to director independence and transactions with related persons is included under the caption "Corporate Governance", sub-caption "Director Independence", and under the caption "Board and Committee Governance", sub-caption "Related Party Transactions and Policy", in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2025 and 2024 and our audit committee's pre-approval policies and procedures are included under the caption "Items to Be Voted On", sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services", in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
as of December 31, 2025
Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount shown on the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$543.8	$545.0	$545.0
States, Municipalities, and Political Subdivisions	3,450.7	3,058.1	3,058.1
Foreign Governments	1,008.8	870.3	870.3
Public Utilities	5,048.6	4,933.9	4,933.9
Mortgage/Asset-Backed Securities(2)	1,187.3	1,179.3	1,179.3
All Other Corporate Bonds	23,500.0	22,462.1	22,462.1
Redeemable Preferred Stocks	8.0	7.9	7.9
Total Fixed Maturity Securities	$34,747.2	$33,056.6	$33,056.6

Mortgage Loans	2,125.4		2,109.5
Policy Loans	3,668.1		3,668.1
Other Long-term Investments
Derivatives(3)	—		69.7
Perpetual Preferred and Equity Securities(4)	15.2		20.0
Private Equity Partnerships(4)	1,185.8		1,456.3
Miscellaneous Long-term Investments	124.4		124.4
Short-term Investments	3,016.2		3,016.2

Total Investments	$44,882.3		$43,520.8

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

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2025	2024
	(in millions of dollars)
Assets
Fixed Maturity Securities - at fair value (amortized cost: $499.1; $545.0)	$472.7	$497.4
Other Long-term Investments	32.7	32.7
Short-term Investments	1,766.6	1,397.5
Investment in Subsidiaries	12,721.6	12,982.0
Deferred Income Tax	77.0	122.5
Other Assets	683.2	620.0
Total Assets	$15,753.8	$15,652.1

Liabilities and Stockholders' Equity

Liabilities
Short-term Debt	$—	$274.6
Long-term Debt	3,767.6	3,465.2
Pension and Postretirement Benefits	285.9	341.9
Other Liabilities	581.2	609.3
Total Liabilities	4,634.7	4,691.0

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 196,194,941 and 195,460,723 shares	19.6	19.5
Additional Paid-in Capital	1,593.0	1,489.6
Accumulated Other Comprehensive Loss	(1,808.5)	(2,523.7)
Retained Earnings	13,345.3	12,914.0
Treasury Stock - at cost: 30,500,524 and 16,871,752 shares	(2,030.3)	(938.3)
Total Stockholders' Equity	11,119.1	10,961.1

Total Liabilities and Stockholders' Equity	$15,753.8	$15,652.1

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Cash Dividends from Subsidiaries	$1,643.1	$1,378.7	$1,581.1
Non-Cash Dividends from Subsidiaries	151.1	33.0	—
Other Income	145.6	100.5	90.3
Total Revenue	1,939.8	1,512.2	1,671.4

Interest and Debt Expense	208.8	201.1	194.8
Other Expenses	158.9	70.8	54.2
Total Expenses	367.7	271.9	249.0

Income of Parent Company Before Income Tax	1,572.1	1,240.3	1,422.4
Income Tax Benefit	(42.1)	(33.7)	(9.5)

Income of Parent Company	1,614.2	1,274.0	1,431.9
Equity in Undistributed Earnings (Loss) of Subsidiaries	(875.7)	505.1	(148.1)

Net Income	738.5	1,779.1	1,283.8

Other Comprehensive Income, Net of Tax	715.2	784.3	140.3

Comprehensive Income	$1,453.7	$2,563.4	$1,424.1

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2025	2024	2023
	(in millions of dollars)
Cash Provided by Operating Activities	$1,565.4	$1,358.2	$1,548.0

Cash Flows from Investing Activities
Proceeds from Sales and Maturities of Fixed Maturity Securities	269.1	378.0	97.1
Proceeds from Sales and Maturities of Other Investments	52.7	25.1	23.9
Purchase of Fixed Maturity Securities	(83.3)	(3.0)	(44.5)
Purchase of Other Investments	(38.9)	(16.1)	(23.4)
Net Purchases of Short-term Investments	(314.7)	(375.4)	(104.4)
Cash Distributions to Subsidiaries	(40.1)	(40.2)	(854.5)
Net Purchases of Property and Equipment	(99.7)	(91.1)	(113.1)
Cash Used by Investing Activities	(254.9)	(122.7)	(1,018.9)

Cash Flows from Financing Activities
Short-term Debt Repayment	(275.0)	—	(2.0)
Issuance of Long-term Debt	296.0	391.6	—
Long-term Debt Repayment	—	(350.0)	—
Issuance of Common Stock	5.1	6.0	5.2
Repurchase of Common Stock	(1,010.3)	(972.9)	(250.1)
Dividends Paid to Stockholders	(306.2)	(296.5)	(277.1)
Other, Net	(0.7)	(9.9)	—
Cash Used by Financing Activities	(1,291.1)	(1,231.7)	(524.0)

Increase in Cash	$19.4	$3.8	$5.1

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholders' Account Balances	Unearned Premiums
	(in millions of dollars)
December 31, 2025

Unum US	$1,208.7	$8,493.4	$665.7	$48.7
Unum International	72.1	2,404.3	—	201.5
Colonial Life	1,639.5	2,032.0	858.9	46.9
Closed Block	—	25,087.3	4,111.8	115.7
Total	$2,920.3	$38,017.0	$5,636.4	$412.8

December 31, 2024

Unum US	$1,260.6	$8,669.7	$675.7	$51.7
Unum International	53.0	2,163.0	—	165.5
Colonial Life	1,529.2	1,904.2	862.5	45.4
Closed Block	—	24,069.5	4,095.5	121.4
Total	$2,842.8	$36,806.4	$5,633.7	$384.0

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Unum Group and Subsidiaries

Segment	Premium Income	Net Investment Income[1]	Policy Benefits Including Remeasurement Loss or Gain[2]	Amortization of Deferred Acquisition Costs	All Other Expenses[3]	Premiums Written[4]
	(in millions of dollars)
December 31, 2025

Unum US	$7,083.5	$604.2	$4,120.4	$283.3	$2,115.2	$4,947.5
Unum International	1,082.8	145.6	767.4	10.7	300.3	613.6
Colonial Life	1,839.1	172.6	876.2	233.1	431.5	1,278.1
Closed Block	825.6	1,016.5	2,301.3	—	313.0	818.8
Corporate	—	93.8	—	—	389.6	—
Total	$10,831.0	$2,032.7	$8,065.3	$527.1	$3,549.6

December 31, 2024

Unum US	$6,883.2	$632.2	$3,864.7	$292.5	$2,011.3	$4,834.0
Unum International	949.5	128.8	656.7	9.5	263.4	581.6
Colonial Life	1,783.9	161.5	804.7	219.0	413.0	1,247.4
Closed Block	880.8	1,148.9	1,591.8	—	243.0	868.1
Corporate	—	58.6	—	—	266.4	—
Total	$10,497.4	$2,130.0	$6,917.9	$521.0	$3,197.1

December 31, 2023

Unum US	$6,579.2	$639.9	$3,808.5	$267.6	$1,879.2	$4,634.3
Unum International	825.2	137.2	579.8	8.4	235.6	544.4
Colonial Life	1,726.1	153.5	798.1	205.4	396.5	1,221.8
Closed Block	915.5	1,066.3	2,070.7	—	246.5	904.2
Corporate	—	99.8	—	—	249.5	—
Total	$10,046.0	$2,096.7	$7,257.1	$481.4	$3,007.3
1 Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

2 Included in policy benefits including remeasurement loss or gain were the following:

•In 2025, reserve assumption updates resulting in a net decrease in policy benefits including remeasurement gain or loss in the Unum US, Colonial Life and Unum International segments of $147.7 million, $8.9 million, $5.4 million, respectively, and a net increase in policy benefits including remeasurement gain or loss in the Closed Block segment of $640.5 million.
•In 2024, reserve assumption updates resulting in a net decrease in policy benefits including remeasurement gain or loss in the Unum US, Colonial Life, and Closed Block segments of $143.6 million, $46.0 million, and $175.3 million, respectively, and a net increase in policy benefits including remeasurement gain or loss in the Unum International segment of $7.5 million.
•In 2023, reserve assumption updates resulting in a net decrease in policy benefits including remeasurement gain or loss in the Unum US, and Colonial Life segments of $128.8 million and $80.7 million, respectively, and a net increase in policy benefits including remeasurement gain or loss in the Unum International and Closed Block Segments of $17.9 million and $368.8 million, respectively.
•In 2025, 2024, and 2023 the impact of non-contemporaneous reinsurance of $28.6 million, $25.1 million, and $34.8 million, respectively, in the Closed Block segment. In 2025, the impact of non-contemporaneous reinsurance of $1.0 million in the Unum US segment.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Unum Group and Subsidiaries
3 Includes commissions, interest and debt expense, deferral of acquisition costs, compensation expense, and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics. Also included in all other expenses were the following:
•In 2025, 2024 and 2023 the amortization of the cost of reinsurance of $116.7 million, $41.4 million, and $44.1 million respectively, in the Closed Block segment.
•In 2025, we incurred an expense related to an accelerated charitable contribution of $20.0 million, in the Corporate segment.
•In 2025, we incurred a settlement loss on the U.S. pension plan annuity purchase of $103.8 million, in the Corporate segment.
•In 2024, we incurred a loss on legal settlement of $15.3 million for the settlement of an employment-related matter, in the Corporate segment.

4 Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2025

Life Insurance in Force	$1,296,061.4	$28,606.8	$992.3	$1,268,446.9	0.1%

Premium Income:
Life Insurance	$3,216.8	$147.5	$5.3	$3,074.6	0.2%
Accident, Health, and Other Insurance	7,847.2	140.0	49.2	7,756.4	0.6%
Total	$11,064.0	$287.5	$54.5	$10,831.0	0.5%

Year Ended December 31, 2024

Life Insurance in Force	$1,162,098.7	$24,373.3	$1,009.8	$1,138,735.2	0.1%

Premium Income:
Life Insurance	$3,011.1	$159.0	$5.1	$2,857.2	0.2%
Accident, Health, and Other Insurance	7,721.0	145.5	64.7	7,640.2	0.8%
Total	$10,732.1	$304.5	$69.8	$10,497.4	0.7%

Year Ended December 31, 2023

Life Insurance in Force	$1,079,042.5	$21,210.7	$921.6	$1,058,753.4	0.1%

Premium Income:
Life Insurance	$2,799.0	$157.5	$6.0	$2,647.5	0.2%
Accident, Health, and Other Insurance	7,487.8	163.7	74.4	7,398.5	1.0%
Total	$10,286.8	$321.2	$80.4	$10,046.0	0.8%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions[1]	Balance at End of Year
	(in millions of dollars)
Year Ended December 31, 2025

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$26.8	$7.8	$8.5	$26.1

Allowance for expected credit losses (deducted from reinsurance recoverable)	$1.5	$0.1	$0.2	$1.4

Year Ended December 31, 2024

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$29.5	$8.0	$10.7	$26.8

Allowance for expected credit losses (deducted from reinsurance recoverable)	$1.7	$0.3	$0.5	$1.5

Year Ended December 31, 2023

Allowance for expected credit losses (deducted from accounts and premiums receivable)	$32.5	$11.3	$14.3	$29.5

Allowance for expected credit losses (deducted from reinsurance recoverable)	$1.7	$0.1	$0.1	$1.7

1Deductions include amounts deemed to reduce exposure of expected losses on premium and accounts receivables and reinsurance recoverable, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

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

(2.1)
Amended and Restated Reinsurance Agreement, dated March 31, 2021, by and between Provident Life and Accident Insurance Company and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.1 of Unum Group's Form 8-K filed on April 5, 2021). **

(2.2)
Amended and Restated Reinsurance Agreement, dated March 31, 2021, by and between The Paul Revere Life Insurance Company and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.2 of Unum Group's Form 8-K filed on April 5, 2021). **

(2.3)
Amended and Restated Reinsurance Agreement, dated March 31, 2021, by and between Unum Life Insurance Company of America and Commonwealth Annuity and Life Insurance Company (incorporated by reference to Exhibit 2.3 of Unum Group's Form 8-K filed on April 5, 2021). **

(2.4)
Master Transaction Agreement, dated as of February 26, 2025, by and among Unum Life Insurance Company of America and Fortitude Reinsurance Company Ltd. (incorporated by reference to Exhibit 2.1 of Unum Group’s Form 10-Q filed on April 30, 2025).

(2.5)
Coinsurance Agreement, dated July 1, 2025, among Unum Life Insurance Company of America, Fortitude Reinsurance Company Ltd., and, solely with respect to certain provisions, the Retrocessionaire named there (incorporated by reference to Exhibit 2.1 of Unum Group’s Form 10-Q filed on July 30, 2025).

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

(4.7)	Form of 6.250% Junior Subordinated Notes due 2058 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on May 29, 2018).

(4.8)	Form of 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on June 13, 2019).

(4.9)	Form of 4.500% Senior Notes due 2049 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on September 11, 2019).

(4.10)	Form of 4.125% Senior Notes due 2051 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on June 14, 2021).

(4.11)	Form of 6.000% Senior Notes due 2054 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on June 10, 2024).

(4.12)	Form of 5.250% Senior Notes due 2035 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on November 14, 2025).

(4.13)	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

(10.11)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 3, 2005).

(10.12)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of our Form 8‑K filed on October 3, 2005).

(10.13)	Severance Pay Plan for Executive Vice Presidents (EVPs) (incorporated by reference to Exhibit 10.15 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2019). *

(10.14)	Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Appendix A of Unum Group's Definitive Proxy Statement on Schedule 14A filed on April 12, 2012). *

(10.15)
Unum Group Non-Qualified Defined Contribution Retirement Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.31 of Unum Group's Form 10-K for the fiscal year ended December 31, 2013). *

(10.16)
First Amendment to Unum Group Non-Qualified Defined Contribution Retirement Plan, effective as of January 1, 2019. (incorporated by reference to exhibit 10.19 of Unum Group's Form 10-K filed on February 17, 2021). *

(10.17)
Second Amendment to Unum Group Non-Qualified Defined Contribution Retirement Plan, effective as of January 1, 2020 (incorporated by reference to Exhibit 10.20 to Unum Group's Form 10-K filed on February 17, 2021). *

(10.18)
Third Amended and Restated Credit Agreement, dated as of April 19, 2025, among Unum Group, Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, and Colonial Life & Accident Insurance Company, as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, a Fronting Bank and Swingline Lender (incorporated by reference to Exhibit 10.1 of Unum Group's Form 10-Q filed on July 30, 2025).

(10.19)	Severance Agreement between Unum Group and Richard P. McKenney, dated effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on February 3, 2015). *

(10.20)
Amended and Restated Aircraft Time-Sharing Agreement between Unum Group and Richard P. McKenney, dated March 8, 2018, as supplemented by Supplement No. 4 dated as of February 6, 2025 (incorporated by reference to Exhibit 10.24 of Unum Group's Form 10-K for the fiscal year ended December 31, 2024). *

(10.21)	Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Appendix A of Unum Group's definitive proxy statement on Schedule 14A filed on April 13, 2017). *

(10.22)
Form of Restricted Stock Unit Agreement with Non-Employee Director for awards under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on May 25, 2017). *

(10.23)
Annual Incentive Plan of Unum Group, amended and restated effective January 1, 2023 (incorporated by reference to Exhibit 10.31 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.24)	Unum Group 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Unum Group’s Form 8-K filed on June 2, 2020). *

(10.25)	Form of Success Incentive Plan Cash Success Unit and Stock Success Unit Agreement with Employee in U.S. (incorporated by reference to Exhibit 10.1 of Unum Group's Form 8-K filed on August 26, 2020). *

(10.26)	Form of Success Incentive Plan Cash Success Unit and Stock Success Unit Agreement with Employee in U.K. (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on August 26, 2020). *

(10.27)	Unum Group 2022 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Unum Group’s Registration Statement on Form S-8 (Registration No. 333-265246) filed on May 26, 2022). *

(10.28)
Form of Restricted Stock Unit Agreement with Non-Employee Director for awards under the Unum Group 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Unum Group's Form 10-Q filed on August 3, 2022). *

(10.29)	Form of Restricted Stock Unit Agreement with Executive in U.S. (incorporated by reference to Exhibit 10.45 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.30)	Form of Restricted Stock Unit Agreement with Executive in U.K. (incorporated by reference to Exhibit 10.46 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.31)	Form of Cash Incentive Unit Agreement (for employee in the U.S.) (incorporated by reference to Exhibit 10.47 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.32)	Form of Cash Incentive Unit Agreement (for employee in the U.K.) (incorporated by reference to Exhibit 10.48 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2022). *

(10.33)
Form of Restricted Stock Unit Agreement with U.S. Executive - No Retirement Vesting (incorporated by reference to Exhibit 10.45 of Unum Group's Form 10-K for the fiscal year ended December 31, 2023). *

(10.34)	Form of Restricted Stock Unit Agreement with U.K. Executive - No Retirement Vesting (incorporated by reference to Exhibit 10.1 to Unum Group's Form 10-Q filed on May 1, 2024). *

(10.35)	Form of Restricted Stock Unit Agreement with Executive in U.S. (incorporated by reference to Exhibit 10.43 of Unum Group's Form 10-K for the fiscal year ended December 31, 2024). *

(10.36)	Form of Restricted Stock Unit Agreement with Executive in U.K. (incorporated by reference to Exhibit 10.44 of Unum Group's Form 10-K for the fiscal year ended December 31, 2024). *

(10.37)	Form of Cash Incentive Unit Agreement (for employee in the U.S.) (incorporated by reference to Exhibit 10.45 of Unum Group's Form 10-K for the fiscal year ended December 31, 2024). *

(10.38)	Form of Cash Incentive Unit Agreement (for employee in the U.K.) (incorporated by reference to Exhibit 10.46 of Unum Group's Form 10-K for the fiscal year ended December 31, 2024). *

(10.39)	Form of Restricted Stock Unit Agreement with Executive in U.S. *

(10.40)	Form of Restricted Stock Unit Agreement with Executive in U.K. *

(19)	Unum Group Insider Trading Policy (incorporated by reference to Exhibit 19 of Unum Group's Form 10-K for the fiscal year ended December 31, 2024).

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)
Unum Group Rule 10D-1 Compensation Recovery (Clawback) Policy, effective November 30, 2023 (incorporated by reference to Exhibit 97 of Unum Group's Form 10-K for the fiscal year ended December 31, 2023).

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 17, 2026, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

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

Unum Group
(Registrant)
By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date:	February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard P. McKenney	President and Chief Executive Officer	February 17, 2026
Richard P. McKenney	and a Director (principal executive officer)

/s/ Steven A. Zabel	Executive Vice President, Chief Financial Officer	February 17, 2026
Steven A. Zabel	(principal financial officer)

/s/ Walter L. Rice, Jr.	Senior Vice President, Chief Accounting Officer	February 17, 2026
Walter L. Rice, Jr.	(principal accounting officer)

Name	Title	Date

*	Director	February 17, 2026
Theodore H. Bunting, Jr.

*	Director	February 17, 2026
Susan L. Cross

*	Director	February 17, 2026
Susan D. DeVore

*	Director	February 17, 2026
Joseph J. Echevarria

*	Director	February 17, 2026
Cynthia L. Egan

*	Director	February 17, 2026
Kevin T. Kabat

*	Director	February 17, 2026
Timothy F. Keaney

*	Director	February 17, 2026
Gale V. King

*	Director	February 17, 2026
Gloria C. Larson

*	Director	February 17, 2026
Mojgan M. Lefebvre

*	Director	February 17, 2026
Ronald P. O'Hanley

* By: /s/ J. Paul Jullienne		February 17, 2026
J. Paul Jullienne
Attorney-in-Fact