Form 10-Q
period 2026-03-31
Unum Group
filed 2026-04-29
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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

159,776,235 shares of the registrant's common stock were outstanding as of April 27, 2026.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	March 31	December 31
	2026	2025
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $35,530.8; $34,747.2; allowance for credit losses of $—; $5.9)	$33,300.8	$33,056.6
Mortgage Loans (net of allowance for credit losses of $15.3; $15.9)	2,066.3	2,109.5
Policy Loans	3,702.9	3,668.1
Other Long-term Investments	1,664.8	1,670.4
Short-term Investments	2,055.3	3,016.2
Total Investments	42,790.1	43,520.8

Other Assets
Cash and Bank Deposits	192.6	158.2
Accounts and Premiums Receivable (net of allowance for credit losses of $26.9; $26.1)	1,614.4	1,429.8
Reinsurance Recoverable (net of allowance for credit losses of $0.4; $1.4)	11,310.9	11,574.6
Accrued Investment Income	582.0	596.0
Deferred Acquisition Costs	2,974.4	2,920.3
Goodwill	353.0	353.9
Property and Equipment	509.3	503.7
Deferred Income Tax	37.2	79.5
Other Assets	2,350.4	2,382.6

Total Assets	$62,714.3	$63,519.4

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2026	2025
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$37,300.5	$38,017.0
Policyholders' Account Balances	5,736.0	5,636.4
Unearned Premiums	509.1	412.8
Other Policyholders’ Funds	1,472.6	1,479.7
Income Tax Payable	87.6	52.2
Deferred Income Tax	41.0	38.8
Long-term Debt	3,762.0	3,767.6
Other Liabilities	2,913.1	2,995.8

Total Liabilities	51,821.9	52,400.3

Commitments and Contingent Liabilities - Note 13

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 196,635,349 and 196,194,941 shares	19.6	19.6
Additional Paid-in Capital	1,602.1	1,593.0
Accumulated Other Comprehensive Loss	(1,795.5)	(1,808.5)
Retained Earnings	13,498.9	13,345.3
Treasury Stock - at cost: 35,885,782 and 30,500,524 shares	(2,432.7)	(2,030.3)

Total Stockholders' Equity	10,892.4	11,119.1

Total Liabilities and Stockholders' Equity	$62,714.3	$63,519.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2026	2025
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,794.0	$2,702.9
Net Investment Income	483.4	513.2
Net Investment Loss	(5.0)	(206.8)
Other Income	82.8	82.3
Total Revenue	3,355.2	3,091.6

Benefits and Expenses
Policy Benefits	1,955.8	1,960.3
Policy Benefits - Remeasurement Loss (Gain)	48.2	(89.3)
Commissions	368.5	343.2
Interest and Debt Expense	53.1	52.0
Deferral of Acquisition Costs	(190.6)	(172.6)
Amortization of Deferred Acquisition Costs	134.2	125.4
Compensation Expense	325.5	310.4
Other Expenses	357.8	318.6
Total Benefits and Expenses	3,052.5	2,848.0

Income Before Income Tax	302.7	243.6

Income Tax Expense (Benefit)
Current	37.8	80.4
Deferred	32.9	(25.9)
Total Income Tax Expense	70.7	54.5

Net Income	$232.0	$189.1

Net Income Per Common Share
Basic	$1.41	$1.06
Assuming Dilution	$1.41	$1.06

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2026	2025
	(in millions of dollars)
Net Income	$232.0	$189.1

Other Comprehensive Income
Change in Net Unrealized Loss on Securities (net of tax expense (benefit) of $(116.1); $110.2)	(429.2)	422.0
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense (benefit) of $125.9; $(42.6))	465.2	(166.3)
Change in Net Loss on Derivatives (net of tax expense (benefit) of $(1.0); $11.7)	(3.3)	45.5
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $0.1; $(0.2))	(23.0)	42.3
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $1.0; $(0.2))	3.3	1.4
Total Other Comprehensive Income	13.0	344.9

Comprehensive Income	$245.0	$534.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2026	2025
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$19.6	$19.5

Additional Paid-in Capital
Balance at Beginning of Year	1,593.0	1,489.6
Repurchase of Common Stock	—	80.3
Other Common Stock Activity	9.1	(1.2)
Balance at End of Period	1,602.1	1,568.7

Accumulated Other Comprehensive Loss
Balance at Beginning of Year	(1,808.5)	(2,523.7)
Other Comprehensive Income	13.0	344.9
Balance at End of Period	(1,795.5)	(2,178.8)

Retained Earnings
Balance at Beginning of Year	13,345.3	12,914.0
Net Income	232.0	189.1
Dividends to Stockholders (per common share: $0.46; $0.42)	(78.4)	(77.3)
Balance at End of Period	13,498.9	13,025.8

Treasury Stock
Balance at Beginning of Year	(2,030.3)	(938.3)
Repurchase of Common Stock	(402.4)	(282.9)
Balance at End of Period	(2,432.7)	(1,221.2)

Total Stockholders' Equity at End of Period	$10,892.4	$11,214.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2026	2025
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$232.0	$189.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(33.8)	202.4
Change in Deferred Acquisition Costs	(56.4)	(47.2)
Change in Insurance Liabilities	143.5	(59.6)
Change in Income Taxes	71.2	53.3
Change in Other Accrued Liabilities	(69.3)	(203.5)
Non-cash Components of Net Investment Income	(36.1)	(18.3)
Net Investment Loss	5.0	206.8
Depreciation	31.8	30.0
Amortization of the Cost of Reinsurance	45.7	9.6
Other, Net	7.2	(9.0)
Net Cash Provided by Operating Activities	340.8	353.6

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	45.7	255.4
Proceeds from Maturities of Fixed Maturity Securities	648.0	467.0
Proceeds from Sales and Maturities of Other Investments	140.6	131.8
Purchases of Fixed Maturity Securities	(1,543.0)	(416.8)
Purchases of Other Investments	(88.7)	(98.8)
Net Sales and Maturities (Purchases) of Short-term Investments	979.1	(391.4)
Net Increase (Decrease) in Payables for Collateral on Investments	(59.4)	76.5
Net Purchases of Property and Equipment	(39.6)	(35.8)
Net Cash Provided (Used) by Investing Activities	82.7	(12.1)

Cash Flows from Financing Activities
Long-term Debt Repayment	(7.2)	—
Issuance of Common Stock	1.6	1.4
Repurchase of Common Stock	(398.8)	(200.5)
Dividends Paid to Stockholders	(78.2)	(77.1)
Proceeds from Policyholders' Account Deposits	153.8	32.3
Payments for Policyholders' Account Withdrawals	(43.0)	(22.7)
Other, Net	(17.3)	—
Net Cash Used by Financing Activities	(389.1)	(266.6)

Net Increase in Cash and Bank Deposits	34.4	74.9

Cash and Bank Deposits at Beginning of Year	158.2	162.8

Cash and Bank Deposits at End of Period	$192.6	$237.7

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2026
Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2025.

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

We will adopt this update effective for the annual period beginning January 1, 2027, and interim periods beginning January 1, 2028. The adoption of this update is permitted on a prospective basis or a retrospective basis. The adoption of this update will expand our disclosures, but will not have an impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 2 - Accounting Developments - Continued
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

We will adopt this update effective for the interim and annual periods beginning January 1, 2028. The adoption of this update is permitted on a prospective, retrospective, or modified retrospective basis. We are currently evaluating the impact the adoption of this update will have on our financial position, results of operations, and disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 3 - Fair Value of Financial Instruments - Continued
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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether it is a bid or market quote. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2026, we have applied valuation approaches and techniques on a consistent basis to similar assets and liabilities and consistent with those approaches and techniques used at year end 2025.

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
Unum Group and Subsidiaries
March 31, 2026
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
Unum Group and Subsidiaries
March 31, 2026
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
Unum Group and Subsidiaries
March 31, 2026
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 3 - Fair Value of Financial Instruments - Continued
Changes to inputs in valuations are not changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions.

At March 31, 2026, approximately 23.8 percent of our fixed maturity securities were valued using active trades from TRACE pricing or market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 76.2 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•57.5 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•17.5 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•1.2 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of March 31, 2026 or December 31, 2025.

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
March 31, 2026
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		March 31, 2026
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$181.7	Not redeemable	$106.3
		49.5	Quarterly / 90 days notice	12.7
Total Private Credit		231.2		119.0

Private Equity	(b)	625.6	Not redeemable	428.4
		33.1	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	20.4
Total Private Equity		658.7		448.8

Real Assets	(c)	515.9	Not redeemable	266.7
		38.3	Quarterly / 90 days notice	—
Total Real Assets		554.2		266.7

Total Partnerships		$1,444.1		$834.5

		December 31, 2025
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$205.9	Not redeemable	$108.3
		49.9	Quarterly / 90 days notice	12.7
Total Private Credit		255.8		121.0

Private Equity	(b)	618.9	Not redeemable	406.8
		32.5	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	15.5
Total Private Equity		651.4		422.3

Real Assets	(c)	511.4	Not redeemable	213.4
		37.7	Quarterly / 90 days notice	—
Total Real Assets		549.1		213.4

Total Partnerships		$1,456.3		$756.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 3 - Fair Value of Financial Instruments - Continued
(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of March 31, 2026, the estimated remaining life of the investments that do not allow for redemptions is approximately 75 percent in the next 3 years, 7 percent during the period from 3 to 5 years, and 18 percent during the period from 5 to 10 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of March 31, 2026, the estimated remaining life of the investments that do not allow for redemptions is approximately 44 percent in the next 3 years, 19 percent during the period from 3 to 5 years, 36 percent during the period from 5 to 10 years, and 1 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of March 31, 2026, the estimated remaining life of the investments that do not allow for redemptions is approximately 54 percent in the next 3 years, 23 percent during the period from 3 to 5 years, and 23 percent during the period from 5 to 10 years.

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
March 31, 2026
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	March 31, 2026
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$77.7	$467.2	$—	$—	$544.9
States, Municipalities, and Political Subdivisions	—	3,000.0	—	—	3,000.0
Foreign Governments	—	844.9	—	—	844.9
Public Utilities	690.3	4,315.1	—	—	5,005.4
Mortgage/Asset-Backed Securities[1]	—	1,159.2	197.7	—	1,356.9
All Other Corporate Bonds	7,152.4	15,328.1	60.4	—	22,540.9
Redeemable Preferred Stocks	—	7.8	—	—	7.8
Total Fixed Maturity Securities	7,920.4	25,122.3	258.1	—	33,300.8

Other Long-term Investments
Derivatives
Forwards	—	1.7	—	—	1.7
Foreign Currency Interest Rate Swaps	—	59.0	—	—	59.0
Embedded Derivative in Modified Coinsurance Arrangement	—	—	14.8	—	14.8
Total Derivatives	—	60.7	14.8	—	75.5
Perpetual Preferred and Equity Securities	—	0.2	19.8	—	20.0
Private Equity Partnerships	—	—	—	1,444.1	1,444.1
Total Other Long-term Investments	—	60.9	34.6	1,444.1	1,539.6
Total Financial Instrument Assets Carried at Fair Value	$7,920.4	$25,183.2	$292.7	$1,444.1	$34,840.4

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$219.4	$—	$—	$219.4
Foreign Currency Interest Rate Swaps	—	41.6	—	—	41.6
Total Derivatives	—	261.0	—	—	261.0
Total Financial Instrument Liabilities Carried at Fair Value	$—	$261.0	$—	$—	$261.0
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 3 - Fair Value of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 3 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2026
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in			Sales/Maturities	Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases		Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$—	$—	$—	$(10.0)	$10.0	$—	$—	$—	$—
Mortgage/Asset-Backed Securities[1]	103.1	—	0.6	103.4	(9.5)	0.1	—	197.7	0.7	—
All Other Corporate Bonds	63.9	—	0.1	—	(39.0)	82.8	(47.4)	60.4	(0.4)	—
Total Fixed Maturity Securities	167.0	—	0.7	103.4	(58.5)	92.9	(47.4)	258.1	0.3	—

Perpetual Preferred and Equity Securities	19.8	—	—	—	—	—	—	19.8	—	—
Embedded Derivative in Modified Coinsurance Arrangement	17.8	(3.0)	—	—	—	—	—	14.8	—	(3.0)
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 3 - Fair Value of Financial Instruments - Continued

	Three Months Ended March 31, 2025
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in			Sales/Maturities	Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases		Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$(1.5)	$1.6	$—	$(12.3)	$12.2	$—	$—	$—	$—
Mortgage/Asset-Backed Securities[1]	73.5	—	(0.6)	4.8	(0.5)	—	—	77.2	(0.6)	—
All Other Corporate Bonds	71.5	(6.2)	(8.3)	—	(70.3)	83.8	(38.2)	32.3	(8.3)	—
Total Fixed Maturity Securities	145.0	(7.7)	(7.3)	4.8	(83.1)	96.0	(38.2)	109.5	(8.9)	—

Perpetual Preferred and Equity Securities	24.4	0.7	—	1.7	—	—	—	26.8	—	0.7
Embedded Derivative in Modified Coinsurance Arrangement	11.5	(1.9)	—	—	—	—	—	9.6	—	(1.9)
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
March 31, 2026
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

	March 31, 2026
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$5.7	Market Approach	Market Convention	(a)	Priced at Par Value
Perpetual Preferred and Equity Securities	19.8	Market Approach	Market Convention	(a)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	14.8	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(b)	Actuarial Assumptions (0.34)%

	December 31, 2025
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$8.3	Market Approach	Market Convention	(a)	Priced at Par Value
Perpetual Preferred and Equity Securities	19.8	Market Approach	Market Convention	(a)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	17.8	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(b)	Actuarial Assumptions (0.41)%

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
March 31, 2026
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,384.7 million and $3,353.8 million as of March 31, 2026 and December 31, 2025, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

Miscellaneous Long-term Investments: Our shares of Federal Home Loan Bank (FHLB) common stock are carried at cost, which approximates fair value.

Policyholders' Account Balances: Funding agreements which represent cash advances used for the purpose of investing in either short-term investments, matched fixed maturity securities, or matched commercial mortgage loans. Carrying amounts approximate fair value.

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

Other Liabilities: Funding agreements that represent cash advances used for the purpose of investing in either short-term investments, matched fixed maturity securities, or matched commercial mortgage loans. Unfunded equity commitments represent amounts that we have committed to fund investment partnerships. These commitments are legally binding, subject to the partnerships meeting specified conditions. Carrying amounts approximate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	March 31, 2026
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$1,919.3	$—	$1,919.3	$2,066.3
Policy Loans	—	—	3,761.7	3,761.7	3,702.9
Other Long-term Investments
Miscellaneous Long-term Investments	—	42.5	0.2	42.7	42.7
Total Financial Instrument Assets Not Carried at Fair Value	$—	$1,961.8	$3,761.9	$5,723.7	$5,811.9

Liabilities
Policyholders' Account Balances	$—	$106.5	$—	$106.5	$106.5
Long-term Debt	2,992.7	559.4	—	3,552.1	3,762.0
Other Liabilities	—	585.6	—	585.6	585.6
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,992.7	$1,251.5	$—	$4,244.2	$4,454.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 3 - Fair Value of Financial Instruments - Continued

	December 31, 2025
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$1,965.1	$—	$1,965.1	$2,109.5
Policy Loans	—	—	3,739.5	3,739.5	3,668.1
Other Long-term Investments
Miscellaneous Long-term Investments	—	40.7	0.2	40.9	40.9
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,005.8	$3,739.7	$5,745.5	$5,818.5

Liabilities
Long-term Debt	$2,548.2	$1,093.2	$—	$3,641.4	$3,767.6
Other Liabilities	—	644.0	—	644.0	644.0
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,548.2	$1,737.2	$—	$4,285.4	$4,411.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 4 - Investments
Fixed Maturity Securities

At March 31, 2026 and December 31, 2025, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	March 31, 2026
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$548.9	$—	$13.2	$17.2	$544.9
States, Municipalities, and Political Subdivisions	3,413.2	—	61.9	475.1	3,000.0
Foreign Governments	989.4	—	14.9	159.4	844.9
Public Utilities	5,202.3	—	136.8	333.7	5,005.4
Mortgage/Asset-Backed Securities[2]	1,371.9	—	7.7	22.7	1,356.9
All Other Corporate Bonds	23,997.1	—	386.3	1,842.5	22,540.9
Redeemable Preferred Stocks	8.0	—	—	0.2	7.8
Total Fixed Maturity Securities	$35,530.8	$—	$620.8	$2,850.8	$33,300.8

	December 31, 2025
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$543.8	$—	$17.2	$16.0	$545.0
States, Municipalities, and Political Subdivisions	3,450.7	—	73.8	466.4	3,058.1
Foreign Governments	1,008.8	—	18.8	157.3	870.3
Public Utilities	5,048.6	—	175.4	290.1	4,933.9
Mortgage/Asset-Backed Securities[2]	1,187.3	—	9.3	17.3	1,179.3
All Other Corporate Bonds	23,500.0	5.9	527.5	1,559.5	22,462.1
Redeemable Preferred Stocks	8.0	—	—	0.1	7.9
Total Fixed Maturity Securities	$34,747.2	$5.9	$822.0	$2,506.7	$33,056.6

1Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2026
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$26.2	$0.6	$233.6	$16.6
States, Municipalities, and Political Subdivisions	162.9	3.4	1,907.1	471.7
Foreign Governments	81.2	1.7	344.3	157.7
Public Utilities	1,048.6	32.9	1,668.0	300.8
Mortgage/Asset-Backed Securities[1]	539.5	5.2	261.0	17.5
All Other Corporate Bonds	4,851.2	123.9	10,516.0	1,718.6
Redeemable Preferred Stocks[2]	4.0	—	3.8	0.2
Total Fixed Maturity Securities	$6,713.6	$167.7	$14,933.8	$2,683.1

	December 31, 2025
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$21.8	$0.4	$235.6	$15.6
States, Municipalities, and Political Subdivisions	138.2	3.6	1,922.2	462.8
Foreign Governments	264.6	5.5	318.2	151.8
Public Utilities	642.1	19.4	1,710.3	270.7
Mortgage/Asset-Backed Securities[1]	206.6	0.4	275.3	16.9
All Other Corporate Bonds	2,060.0	40.6	11,087.9	1,518.9
Redeemable Preferred Stocks	—	—	3.9	0.1
Total Fixed Maturity Securities	$3,333.3	$69.9	$15,553.4	$2,436.8

1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types
2Includes a de minimis gross unrealized loss for which the length of time has been for less than 12 months

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 4 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	March 31, 2026
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,258.8	$2.8	$336.8	$5.4	$919.4
Over 1 year through 5 years	6,719.4	150.7	3,094.7	125.2	3,650.2
Over 5 years through 10 years	7,591.2	177.3	3,167.3	393.3	4,207.9
Over 10 years	18,589.5	282.3	4,498.2	2,304.2	12,069.4
	34,158.9	613.1	11,097.0	2,828.1	20,846.9
Mortgage/Asset-Backed Securities[2]	1,371.9	7.7	556.4	22.7	800.5
Total Fixed Maturity Securities	$35,530.8	$620.8	$11,653.4	$2,850.8	$21,647.4

	December 31, 2025
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,379.9	$3.4	$430.5	$5.1	$947.7
Over 1 year through 5 years	6,484.9	159.7	3,512.5	88.9	3,043.2
Over 5 years through 10 years	7,476.9	260.3	3,873.6	336.5	3,527.1
Over 10 years	18,212.3	389.3	5,655.9	2,058.9	10,886.8
	33,554.0	812.7	13,472.5	2,489.4	18,404.8
Mortgage/Asset-Backed Securities[2]	1,187.3	9.3	697.4	17.3	481.9
Total Fixed Maturity Securities	$34,741.3	$822.0	$14,169.9	$2,506.7	$18,886.7

[1]Allowance for Credit Losses
[2]Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of March 31, 2026:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$32,046.8	$605.8	$2,784.0	97.7%
Below-Investment-Grade	1,254.0	15.0	66.8	2.3
Total Fixed Maturity Securities	$33,300.8	$620.8	$2,850.8	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At March 31, 2026, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 4 - Investments - Continued
which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

As of March 31, 2026, we held 900 individual investment-grade fixed maturity securities and 66 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 753 investment-grade fixed maturity securities and 27 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as "all other corporate bonds" during the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31
	2026	2025
	(in millions of dollars)
Balance, beginning of period	$5.9	$2.8
Credit losses on securities for which credit losses were not previously recorded	—	0.9
Change in allowance due to change in intent to sell impaired security	(5.9)	—
Change in allowance on securities with allowance recorded in previous period	—	0.1
Balance, end of period	$—	$3.8

At March 31, 2026, we had commitments of $158.9 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
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

As of March 31, 2026, the carrying amount of our variable interest entity investments not consolidated in our financial statements, which are primarily private equity partnerships, totaled $1,444.1 million. At December 31, 2025, the carrying amount of our variable interest entity investments not consolidated in our financial statements, which are primarily private equity partnerships, totaled $1,456.3 million.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

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

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,081.6 million and $2,125.4 million at March 31, 2026 and December 31, 2025, respectively. The allowance for expected credit losses was $15.3 million and $15.9 million at March 31, 2026 and December 31, 2025, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $6.6 million and $6.7 million at March 31, 2026 and December 31, 2025, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	March 31, 2026		December 31, 2025
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$634.0	30.7%	$642.5	30.5%
Industrial	650.9	31.5	659.0	31.2
Office	283.4	13.7	313.3	14.9
Retail	470.4	22.8	467.0	22.1
Other	27.6	1.3	27.7	1.3
Total	$2,066.3	100.0%	$2,109.5	100.0%

Region
New England	$49.2	2.4%	$49.9	2.4%
Mid-Atlantic	158.0	7.6	159.9	7.6
East North Central	270.0	13.1	275.3	13.1
West North Central	134.6	6.5	135.9	6.4
South Atlantic	499.9	24.2	497.2	23.5
East South Central	88.6	4.3	96.7	4.6
West South Central	185.8	9.0	190.5	9.0
Mountain	235.1	11.4	255.3	12.1
Pacific	445.1	21.5	448.8	21.3
Total	$2,066.3	100.0%	$2,109.5	100.0%

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
March 31, 2026
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators:

	March 31, 2026		December 31, 2025
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$128.5	6.2%	$125.6	6.0%
A	1,015.7	49.1	1,053.4	49.9
BBB	819.3	39.7	804.0	38.1
BB	97.0	4.7	120.5	5.7
B	5.8	0.3	6.0	0.3
Total	$2,066.3	100.0%	$2,109.5	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,703.4	82.5%	$1,701.2	80.6%
> 65% <= 75%	151.3	7.3	164.3	7.8
> 75% <= 85%	130.8	6.3	162.6	7.7
> 85%	80.8	3.9	81.4	3.9
Total	$2,066.3	100.0%	$2,109.5	100.0%

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 4 - Investments - Continued
The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026
	Prior to 2022	2022	2023	2024	2025	2026	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$128.6	$—	$—	$—	$—	$—	$128.6
A	894.7	23.3	9.4	6.4	76.9	6.8	1,017.5
BBB	617.0	61.6	56.5	39.3	36.3	12.3	823.0
BB	77.9	—	—	—	20.4	—	98.3
B	14.2	—	—	—	—	—	14.2
Total Amortized Cost	1,732.4	84.9	65.9	45.7	133.6	19.1	2,081.6
Allowance for credit losses	(13.8)	(0.3)	(0.3)	(0.2)	(0.6)	(0.1)	(15.3)
Carrying Amount	$1,718.6	$84.6	$65.6	$45.5	$133.0	$19.0	$2,066.3

Loan-to-Value Ratio[1]
<=65%	$1,486.8	$62.5	$38.4	$11.6	$89.1	$19.1	$1,707.5
>65<=75%	57.8	8.4	27.5	34.1	24.1	—	151.9
>75%<=85%	118.2	14.0	—	—	—	—	132.2
>85%	69.6	—	—	—	20.4	—	90.0
Total Amortized Cost	1,732.4	84.9	65.9	45.7	133.6	19.1	2,081.6
Allowance for credit losses	(13.8)	(0.3)	(0.3)	(0.2)	(0.6)	(0.1)	(15.3)
Carrying Amount	$1,718.6	$84.6	$65.6	$45.5	$133.0	$19.0	$2,066.3

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 4 - Investments - Continued

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

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 4 - Investments - Continued
The following tables present a roll-forward of allowance for expected credit losses by loan-to-value ratio for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$4.3	$(0.2)	$—	$—	$4.1
>65<=75%	0.7	(0.1)	—	—	0.6
>75%<=85%	1.9	(0.5)	—	—	1.4
>85%	9.0	0.2	—	—	9.2
Total	$15.9	$(0.6)	$—	$—	$15.3

	Three Months Ended March 31, 2025
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$4.2	$(0.4)	$—	$—	$3.8
>65<=75%	1.7	—	—	—	1.7
>75%<=85%	2.2	0.9	—	—	3.1
>85%	8.0	—	—	—	8.0
Total	$16.1	$0.5	$—	$—	$16.6

[1]Loan-to-Value Ratio utilizes the most recent internal valuation of the property

During the three months ended March 31, 2026, no commercial mortgage loans were modified for borrowers experiencing financial difficulties. During the three months ended March 31, 2025, we granted an other-than-insignificant payment delay for a commercial mortgage loan with an amortized cost of $14.2 million, which deferred the principal payment for twenty-four months. This modification represents less than one percent of the commercial mortgage loan portfolio balance. For the three months ended March 31, 2026, all commercial mortgage loans which were previously modified for borrowers experiencing financial difficulties were current.

As of March 31, 2026 and December 31, 2025, we held no specifically identified impaired mortgage loans. There were no commercial mortgage loans past due as to principal and/or interest payments as of March 31, 2026 and December 31, 2025.

We had no loan foreclosures for the three months ended March 31, 2026 and 2025.

At March 31, 2026, we had no commitments to fund certain commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At March 31, 2026 and December 31, 2025, we had no expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our investment real estate held for the production of income balance was $40.6 million and $41.7 million at March 31, 2026 and December 31, 2025, respectively, and the associated accumulated depreciation was $131.2 million and $130.1 million at March 31, 2026 and December 31, 2025, respectively. We monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 4 - Investments - Continued
Our held for sale real estate balance was $41.9 million at both March 31, 2026 and December 31, 2025. The associated accumulated depreciation was $57.5 million at both March 31, 2026 and December 31, 2025. The estimated fair value less costs to sell is above the carrying value of the properties and we expect to close the sale of the properties within the next twelve months.

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

As of March 31, 2026, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $95.7 million, for which we received collateral in the form of cash and securities of $61.7 million and $37.6 million, respectively. As of December 31, 2025, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $106.1 million, for which we received collateral in the form of cash and securities of $76.1 million and $34.1 million, respectively. We had no outstanding repurchase agreements at March 31, 2026 or December 31, 2025.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	March 31, 2026	December 31, 2025
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$0.3	$0.3
Public Utilities	0.8	4.8
Short-Term Investments	—	0.1
All Other Corporate Bonds	60.6	70.9
Total Borrowings	61.7	76.1
Gross Amount of Recognized Liability for Securities Lending Transactions	61.7	76.1
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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
March 31, 2026
Note 4 - Investments - Continued
maturity securities, or matched commercial mortgage loans. The carrying value of common stock owned, collateral posted, and advances received are as follows:

	March 31, 2026	December 31, 2025
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$42.5	$40.7
Advances from FHLB	691.9	643.8

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$800.2	$752.4
Commercial Mortgage Loans	1,078.0	1,110.2
Total Carrying Value of Collateral Posted to FHLB	$1,878.2	$1,862.6

Funding Agreement-Backed Loan Program

During February 2026, we established a funding agreement-backed loan (FABL) program, pursuant to which a special purpose unaffiliated Delaware statutory trust (the FABL trust) may borrow funds under a six-month delayed draw term loan facility (the facility) and deposit the proceeds with Colonial Life & Accident Insurance Company (Colonial Life & Accident), a wholly owned insurance subsidiary, pursuant to funding agreements issued by Colonial Life & Accident to the FABL trust.  Colonial Life & Accident does not hold any variable interests in the FABL trust. The deposits received by Colonial Life & Accident under the funding agreements will be used for spread lending purposes.  The facility permits borrowings by the FABL trust in two tranches, in an aggregate principal amount of up to $500.0 million, with scheduled maturities on the third and fifth anniversaries, respectively, of the date that is six months after the date of the applicable credit agreement.  The funding agreements issued by Colonial Life & Accident will have matching interest, maturity and payment terms to the applicable borrowings by the FABL trust.  The funding agreements may be collateralized by eligible securities, including agency securities, corporate bonds, municipal bonds, and U.S. Treasury securities.  As of March 31, 2026, we did not have any amounts outstanding under the FABL program.

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
March 31, 2026
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

	March 31, 2026
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$60.7	$—	$60.7	$(60.1)	$(0.5)	$0.1
Securities Lending	95.7	—	95.7	(34.0)	(61.7)	—
Total	$156.4	$—	$156.4	$(94.1)	$(62.2)	$0.1

Financial Liabilities:
Derivatives	$261.0	$—	$261.0	$(260.8)	$—	$0.2
Securities Lending	61.7	—	61.7	(61.7)	—	—
Total	$322.7	$—	$322.7	$(322.5)	$—	$0.2

	December 31, 2025
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$51.9	$—	$51.9	$(51.9)	$—	$—
Securities Lending	106.1	—	106.1	(30.0)	(76.1)	—
Total	$158.0	$—	$158.0	$(81.9)	$(76.1)	$—

Financial Liabilities:
Derivatives	$269.7	$—	$269.7	$(269.3)	$—	$0.4
Securities Lending	76.1	—	76.1	(76.1)	—	—
Total	$345.8	$—	$345.8	$(345.4)	$—	$0.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended March 31
	2026	2025
	(in millions of dollars)
Fixed Maturity Securities	$425.4	$463.3
Derivatives	3.6	(4.2)
Mortgage Loans	21.6	21.8
Policy Loans	5.3	5.2
Other Long-term Investments
Perpetual Preferred Securities	—	0.8
Private Equity Partnerships[1]	23.2	18.3
Other	4.2	4.3
Short-term Investments	24.8	28.0
Gross Investment Income	508.1	537.5
Less Investment Expenses	21.8	21.4
Less Investment Income on Participation Fund Account Assets	2.9	2.9
Net Investment Income	$483.4	$513.2

1The net unrealized gain recognized in net investment income for the three months ended March 31, 2026 related to private equity partnerships still held at March 31, 2026 was $29.7 million, reduced by net management fees and partnership expenses of $(6.5) million. The net unrealized gain (loss) recognized in net investment income for the three months ended March 31, 2025 related to private equity partnerships still held at March 31, 2025 was $26.4 million, reduced by net management fees and partnership expense of $(8.1) million. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended March 31
	2026	2025
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$1.3	$0.6
Gross Losses on Sales[1]	(1.8)	(45.3)
Impairment Loss[2]	(8.1)	(152.4)
Credit Losses	5.9	(1.0)
Mortgage Loans and Other Invested Assets
Impairment Loss	—	(3.8)
Change in Allowance for Credit Losses	0.6	(0.4)
Embedded Derivative in Modified Coinsurance Arrangement	(3.0)	(1.9)
All Other Derivatives	1.5	(5.3)
Foreign Currency Transactions	(1.4)	2.7
Net Investment Loss	$(5.0)	$(206.8)

1During the three months ended March 31, 2025, we recognized a $23.5 million net loss on sales of fixed maturity securities related to the Closed Block long-term care and Unum US individual disability reinsurance transaction (Fortitude Re reinsurance transaction) and a $19.1 million loss on sales of fixed maturity securities related to the funding of an extraordinary dividend from a wholly owned insurance subsidiary to Unum Group.
2 During the three months ended March 31, 2025, we recognized a $152.4 million impairment loss based on the intent to dispose of fixed maturity securities with a fair value of $1,250.9 million related to the Fortitude Re reinsurance transaction.

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
Unum Group and Subsidiaries
March 31, 2026
Note 5 - Derivative Financial Instruments - Continued
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
March 31, 2026
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily changes in interest rates, exchange rates, and equity prices) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At March 31, 2026, we had $0.1 million credit exposure on derivatives. At December 31, 2025, we had no credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	March 31, 2026	December 31, 2025
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$0.5	$1.6
Fixed Maturity Securities	9.1	4.2
	$9.6	$5.8
Carrying Value of Collateral Posted to Counterparties
Cash	$13.3	$—
Fixed Maturity Securities	235.9	244.3
	$249.2	$244.3

See Note 4 for further discussion of our master netting agreements.

All of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $261.0 million and $269.7 million at March 31, 2026 and December 31, 2025, respectively.

Cash Flow Hedges

As of March 31, 2026 and December 31, 2025, we had $120.0 million and $127.3 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of March 31, 2026 and December 31, 2025, we had $2,526.0 million and $2,603.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase of fixed maturity securities.

As of March 31, 2026, we expect to amortize approximately $1.8 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from AOCI into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from AOCI into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2026, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2053.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 5 - Derivative Financial Instruments - Continued
Fair Value Hedges

As of March 31, 2026 and December 31, 2025, we had $822.6 million and $768.6 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following tables summarize the amortized cost, carrying amount of hedged assets, and the related cumulative basis adjustments related to our fair value hedges:

	March 31, 2026
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$799.8	$683.6	$17.7

	December 31, 2025
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$793.4	$695.0	$24.7

For the three months ended March 31, 2026 and March 31, 2025, $4.7 million and $27.2 million, respectively, of the derivative instruments' gain related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of March 31, 2026 and December 31, 2025, we held $102.3 million and $115.6 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of March 31, 2026 and December 31, 2025, we held $47.1 million and $48.9 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of March 31, 2026 and December 31, 2025, we held $151.4 million and $154.8 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

As of March 31, 2026 and December 31, 2025, we held no total return swap contracts to mitigate the economic risk from credit spreads and interest rate duration related to certain cash and cash equivalent amounts. During the first quarter of 2025, we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 5 - Derivative Financial Instruments - Continued
entered into a total return swap contract with a notional amount of $700.0 million. This derivative was an economic hedge not designated as a hedging instrument, and changes in fair value were reported in realized gains or losses in our income statement. Expenses and dividend payments were reported in earnings as a component of net investment income. The total return swap was unwound and settled for cash in the second quarter of 2025.

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

	March 31, 2026
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$2,526.0	$0.9	$218.7
Foreign Currency Interest Rate Swaps	120.0	14.3	1.1
Total Cash Flow Hedges	2,646.0	15.2	219.8

Fair Value Hedges
Foreign Currency Interest Rate Swaps	822.6	44.5	26.9
Total Designated as Hedging Instruments	$3,468.6	$59.7	$246.7

Not Designated as Hedging Instruments
Foreign Currency Forwards	$47.1	$0.8	$0.7
Foreign Currency Interest Rate Swaps	102.3	0.2	13.6
Total Return Swaps	151.4	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	14.8	—
Total Not Designated as Hedging Instruments	$300.8	$15.8	$14.3

Total Derivatives	$3,769.4	$75.5	$261.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 5 - Derivative Financial Instruments - Continued

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
March 31, 2026
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2026			2025
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$483.4	$(5.0)	$53.1	$513.2	$(206.8)	$52.0

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	10.8	—	0.7	17.4	(0.4)	0.7
Derivatives Designated as Hedging Instruments	1.3	—	—	2.6	0.4	—
Foreign Exchange Contracts:
Hedged items	1.8	(1.5)	—	2.3	—	—
Derivatives Designated as Hedging Instruments	0.1	1.0	—	(0.7)	—	—
Forward Benchmark Interest Rate Locks:
Hedged items	16.7	—	—	12.3	—	—
Derivatives Designated as Hedging Instruments	(0.5)	—	—	(0.4)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts
Hedged items	5.9	(7.0)	—	4.4	21.5	—
Derivatives Designated as Hedging Instruments	2.8	7.0	—	(5.2)	(21.5)	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended March 31
	2026	2025
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forward Benchmark Interest Rate Locks	$(8.9)	$31.5
Foreign Exchange Contracts	0.5	1.0
Total	$(8.4)	$32.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2026	2025
	(in millions of dollars)
Net Investment Gain (Loss)
Foreign Exchange Contracts	$1.5	$(2.0)
Embedded Derivative in Modified Coinsurance Arrangement	(3.0)	(1.9)
Total Return Swaps	—	(3.2)
Total	$(1.5)	$(7.1)

Net Investment Income
Total Return Swaps	$—	$0.1

Other Expenses
(Gain) Loss on Total Return Swaps	$5.6	$4.3

Note 6 - Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (AOCI), after tax, and related changes are as follows:

	Net Unrealized Loss on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Loss on Derivatives	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2025	$(2,003.1)	$929.9	$(278.8)	$(245.6)	$(210.9)	$(1,808.5)
Other Comprehensive Income (Loss) Before Reclassifications	(431.3)	465.2	(2.0)	(23.0)	1.2	10.1
Amounts Reclassified from AOCI	2.1	—	(1.3)	—	2.1	2.9
Net Other Comprehensive Income (Loss)	(429.2)	465.2	(3.3)	(23.0)	3.3	13.0
Balance at March 31, 2026	$(2,432.3)	$1,395.1	$(282.1)	$(268.6)	$(207.6)	$(1,795.5)

Balance at December 31, 2024	$(2,755.2)	$1,185.4	$(270.7)	$(343.0)	$(340.2)	$(2,523.7)
Other Comprehensive Income (Loss) Before Reclassifications	265.6	(166.3)	47.5	42.3	(1.8)	187.3
Amounts Reclassified from AOCI	156.4	—	(2.0)	—	3.2	157.6
Net Other Comprehensive Income (Loss)	422.0	(166.3)	45.5	42.3	1.4	344.9
Balance at March 31, 2025	$(2,333.2)	$1,019.1	$(225.2)	$(300.7)	$(338.8)	$(2,178.8)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 6 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from AOCI were recognized in our consolidated statements of income as follows:

	Three Months Ended March 31
	2026	2025
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Loss on Fixed Maturity Securities
Net Loss on Sales	$(0.5)	$(44.7)
Impairment Loss	(8.1)	(152.4)
Change in Allowance for Credit Losses[1]	5.9	(1.0)
	(2.7)	(198.1)
Income Tax Benefit	(0.6)	(41.7)
Total	$(2.1)	$(156.4)

Net Loss on Derivatives
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$0.8	$2.2
Net Investment Gain
Gain on Interest Rate Swaps	—	0.4
Gain (Loss) on Foreign Currency Interest Rate Swaps	0.9	(0.1)
	1.7	2.5
Income Tax Expense	0.4	0.5
Total	$1.3	$2.0

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(2.7)	$(4.1)
Amortization of Prior Service Credit	0.1	0.1
	(2.6)	(4.0)
Income Tax Benefit	(0.5)	(0.8)
Total	$(2.1)	$(3.2)

[1]Includes change in allowance on securities impaired, sold or otherwise disposed during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
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

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate. The weighted average current discount rate was 5.4 percent at March 31, 2026 compared to 5.1 percent at December 31, 2025, with the increase due primarily to an increase in U.S. Treasury rates. The weighted average current discount rate was 5.2 percent at March 31, 2025 compared to 5.3 percent at December 31, 2024 with the decrease due primarily to a decrease in U.S. Treasury rates.

Actual variances from expected experience during the first three months of 2026 were due primarily to higher than expected group long-term care policy terminations and higher than expected incidence in our Closed Block long-term care product line. Also impacting actual variances from expected experience during the first three months of 2026 as well as the first three months of 2025 was lower than expected mortality in the Unum US group life and accidental death and dismemberment product line and higher than expected claim resolutions driven by recoveries in the Unum US group disability product line. For the first three months of 2025, actual variances from expected experience were also impacted by higher than expected mortality experience in the Closed Block individual disability product line.

For the three months ended March 31, 2026 and 2025, there were certain cohorts within the Closed Block segment, related to our long-term care product line, for which net premiums exceeded gross premiums, which resulted in a $49.1 million reduction to income before income tax for the three months ended March 31, 2026 and had an immaterial impact for the three months ended March 31, 2025. There were also certain cohorts within the Colonial Life segment, related to our cancer and critical illness product line, and within the Unum US segment, related to our individual disability product line for which net premiums exceeded gross premiums which had an immaterial impact to income before income tax for the three months ended March 31, 2026 and 2025. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the three months ended March 31, 2026 and 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 7 - Liability for Future Policy Benefits - Continued

The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	March 31
	2026	2025
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$14,416.5	$13,930.6
Beginning balance at original discount rate	14,393.0	14,266.9
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(235.0)	(183.2)
Adjusted beginning of year balance	14,158.0	14,083.7
Issuances	529.8	502.2
Interest accretion	162.5	163.2
Net premiums collected	(455.3)	(435.4)
Foreign currency	(12.7)	21.2
Ending balance at original discount rate	14,382.3	14,334.9
Effect of change in discount rate assumptions	(189.0)	(181.4)
Balance, end of period	$14,193.3	$14,153.5

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$50,683.1	$48,920.1
Beginning balance at original discount rate	51,638.5	50,778.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(174.4)	(289.0)
Adjusted beginning of year balance	51,464.1	50,489.2
Issuances[1]	1,300.7	1,272.5
Interest accretion	582.5	572.7
Benefit payments	(1,641.1)	(1,618.7)
Foreign currency	(63.9)	103.6
Ending balance at original discount rate	51,642.3	50,819.3
Effect of change in discount rate assumptions	(1,865.4)	(1,422.9)
Balance, end of period	$49,776.9	$49,396.4

Net liability for future policy benefits	$35,583.6	$35,242.9
Other[2]	1,528.9	1,580.0
Total liability for future policy benefits	37,112.5	36,822.9
Less: Reinsurance recoverable related to future policy benefits	10,040.1	6,888.2
Net liability for future policy benefits, after reinsurance recoverable	$27,072.4	$29,934.7

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
March 31, 2026
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

	Consolidated
	March 31
	2026	2025
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$2,742.8	$2,592.1
Interest accretion	$420.0	$409.5

	Consolidated
	March 31
	2026	2025
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$101,887.4	$103,072.4
Expected future gross premiums	$39,799.3	$39,765.5

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$26,452.4	$26,189.2

Weighted average interest rate:
Interest accretion rate	5.0%	4.9%
Current discount rate	5.4%	5.2%

Weighted average duration of the liability	11.1 years	11.4 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 7 - Liability for Future Policy Benefits - Continued

Unum US Segment

The following tables present the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	March 31, 2026
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,385.5	$1,236.5	$2,622.0
Beginning balance at original discount rate	—	—	1,447.3	1,232.5	2,679.8
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(39.7)	(6.3)	(46.0)
Adjusted beginning of year balance	—	—	1,407.6	1,226.2	2,633.8
Issuances	—	—	292.4	51.4	343.8
Interest accretion	—	—	13.5	13.1	26.6
Net premiums collected	—	—	(66.7)	(48.7)	(115.4)
Ending balance at original discount rate	—	—	1,646.8	1,242.0	2,888.8
Effect of change in discount rate assumptions	—	—	(78.1)	(11.3)	(89.4)
Balance, end of period	$—	$—	$1,568.7	$1,230.7	$2,799.4

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$4,588.1	$801.6	$2,536.9	$3,140.7	$11,067.3
Beginning balance at original discount rate	4,656.9	807.5	2,751.1	3,150.4	11,365.9
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(16.0)	(21.9)	(40.9)	2.9	(75.9)
Adjusted beginning of year balance	4,640.9	785.6	2,710.2	3,153.3	11,290.0
Issuances[1]	406.1	194.2	303.5	52.9	956.7
Interest accretion	38.6	4.5	28.9	36.5	108.5
Benefit payments	(460.1)	(195.9)	(84.1)	(75.5)	(815.6)
Ending balance at original discount rate	4,625.5	788.4	2,958.5	3,167.2	11,539.6
Effect of change in discount rate assumptions	(105.5)	(10.1)	(254.7)	(58.3)	(428.6)
Balance, end of period	$4,520.0	$778.3	$2,703.8	$3,108.9	$11,111.0

Net liability for future policy benefits	$4,520.0	$778.3	$1,135.1	$1,878.2	$8,311.6
Other	0.1	0.9	4.6	26.6	32.2
Total liability for future policy benefits	4,520.1	779.2	1,139.7	1,904.8	8,343.8
Less: Reinsurance recoverable related to future policy benefits	23.8	7.3	13.0	374.5	418.6
Net liability for future policy benefits, after reinsurance recoverable	$4,496.3	$771.9	$1,126.7	$1,530.3	$7,925.2

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 7 - Liability for Future Policy Benefits - Continued

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
March 31, 2026
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

	March 31, 2026
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$814.6	$556.5	$240.4	$174.5	$1,786.0
Interest accretion	$38.6	$4.5	$15.4	$23.4	$81.9

	March 31, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$779.6	$520.3	$219.9	$170.8	$1,690.6
Interest accretion	$42.1	$4.8	$15.3	$24.0	$86.2

	March 31, 2026
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$5,571.5	$891.3	$6,188.6	$5,095.2	$17,746.6
Expected future gross premiums	$—	$—	$6,887.3	$5,812.4	$12,699.7

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$4,404.1	$4,191.8	$8,595.9

Weighted average interest rate:
Interest accretion rate	4.3%	2.4%	5.0%	5.2%	4.4%
Current discount rate	4.7%	2.7%	5.7%	5.2%	4.7%

Weighted average duration of the liability	3.9 years	2.3 years	18.2 years	9.4 years	7.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 7 - Liability for Future Policy Benefits - Continued

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
March 31, 2026
Note 7 - Liability for Future Policy Benefits - Continued

Unum International Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum International segment.

	March 31
	2026	2025
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$352.8	$276.1
Beginning balance at original discount rate	378.0	314.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(1.4)	1.1
Adjusted beginning of year balance	376.6	315.3
Issuances	11.4	8.3
Interest accretion	3.7	3.0
Net premiums collected	(9.4)	(7.8)
Foreign currency	(12.7)	21.2
Ending balance at original discount rate	369.6	340.0
Effect of change in discount rate assumptions	(41.5)	(37.5)
Balance, end of period	$328.1	$302.5

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,699.0	$2,391.6
Beginning balance at original discount rate	2,923.4	2,641.5
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(3.7)	(7.3)
Adjusted beginning of year balance	2,919.7	2,634.2
Issuances[1]	138.4	117.6
Interest accretion	19.9	17.5
Benefit payments	(158.3)	(138.9)
Foreign currency	(63.9)	103.6
Ending balance at original discount rate	2,855.8	2,734.0
Effect of change in discount rate assumptions	(337.4)	(266.5)
Balance, end of period	$2,518.4	$2,467.5

Net liability for future policy benefits	$2,190.3	$2,165.0
Other	49.5	45.8
Total liability for future policy benefits	2,239.8	2,210.8
Less: Reinsurance recoverable related to future policy benefits	71.4	68.7
Net liability for future policy benefits, after reinsurance recoverable	$2,168.4	$2,142.1

[1]Issuances for Unum International primarily represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
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

	March 31
	2026	2025
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$287.3	$241.3
Interest accretion	$16.2	$14.5

	March 31
	2026	2025
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$4,627.9	$4,431.6
Expected future gross premiums	$1,631.1	$1,419.2

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$1,011.5	$895.9

Weighted average interest rate:
Interest accretion rate	4.2%	4.1%
Current discount rate	5.5%	5.2%

Weighted average duration of the liability	8.7 years	8.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 7 - Liability for Future Policy Benefits - Continued

Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	March 31
	2026	2025
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,709.0	$3,553.3
Beginning balance at original discount rate	3,850.9	3,793.8
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(13.5)	(11.3)
Adjusted beginning of year balance	3,837.4	3,782.5
Issuances	174.6	149.8
Interest accretion	37.1	36.8
Net premiums collected	(168.8)	(165.2)
Ending balance at original discount rate	3,880.3	3,803.9
Effect of change in discount rate assumptions	(182.4)	(198.8)
Balance, end of period	$3,697.9	$3,605.1

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,710.4	$5,434.9
Beginning balance at original discount rate	6,179.4	6,026.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(25.8)	(20.0)
Adjusted beginning of year balance	6,153.6	6,006.2
Issuances	182.7	157.3
Interest accretion	61.9	60.5
Benefit payments	(170.0)	(168.1)
Ending balance at original discount rate	6,228.2	6,055.9
Effect of change in discount rate assumptions	(546.1)	(531.4)
Balance, end of period	$5,682.1	$5,524.5

Net liability for future policy benefits	$1,984.2	$1,919.4
Other	29.3	24.7
Total liability for future policy benefits	2,013.5	1,944.1
Less: Reinsurance recoverable related to future policy benefits	1.5	1.0
Net liability for future policy benefits, after reinsurance recoverable	$2,012.0	$1,943.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
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

	March 31
	2026	2025
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$457.1	$442.0
Interest accretion	$24.8	$23.7

	March 31
	2026	2025
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$11,231.7	$10,537.5
Expected future gross premiums	$13,374.6	$12,748.0

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$9,425.7	$9,110.3

Weighted average interest rate:
Interest accretion rate	4.4%	4.4%
Current discount rate	5.5%	5.3%

Weighted average duration of the liability	17.6 years	17.3 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 7 - Liability for Future Policy Benefits - Continued

Closed Block Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	March 31, 2026
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$7,732.7	$—	$7,732.7
Beginning balance at original discount rate	7,484.3	—	7,484.3
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(174.1)	—	(174.1)
Adjusted beginning of year balance	7,310.2	—	7,310.2
Interest accretion	95.1	—	95.1
Net premiums collected	(161.7)	—	(161.7)
Ending balance at original discount rate	7,243.6	—	7,243.6
Effect of change in discount rate assumptions	124.3	—	124.3
Balance, end of period	$7,367.9	$—	$7,367.9

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$24,420.6	$6,785.8	$31,206.4
Beginning balance at original discount rate	24,113.6	7,056.2	31,169.8
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(64.1)	(4.9)	(69.0)
Adjusted beginning of year balance	24,049.5	7,051.3	31,100.8
Issuances[1]	—	22.9	22.9
Interest accretion	314.5	77.7	392.2
Benefit payments	(283.0)	(214.2)	(497.2)
Ending balance at original discount rate	24,081.0	6,937.7	31,018.7
Effect of change in discount rate assumptions	(192.3)	(361.0)	(553.3)
Balance, end of period	$23,888.7	$6,576.7	$30,465.4

Net liability for future policy benefits	$16,520.8	$6,576.7	$23,097.5
Other[2]	10.2	1,407.7	1,417.9
Total liability for future policy benefits	16,531.0	7,984.4	24,515.4
Less: Reinsurance recoverable related to future policy benefits	3,293.4	6,255.2	9,548.6
Net liability for future policy benefits, after reinsurance recoverable	$13,237.6	$1,729.2	$14,966.8

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 7 - Liability for Future Policy Benefits - Continued

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
March 31, 2026
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

	March 31, 2026
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$176.9	$35.5	$212.4
Interest accretion	$219.4	$77.7	$297.1

	March 31, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$176.2	$42.0	$218.2
Interest accretion	$201.6	$83.5	$285.1

	March 31, 2026
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$58,230.7	$10,050.5	$68,281.2
Expected future gross premiums	$12,093.9	$—	$12,093.9

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,419.3	$—	$7,419.3

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.3%
Current discount rate	5.7%	5.3%	5.6%

Weighted average duration of the liability	14.4 years	7.1 years	12.2 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 7 - Liability for Future Policy Benefits - Continued

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
March 31, 2026
Note 7 - Liability for Future Policy Benefits - Continued

Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets are as follows:

	March 31
	2026	2025
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$8,343.8	$8,611.1
Unum International[1]	2,239.8	2,210.8
Colonial Life	2,013.5	1,944.1
Closed Block[1]	24,515.4	24,056.9
Other products[1]	188.0	207.8
Total liability for future policy benefits	$37,300.5	$37,030.7

1Unum US excludes the dental and vision product line and medical stop-loss products, Unum International excludes certain products in our supplemental product line and Closed Block excludes our participating fund account, which represents policies issued by one of our subsidiaries prior to its conversion from a mutual stock life insurance company. The liabilities associated with these products are included within Other products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 8 - Policyholders' Account Balances
Policyholders' account balances primarily include universal life, corporate-owned life insurance, and certain funding agreements. Policyholders' account balances reflect policyholder deposits and interest credited less cost of insurance, administration expenses, surrender charges, and withdrawals.

The following table presents the balances and changes in the policyholders' account balances:

	March 31, 2026
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$548.4	$845.2	$4,073.4	$5,467.0
Premiums received	11.4	18.3	5.0	34.7
Policy charges[1]	(13.1)	(17.1)	(29.0)	(59.2)
Surrenders and withdrawals	(11.6)	(10.0)	(3.6)	(25.2)
Benefit payments	(1.4)	(2.2)	(54.2)	(57.8)
Interest credited	4.8	8.4	83.7	96.9
Other	1.7	(0.3)	0.8	2.2
Balance, end of period	540.2	842.3	4,076.1	5,458.6
Reserves in excess of account balance	118.8	13.4	38.7	170.9
Total policyholders' account balances	659.0	855.7	4,114.8	5,629.5
Less: Reinsurance recoverable related to policyholders' account balances	0.7	—	4,114.8	4,115.5
Net policyholders' account balances, after reinsurance recoverable	$658.3	$855.7	$—	$1,514.0

Weighted average crediting rate	3.6%	4.1%	8.6%	7.3%
Net amount at risk[2]	$3,635.6	$7,546.5	$1,608.0	$12,790.1
Cash surrender value	$530.7	$824.1	$4,042.5	$5,397.3

[1]Contracts included in the policyholders' account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
[2]For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

A reconciliation of policyholders' account balances reflected in the preceding rollforward to the related liability balances in the consolidated balance sheets is as follows:

March 31
2026
(in millions of dollars)
Policyholders' account balances
Unum US	$659.0
Colonial Life	855.7
Closed Block	4,114.8
Funding agreements	106.5
Total policyholders' account balances	$5,736.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 8 - Policyholders' Account Balances - Continued

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
March 31, 2026
Note 8 - Policyholders' Account Balances - Continued
The balance of the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders' and the respective guaranteed minimums is as follows.

	March 31, 2026
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$83.3	$—	$—	$—	$83.3
4.00% - 4.99%	228.0	201.2	—	—	429.2
5.00% - 6.00%	27.7	—	—	—	27.7
	339.0	201.2	—	—	540.2

	Colonial Life
4.00% - 5.00%	835.9	6.4	—	—	842.3

	Closed Block - All Other
3.00% - 5.99%	1,401.7	28.9	6.5	—	1,437.1
6.00% - 8.99%	24.7	—	—	—	24.7
9.00% - 11.99%	2,390.1	—	—	—	2,390.1
12.00% - 15.00%	224.2	—	—	—	224.2
	4,040.7	28.9	6.5	—	4,076.1

Total	$5,215.6	$236.5	$6.5	$—	$5,458.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 8 - Policyholders' Account Balances - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 9 - Deferred Acquisition Costs
The following tables display the changes in deferred acquisition costs throughout the period:

	March 31, 2026
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,208.7	$72.1	$1,639.5	$2,920.3
Capitalization	91.6	9.2	89.8	190.6
Amortization expense	(68.7)	(3.4)	(62.1)	(134.2)
Foreign currency	—	(2.3)	—	(2.3)
Balance, end of period	$1,231.6	$75.6	$1,667.2	$2,974.4

	March 31, 2025
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,260.6	$53.0	$1,529.2	$2,842.8
Capitalization	84.7	5.3	82.6	172.6
Amortization expense	(65.2)	(2.5)	(57.7)	(125.4)
Foreign currency	—	3.2	—	3.2
Balance, end of period	$1,280.1	$59.0	$1,554.1	$2,893.2

	March 31, 2026
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$63.6	$57.6	$622.8	$451.6	$13.1	$1,208.7
Capitalization	16.3	12.3	34.0	25.4	3.6	91.6
Amortization expense	(13.9)	(8.7)	(28.8)	(13.6)	(3.7)	(68.7)
Balance, end of period	$66.0	$61.2	$628.0	$463.4	$13.0	$1,231.6

	March 31, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$61.1	$51.1	$614.3	$521.2	$12.9	$1,260.6
Capitalization	16.1	11.6	32.2	21.0	3.8	84.7
Amortization expense	(10.4)	(6.1)	(29.8)	(15.4)	(3.5)	(65.2)
Balance, end of period	$66.8	$56.6	$616.7	$526.8	$13.2	$1,280.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 10 - Segment Information
We have three core operating segments: Unum US, Unum International, and Colonial Life. Our other operating segments are Closed Block and Corporate.

Segment information is shown below. Certain prior year amounts were adjusted to conform to current year presentation. See below for more information regarding this update.

	Three Months Ended March 31
	2026	2025
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$498.8	$504.5
Group Short-term Disability	310.7	278.3
Group Life and Accidental Death & Dismemberment
Group Life	495.4	466.2
Accidental Death & Dismemberment	53.0	48.2
Supplemental and Voluntary
Voluntary Benefits	253.8	234.1
Individual Disability	146.5	168.7
Dental and Vision	82.3	80.9
	1,840.5	1,780.9
Unum International
Unum UK
Group Long-term Disability	104.8	100.2
Group Life	77.0	61.6
Supplemental	50.3	41.9
Unum Poland	54.6	43.0
	286.7	246.7
Colonial Life
Accident, Sickness, and Disability	252.8	247.1
Life	128.3	119.9
Cancer and Critical Illness	91.6	90.3
	472.7	457.3
Closed Block
Long-term Care	159.4	176.2
All Other	34.7	41.8
	194.1	218.0

Total Premium Income	$2,794.0	$2,702.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 10 - Segment Information - Continued

	Three Months Ended March 31, 2026
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$1,840.5	$286.7	$472.7	$194.1	$—	$2,794.0
Net Investment Income	158.3	29.6	46.8	229.1	19.6	483.4
Other Income	66.8	3.3	0.7	11.3	0.7	82.8
Segment Adjusted Operating Revenue	2,065.6	319.6	520.2	434.5	20.3	3,360.2

Policy Benefits	1,127.1	206.3	229.7	392.7	—	1,955.8
Policy Benefits - Remeasurement Loss (Gain)	(31.8)	(2.8)	(12.4)	95.2	—	48.2
Commissions	219.4	31.0	102.9	15.2	—	368.5
Interest and Debt Expense	—	—	—	—	53.1	53.1
Deferral of Acquisition Costs	(91.6)	(9.2)	(89.8)	—	—	(190.6)
Amortization of Deferred Acquisition Costs	68.7	3.4	62.1	—	—	134.2
Other Segment Items[1]	435.9	60.0	99.9	76.7	10.8	683.3
Benefits and Expenses	1,727.7	288.7	392.4	579.8	63.9	3,052.5

Segment Adjusted Operating Income (Loss)	$337.9	$30.9	$127.8	$(145.3)	$(43.6)	$307.7

[1]For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the three months ended March 31, 2026 was $21.7 million, $5.5 million, $4.4 million, $1.6 million, and $0.2 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 10 - Segment Information - Continued

	Three Months Ended March 31, 2025
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$1,780.9	$246.7	$457.3	$218.0	$—	$2,702.9
Net Investment Income	148.9	28.5	42.2	269.7	23.9	513.2
Other Income	71.9	0.1	0.4	9.9	—	82.3
Segment Adjusted Operating Revenue	2,001.7	275.3	499.9	497.6	23.9	3,298.4

Policy Benefits	1,138.6	172.9	226.6	422.2	—	1,960.3
Policy Benefits - Remeasurement Loss (Gain)	(75.4)	(8.8)	(8.5)	3.4	—	(89.3)
Commissions	205.6	22.4	97.3	17.9	—	343.2
Interest and Debt Expense	—	—	—	—	52.0	52.0
Deferral of Acquisition Costs	(84.7)	(5.3)	(82.6)	—	—	(172.6)
Amortization of Deferred Acquisition Costs	65.2	2.5	57.7	—	—	125.4
Other Segment Items[1]	423.3	52.9	93.7	46.1	13.0	629.0
Benefits and Expenses	1,672.6	236.6	384.2	489.6	65.0	2,848.0

Segment Adjusted Operating Income (Loss)	$329.1	$38.7	$115.7	$8.0	$(41.1)	$450.4

[1]For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the three months ended March 31, 2025 was $21.3 million, $4.7 million, $4.2 million, $1.5 million, and $0.1 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

	March 31	December 31
	2026	2025
	(in millions of dollars)
Assets
Unum US	$14,500.9	$14,635.3
Unum International	3,661.9	3,648.0
Colonial Life	5,332.4	5,289.9
Closed Block	32,503.2	33,887.8
Corporate	6,715.9	6,058.4
Total Assets	$62,714.3	$63,519.4

We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At March 31, 2026 and December 31, 2025 goodwill was $353.0 million and $353.9 million, respectively, with $281.2 million attributable to Unum US in both periods, $44.1 million and $45.0 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in both periods.

We measure and analyze our segment performance on the basis of "segment adjusted operating revenue" and "segment adjusted operating income" or "segment adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, reserve assumption updates, and certain other items. The excluded items impacting the periods presented herein are specified in the reconciliations below. We believe segment adjusted operating revenue and segment adjusted operating income or loss are better performance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 10 - Segment Information - Continued
measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

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

We have completed reinsurance transactions to exit significant portions of our Closed Block businesses and we are no longer accepting new enrollments on existing group long-term care policies. As a result of these actions and the continued run-off of the Closed Block business, we determined that it is no longer necessary to adjust segment adjusted operating revenue or segment adjusted operating income or loss to exclude the amortization of the deferred gain on reinsurance and it is no longer necessary to adjust segment adjusted operating income or loss to exclude the amortization of the cost of reinsurance, the amortization of the deferred gain on reinsurance or the impact of non-contemporaneous reinsurance, because the majority of these items are included in Closed Block segment results. Prior period financial information has been adjusted to conform to this updated presentation.

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
A reconciliation of total revenue to "segment adjusted operating revenue" and income before income tax to "segment adjusted operating income" is shown below.

	Three Months Ended March 31
	2026	2025
	(in millions of dollars)
Total Revenue	$3,355.2	$3,091.6
Excluding:
Net Investment Loss	(5.0)	(206.8)
Segment Adjusted Operating Revenue	$3,360.2	$3,298.4

Income Before Income Tax	$302.7	$243.6
Excluding:
Net Investment Loss
Net Investment Loss Related to the Fortitude Re Reinsurance Transaction	—	(175.9)
Net Investment Loss, Other	(5.0)	(30.9)
Total Net Investment Loss	(5.0)	(206.8)
Segment Adjusted Operating Income	$307.7	$450.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
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

The following table provides the components of the net periodic benefit cost for the defined benefit pension and OPEB plans.

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2026	2025	2026	2025	2026	2025
	(in millions of dollars)
Service Cost	$1.8	$2.4	$—	$—	$—	$—
Interest Cost	16.4	21.4	2.2	2.1	0.9	1.0
Expected Return on Plan Assets	(16.7)	(21.8)	(2.5)	(2.2)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss (Gain)	2.2	3.7	0.7	0.7	(0.2)	(0.3)
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost	$3.7	$5.7	$0.4	$0.6	$0.5	$0.5

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 12 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2026	2025
	(in millions of dollars, except share data)
Numerator
Net Income	$232.0	$189.1

Denominator (000s)
Weighted Average Common Shares - Basic	164,073.9	178,291.5
Dilution for Assumed Exercises of Nonvested Stock Awards	325.6	590.9
Weighted Average Common Shares - Assuming Dilution	164,399.5	178,882.4

Net Income Per Common Share
Basic	$1.41	$1.06
Assuming Dilution	$1.41	$1.06

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested restricted stock units and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested restricted stock units and nonvested performance share units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested restricted stock units and nonvested performance share units. The outstanding nonvested restricted stock units and nonvested performance share units have grant prices ranging from $40.29 to $83.04. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 0.3 million for the three months ended March 31, 2026 and 2025.

Common Stock

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price.

Our board of directors has authorized the following repurchase programs:

	December 2025 Authorization	February 2025 Authorization[1]	July 2024 Authorization[2]
	(in millions)
Effective Date	January 1, 2026	April 1, 2025	August 1, 2024
Expiration Date	None	December 31, 2025	March 31, 2025
Authorized Repurchase Amount	$1,000.0	$1,000.0	$1,000.0
Cost of Shares Repurchased Under Repurchase Program	398.6	800.0	706.8
Unused and Expired	—	200.0	293.2
Remaining Repurchase Amount at March 31, 2026	$601.4	$—	$—
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
March 31, 2026
Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended March 31
	2026	2025
	(in millions)
Shares Repurchased[1]	5.4	3.3
Cost of Shares Repurchased[2]	$402.4	$202.6
1For the three months ended March 31, 2025, includes 0.7 million shares related to the settlement of the November 2024 accelerated share repurchase agreement (ASR) which occurred in February 2025.
2Includes $0.1 million and $0.5 million of commissions for the three months ended March 31, 2026 and 2025, respectively. Also includes $3.7 million and $2.1 million of excise taxes for the three months ended March 31, 2026 and 2025, respectively.

As a part of our share repurchase program, we periodically enter into accelerated share repurchase agreements. Under the terms of these agreements, we make a prepayment to a financial counterparty for which we receive an initial delivery of approximately 75 percent of the total Unum Group common stock to be delivered under the agreement. We simultaneously enter into a forward contract indexed to the price of Unum Group common stock, which subjects the transactions to a future price adjustment. Under the terms of the agreements, we are to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us is settled in shares of Unum Group common stock. Any price adjustment we would be required to pay may be settled in either cash or common stock at our option. In November 2024, we paid $321.0 million to a financial counterparty as a part of an accelerated share repurchase agreement. We received an initial delivery of 3.8 million shares of our common stock. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in February 2025, resulting in the delivery to us of 0.7 million additional shares. As a result of the final settlement occurring subsequent to December 31, 2024, we recorded a decrease of $80.3 million to additional paid-in capital within stockholders' equity on our consolidated balance sheet for the value of the shares held back by the counterparty as of December 31, 2024, which was reclassified to treasury stock in the first quarter of 2025 in connection with the final settlement of the agreement

Preferred Stock

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

In some of these matters, no specified amount is sought. In others, very large or indeterminate amounts, including punitive and treble damages, are asserted. There is a wide variation of pleading practice permitted in the United States courts with respect to requests for monetary damages, including some courts in which no specified amount is required and others which allow the plaintiff to state only that the amount sought is sufficient to invoke the jurisdiction of that court. Further, some jurisdictions permit plaintiffs to allege damages well in excess of reasonably possible verdicts. Based on our extensive experience and that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2026
Note 13 - Commitments and Contingent Liabilities - Continued
of others in the industry with respect to litigating or resolving claims through settlement over an extended period of time, we believe that the monetary damages asserted in a lawsuit or claim bear little relation to the merits of the case, or the likely disposition value. Therefore, the specific monetary relief sought is not stated.

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

Note 14 - Debt and Other

Credit Facility

In April 2026, we entered into a senior letter of credit facility pursuant to which a letter of credit may be issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary. The facility provides for drawings up to £50.0 million until its scheduled expiration five years after issuance of the letter of credit and no later than July 2031. The credit facility provides for borrowings at an interest rate based on the sterling overnight index average.

Borrowings under the credit facility are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility includes financial covenants based on our leverage ratio and consolidated net worth as well as covenants that limit subsidiary indebtedness.

Junior Subordinated Debt Securities

During the first quarter of 2026, we purchased and retired $7.7 million aggregate principal amount of our 6.250% junior subordinated debt securities issued in 2018 and due 2058.

Allowance for Expected Credit Losses on Premiums Receivable

At March 31, 2026 and December 31, 2025, the allowance for expected credit losses on premiums receivables was $26.9 million and $26.1 million, respectively, on gross premiums receivable of $727.4 million and $579.5 million, respectively. The increase in gross premiums receivable of $147.9 million during the three months ended March 31, 2026 was driven by sales growth. The increase in the allowance for expected credit losses of $0.8 million during the three months ended March 31, 2026 was driven by an increase in the gross premiums receivable.

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
March 31, 2026
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

•Net realized investment loss totaling $46.8 million during the year ended December 31, 2025.
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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2025.

Certain prior period financial information has been adjusted to conform to current year presentation. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for more information regarding these adjustments.

Operating Performance and Capital Management

For the first quarter of 2026, we reported net income of $232.0 million, or $1.41 per diluted common share, compared to net income of $189.1 million, or $1.06 per diluted common share, in the first quarter of 2025.

Included in our results for the first quarter of 2026 are:

•A net investment loss of $4.0 million after tax, or $0.03 per diluted common share; and,
•Closed Block segment after-tax adjusted operating loss of $116.5 million or $0.70 per diluted common share.

Included in our results for the first quarter of 2025 are:

•A net investment loss of $163.4 million after tax, or $0.91 per diluted common share; and,
•Closed Block segment after-tax adjusted operating income of $3.7 million or $0.02 per diluted common share.

Excluding these items, after-tax adjusted operating income for the first quarter of 2026 was $352.5 million, or $2.14 per diluted common share compared to $348.8 million, or $1.95 per diluted common share, for the first quarter of 2025. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for further discussion and a reconciliation of these items.

Unum US reported segment adjusted operating income of $337.9 million in the first quarter of 2026 compared to $329.1 million the same period of 2025, due primarily to favorable benefits experience and higher net investment income, partially offset by the gain on the recapture of a previously ceded block of business in the Unum US individual disability product line.in the first quarter of 2025. The benefit ratio for our Unum US segment was 59.5 percent in the first quarter of 2026, compared to 59.7 percent in first quarter of 2025. Unum US sales increased 20.8 percent in the first quarter of 2026 compared to the same period of 2025.

Unum International reported segment adjusted operating income of $30.9 million in the first quarter of 2026 compared to $38.7 million the same period of 2025. Our Unum UK line of business reported adjusted operating income of £20.4 million in the first quarter of 2026 compared to £29.5 million the same period of 2025 due primarily to unfavorable benefits experience. The benefit ratio for our Unum UK line of business was 72.9 percent in the first quarter of 2026, compared to 67.1 percent in the same period of 2025. Unum International sales, as measured in U.S. dollars, increased 14.1 percent in the first quarter of 2026 compared to the same period of 2025. Unum UK sales, as measured in local currency, increased 15.0 percent in the first quarter of 2026 compared to the same period of 2025.

Colonial Life reported segment adjusted operating income of $127.8 million in the first quarter of 2026 compared to $115.7 million the same period of 2025, due primarily to favorable benefits experience and higher net investment income. The benefit ratio for Colonial Life was 46.0 percent in the first quarter of 2026, compared to 47.7 percent in the same period of 2025. Colonial Life sales increased 0.9 percent in the first quarter of 2026 compared to the same period of 2025.

Closed Block reported segment adjusted operating loss of $145.3 million in the first quarter of 2026, compared to $8.0 million of segment adjusted operating income in the same period of 2025. The net premium ratio for long-term care increased to 97.6 percent at March 31, 2026 from 94.7 percent at March 31, 2025.

A rising interest rate environment could positively impact our yields on new investments, but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact our yields on new investments, but could also reduce unrealized losses in our current holdings. As of March 31, 2026, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell nor any securities for which it is more likely than not that we will be required to sell before recovery in amortized cost for which an impairment loss was not recorded. The net unrealized loss on our fixed maturity securities was $2.2 billion at March 31, 2026, compared to $1.7 billion at December 31, 2025, with the increase due primarily to an increase in U.S. Treasury rates and credit spreads. The earned book yield on our investment portfolio was 4.29 percent for the first three months of 2026 compared to a yield of 4.35 percent for full year 2025.

Additionally, a rising interest rate environment could result in reserve decreases while a declining interest rate environment could result in reserve increases, specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The change in discount rate assumptions on the liability for future policy benefits, net of reinsurance, due primarily to the increase in U.S. Treasury rates during the first quarter of 2026, resulted in a decrease to the liability for future policy benefits, net of reinsurance, of approximately $0.6 billion.

We believe our capital and financial positions are strong. At March 31, 2026, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 460 percent, which is in line with our expectation. We repurchased 5.4 million shares and 3.3 million shares of Unum Group common stock under our share repurchase program during the first quarter of 2026 and 2025, respectively, at a cost of $402.4 million and $202.6 million, respectively, including commissions and excise tax. Our weighted average common shares outstanding, assuming dilution, equaled 164.4 million and 178.9 million for the first quarter of 2026 and 2025, respectively. As of March 31, 2026, Unum Group and our intermediate holding companies had available holding company liquidity of $1,726.1 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset backed securities. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction

In February 2025, Unum Life Insurance Company of America (Unum America) entered into a master transaction agreement with Fortitude Re which resulted in the execution of a coinsurance agreement (reinsurance agreement) during July 2025. This reinsurance agreement reinsures a portion of our Closed Block long-term care business and a portion of our Unum US individual disability business on a coinsurance basis to Fortitude Re effective January 2025. The reinsurance agreement represented approximately 21 percent of total Closed Block long-term care future policy benefits and approximately 15 percent of Unum US individual disability future policy benefits as of December 31, 2024.

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

•Net realized investment loss totaling $46.8 million during the year ended December 31, 2025.
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

Global Minimum Tax

The Organization for Economic Co-operation and Development (OECD) has established model rules to ensure a minimum level of tax of 15 percent (Pillar Two) for multinational companies. Several jurisdictions, including the United Kingdom, Ireland, and Poland have adopted Pillar Two beginning on or after December 31, 2023. We have not recorded material Pillar Two taxes as of March 31, 2026. We will continue to monitor legislative developments.

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

We expect earnings growth in our core operations in 2026. The products and services we provide deliver significant value to employers, employees and their families, and we believe this will help drive strong premium growth in 2026.

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

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S generally accepted accounting principles (GAAP). The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of investment gains or losses, Closed Block segment after-tax adjusted operating income or loss, reserve assumption updates and certain other items. The excluded items impacting the periods presented herein are specified in the reconciliations below. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

We have completed reinsurance transactions to exit significant portions of our Closed Block businesses and we are no longer accepting new enrollments on existing group long-term care policies. As a result of these actions and the continued run-off of the Closed Block business, Closed Block segment earnings are less relevant to our financial results and as such, we exclude the results of the Closed Block segment from after-tax adjusted operating income. As part of this update, we also determined that it is no longer necessary to adjust after-tax adjusted operating income to exclude the amortization of the cost of reinsurance, the amortization of the deferred gain on reinsurance, and the impact of non-contemporaneous reinsurance, because the majority of these items are included in Closed Block segment results. Prior period financial information has been adjusted to conform to this updated presentation.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended March 31
	2026		2025
	(in millions)	per share *	(in millions)	per share *
Net Income	$232.0	$1.41	$189.1	$1.06
Excluding:
Net Investment Loss
Net Investment Loss Related to the Fortitude Re Reinsurance Transaction (net of tax benefit of $—; $36.9)	—	—	(139.0)	(0.78)
Net Investment Loss, Other (net of tax benefit of $1.0; $6.5)	(4.0)	(0.03)	(24.4)	(0.13)
Total Net Investment Loss	(4.0)	(0.03)	(163.4)	(0.91)
Closed Block Segment After-Tax Adjusted Operating Income (Loss) (net of tax expense (benefit) of $(28.8); $4.3)	(116.5)	(0.70)	3.7	0.02
After-tax Adjusted Operating Income	$352.5	$2.14	$348.8	$1.95

*Assuming Dilution

We measure and analyze our segment performance on the basis of "segment adjusted operating revenue" and "segment adjusted operating income" or "segment adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, reserve assumption updates, and certain other items. The excluded items impacting the periods presented herein are specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

A reconciliation of total revenue to "segment adjusted operating revenue" and income before income tax to "segment adjusted operating income" is as follows:

	Three Months Ended March 31
	2026	2025
	(in millions of dollars)
Total Revenue	$3,355.2	$3,091.6
Excluding:
Net Investment Loss	(5.0)	(206.8)
Segment Adjusted Operating Revenue	$3,360.2	$3,298.4

Income Before Income Tax	$302.7	$243.6
Excluding:
Net Investment Loss
Net Investment Loss Related to the Fortitude Re Reinsurance Transaction	—	(175.9)
Net Investment Loss, Other	(5.0)	(30.9)
Total Net Investment Loss	(5.0)	(206.8)
Segment Adjusted Operating Income	$307.7	$450.4

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to the liability for future policy benefits, valuation of investments, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8, and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2025.

Accounting Developments

For information on new accounting standards and the impact, if any, on our financial position or results of operations, see Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2026	% Change	2025
Revenue
Premium Income	$2,794.0	3.4%	$2,702.9
Net Investment Income	483.4	(5.8)	513.2
Net Investment Loss	(5.0)	(97.6)	(206.8)
Other Income	82.8	0.6	82.3
Total Revenue	3,355.2	8.5	3,091.6

Benefits and Expenses
Policy Benefits	1,955.8	(0.2)	1,960.3
Policy Benefits - Remeasurement Loss (Gain)	48.2	154.0	(89.3)
Commissions	368.5	7.4	343.2
Interest and Debt Expense	53.1	2.1	52.0
Deferral of Acquisition Costs	(190.6)	10.4	(172.6)
Amortization of Deferred Acquisition Costs	134.2	7.0	125.4
Compensation Expense	325.5	4.9	310.4
Other Expenses	357.8	12.3	318.6
Total Benefits and Expenses	3,052.5	7.2	2,848.0

Income Before Income Tax	302.7	24.3	243.6
Income Tax	70.7	29.7	54.5

Net Income	$232.0	22.7	$189.1

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.343 and 1.264 for the three months ended March 31, 2026 and 2025, respectively. If the first quarter 2025 results for our U.K. operations had been translated at the higher exchange rate of 2026, our segment adjusted operating revenue and segment adjusted operating income would have both been higher by approximately $15 million and $2 million, respectively, in the first quarter of 2025. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income increased in the first quarter of 2026 relative to the same period of 2025 in each of our principal operating business segments, primarily due to favorable persistency and sales, partially offset by the impact of ceding a portion of the individual disability product line as a part of the Fortitude Re reinsurance transaction, as well as the expected run off in medical stop-loss premium. Premium income continues to decline in our Closed Block segment, as expected, and this was accelerated by the impact of ceding a portion of the Closed Block long-term care product line as a part of the Fortitude Re reinsurance transaction in 2025.

Net investment income was lower in the first quarter of 2026 compared to the same period of 2025 primarily related to a decrease in the level of invested assets supporting the Closed Block long-term care product line as a result of the Fortitude Re reinsurance transaction, partially offset by an increase in the yield on invested assets as well as an increase in miscellaneous investment income, primarily related to larger increases in the NAV on our private equity partnerships.

Our investment gains and losses on fixed maturity securities include net losses on sales of $0.5 million and $44.7 million in the first quarter of 2026 and 2025, respectively. The net losses for the first quarter of 2025 were primarily related to a realized loss of $23.5 million on sales of fixed maturity securities relating to the Fortitude Re reinsurance transaction as well as a $19.1 million realized loss on sales of fixed maturity securities relating to funding of a dividend from one of our subsidiaries. Credit and impairment losses on fixed maturity securities were $2.2 million during first quarter of 2026. We recognized $153.4 million of credit and impairment losses on fixed maturity securities during the first quarter of 2025 which was primarily comprised of the $152.4 million impairment loss based on the intent to transfer fixed-maturity securities related to the Fortitude Re reinsurance transaction. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" contained herein in this Item 2 for further information.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only business, and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment. Also included within other income, in the first quarter of 2026, is the amortization of the deferred gain on reinsurance related to the Unum US individual disability product line as a part of the Fortitude Re reinsurance transaction. Also included within other income, in the first quarter of 2025, is a gain on the recapture of a previously ceded block of business in the Unum US individual disability product line.

Overall benefits experience in the first quarter of 2026 was unfavorable relative to the same period of 2025 with a consolidated benefit ratio, which includes the remeasurement gain (loss), of 71.7 percent and 69.2 percent, respectively. The underlying benefits experience for each of our operating segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were higher during the first quarter of 2026 compared to the same period of 2025 due to sales in our core operating segments. The amortization of deferred acquisition costs was higher in the first quarter of 2026 compared to the same period of 2025 primarily due to growth in the level of the deferred asset in our Colonial Life and Unum US group disability product lines, partially offset by a decrease in the level of the deferred asset in our Unum US individual disability product line as a result of the Fortitude Re reinsurance transaction.

Other expenses and compensation expense, on a combined basis, increased in the first quarter of 2026 compared to the same period of 2025 due primarily to an increase in the amortization of the cost of reinsurance as a result of the Fortitude Re reinsurance transaction, as well as an increase in employee-related costs.

Our effective income tax rate for the first quarter of 2026 was 23.4 percent, compared to 22.4 percent for the same prior year period. Our effective income tax rate differed from the U.S. statutory rate of 21 percent for the first quarter of 2026 primarily due to non-deductible compensation. Our effective income tax rate differed from the U.S. statutory rate of 21 percent for the first quarter of 2025 primarily due to interest on uncertain tax positions.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended March 31
	2026	% Change	2025
Unum US	$335.1	20.8%	$277.5

Unum International	$42.1	14.1%	$36.9

Colonial Life	$106.3	0.9%	$105.3

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

Unum US Segment

The Unum US segment is comprised of the group disability, group life and accidental death and dismemberment, and supplemental and voluntary lines of business. The group disability line of business includes long-term disability, short-term disability and our fee-based service products. Long-term disability includes medical stop-loss products, and short-term disability includes paid family and medical leave products. The supplemental and voluntary line of business includes voluntary benefits, individual disability, and dental and vision products. These products, excluding medical stop-loss which is no longer actively marketed as of the third quarter of 2024, are marketed through our field sales personnel who work in conjunction with independent brokers and consultants.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income	$1,840.5	3.3%	$1,780.9
Net Investment Income	158.3	6.3	148.9
Other Income	66.8	(7.1)	71.9
Total	2,065.6	3.2	2,001.7

Benefits and Expenses
Policy Benefits	1,127.1	(1.0)	1,138.6
Policy Benefits - Remeasurement Gain	(31.8)	(57.8)	(75.4)
Commissions	219.4	6.7	205.6
Deferral of Acquisition Costs	(91.6)	8.1	(84.7)
Amortization of Deferred Acquisition Costs	68.7	5.4	65.2
Other Expenses	435.9	3.0	423.3
Total	1,727.7	3.3	1,672.6

Segment Adjusted Operating Income	$337.9	2.7	$329.1

Segment Operating Ratios (% of Premium Income):
Benefit Ratio	59.5%		59.7%
Other Expense Ratio[1]	22.9%		23.0%
Segment Adjusted Operating Income Ratio	18.4%		18.5%

[1]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$498.8	(1.1)%	$504.5
Group Short-term Disability	310.7	11.6	278.3
Total Premium Income	809.5	3.4	782.8
Net Investment Income	76.0	2.7	74.0
Other Income	60.9	8.8	56.0
Total	946.4	3.7	912.8

Benefits and Expenses
Policy Benefits	531.6	0.5	528.9
Policy Benefits - Remeasurement Gain	(15.9)	(64.8)	(45.2)
Commissions	69.8	7.4	65.0
Deferral of Acquisition Costs	(16.3)	1.2	(16.1)
Amortization of Deferred Acquisition Costs	13.9	33.7	10.4
Other Expenses	256.7	2.4	250.6
Total	839.8	5.8	793.6

Segment Adjusted Operating Income	$106.6	(10.6)	$119.2

Operating Ratios (% of Premium Income):
Benefit Ratio	63.7%		61.8%
Other Expense Ratio[1]	29.5%		29.9%
Segment Adjusted Operating Income Ratio	13.2%		15.2%

Persistency:
Group Long-term Disability	92.2%		90.7%
Group Short-term Disability	90.7%		87.5%

[1]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

Premium income was higher in the first quarter of 2026 compared to the same period of 2025 due primarily to favorable persistency and prior period sales, partially offset by the expected run off in medical stop-loss premium. Net investment income was generally consistent in the first quarter of 2026 relative to the same period of 2025. Other income was higher in the first quarter of 2026 compared to the same period of 2025 due to growth in our fee-based service products.

The benefit ratio was less favorable in the first quarter of 2026 compared to the same period of 2025 due to pricing actions as well as higher paid family and medical leave incidence.

Commissions were higher in the first quarter of 2026 compared to the same period of 2025 due primarily to sales. The deferral of acquisition costs was generally consistent in the first quarter of 2026 compared to the same period of 2025. The amortization of deferred acquisition costs increased in the first quarter of 2026 compared to the same period of 2025 primarily due to composition of lapses across cohorts. The other expense ratio, which includes other income that is primarily related to fee-based service products, decreased in the first quarter of 2026 compared to the same period of 2025 due primarily to our focus on expense management and operating efficiencies.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Group Life	$495.4	6.3%	$466.2
Accidental Death & Dismemberment	53.0	10.0	48.2
Total Premium Income	548.4	6.6	514.4
Net Investment Income	23.5	29.1	18.2
Other Income	0.7	N.M.	0.1
Total	572.6	7.5	532.7

Benefits and Expenses
Policy Benefits	360.6	(4.5)	377.6
Policy Benefits - Remeasurement Gain	(21.9)	4.8	(20.9)
Commissions	51.1	8.7	47.0
Deferral of Acquisition Costs	(12.3)	6.0	(11.6)
Amortization of Deferred Acquisition Costs	8.7	42.6	6.1
Other Expenses	71.3	9.2	65.3
Total	457.5	(1.3)	463.5

Segment Adjusted Operating Income	$115.1	66.3	$69.2

Operating Ratios (% of Premium Income):
Benefit Ratio	61.8%		69.3%
Other Expense Ratio	13.0%		12.7%
Segment Adjusted Operating Income Ratio	21.0%		13.5%

Persistency:
Group Life	92.6%		89.2%
Accidental Death & Dismemberment	92.2%		87.9%

Premium income was higher in the first quarter of 2026 compared to the same period of 2025 due to favorable persistency and prior period sales. Net investment income was higher in the first quarter of 2026 relative to the same period of 2025 due to an increase in the allocation of net investment income on corporate owned excess assets as well as an increase in the yield on invested assets.

The benefit ratio in the first quarter of 2026 was favorable compared to the same period of 2025 due to lower claim incidence in the group life and accidental death and dismemberment product lines.

Commissions and deferral of acquisition costs were higher in the first quarter of 2026 compared to the same period of 2025 due to sales. The amortization of deferred acquisition costs in the first quarter of 2026 increased compared to the same period of 2025 due to growth in the level of the deferred asset as well as the composition of lapses across cohorts. The other expense ratio was unfavorable in the first quarter of 2026 compared to the same period of 2025 due to an increase in operational investments in our business.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$253.8	8.4%	$234.1
Individual Disability	146.5	(13.2)	168.7
Dental and Vision	82.3	1.7	80.9
Total Premium Income	482.6	(0.2)	483.7
Net Investment Income	58.8	3.7	56.7
Other Income	5.2	(67.1)	15.8
Total	546.6	(1.7)	556.2

Benefits and Expenses
Policy Benefits	234.9	1.2	232.1
Policy Benefits - Remeasurement Loss (Gain)	6.0	164.5	(9.3)
Commissions	98.5	5.2	93.6
Deferral of Acquisition Costs	(63.0)	10.5	(57.0)
Amortization of Deferred Acquisition Costs	46.1	(5.3)	48.7
Other Expenses	107.9	0.5	107.4
Total	430.4	3.6	415.5

Segment Adjusted Operating Income	$116.2	(17.4)	$140.7

Operating Ratios (% of Premium Income):
Benefit Ratio	49.9%		46.1%
Other Expense Ratio	22.4%		22.2%
Segment Adjusted Operating Income Ratio	24.1%		29.1%

Persistency:
Voluntary Benefits	75.8%		76.8%
Individual Disability	87.9%		88.2%
Dental and Vision	79.9%		82.2%

Premium income was slightly lower in the first quarter of 2026 compared to the same period of 2025 due to the impact of ceding a portion of the individual disability product line as a part of the Fortitude Re reinsurance transaction and lower persistency across all product lines, mostly offset by sales in the voluntary benefits and individual disability product lines. Net investment income was generally consistent in the first quarter of 2026 compared to the same period of 2025. Other income was lower in the first quarter of 2026 compared to the same period of 2025 due primarily to a gain on the recapture of a previously ceded block of business in the individual disability product line in the first quarter of 2025. Other income for the first quarter of 2026 includes the amortization of the deferred gain on reinsurance related to the Fortitude Re reinsurance transaction.

The benefit ratio was less favorable in the first quarter of 2026 compared to the same period of 2025 primarily driven by higher average claim size in the individual disability product line and higher claim incidence within the individual disability and voluntary benefits product lines.

Commissions and the deferral of acquisition costs were higher for the first quarter of 2026 compared to the same periods of 2025 due primarily to sales. The amortization of deferred acquisition costs was lower in the first quarter of 2026 compared to the same period of 2025 due to a decrease in the level of the deferred asset as a result of the Fortitude Re reinsurance transaction. The other expense ratio was generally consistent in the first quarter of 2026 relative to the same period of 2025.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2026	% Change	2025
Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$93.5	31.9%	$70.9
Large Case Market	52.3	7.8	48.5
Subtotal	145.8	22.1	119.4
Supplemental and Voluntary	189.3	19.7	158.1
Total Sales	$335.1	20.8	$277.5

Group sales increased during the first quarter of 2026 compared to the same period of 2025 due primarily to higher sales to new customers in the core market, which we define as employee groups with less than 2,000 employees, and higher sales to new customers in the large case market. The sales mix in the group disability and group life and accidental death and dismemberment product lines for the first three months of 2026 was approximately 64 percent in the core market and 36 percent in the large case market.

Supplemental and voluntary sales increased during the first quarter of 2026 compared to the same period of 2025 due primarily to higher sales to new customers in the large case market for the voluntary benefits product line.

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

We expect strong segment adjusted operating income in 2026 with premium growth driven by new sales and persistency. We expect the group disability market to remain competitive which may impact our pricing and renewal premium levels. We expect strong group disability claim experience to continue in 2026, driven by operational performance. We also expect group life claim experience to be generally consistent with prior year, but may experience some quarterly claims volatility. We expect growth in our supplemental and voluntary line of business adjusted operating income. We expect to maintain expense discipline with a slight decrease in our other expense ratio.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$104.8	4.6%	$100.2
Group Life	77.0	25.0	61.6
Supplemental	50.3	20.0	41.9
Unum Poland	54.6	27.0	43.0
Total Premium Income	286.7	16.2	246.7
Net Investment Income	29.6	3.9	28.5
Other Income	3.3	N.M.	0.1
Total	319.6	16.1	275.3

Benefits and Expenses
Policy Benefits	206.3	19.3	172.9
Policy Benefits - Remeasurement Gain	(2.8)	(68.2)	(8.8)
Commissions	31.0	38.4	22.4
Deferral of Acquisition Costs	(9.2)	73.6	(5.3)
Amortization of Deferred Acquisition Costs	3.4	36.0	2.5
Other Expenses	60.0	13.4	52.9
Total	288.7	22.0	236.6

Segment Adjusted Operating Income	$30.9	(20.2)	$38.7

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£77.8	(2.0)%	£79.4
Group Life	57.1	16.8	48.9
Supplemental	37.2	12.0	33.2
Total Premium Income	172.1	6.6	161.5
Net Investment Income	19.1	(5.0)	20.1
Other Income	2.3	N.M.	0.1
Total	193.5	6.5	181.7

Benefits and Expenses
Policy Benefits	127.8	10.6	115.5
Policy Benefits - Remeasurement Gain	(2.3)	(67.6)	(7.1)
Commissions	14.9	47.5	10.1
Deferral of Acquisition Costs	(3.3)	175.0	(1.2)
Amortization of Deferred Acquisition Costs	1.6	23.1	1.3
Other Expenses	34.4	2.4	33.6
Total	173.1	13.7	152.2

Segment Adjusted Operating Income	£20.4	(30.8)	£29.5

Weighted Average Pound/Dollar Exchange Rate	1.343		1.264

Operating Ratios (% of Premium Income):
Benefit Ratio	72.9%		67.1%
Other Expense Ratio	20.0%		20.8%
Segment Adjusted Operating Income Ratio	11.9%		18.3%

Persistency:
Group Long-term Disability	90.6%		92.1%
Group Life	87.1%		88.9%
Supplemental	91.4%		89.4%

N.M. = not a meaningful percentage

Premium income was higher in the first quarter of 2026 compared to the same period of 2025 due primarily to sales across all product lines.

Net investment income was lower in the first quarter of 2026 compared to the same period of 2025 due to lower income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

Other income primarily relates to fees earned related to certain administrative services.

The benefit ratio was unfavorable in the first quarter of 2026 relative to the same period of 2025 due primarily to higher average claim size and higher claim incidence in the group long-term disability product line.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2026 relative to the same period of 2025 due primarily to new business. The amortization of deferred acquisition costs was higher during the first quarter of 2026 relative to the same period of 2025 due to growth in the level of the deferred asset.

The other expense ratio was lower during the first quarter of 2026 compared to the same period of 2025 primarily due to our focus on expense management and operating efficiencies.

Sales

(in millions of dollars and pounds)
	Three Months Ended March 31
	2026	% Change	2025
Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$10.2	(8.9)%	$11.2
Large Case Market	11.7	72.1	6.8
Subtotal	21.9	21.7	18.0
Supplemental	11.2	28.7	8.7
Unum Poland	9.0	(11.8)	10.2
Total Sales	$42.1	14.1	$36.9

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£7.6	(14.6)%	£8.9
Large Case Market	8.6	59.3	5.4
Subtotal	16.2	13.3	14.3
Supplemental	8.3	18.6	7.0
Total Sales	£24.5	15.0	£21.3

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group sales increased in the first quarter of 2026 compared to the same period of 2025, driven primarily by higher sales to new customers in the large case market, which we define as employee groups with more than 500 employees, and higher sales to existing customers in the core market, partially offset by lower sales to new customers in the core market.

Supplemental sales increased in the first quarter of 2026 compared to the same period of 2025, driven primarily by higher sales of our group critical illness product, partially offset by lower sales of our dental product.

Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses over the long term. In 2026, we will focus on scaling our business across our existing product portfolio. For our Unum UK line of business, we will continue to focus on delivering a best in class health and wellbeing service to improve retention of our key customers and drive growth across our product offerings. We also expect to deliver continued premium growth by focusing on both the broker experience and customer engagement, while maintaining our disciplined approach to pricing. We expect group long-term disability claim experience to be mostly stable, but may experience some quarterly claims volatility. We expect to maintain expense discipline with a decrease in our other expense ratio. Within our Unum Poland line of business, we expect to drive growth by continuing to expand our existing distribution channels. We will also continue to invest in digital capabilities, technology, and product enhancements which we believe will drive sustainable growth over the long term. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, which includes dental and vision products, life products, and cancer and critical illness products. These products are marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agent sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$252.8	2.3%	$247.1
Life	128.3	7.0	119.9
Cancer and Critical Illness	91.6	1.4	90.3
Total Premium Income	472.7	3.4	457.3
Net Investment Income	46.8	10.9	42.2
Other Income	0.7	75.0	0.4
Total	520.2	4.1	499.9

Benefits and Expenses
Policy Benefits	229.7	1.4	226.6
Policy Benefits - Remeasurement Gain	(12.4)	45.9	(8.5)
Commissions	102.9	5.8	97.3
Deferral of Acquisition Costs	(89.8)	8.7	(82.6)
Amortization of Deferred Acquisition Costs	62.1	7.6	57.7
Other Expenses	99.9	6.6	93.7
Total	392.4	2.1	384.2

Segment Adjusted Operating Income	$127.8	10.5	$115.7

Operating Ratios (% of Premium Income):
Benefit Ratio	46.0%		47.7%
Other Expense Ratio	21.1%		20.5%
Segment Adjusted Operating Income Ratio	27.0%		25.3%

Persistency:
Accident, Sickness, and Disability	73.8%		73.6%
Life	84.3%		83.8%
Cancer and Critical Illness	81.2%		82.2%

Premium income increased in the first quarter of 2026 compared to the same period of 2025 due to prior period sales and stable overall persistency. Net investment income was higher in the first quarter of 2026 compared to the same period of 2025 due to an increase in the allocation of net investment income from our corporate owned excess assets and an increase in the level of invested assets.

The benefit ratio in the first quarter of 2026 was favorable relative to the same period of 2025 primarily due to favorable benefits experience in the life and cancer and critical illness product lines.

Commissions were higher in the first quarter of 2026 relative to the same period of 2025 due to prior period sales. The deferral of acquisition costs was higher in the first quarter of 2026 relative to the same period of 2025 due to the increase in commissions and other sales-related costs. The amortization of deferred acquisition costs in the first quarter of 2026 was higher relative to the same period of 2025 due to growth in the level of the deferred asset. The other expense ratio increased in the first quarter of 2026 relative to the same period of 2025 due primarily to an increase in employee-related costs.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2026	% Change	2025
Sales by Market Sector
Commercial Sector
Core Market (< 1,000 employees)	$70.5	1.0%	$69.8
Large Case Market	9.8	5.4	9.3
Subtotal	80.3	1.5	79.1
Public Sector	26.0	(0.8)	26.2
Total Sales	$106.3	0.9	$105.3

Commercial sector sales increased during the first quarter of 2026 compared to the same period of 2025 due to higher sales to new customers in the core market, which we define as accounts with less than 1,000 employees, partially offset by lower sales to existing customers in the core market. Public sector sales were generally consistent in the first quarter of 2026 compared to the same period of 2025.

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

In 2026, we expect growth in segment adjusted operating income for the full year with continued premium growth and stable claim experience. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Long-term Care	$159.4	(9.5)%	$176.2
All Other	34.7	(17.0)	41.8
Total Premium Income	194.1	(11.0)	218.0
Net Investment Income	229.1	(15.1)	269.7
Other Income	11.3	14.1	9.9
Total	434.5	(12.7)	497.6

Benefits and Expenses
Policy Benefits	392.7	(7.0)	422.2
Policy Benefits - Remeasurement Loss	95.2	N.M.	3.4
Commissions	15.2	(15.1)	17.9
Other Expenses	76.7	66.4	46.1
Total	579.8	18.4	489.6

Segment Adjusted Operating Income (Loss)	$(145.3)	N.M.	$8.0

Long-term Care Net Premium Ratio[1]	97.6%		94.7%

Operating Ratios (% of Premium Income):
Other Expense Ratio	39.5%		21.1%
Segment Adjusted Operating Income (Loss) Ratio	(74.9)%		3.7%

[1] Gross of reinsurance

N.M. = not a meaningful percentage

Premium income for the long-term care product line was lower during the first quarter of 2026 relative to the same period in 2025 due primarily to the impact of the Fortitude Re reinsurance transaction. Premium income for our all other product line continues to decline as expected due to policyholder lapses.

Net investment income was lower during the first quarter of 2026 relative to the same period of 2025 primarily due to a decrease in the level of invested assets resulting from the Fortitude Re reinsurance transaction and a decrease in the allocation of net investment income from our corporate owned excess assets, partially offset by an increase in miscellaneous investment income, primarily related to larger increases in the NAV on our private equity partnerships.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

Policy benefits including remeasurement loss were higher during the first quarter of 2026 relative to the same period of 2025 due to group policy terminations and claim incidence in the long-term care product line, partially offset by the impact of the Fortitude Re reinsurance transaction. The net premium ratio for long-term care increased to 97.6 percent at March 31, 2026 from 94.7 percent at March 31, 2025 due to the impacts of the reserve assumption updates in the third quarter of 2025.

The other expense ratio was higher in the first quarter of 2026 due primarily to an increase in the amortization of cost of reinsurance as a result of the Fortitude Re reinsurance transaction.

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

Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2026	% Change	2025
Segment Adjusted Operating Revenue
Net Investment Income	$19.6	(18.0)%	$23.9
Other Income	0.7	100.0	—
Total	20.3	(15.1)	23.9

Interest and Other Expenses	63.9	(1.7)	65.0

Segment Adjusted Operating Loss	$(43.6)	6.1	$(41.1)

Adjusted operating loss increased in the first quarter of 2026 relative to the same period of 2025 due primarily to decreased net investment income, which was driven by a decrease in the yield on invested assets.

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

We may redistribute investments among our different lines of business or sell selected securities and reinvest the proceeds, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies on long-term measures such as asset adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rate assumptions embedded in the reserves. We also utilize quantitative strategic asset analysis to construct our investment strategy, utilizing projected asset class risk and returns to inform an appropriate liability-driven investment approach. Additionally, we also use this analysis in determining hedging strategies and utilizing derivative financial instruments to manage interest rate risk and the risk related to matching duration for our assets and liabilities. We do not use derivative financial instruments for speculative purposes.

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

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2026

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,146.2	$(110.2)	$1,426.2	$(140.8)	$720.0	$30.6
Capital Goods	2,819.4	(132.6)	1,818.0	(185.3)	1,001.4	52.7
Communications	1,990.3	(86.4)	1,053.4	(156.8)	936.9	70.4
Consumer Cyclical	1,260.5	(96.3)	895.1	(112.7)	365.4	16.4
Consumer Non-Cyclical	5,630.5	(502.4)	4,109.1	(586.9)	1,521.4	84.5
Energy	2,127.7	15.1	805.2	(73.2)	1,322.5	88.3
Financial Institutions	3,655.6	(292.4)	2,992.2	(310.3)	663.4	17.9
Mortgage/Asset-Backed[1]	1,356.9	(15.0)	800.5	(22.7)	556.4	7.7
Sovereigns	844.9	(144.5)	425.5	(159.4)	419.4	14.9
Technology	1,478.4	(135.3)	1,242.3	(143.9)	236.1	8.6
Transportation	1,440.1	(115.9)	1,033.5	(132.8)	406.6	16.9
U.S. Government Agencies and Municipalities	3,544.9	(417.2)	2,329.8	(492.3)	1,215.1	75.1
Public Utilities	5,005.4	(196.9)	2,716.6	(333.7)	2,288.8	136.8
Total	$33,300.8	$(2,230.0)	$21,647.4	$(2,850.8)	$11,653.4	$620.8
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of March 31, 2026 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2026. During first quarter of 2026, the net unrealized loss on fixed maturity securities increased primarily due to an increase in U.S. Treasury rates and the widening of credit spreads.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2026	2025
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$91.5	$39.3	$14.3	$11.1	$38.1
> 90 <= 180 days	52.9	12.8	3.0	37.1	111.7
> 180 <= 270 days	12.0	2.6	14.7	93.1	46.0
> 270 days <= 1 year	2.6	12.5	42.6	65.5	1.1
> 1 year <= 2 years	155.5	116.0	72.3	28.6	42.9
> 2 years <= 3 years	38.8	44.4	36.1	179.0	342.4
> 3 years	1,657.6	1,539.0	1,608.4	1,553.8	1,467.7
Sub-total	2,010.9	1,766.6	1,791.4	1,968.2	2,049.9

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	—	—	—	3.9
> 180 <= 270 days	—	0.4	—	4.1	—
> 270 days <= 1 year	—	—	4.0	—	—
> 1 year <= 2 years	4.2	4.9	2.0	1.0	—
> 2 years <= 3 years	—	—	46.8	54.1	53.7
> 3 years	722.1	644.4	562.3	719.2	674.8
Sub-total	726.3	649.7	615.1	778.4	732.4

Fair Value < 40% of Amortized Cost

> 270 days <= 1 year	—	—	—	—	2.0
> 1 year <= 2 years	—	—	—	—	1.9
> 2 years <= 3 years	—	—	—	—	36.6
> 3 years	46.8	41.7	57.0	51.2	10.5
Sub-total	46.8	41.7	57.0	51.2	51.0

Total	$2,784.0	$2,458.0	$2,463.5	$2,797.8	$2,833.3

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2026	2025
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$7.1	$0.5	$0.2	$0.3	$3.4
> 90 <= 180 days	1.2	0.3	—	0.8	3.9
> 180 <= 270 days	0.4	—	1.5	3.8	0.4
> 270 days <= 1 year	—	1.5	2.0	0.1	—
> 1 year <= 2 years	1.2	0.4	—	0.1	0.1
> 2 years <= 3 years	—	—	—	—	9.4
> 3 years	32.4	38.0	36.8	41.9	31.3
Sub-total	42.3	40.7	40.5	47.0	48.5

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	4.2	2.5	—	—	—
> 3 years	20.0	5.2	9.0	8.0	19.0
Sub-total	24.2	7.7	9.0	8.0	19.0

Fair Value < 40% of Amortized Cost

> 3 years	0.3	0.3	0.3	3.8	0.3
Sub-total	0.3	0.3	0.3	3.8	0.3

Total	$66.8	$48.7	$49.8	$58.8	$67.8

At March 31, 2026, we held 46 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of March 31, 2026

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Numbers of Issuers
Basic Industry	$170.1	$(40.2)	3
Capital Goods	134.7	(37.7)	3
Communications	416.2	(85.6)	6
Consumer Cyclical	280.0	(57.7)	4
Consumer Non-Cyclical	569.1	(89.8)	7
Energy	123.9	(23.0)	2
Financial Institutions	424.8	(73.8)	6
Sovereigns	359.0	(144.9)	2
Technology	256.7	(59.9)	4
Transportation	104.8	(40.7)	3
U.S. Government Agencies and Municipalities	26.2	(10.4)	1
Public Utilities	398.6	(84.1)	5
Total	$3,264.1	$(747.8)	46

At March 31, 2026, we held no below investment-grade fixed maturity securities with a gross unrealized loss greater than $10.0 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At March 31, 2026, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to higher interest rates, wider credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

We had no individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first quarter of 2026 or 2025.

As of March 31, 2026, the amortized cost, net of allowance for credit losses, and fair value of our below-investment-grade fixed maturity securities was $1,305.8 million and $1,254.0 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio increased from 2.8 percent at December 31, 2025 to 2.9 percent at March 31, 2026 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,066.3 million and $2,109.5 million at March 31, 2026 and December 31, 2025, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $15.3 million and $15.9 million at March 31, 2026 and December 31, 2025, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types.

Due to conservative underwriting, the incidence of non-performing mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held no specifically identified impaired mortgage loans at March 31, 2026 and December 31, 2025. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.
Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,444.1 million and $1,456.3 million at March 31, 2026 and December 31, 2025, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $23.2 million for the partnerships in the first quarter of 2026 reflecting the market conditions of the fourth quarter of 2025. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. We had $834.5 million of commitments for additional investments in the partnerships at March 31, 2026 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, and total return swaps. As of March 31, 2026, we had $3,769.4 million in notional amount of derivatives outstanding, of which $2,526.0 million is related to management of reinvestment risk in our long-term care product line, $1,092.0 million is related to management of foreign currency risk related to foreign denominated investments, and $151.4 million is economically hedging a portion of the liability related to our non-qualified defined contribution plan. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $0.1 million at March 31, 2026. The carrying value of fixed maturity securities and cash collateral received from our counterparties was $9.1 million and $0.5 million, respectively, at March 31, 2026. The carrying value of fixed maturity securities and cash posted as collateral to our counterparties was $235.9 million and $13.3 million at March 31, 2026. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 5 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

For further information see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2025, and Notes 3, 4, and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of March 31, 2026, Unum Group and our intermediate holding companies had available holding company liquidity of $1,726.1 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds, and asset-backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. During the first three months of 2026, we repurchased 5.4 million shares at a cost of $398.6 million excluding commissions and excise tax.

Our board of directors has authorized the following repurchase program:

December 2025 Authorization
(in millions)
Effective Date	January 1, 2026
Expiration Date	None
Authorized Repurchase Amount	$1,000.0
Cost of Shares Repurchased Under Repurchase Program	398.6
Unused and Expired	—
Remaining Repurchase Amount at March 31, 2026	$601.4

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

Unum America cedes blocks of long-term care business to Fairwind, which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Unum Group did not make any capital contributions to Fairwind during the first quarter of 2026, nor do we expect to make capital contributions for the remainder of the year.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at March 31, 2026 are in line with our expectations and are significantly above the level that would require state regulatory action.

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

During 2026, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. Approximately $631 million is available, without prior approval by regulatory authorities, during 2026 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurer. Unum Group has received $42.8 million of ordinary dividends from its traditional U.S. insurance subsidiaries during the three months ended March 31, 2026.

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

Funding Agreement-Backed Loan Program

During February 2026, we established a funding agreement-backed loan (FABL) program pursuant to which, a special purpose unaffiliated Delaware statutory trust (the FABL trust) may borrow funds under a six-month delayed draw term loan facility (the facility) and deposit the proceeds with Colonial Life & Accident Insurance Company (Colonial Life & Accident), a wholly owned insurance subsidiary, pursuant to funding agreements issued by Colonial Life & Accident to the FABL trust.  Colonial Life & Accident does not hold any variable interests in the FABL trust. The deposits received by Colonial Life & Accident under the funding agreements will be used for spread lending purposes.  The facility permits borrowings by the FABL trust in two tranches, in an aggregate principal amount of up to $500 million, with scheduled maturities on the third and fifth anniversaries, respectively, of the date that is six months after the date of the applicable credit agreement.  The funding agreements issued by Colonial Life & Accident will have matching interest, maturity and payment terms to the applicable borrowings by the FABL trust.  The funding agreements may be collateralized by eligible securities, including agency securities, corporate bonds, municipal bonds, and U.S. Treasury securities.  As of March 31, 2026, we did not have any amounts outstanding under the FABL program.

Debt, Term Loan Facility, Credit Facilities, and Other Sources of Liquidity

Our long-term debt balance at March 31, 2026 was $3,762.0 million, net of a net discount of $127.9 million and deferred debt issuance costs of $35.9 million, and is comprised of our unsecured senior notes, unsecured medium-term notes, and junior subordinated debt securities.

During the first quarter of 2026, we purchased and retired $7.7 million aggregate principal amount of our 6.25% junior subordinated debt securities issued in 2018 and due in 2058.

In April 2026, we entered into a senior letter of credit facility pursuant to which a letter of credit may be issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary. The facility provides for drawings up to £50.0 million until its scheduled expiration five years after issuance of the letter of credit and no later than July 2031. The credit facility provides for borrowings at an interest rate based on the sterling overnight index average.

We and certain of our traditional U.S. life insurance subsidiaries, Unum America, Provident and Colonial Life & Accident, are parties to a credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The revolving credit facility is set to expire in April 2030. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Other of our domestic wholly-owned subsidiaries are permitted to join the credit facility as borrowers, subject to certain conditions. Any obligation of a subsidiary under the credit facility is subject to an unconditional guarantee by Unum Group. At March 31, 2026, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $1.3 million had been issued.

We have a five-year £75.0 million senior unsecured standby letter of credit facility with a different syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in July 2026. We have an additional five-year, £75.0 million senior unsecured standby letter of credit facility pursuant to which a standby letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in December 2028. At March 31, 2026, no amounts have been borrowed under the standby credit facilities or letters of credit issued in favor of Unum Limited.

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
See "Debt, Term Loan Facility, Credit Facilities and Other Sources of Liquidity" and Note 10 of the "Notes to Consolidated Financial Statements" contained in Part II, Items 7 and 8, respectively, of our annual report on Form 10-K for the year ended December 31, 2025 for further discussion.

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

Commitments

As of March 31, 2026, we had commitments of $158.9 million to fund certain investments in private placement fixed maturity securities and $834.5 million to fund certain private equity partnerships.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Cash Requirements" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2025. During the first three months of 2026, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of March 31, 2026, we held $61.7 million of cash collateral from securities lending agreements. The average cash collateral balance during the first three months of 2026 was $61.4 million, and the maximum amount outstanding at any month end was $64.1 million. As of March 31, 2026, we held $37.6 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2026 was $37.3 million, and the maximum amount outstanding at any month end was $37.7 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at March 31, 2026, nor did we utilize any securities repurchase agreements during the first three months of 2026. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of March 31, 2026, we owned $42.5 million of FHLB common stock and had outstanding advances of $691.9 million from the regional FHLBs which were used for the purpose of investing in either short-term investments, matched fixed maturity securities, or matched commercial mortgage loans. As of March 31, 2026, we have additional borrowing capacity of approximately $706.5 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Three Months Ended March 31
	2026	2025
Net Cash Provided by Operating Activities	$340.8	$353.6
Net Cash Provided (Used) by Investing Activities	82.7	(12.1)
Net Cash Used by Financing Activities	(389.1)	(266.6)
Net Change in Cash and Bank Deposits	$34.4	$74.9

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

During the first quarter of 2025, fixed maturity securities with a fair value of $151.6 million were sold in preparation for the Fortitude Re reinsurance transaction. Also during the first quarter of 2025, fixed maturity securities with a fair value of $81.8 million were sold related to the funding of an extraordinary dividend from a wholly owned insurance subsidiary to Unum Group.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" contained herein in this Item 2 for further information.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, dividends paid to stockholders, repurchases of common stock, and policyholders' account deposits and withdrawals.

During the first quarter of 2026, we purchased and retired $7.7 million aggregate principal amount of our 6.250% junior subordinated debt securities due 2058, for which we paid $7.2 million in cash.

Cash used to repurchase shares of Unum Group's common stock during the first three months of 2026 and 2025 was $398.8 million and $200.5 million, respectively. During the first three months of 2026 and 2025, we paid dividends of $78.2 million and $77.1 million, respectively, to holders of Unum Group's common stock.

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

NR = not rated

There have been no changes in the rating agencies' outlooks or ratings during 2026 prior to the date of this filing.

See our annual report on Form 10-K for the year ended December 31, 2025 for further information regarding our debt, issuer credit ratings and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2025. During the first three months of 2026, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 13 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2026.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
January 1 - January 31, 2026	1,289,703	$77.46	1,289,703	$900,102,869
February 1 - February 28, 2026	2,214,020	72.73	2,214,020	739,075,036
March 1 - March 31, 2026	1,881,535	73.16	1,881,535	601,430,058
Total	5,385,258		5,385,258
(1) Excludes the cost of commissions and excise taxes.

(2) In December 2025, our board of directors authorized the repurchase of up to $1,000.0 million of Unum Group's outstanding common stock beginning on January 1, 2026. The repurchase program authorized in December 2025 has no scheduled termination date.

ITEM 5. OTHER INFORMATION

Securities trading plans

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Index to Exhibits

(3.1)	Amended and Restated Bylaws of Unum Group, effective March 4, 2026 (incorporated by reference to Exhibit 3.1 of Unum Group’s Form 8-K filed on March 6, 2026).

(10.1)	Form of Performance Share Unit Agreement with Executive in U.S.

(10.2)	Form of Performance Share Unit Agreement with Executive in U.K.

(10.3)	Form of Cash Incentive Unit Agreement with Executive in U.S.

(10.4)	Form of Cash Incentive Unit Agreement with Executive in U.K.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: April 29, 2026	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: April 29, 2026	By:	/s/ Walter L. Rice, Jr.
Walter L. Rice, Jr.
Senior Vice President, Chief Accounting Officer