Form 10-Q
period 2026-06-30
Unum Group
filed 2026-07-29
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

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

158,306,798 shares of the registrant's common stock were outstanding as of July 27, 2026.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	June 30	December 31
	2026	2025
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $36,495.5; $34,747.2; allowance for credit losses of $—; $5.9)	$34,443.6	$33,056.6
Mortgage Loans (net of allowance for credit losses of $16.0; $15.9)	2,071.7	2,109.5
Policy Loans	3,681.7	3,668.1
Other Long-term Investments	1,628.8	1,670.4
Short-term Investments	1,875.2	3,016.2
Total Investments	43,701.0	43,520.8

Other Assets
Cash and Bank Deposits	199.2	158.2
Accounts and Premiums Receivable (net of allowance for credit losses of $26.9; $26.1)	1,630.0	1,429.8
Reinsurance Recoverable (net of allowance for credit losses of $0.5; $1.4)	11,091.3	11,574.6
Accrued Investment Income	681.1	596.0
Deferred Acquisition Costs	3,025.4	2,920.3
Goodwill	353.0	353.9
Property and Equipment	506.1	503.7
Deferred Income Tax	48.4	79.5
Other Assets	2,249.7	2,382.6

Total Assets	$63,485.2	$63,519.4

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	June 30	December 31
	2026	2025
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$37,610.7	$38,017.0
Policyholders' Account Balances	5,980.5	5,636.4
Unearned Premiums	572.0	412.8
Other Policyholders’ Funds	1,469.5	1,479.7
Income Tax Payable	101.8	52.2
Deferred Income Tax	37.4	38.8
Long-term Debt	3,763.8	3,767.6
Other Liabilities	3,140.0	2,995.8

Total Liabilities	52,675.7	52,400.3

Commitments and Contingent Liabilities - Note 13

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 196,693,609 and 196,194,941 shares	19.6	19.6
Additional Paid-in Capital	1,612.4	1,593.0
Accumulated Other Comprehensive Loss	(1,870.0)	(1,808.5)
Retained Earnings	13,682.3	13,345.3
Treasury Stock - at cost: 38,389,539 and 30,500,524 shares	(2,634.8)	(2,030.3)

Total Stockholders' Equity	10,809.5	11,119.1

Total Liabilities and Stockholders' Equity	$63,485.2	$63,519.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,817.8	$2,748.0	$5,611.8	$5,450.9
Net Investment Income	478.4	560.7	961.8	1,073.9
Net Investment Loss	(5.2)	(17.7)	(10.2)	(224.5)
Other Income	79.0	70.4	161.8	152.7
Total Revenue	3,370.0	3,361.4	6,725.2	6,453.0

Benefits and Expenses
Policy Benefits	1,991.2	1,944.9	3,947.0	3,905.2
Policy Benefits - Remeasurement Loss (Gain)	10.0	31.2	58.2	(58.1)
Commissions	364.3	343.5	732.8	686.7
Interest and Debt Expense	53.3	52.0	106.4	104.0
Deferral of Acquisition Costs	(187.4)	(174.9)	(378.0)	(347.5)
Amortization of Deferred Acquisition Costs	135.4	132.2	269.6	257.6
Compensation Expense	307.0	292.0	632.5	602.4
Other Expenses	366.7	323.5	724.5	642.1
Total Benefits and Expenses	3,040.5	2,944.4	6,093.0	5,792.4

Income Before Income Tax	329.5	417.0	632.2	660.6

Income Tax Expense (Benefit)
Current	71.7	89.1	109.5	169.5
Deferred	0.9	(7.7)	33.8	(33.6)
Total Income Tax Expense	72.6	81.4	143.3	135.9

Net Income	$256.9	$335.6	$488.9	$524.7

Net Income Per Common Share
Basic	$1.61	$1.93	$3.02	$2.98
Assuming Dilution	$1.61	$1.92	$3.01	$2.97

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions of dollars)
Net Income	$256.9	$335.6	$488.9	$524.7

Other Comprehensive Income (Loss)
Change in Net Unrealized Loss on Securities (net of tax expense (benefit) of $38.6; $22.0; $(77.5); $132.2)	139.5	79.5	(289.7)	501.5
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense (benefit) of $(59.9); $10.9; $66.0; $(31.7))	(220.6)	39.8	244.6	(126.5)
Change in Net Loss on Derivatives (net of tax expense (benefit) of $0.8; $(15.9); $(0.2); $(4.2))	2.9	(59.8)	(0.4)	(14.3)
Change in Foreign Currency Translation Adjustment (net of tax expense of $0.3; $0.4; $0.4; $0.2)	1.9	80.0	(21.1)	122.3
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $0.5; $(0.5); $1.5; $(0.7))	1.8	(1.4)	5.1	—
Total Other Comprehensive Income (Loss)	(74.5)	138.1	(61.5)	483.0

Comprehensive Income	$182.4	$473.7	$427.4	$1,007.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions of dollars)
Common Stock
Balance at Beginning of Period	$19.6	$19.5	$19.6	$19.5
Common Stock Activity	—	0.1	—	0.1
Balance at End of Period	19.6	19.6	19.6	19.6

Additional Paid-in Capital
Balance at Beginning of Period	1,602.1	1,568.7	1,593.0	1,489.6
Repurchase of Common Stock	—	—	—	80.3
Other Common Stock Activity	10.3	9.7	19.4	8.5
Balance at End of Period	1,612.4	1,578.4	1,612.4	1,578.4

Accumulated Other Comprehensive Loss
Balance at Beginning of Period	(1,795.5)	(2,178.8)	(1,808.5)	(2,523.7)
Other Comprehensive Income (Loss)	(74.5)	138.1	(61.5)	483.0
Balance at End of Period	(1,870.0)	(2,040.7)	(1,870.0)	(2,040.7)

Retained Earnings
Balance at Beginning of Period	13,498.9	13,025.8	13,345.3	12,914.0
Net Income	256.9	335.6	488.9	524.7
Dividends to Stockholders (per common share: $0.46; $0.42; $0.92; $0.84)	(73.5)	(74.2)	(151.9)	(151.5)
Balance at End of Period	13,682.3	13,287.2	13,682.3	13,287.2

Treasury Stock
Balance at Beginning of Period	(2,432.7)	(1,221.2)	(2,030.3)	(938.3)
Repurchases of Common Stock	(202.1)	(303.3)	(604.5)	(586.2)
Balance at End of Period	(2,634.8)	(1,524.5)	(2,634.8)	(1,524.5)

Total Stockholders' Equity at End of Period	$10,809.5	$11,320.0	$10,809.5	$11,320.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2026	2025
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$488.9	$524.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	151.8	360.2
Change in Deferred Acquisition Costs	(108.4)	(89.9)
Change in Insurance Liabilities	195.4	55.0
Change in Income Taxes	91.2	10.3
Change in Other Accrued Liabilities	(49.1)	(266.3)
Non-cash Components of Net Investment Income	(177.1)	(176.8)
Net Investment Loss	10.2	224.5
Depreciation	82.4	60.2
Amortization of the Cost of Reinsurance	91.5	19.3
Other, Net	67.5	(19.6)
Net Cash Provided by Operating Activities	844.3	701.6

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	176.4	470.9
Proceeds from Maturities of Fixed Maturity Securities	1,310.5	923.3
Proceeds from Sales and Maturities of Other Investments	418.5	246.9
Purchases of Fixed Maturity Securities	(2,748.4)	(904.3)
Purchases of Other Investments	(352.8)	(202.6)
Net Sales and Maturities of Short-term Investments	1,172.9	328.1
Net Increase (Decrease) in Payables for Collateral on Investments	(325.0)	162.1
Net Purchases of Property and Equipment	(68.8)	(63.7)
Net Cash Provided (Used) by Investing Activities	(416.7)	960.7

Cash Flows from Financing Activities
Repayment of Long-term Debt	(7.2)	—
Issuances of Common Stock	3.0	2.8
Repurchases of Common Stock	(608.7)	(500.9)
Dividends Paid to Stockholders	(151.8)	(150.5)
Proceeds from Policyholders' Account Deposits	654.0	63.3
Payments for Policyholders' Account Withdrawals	(264.0)	(43.2)
Other, Net	(11.9)	(1.8)
Net Cash Used by Financing Activities	(386.6)	(630.3)

Net Increase in Cash and Bank Deposits	41.0	1,032.0

Cash and Bank Deposits at Beginning of Year	158.2	162.8

Cash and Bank Deposits at End of Period	$199.2	$1,194.8

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
June 30, 2026
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

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full-year performance.

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

The amendments in this update were applied retrospectively for the annual period ended December 31, 2025. The adoption of this update modified our disclosures, but did not have an impact on our financial position or results of operations.

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
June 30, 2026
Note 2 - Accounting Developments - Continued
ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software: Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40)

The amendments in this update modernize the recognition framework for the capitalization of internal-use software and remove all references to software development project stages. The guidance requires software development costs to be capitalized when both of the following criteria are met: (i) management has authorized and committed to funding the project, and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. Additionally, the update aligns disclosure requirements for capitalized software costs with those under ASC 360-10, Property, Plant, and Equipment.

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
June 30, 2026
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
June 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs
States, Municipalities, and Political Subdivisions - Continued
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
Unum Group and Subsidiaries
June 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs
Mortgage/Asset-Backed Securities[1] - Continued
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
Unum Group and Subsidiaries
June 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued
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

At June 30, 2026, approximately 23.3 percent of our fixed maturity securities were valued using active trades from TRACE pricing or market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 76.7 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•58.1 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•17.1 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•1.5 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of June 30, 2026 or December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
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
June 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded.

		June 30, 2026
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$181.5	Not redeemable	$111.4
		45.1	Quarterly / 90 days notice	12.7
Total Private Credit		226.6		124.1

Private Equity	(b)	621.5	Not redeemable	429.0
		36.2	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	15.9
Total Private Equity		657.7		444.9

Real Assets	(c)	501.6	Not redeemable	193.8
		39.2	Quarterly / 90 days notice	—
Total Real Assets		540.8		193.8

Total Partnerships		$1,425.1		$762.8

		December 31, 2025
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$205.9	Not redeemable	$108.3
		49.9	Quarterly / 90 days notice	12.7
Total Private Credit		255.8		121.0

Private Equity	(b)	618.9	Not redeemable	406.8
		32.5	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	15.5
Total Private Equity		651.4		422.3

Real Assets	(c)	511.4	Not redeemable	213.4
		37.7	Quarterly / 90 days notice	—
Total Real Assets		549.1		213.4

Total Partnerships		$1,456.3		$756.7

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued
America and, to a lesser extent, outside of North America.  As of June 30, 2026, the estimated remaining life of the investments that do not allow for redemptions is approximately 57 percent in the next 3 years, 20 percent during the period from 3 to 5 years, and 23 percent during the period from 5 to 10 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of June 30, 2026, the estimated remaining life of the investments that do not allow for redemptions is approximately 39 percent in the next 3 years, 8 percent during the period from 3 to 5 years, 52 percent during the period from 5 to 10 years, and 1 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of June 30, 2026, the estimated remaining life of the investments that do not allow for redemptions is approximately 38 percent in the next 3 years, 23 percent during the period from 3 to 5 years, and 39 percent during the period from 5 to 10 years.

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
June 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used.

	June 30, 2026
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$77.5	$549.2	$—	$—	$626.7
States, Municipalities, and Political Subdivisions	—	2,958.5	—	—	2,958.5
Foreign Governments	—	856.9	7.9	—	864.8
Public Utilities	566.4	4,474.4	—	—	5,040.8
Mortgage/Asset-Backed Securities[1]	—	1,376.0	103.5	—	1,479.5
All Other Corporate Bonds	7,392.6	15,998.0	74.9	—	23,465.5
Redeemable Preferred Stocks	—	7.8	—	—	7.8
Total Fixed Maturity Securities	8,036.5	26,220.8	186.3	—	34,443.6

Other Long-term Investments
Derivatives
Forwards	—	3.9	—	—	3.9
Foreign Currency Interest Rate Swaps	—	54.0	—	—	54.0
Embedded Derivative in Modified Coinsurance Arrangement	—	—	15.1	—	15.1
Total Derivatives	—	57.9	15.1	—	73.0
Perpetual Preferred and Equity Securities	—	0.1	20.9	—	21.0
Private Equity Partnerships	—	—	—	1,425.1	1,425.1
Total Other Long-term Investments	—	58.0	36.0	1,425.1	1,519.1
Total Financial Instrument Assets Carried at Fair Value	$8,036.5	$26,278.8	$222.3	$1,425.1	$35,962.7

Liabilities
Other Liabilities
Derivatives
Forwards	$—	$183.2	$—	$—	$183.2
Foreign Currency Interest Rate Swaps	—	39.8	—	—	39.8
Total Derivatives	—	223.0	—	—	223.0
Total Financial Instrument Liabilities Carried at Fair Value	$—	$223.0	$—	$—	$223.0

1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2026
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Foreign Governments	$—	$—	$0.2	$—	$—	$7.7	$—	$7.9	$0.2	$—
Public Utilities	—	—	0.7	—	(31.0)	30.3	—	—	—	—
Mortgage/Asset-Backed Securities[1]	197.7	—	0.2	6.7	(6.8)	—	(94.3)	103.5	0.2	—
All Other Corporate Bonds	60.4	—	(0.5)	7.5	(140.1)	153.4	(5.8)	74.9	(1.0)	—
Total Fixed Maturity Securities	258.1	—	0.6	14.2	(177.9)	191.4	(100.1)	186.3	(0.6)	—

Perpetual Preferred and Equity Securities	19.8	—	—	1.1	—	—	—	20.9	—	—
Embedded Derivative in Modified Coinsurance Arrangement	14.8	0.3	—	—	—	—	—	15.1	—	0.3

1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued

	Six Months Ended June 30, 2026
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI	Purchases	Sales/Maturities	Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Foreign Governments	$—	$—	$(0.3)	$—	$—	$8.2	$—	$7.9	$(0.3)	$—
Public Utilities	—	—	0.4	—	(41.0)	40.6	—	—	—	—
Mortgage/Asset-Backed Securities[1]	103.1	—	1.2	15.6	(16.4)	—	—	103.5	1.2	—
All Other Corporate Bonds	63.9	—	(0.6)	7.5	(179.1)	230.6	(47.4)	74.9	(1.7)	—
Total Fixed Maturity Securities	167.0	—	0.7	23.1	(236.5)	279.4	(47.4)	186.3	(0.8)	—

Perpetual Preferred and Equity Securities	19.8	—	—	1.1	—	—	—	20.9	—	—
Embedded Derivative in Modified Coinsurance Arrangement	17.8	(2.7)	—	—	—	—	—	15.1	—	(2.7)

1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
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
June 30, 2026
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

	June 30, 2026
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$4.7	Market Approach	Market Convention	(a)	Priced at Par Value
Mortgage-Backed Securities/ Asset-Backed Securities[1]	3.9	Market Approach	Market Convention	(a)	Priced at Par Value
Perpetual Preferred and Equity Securities	20.9	Market Approach	Market Convention	(a)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	15.1	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(b)	Actuarial Assumptions (0.52)%

	December 31, 2025
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$8.3	Market Approach	Market Convention	(a)	Priced at Par Value
Perpetual Preferred and Equity Securities	19.8	Market Approach	Market Convention	(a)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	17.8	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(b)	Actuarial Assumptions (0.41)%

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
June 30, 2026
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,360.3 million and $3,353.8 million as of June 30, 2026 and December 31, 2025, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
June 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued
The following tables present the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used.

	June 30, 2026
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$1,912.1	$—	$1,912.1	$2,071.7
Policy Loans	—	—	3,746.0	3,746.0	3,681.7
Other Long-term Investments
Miscellaneous Long-term Investments	—	45.3	0.1	45.4	45.4
Total Financial Instrument Assets Not Carried at Fair Value	$—	$1,957.4	$3,746.1	$5,703.5	$5,798.8

Liabilities
Policyholders' Account Balances	$—	$377.0	$—	$377.0	$377.0
Long-term Debt	3,017.3	563.4	—	3,580.7	3,763.8
Other Liabilities	—	322.4	—	322.4	322.4
Total Financial Instrument Liabilities Not Carried at Fair Value	$3,017.3	$1,262.8	$—	$4,280.1	$4,463.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments

Fixed Maturity Securities

At June 30, 2026 and December 31, 2025, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	June 30, 2026
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$635.2	$—	$10.8	$19.3	$626.7
States, Municipalities, and Political Subdivisions	3,365.3	—	59.9	466.7	2,958.5
Foreign Governments	1,014.8	—	13.4	163.4	864.8
Public Utilities	5,222.1	—	129.8	311.1	5,040.8
Mortgage/Asset-Backed Securities[2]	1,497.3	—	7.1	24.9	1,479.5
All Other Corporate Bonds	24,752.8	—	392.4	1,679.7	23,465.5
Redeemable Preferred Stocks	8.0	—	—	0.2	7.8
Total Fixed Maturity Securities	$36,495.5	$—	$613.4	$2,665.3	$34,443.6

	December 31, 2025
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$543.8	$—	$17.2	$16.0	$545.0
States, Municipalities, and Political Subdivisions	3,450.7	—	73.8	466.4	3,058.1
Foreign Governments	1,008.8	—	18.8	157.3	870.3
Public Utilities	5,048.6	—	175.4	290.1	4,933.9
Mortgage/Asset-Backed Securities[2]	1,187.3	—	9.3	17.3	1,179.3
All Other Corporate Bonds	23,500.0	5.9	527.5	1,559.5	22,462.1
Redeemable Preferred Stocks	8.0	—	—	0.1	7.9
Total Fixed Maturity Securities	$34,747.2	$5.9	$822.0	$2,506.7	$33,056.6

1Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	June 30, 2026
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$87.0	$1.3	$229.6	$18.0
States, Municipalities, and Political Subdivisions	197.9	3.6	1,909.5	463.1
Foreign Governments	256.3	2.9	342.9	160.5
Public Utilities	992.7	26.5	1,655.4	284.6
Mortgage/Asset-Backed Securities[1]	584.1	4.5	251.7	20.4
All Other Corporate Bonds	4,913.9	83.9	10,230.0	1,595.8
Redeemable Preferred Stocks	4.0	—	3.8	0.2
Total Fixed Maturity Securities	$7,035.9	$122.7	$14,622.9	$2,542.6

	December 31, 2025
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$21.8	$0.4	$235.6	$15.6
States, Municipalities, and Political Subdivisions	138.2	3.6	1,922.2	462.8
Foreign Governments	264.6	5.5	318.2	151.8
Public Utilities	642.1	19.4	1,710.3	270.7
Mortgage/Asset-Backed Securities[1]	206.6	0.4	275.3	16.9
All Other Corporate Bonds	2,060.0	40.6	11,087.9	1,518.9
Redeemable Preferred Stocks	—	—	3.9	0.1
Total Fixed Maturity Securities	$3,333.3	$69.9	$15,553.4	$2,436.8

1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	June 30, 2026
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,133.2	$3.7	$404.0	$4.2	$728.7
Over 1 year through 5 years	6,859.3	136.1	2,751.7	154.3	4,089.4
Over 5 years through 10 years	7,958.0	185.3	3,863.2	341.9	3,938.2
Over 10 years	19,047.7	281.2	5,122.2	2,140.0	12,066.7
	34,998.2	606.3	12,141.1	2,640.4	20,823.0
Mortgage/Asset-Backed Securities[2]	1,497.3	7.1	643.7	24.9	835.8
Total Fixed Maturity Securities	$36,495.5	$613.4	$12,784.8	$2,665.3	$21,658.8

	December 31, 2025
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,379.9	$3.4	$430.5	$5.1	$947.7
Over 1 year through 5 years	6,484.9	159.7	3,512.5	88.9	3,043.2
Over 5 years through 10 years	7,476.9	260.3	3,873.6	336.5	3,527.1
Over 10 years	18,212.3	389.3	5,655.9	2,058.9	10,886.8
	33,554.0	812.7	13,472.5	2,489.4	18,404.8
Mortgage/Asset-Backed Securities[2]	1,187.3	9.3	697.4	17.3	481.9
Total Fixed Maturity Securities	$34,741.3	$822.0	$14,169.9	$2,506.7	$18,886.7

1Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of June 30, 2026.

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$33,159.5	$592.7	$2,610.6	97.9%
Below-Investment-Grade	1,284.1	20.7	54.7	2.1
Total Fixed Maturity Securities	$34,443.6	$613.4	$2,665.3	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At June 30, 2026, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments - Continued
which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

As of June 30, 2026, we held 921 individual investment-grade fixed maturity securities and 55 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 744 investment-grade fixed maturity securities and 24 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments - Continued
The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as all other corporate bonds during the three and six months ended June 30, 2026.

	Three Months Ended June 30
	2026	2025
	(in millions of dollars)
Balance, beginning of period	$—	$3.8
Credit losses on securities for which credit losses were not previously recorded	—	9.6
Change in allowance on securities with allowance recorded in previous period	—	1.0
Balance, end of period	$—	$14.4

	Six Months Ended June 30
	2026	2025
	(in millions of dollars)
Balance, beginning of period	$5.9	$2.8
Credit losses on securities for which credit losses were not previously recorded	—	10.5
Change in allowance due to change in intent to sell impaired security	(5.9)	—
Change in allowance on securities with allowance recorded in previous period	—	1.1
Balance, end of period	$—	$14.4

At June 30, 2026, we had commitments of $92.4 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of June 30, 2026, the carrying amount of our variable interest entity investments not consolidated in our financial statements, which are primarily private equity partnerships, totaled $1,425.1 million. At December 31, 2025, the carrying amount of our variable interest entity investments not consolidated in our financial statements, which are primarily private equity partnerships, totaled $1,456.3 million. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments - Continued
We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,087.7 million and $2,125.4 million at June 30, 2026 and December 31, 2025, respectively. The allowance for expected credit losses was $16.0 million and $15.9 million at June 30, 2026 and December 31, 2025, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $6.7 million at both June 30, 2026 and December 31, 2025.

The carrying amount of mortgage loans by property type and geographic region are presented below.

	June 30, 2026		December 31, 2025
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$636.9	30.7%	$642.5	30.5%
Industrial	644.7	31.2	659.0	31.2
Office	278.5	13.4	313.3	14.9
Retail	484.2	23.4	467.0	22.1
Other	27.4	1.3	27.7	1.3
Total	$2,071.7	100.0%	$2,109.5	100.0%

Region
New England	$48.6	2.3%	$49.9	2.4%
Mid-Atlantic	156.1	7.5	159.9	7.6
East North Central	268.1	12.9	275.3	13.1
West North Central	120.9	5.8	135.9	6.4
South Atlantic	540.2	26.2	497.2	23.5
East South Central	87.8	4.2	96.7	4.6
West South Central	183.9	8.9	190.5	9.0
Mountain	239.7	11.6	255.3	12.1
Pacific	426.4	20.6	448.8	21.3
Total	$2,071.7	100.0%	$2,109.5	100.0%

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
June 30, 2026
Note 4 - Investments - Continued
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators.

	June 30, 2026		December 31, 2025
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$112.2	5.4%	$125.6	6.0%
A	1,027.2	49.6	1,053.4	49.9
BBB	831.1	40.1	804.0	38.1
BB	95.6	4.6	120.5	5.7
B	5.6	0.3	6.0	0.3
Total	$2,071.7	100.0%	$2,109.5	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,706.6	82.4%	$1,701.2	80.6%
> 65% <= 75%	186.1	9.0	164.3	7.8
> 75% <= 85%	99.6	4.8	162.6	7.7
> 85%	79.4	3.8	81.4	3.9
Total	$2,071.7	100.0%	$2,109.5	100.0%

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments - Continued
The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026
	Prior to 2022	2022	2023	2024	2025	2026	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$112.3	$—	$—	$—	$—	$—	$112.3
A	876.4	23.0	9.4	6.4	76.5	37.2	1,028.9
BBB	592.1	61.3	56.3	39.2	36.2	49.6	834.7
BB	77.2	—	—	—	20.4	—	97.6
B	14.2	—	—	—	—	—	14.2
Total Amortized Cost	1,672.2	84.3	65.7	45.6	133.1	86.8	2,087.7
Allowance for credit losses	(14.3)	(0.2)	(0.3)	(0.2)	(0.6)	(0.4)	(16.0)
Carrying Amount	$1,657.9	$84.1	$65.4	$45.4	$132.5	$86.4	$2,071.7

Loan-to-Value Ratio[1]
<=65%	$1,428.3	$62.1	$53.4	$11.6	$95.3	$60.0	$1,710.7
>65%<=75%	88.1	8.3	12.3	34.0	17.4	26.8	186.9
>75%<=85%	86.7	13.9	—	—	—	—	100.6
>85%	69.1	—	—	—	20.4	—	89.5
Total Amortized Cost	1,672.2	84.3	65.7	45.6	133.1	86.8	2,087.7
Allowance for credit losses	(14.3)	(0.2)	(0.3)	(0.2)	(0.6)	(0.4)	(16.0)
Carrying Amount	$1,657.9	$84.1	$65.4	$45.4	$132.5	$86.4	$2,071.7

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments - Continued

	December 31, 2025
	Prior to 2021	2021	2022	2023	2024	2025	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$100.1	$25.6	$—	$—	$—	$—	$125.7
A	794.0	144.9	23.6	9.5	6.4	77.2	1,055.6
BBB	482.4	131.2	61.8	56.7	39.4	36.4	807.9
BB	81.7	19.9	—	—	—	20.4	122.0
B	14.2	—	—	—	—	—	14.2
Total Amortized Cost	1,472.4	321.6	85.4	66.2	45.8	134.0	2,125.4
Allowance for credit losses	(13.5)	(0.9)	(0.3)	(0.4)	(0.2)	(0.6)	(15.9)
Carrying Amount	$1,458.9	$320.7	$85.1	$65.8	$45.6	$133.4	$2,109.5

Loan-to-Value Ratio[1]
<=65%	$1,264.1	$238.9	$63.0	$38.5	$11.6	$89.4	$1,705.5
>65%<=75%	59.8	10.7	8.4	27.7	34.2	24.2	165.0
>75%<=85%	115.5	35.0	14.0	—	—	—	164.5
>85%	33.0	37.0	—	—	—	20.4	90.4
Total Amortized Cost	1,472.4	321.6	85.4	66.2	45.8	134.0	2,125.4
Allowance for credit losses	(13.5)	(0.9)	(0.3)	(0.4)	(0.2)	(0.6)	(15.9)
Carrying Amount	$1,458.9	$320.7	$85.1	$65.8	$45.6	$133.4	$2,109.5

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments - Continued
The following tables present a roll-forward of the allowance for expected credit losses by loan-to-value ratio for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$4.1	$—	$—	$—	$4.1
>65%<=75%	0.6	0.2	—	—	0.8
>75%<=85%	1.4	(0.4)	—	—	1.0
>85%	9.2	0.9	—	—	10.1
Total	$15.3	$0.7	$—	$—	$16.0

	Three Months Ended June 30, 2025
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.8	$—	$—	$—	$3.8
>65%<=75%	1.7	(0.2)	—	—	1.5
>75%<=85%	3.1	(2.0)	—	—	1.1
>85%	8.0	1.2	—	—	9.2
Total	$16.6	$(1.0)	$—	$—	$15.6

	Six Months Ended June 30, 2026
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$4.3	$(0.2)	$—	$—	$4.1
>65%<=75%	0.7	0.1	—	—	0.8
>75%<=85%	1.9	(0.9)	—	—	1.0
>85%	9.0	1.1	—	—	10.1
Total	$15.9	$0.1	$—	$—	$16.0

	Six Months Ended June 30, 2025
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$4.2	$(0.4)	$—	$—	$3.8
>65%<=75%	1.7	(0.2)	—	—	1.5
>75%<=85%	2.2	(1.1)	—	—	1.1
>85%	8.0	1.2	—	—	9.2
Total	$16.1	$(0.5)	$—	$—	$15.6

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments - Continued
During the six months ended June 30, 2026, no commercial mortgage loans were modified for borrowers experiencing financial difficulties. During the six months ended June 30, 2025, we granted an other-than-insignificant payment delay for a commercial mortgage loan with an amortized cost of $14.2 million, which deferred the principal payment for 24 months. This modification represents less than one percent of the commercial mortgage loan portfolio balance. For the six months ended June 30, 2026 and 2025, all commercial loans which were previously modified for borrowers experiencing financial difficulties were current.

As of June 30, 2026 and December 31, 2025, we held no specifically identified impaired mortgage loans. There were no commercial mortgage loans past due as to principal and/or interest payments as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, we had no commercial mortgage loan foreclosures.

At June 30, 2026, we had $25.5 million of commitments to fund commercial mortgage loans. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At June 30, 2026, we had $0.1 million of expected credit losses related to unfunded commitments on our consolidated balance sheets. At December 31, 2025, we had no expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our real estate held for the production of income balance was $62.7 million and $41.7 million at June 30, 2026 and December 31, 2025, respectively, and the associated accumulated depreciation was $202.3 million and $130.1 million at June 30, 2026 and December 31, 2025, respectively. We monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired.

Our held for sale real estate balance was $1.6 million and $41.9 million at June 30, 2026 and December 31, 2025 and the associated accumulated depreciation was $3.5 million and $57.5 million at June 30, 2026 and December 31, 2025, respectively. The estimated fair values less costs to sell are above the carrying values of the properties and we expect to close the sales of the properties within the next twelve months.

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

As of June 30, 2026, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $100.8 million, for which we received collateral in the form of cash and securities of $67.6 million and $37.5 million, respectively. As of December 31, 2025, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $106.1 million, for which we received collateral in the form of cash and securities of $76.1 million and $34.1 million, respectively. We had no outstanding repurchase agreements at June 30, 2026 or December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments - Continued
The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	June 30, 2026	December 31, 2025
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$0.8	$0.3
Public Utilities	2.8	4.8
Short Term Investments	—	0.1
All Other Corporate Bonds	64.0	70.9
Total Borrowings	67.6	76.1
Gross Amount of Recognized Liability for Securities Lending Transactions	67.6	76.1
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	June 30, 2026	December 31, 2025
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$45.3	$40.7
Advances from FHLB	699.2	643.8

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$798.1	$752.4
Commercial Mortgage Loans	1,117.2	1,110.2
Total Carrying Value of Collateral Posted to FHLB	$1,915.3	$1,862.6

Funding Agreement-Backed Loan Program

During February 2026, we established a funding agreement-backed loan (FABL) program, pursuant to which a special purpose unaffiliated Delaware statutory trust (the FABL trust) may borrow funds under a six-month delayed draw term loan facility (the facility) and deposit the proceeds with Colonial Life & Accident Insurance Company (Colonial Life & Accident), a wholly owned insurance subsidiary, pursuant to funding agreements issued by Colonial Life & Accident to the FABL trust. Colonial Life & Accident does not hold any variable interests in the FABL trust. The deposits received by Colonial Life & Accident under the funding agreements will be used for spread lending purposes. The facility permits borrowings by the FABL trust in two tranches, in an aggregate principal amount of up to $500.0 million, with scheduled maturities on the third and fifth anniversaries, respectively, of the date that is six months after the date of the applicable credit agreement. The funding agreements issued by Colonial Life & Accident will have matching interest, maturity and payment terms to the applicable borrowings by the FABL trust. The funding agreements may be collateralized by eligible securities, including agency securities, corporate bonds, municipal bonds, and U.S. Treasury securities. As of June 30, 2026, we did not have any amounts outstanding under the FABL program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
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
June 30, 2026
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

	June 30, 2026
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$57.9	$—	$57.9	$(56.8)	$—	$1.1
Securities Lending	100.8	—	100.8	(33.2)	(67.6)	—
Total	$158.7	$—	$158.7	$(90.0)	$(67.6)	$1.1

Financial Liabilities:
Derivatives	$223.0	$—	$223.0	$(219.9)	$—	$3.1
Securities Lending	67.6	—	67.6	(67.6)	—	—
Total	$290.6	$—	$290.6	$(287.5)	$—	$3.1

	December 31, 2025
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$51.9	$—	$51.9	$(51.9)	$—	$—
Securities Lending	106.1	—	106.1	(30.0)	(76.1)	—
Total	$158.0	$—	$158.0	$(81.9)	$(76.1)	$—

Financial Liabilities:
Derivatives	$269.7	$—	$269.7	$(269.3)	$—	$0.4
Securities Lending	76.1	—	76.1	(76.1)	—	—
Total	$345.8	$—	$345.8	$(345.4)	$—	$0.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions of dollars)
Fixed Maturity Securities	$443.4	$477.8	$868.8	$941.1
Derivatives	3.8	6.1	7.4	1.9
Mortgage Loans	21.6	21.9	43.2	43.7
Policy Loans	6.0	5.7	11.3	10.9
Other Long-term Investments
Perpetual Preferred Securities	—	—	—	0.8
Private Equity Partnerships[1]	20.8	25.3	44.0	43.6
Other	4.7	14.9	8.9	19.2
Short-term Investments	17.1	33.1	41.9	61.1
Gross Investment Income	517.4	584.8	1,025.5	1,122.3
Less Investment Expenses	36.3	21.3	58.1	42.7
Less Investment Income on Participation Fund Account Assets	2.7	2.8	5.6	5.7
Net Investment Income	$478.4	$560.7	$961.8	$1,073.9

1The net unrealized gain recognized in net investment income for the three and six months ended June 30, 2026 related to private equity partnerships still held at June 30, 2026 was $25.8 million and $55.5 million, respectively, reduced by net management fees and partnership expenses of $(5.0) million and $(11.5) million, respectively. The net unrealized gain recognized in net investment income for the three and six months ended June 30, 2025 related to private equity partnerships still held at June 30, 2025 was $31.2 million and $57.6 million, respectively, reduced by net management fees and partnership expenses of $(5.9) million and $(14.0) million, respectively. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$0.1	$1.2	$1.4	$1.8
Gross Losses on Sales[1]	(7.6)	(14.7)	(9.4)	(60.0)
Impairment Loss[2]	(3.0)	(8.5)	(11.1)	(160.9)
Change in Allowance for Credit Losses	—	(10.6)	5.9	(11.6)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	6.2	7.4	6.2	7.4
Gross Losses on Sales	—	(0.4)	—	(0.4)
Impairment Loss	—	—	—	(3.8)
Change in Allowance for Credit Losses	(0.8)	0.9	(0.2)	0.5
Embedded Derivative in Modified Coinsurance Arrangement	0.3	1.0	(2.7)	(0.9)
All Other Derivatives	1.2	2.1	2.7	(3.2)
Foreign Currency Transactions	(1.6)	3.9	(3.0)	6.6
Net Investment Gains (Losses)	$(5.2)	$(17.7)	$(10.2)	$(224.5)

1During the six months ended June 30, 2025, we recognized a $23.5 million net loss on sales of fixed maturity securities related to the Closed Block long-term care and Unum US individual disability reinsurance transaction (2025 Fortitude Re reinsurance transaction) and a $19.1 million loss on sales of fixed maturity securities related to the funding of an extraordinary dividend from a wholly owned insurance subsidiary to Unum Group.
2During the three and six months ended June 30, 2025, we recognized impairment losses of $8.5 million and $160.9 million, respectively, based on the intent to dispose of fixed maturity securities with a fair value of $1,250.9 million related to the 2025 Fortitude Re reinsurance transaction.

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
Unum Group and Subsidiaries
June 30, 2026
Note 5 - Derivative Financial Instruments - Continued
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
June 30, 2026
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily changes in interest rates, exchange rates, and equity prices) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At June 30, 2026, we had $1.1 million credit exposure on derivatives. At December 31, 2025, we had no credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	June 30, 2026	December 31, 2025
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$—	$1.6
Fixed Maturity Securities	7.0	4.2
	$7.0	$5.8
Carrying Value of Collateral Posted to Counterparties
Cash	$0.2	$—
Fixed Maturity Securities	178.2	244.3
	$178.4	$244.3

See Note 4 for further discussion of our master netting agreements.

All of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $223.0 million and $269.7 million at June 30, 2026 and December 31, 2025, respectively.

Cash Flow Hedges

As of June 30, 2026 and December 31, 2025, we had $112.6 million and $127.3 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of June 30, 2026 and December 31, 2025, we had $2,417.0 million and $2,603.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase of fixed maturity securities.

As of June 30, 2026, we expect to amortize approximately $0.9 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from AOCI into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from AOCI into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of June 30, 2026, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2053.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 5 - Derivative Financial Instruments - Continued
Fair Value Hedges

As of June 30, 2026 and December 31, 2025, we had $882.1 million and $768.6 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following tables summarize the amortized cost, carrying amount of hedged assets, and the related cumulative basis adjustments related to our fair value hedges.

	June 30, 2026
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$891.6	$790.2	$9.2

	December 31, 2025
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$793.4	$695.0	$24.7

For the three and six months ended June 30, 2026, $(12.1) million and $(7.4) million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. For the three and six months ended June 30, 2025, $(2.3) million and $24.9 million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of June 30, 2026 and December 31, 2025, we held $89.0 million and $115.6 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of June 30, 2026 and December 31, 2025, we held $45.8 million and $48.9 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of June 30, 2026 and December 31, 2025, we held $171.8 million and $154.8 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 5 - Derivative Financial Instruments - Continued
As of June 30, 2026 and December 31, 2025, we held no total return swap contracts to mitigate the economic risk from credit spreads and interest rate duration related to certain cash and cash equivalent amounts. During the first quarter of 2025, we entered into a total return swap contract with a notional amount of $700.0 million. This derivative was an economic hedge not designated as a hedging instrument, and changes in fair value were reported in realized gains or losses in our income statement. Expenses and dividend payments were reported in earnings as a component of net investment income. The total return swap was unwound and settled for cash in the second quarter of 2025.

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

	June 30, 2026
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$2,417.0	$3.3	$182.7
Foreign Currency Interest Rate Swaps	112.6	12.8	0.9
Total Cash Flow Hedges	2,529.6	16.1	183.6

Fair Value Hedges
Foreign Currency Interest Rate Swaps	882.1	41.2	27.1
Total Designated as Hedging Instruments	$3,411.7	$57.3	$210.7

Not Designated as Hedging Instruments
Foreign Currency Forwards	$45.8	$0.6	$0.5
Foreign Currency Interest Rate Swaps	89.0	—	11.8
Total Return Swaps	171.8	—	—
Embedded Derivative in Modified Coinsurance Arrangement	—	15.1	—
Total Not Designated as Hedging Instruments	$306.6	$15.7	$12.3

Total Derivatives	$3,718.3	$73.0	$223.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
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
June 30, 2026
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30
	2026			2025
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$478.4	$(5.2)	$53.3	$560.7	$(17.7)	$52.0

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged Items	10.2	—	0.7	17.6	0.1	1.5
Derivatives Designated as Hedging Instruments	1.2	—	—	2.9	(0.4)	—
Foreign Exchange Contracts:
Hedged Items	1.7	(1.7)	—	2.0	(0.1)	—
Derivatives Designated as Hedging Instruments	0.1	1.0	—	0.3	0.1	—
Forward Benchmark Interest Rate Locks:
Hedged Items	18.2	—	—	13.6	—	—
Derivatives Designated as Hedging Instruments	(0.6)	—	—	(0.4)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged Items	6.4	(8.5)	—	5.2	50.6	—
Derivatives Designated as Hedging Instruments	3.2	8.5	—	2.9	(50.6)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 5 - Derivative Financial Instruments - Continued

	Six Months Ended June 30
	2026			2025
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$961.8	$(10.2)	$106.4	$1,073.9	$(224.5)	$104.0

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged Items	21.0	—	1.4	35.0	(0.3)	1.5
Derivatives Designated as Hedging Instruments	2.5	—	—	5.5	—	—
Foreign Exchange Contracts:
Hedged Items	3.5	(3.2)	—	4.3	(0.1)	—
Derivatives Designated as Hedging Instruments	0.2	2.0	—	(0.4)	0.1	—
Forward Benchmark Interest Rate Locks:
Hedged Items	34.9	—	—	25.9	—	—
Derivatives Designated as Hedging Instruments	(1.1)	—	—	(0.8)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged Items	12.3	(15.5)	—	9.6	72.1	—
Derivatives Designated as Hedging Instruments	6.0	15.5	—	(2.3)	(72.1)	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forward Benchmark Interest Rate Locks	$17.6	$(66.1)	$8.7	$(34.6)
Foreign Exchange Contracts	(1.2)	(5.4)	(0.7)	(4.4)
Total	$16.4	$(71.5)	$8.0	$(39.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions of dollars)
Net Investment Gain (Loss)
Foreign Exchange Contracts	$1.2	$(3.9)	$2.7	$(5.9)
Embedded Derivative in Modified Coinsurance Arrangement	0.3	1.0	(2.7)	(0.9)
Total Return Swaps	—	6.0	—	2.8
Total	$1.5	$3.1	$—	$(4.0)

Net Investment Income
Total Return Swaps	$—	$0.8	$—	$0.9

Other Expenses
Gain on Total Return Swaps	$(17.9)	$(11.3)	$(12.3)	$(7.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 6 - Accumulated Other Comprehensive Loss
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Loss on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Loss on Derivatives	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at March 31, 2026	$(2,432.3)	$1,395.1	$(282.1)	$(268.6)	$(207.6)	$(1,795.5)
Other Comprehensive Income (Loss) Before Reclassifications	131.2	(220.6)	4.1	1.9	(0.1)	(83.5)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	8.3	—	(1.2)	—	1.9	9.0
Net Other Comprehensive Income (Loss)	139.5	(220.6)	2.9	1.9	1.8	(74.5)
Balance at June 30, 2026	$(2,292.8)	$1,174.5	$(279.2)	$(266.7)	$(205.8)	$(1,870.0)

Balance at March 31, 2025	$(2,333.2)	$1,019.1	$(225.2)	$(300.7)	$(338.8)	$(2,178.8)
Other Comprehensive Income (Loss) Before Reclassifications	53.6	39.8	(58.3)	80.0	(4.6)	110.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	25.9	—	(1.5)	—	3.2	27.6
Net Other Comprehensive Income (Loss)	79.5	39.8	(59.8)	80.0	(1.4)	138.1
Balance at June 30, 2025	$(2,253.7)	$1,058.9	$(285.0)	$(220.7)	$(340.2)	$(2,040.7)

Balance at December 31, 2025	$(2,003.1)	$929.9	$(278.8)	$(245.6)	$(210.9)	$(1,808.5)
Other Comprehensive Income (Loss) Before Reclassifications	(300.1)	244.6	2.1	(21.1)	1.1	(73.4)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	10.4	—	(2.5)	—	4.0	11.9
Net Other Comprehensive Income (Loss)	(289.7)	244.6	(0.4)	(21.1)	5.1	(61.5)
Balance at June 30, 2026	$(2,292.8)	$1,174.5	$(279.2)	$(266.7)	$(205.8)	$(1,870.0)

Balance at December 31, 2024	$(2,755.2)	$1,185.4	$(270.7)	$(343.0)	$(340.2)	$(2,523.7)
Other Comprehensive Income (Loss) Before Reclassifications	319.2	(126.5)	(10.8)	122.3	(6.4)	297.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	182.3	—	(3.5)	—	6.4	185.2
Net Other Comprehensive Income (Loss)	501.5	(126.5)	(14.3)	122.3	—	483.0
Balance at June 30, 2025	$(2,253.7)	$1,058.9	$(285.0)	$(220.7)	$(340.2)	$(2,040.7)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 6 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from accumulated other comprehensive loss were recognized in our consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Loss on Fixed Maturity Securities
Net Loss on Sales	$(7.5)	$(13.5)	$(8.0)	$(58.2)
Impairment Loss	(3.0)	(8.5)	(11.1)	(160.9)
Change in Allowance for Credit Losses[1]	—	(10.6)	5.9	(11.6)
	(10.5)	(32.6)	(13.2)	(230.7)
Income Tax Benefit	(2.2)	(6.7)	(2.8)	(48.4)
Total	$(8.3)	$(25.9)	$(10.4)	$(182.3)

Net Loss on Derivatives
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$0.6	$2.5	$1.4	$4.7
Net Investment Gain (Loss)
Loss on Interest Rate Swaps	—	(0.4)	—	—
Gain (Loss) on Foreign Currency Interest Rate Swaps	0.9	(0.2)	1.8	(0.3)
	1.5	1.9	3.2	4.4
Income Tax Expense	0.3	0.4	0.7	0.9
Total	$1.2	$1.5	$2.5	$3.5

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(2.5)	$(4.1)	$(5.2)	$(8.2)
Amortization of Prior Service Credit	—	—	0.1	0.1
	(2.5)	(4.1)	(5.1)	(8.1)
Income Tax Benefit	(0.6)	(0.9)	(1.1)	(1.7)
Total	$(1.9)	$(3.2)	$(4.0)	$(6.4)

[1]Includes change in allowance on securities impaired, sold or otherwise disposed during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
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

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate. The weighted average current discount rate was 5.3 percent at June 30, 2026 compared to 5.1 percent at December 31, 2025 with the increase due primarily to an increase in U.S. Treasury rates. The weighted average current discount rate was 5.2 percent at June 30, 2025 and 5.3 percent at December 31, 2024 with the decrease due primarily to a decrease in U.S. Treasury rates.

Actual variance from expected experience during the first six months of 2026 and 2025 was due primarily to the Closed Block long-term care, Unum US group disability, and Unum US group life and accidental death and dismemberment product lines. Also contributing to the comparison for the first six months of 2025 was the Closed Block all other product line. During the first six months of 2026 the variance in the Closed Block long-term care product line was primarily due to higher group long-term care policy terminations and higher than expected claim incidence. During the first six months of 2025, the variance in the Closed Block long-term care product line was driven primarily by higher than expected claim incidence, partially offset by higher than expected mortality experience. During the first six months of 2026 and 2025, the variance in the Unum US group disability product line was driven primarily by higher than expected claim resolutions driven by recoveries. During the first six months of 2026 and 2025, the variance in the Unum US group life and accidental death and dismemberment product line was driven primarily by lower than expected incidence. During the first six months of 2025 the variance in the Closed Block all other product line was driven primarily by higher than expected mortality experience driven by our individual disability product line.

For the six months ended June 30, 2026 and 2025, there were certain cohorts within the Closed Block segment, related to our long-term care product line, for which net premiums exceed gross premiums, which resulted in a $63.6 million reduction to income before income tax for the six months ended June 30, 2026 and resulted in a $26.4 million reduction to income before income tax for the six months ended June 30, 2025. There were also certain cohorts within the Colonial Life segment, related to our cancer and critical illness product line, for which net premiums exceeded gross premiums, which had an immaterial impact to income before income tax for the six months ended June 30, 2026 and 2025. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the six months ended June 30, 2026 or 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	June 30
	2026	2025
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$14,416.5	$13,930.6
Beginning balance at original discount rate	14,393.0	14,266.9
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(285.7)	(191.5)
Adjusted beginning of year balance	14,107.3	14,075.4
Issuances	747.2	697.7
Interest accretion	321.5	323.1
Net premiums collected	(891.0)	(852.7)
Foreign currency	(17.7)	47.0
Ending balance at original discount rate	14,267.3	14,290.5
Effect of change in discount rate assumptions	(165.9)	(125.3)
Balance, end of period	$14,101.4	$14,165.2

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$50,683.1	$48,920.1
Beginning balance at original discount rate	51,638.5	50,778.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(209.5)	(267.2)
Adjusted beginning of year balance	51,429.0	50,511.0
Issuances[1]	2,040.0	1,951.5
Interest accretion	1,157.0	1,136.8
Benefit payments	(2,980.6)	(2,915.4)
Foreign currency	(67.4)	284.6
Ending balance at original discount rate	51,578.0	50,968.5
Effect of change in discount rate assumptions	(1,547.0)	(1,382.5)
Balance, end of period	$50,031.0	$49,586.0

Net liability for future policy benefits	$35,929.6	$35,420.8
Other[2]	1,497.8	1,558.5
Total liability for future policy benefits	37,427.4	36,979.3
Less: Reinsurance recoverable related to future policy benefits	9,896.9	6,791.9
Net liability for future policy benefits, after reinsurance recoverable	$27,530.5	$30,187.4

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
June 30, 2026
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

	Consolidated
	Six Months Ended June 30
	2026	2025
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$5,516.6	$5,233.9
Interest accretion	$835.5	$813.7

	Consolidated
	June 30
	2026	2025
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$101,513.9	$102,952.0
Expected future gross premiums	$39,698.9	$39,814.8

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$26,351.3	$26,214.6

Weighted average interest rate:
Interest accretion rate	5.0%	4.9%
Current discount rate	5.3%	5.2%

Weighted average duration of the liability	11.0 years	11.3 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

Unum US Segment

The following tables present the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	June 30, 2026
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,385.5	$1,236.5	$2,622.0
Beginning balance at original discount rate	—	—	1,447.3	1,232.5	2,679.8
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(35.8)	(9.2)	(45.0)
Adjusted beginning of year balance	—	—	1,411.5	1,223.3	2,634.8
Issuances[1]	—	—	335.0	82.5	417.5
Interest accretion	—	—	26.5	25.9	52.4
Net premiums collected	—	—	(130.1)	(94.9)	(225.0)
Ending balance at original discount rate	—	—	1,642.9	1,236.8	2,879.7
Effect of change in discount rate assumptions	—	—	(75.2)	(11.7)	(86.9)
Balance, end of period	$—	$—	$1,567.7	$1,225.1	$2,792.8

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$4,588.1	$801.6	$2,536.9	$3,140.7	$11,067.3
Beginning balance at original discount rate	4,656.9	807.5	2,751.1	3,150.4	11,365.9
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(29.4)	(27.3)	(38.2)	(11.3)	(106.2)
Adjusted beginning of year balance	4,627.5	780.2	2,712.9	3,139.1	11,259.7
Issuances[1]	710.1	260.9	349.4	86.7	1,407.1
Interest accretion	72.1	8.5	57.9	72.7	211.2
Benefit payments	(792.5)	(266.8)	(165.3)	(147.4)	(1,372.0)
Ending balance at original discount rate	4,617.2	782.8	2,954.9	3,151.1	11,506.0
Effect of change in discount rate assumptions	(114.8)	(10.8)	(238.3)	(52.5)	(416.4)
Balance, end of period	$4,502.4	$772.0	$2,716.6	$3,098.6	$11,089.6

Net liability for future policy benefits	$4,502.4	$772.0	$1,148.9	$1,873.5	$8,296.8
Other	0.1	0.8	4.9	26.3	32.1
Total liability for future policy benefits	4,502.5	772.8	1,153.8	1,899.8	8,328.9
Less: Reinsurance recoverable related to future policy benefits	23.3	6.8	12.7	375.3	418.1
Net liability for future policy benefits, after reinsurance recoverable	$4,479.2	$766.0	$1,141.1	$1,524.5	$7,910.8

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

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
June 30, 2026
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

	Six Months Ended June 30, 2026
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$1,646.5	$1,118.5	$478.7	$345.6	$3,589.3
Interest accretion	$72.1	$8.5	$31.4	$46.8	$158.8

	Six Months Ended June 30, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$1,574.3	$1,048.3	$440.9	$339.6	$3,403.1
Interest accretion	$78.9	$9.0	$30.5	$47.8	$166.2

	June 30, 2026
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$5,569.3	$886.3	$6,186.4	$5,076.4	$17,718.4
Expected future gross premiums	$—	$—	$6,928.6	$5,818.2	$12,746.8

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$4,393.2	$4,192.8	$8,586.0

Weighted average interest rate:
Interest accretion rate	4.3%	2.5%	5.0%	5.1%	4.4%
Current discount rate	4.7%	2.8%	5.6%	5.2%	4.8%

Weighted average duration of the liability	3.9 years	2.4 years	18.1 years	9.3 years	7.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

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
June 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

Unum International Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum International segment.

	June 30
	2026	2025
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$352.8	$276.1
Beginning balance at original discount rate	378.0	314.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(0.9)	2.1
Adjusted beginning of year balance	377.1	316.3
Issuances[1]	20.0	17.7
Interest accretion	7.2	6.5
Net premiums collected	(17.9)	(16.1)
Foreign currency	(17.7)	47.0
Ending balance at original discount rate	368.7	371.4
Effect of change in discount rate assumptions	(24.8)	(34.2)
Balance, end of period	$343.9	$337.2

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,699.0	$2,391.6
Beginning balance at original discount rate	2,923.4	2,641.5
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	3.9	1.8
Adjusted beginning of year balance	2,927.3	2,643.3
Issuances[1]	259.5	212.3
Interest accretion	39.8	36.4
Benefit payments	(260.5)	(243.4)
Foreign currency	(67.4)	284.6
Ending balance at original discount rate	2,898.7	2,933.2
Effect of change in discount rate assumptions	(253.3)	(243.6)
Balance, end of period	$2,645.4	$2,689.6

Net liability for future policy benefits	$2,301.5	$2,352.4
Other	49.3	50.1
Total liability for future policy benefits	2,350.8	2,402.5
Less: Reinsurance recoverable related to future policy benefits	85.9	73.1
Net liability for future policy benefits, after reinsurance recoverable	$2,264.9	$2,329.4

[1]Issuances for Unum International primarily represent new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
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

	Six Months Ended June 30
	2026	2025
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$584.4	$506.4
Interest accretion	$32.6	$29.9

	June 30
	2026	2025
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$4,686.3	$4,760.1
Expected future gross premiums	$1,641.3	$1,562.1

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$1,013.8	$982.5

Weighted average interest rate:
Interest accretion rate	4.1%	4.1%
Current discount rate	5.1%	4.9%

Weighted average duration of the liability	8.7 years	8.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	June 30
	2026	2025
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,709.0	$3,553.3
Beginning balance at original discount rate	3,850.9	3,793.8
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(22.8)	5.9
Adjusted beginning of year balance	3,828.1	3,799.7
Issuances	309.7	274.5
Interest accretion	73.0	72.1
Net premiums collected	(326.5)	(319.5)
Ending balance at original discount rate	3,884.3	3,826.8
Effect of change in discount rate assumptions	(176.4)	(180.1)
Balance, end of period	$3,707.9	$3,646.7

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,710.4	$5,434.9
Beginning balance at original discount rate	6,179.4	6,026.2
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(43.2)	(5.5)
Adjusted beginning of year balance	6,136.2	6,020.7
Issuances	331.2	295.6
Interest accretion	122.6	119.6
Benefit payments	(331.1)	(327.5)
Ending balance at original discount rate	6,258.9	6,108.4
Effect of change in discount rate assumptions	(519.7)	(516.6)
Balance, end of period	$5,739.2	$5,591.8

Net liability for future policy benefits	$2,031.3	$1,945.1
Other	29.6	23.8
Total liability for future policy benefits	2,060.9	1,968.9
Less: Reinsurance recoverable related to future policy benefits	1.4	1.1
Net liability for future policy benefits, after reinsurance recoverable	$2,059.5	$1,967.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
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

	Six Months Ended June 30
	2026	2025
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$919.5	$888.6
Interest accretion	$49.6	$47.5

	June 30
	2026	2025
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$11,363.5	$10,685.1
Expected future gross premiums	$13,462.5	$12,887.4

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$9,456.5	$9,187.4

Weighted average interest rate:
Interest accretion rate	4.4%	4.4%
Current discount rate	5.4%	5.3%

Weighted average duration of the liability	17.5 years	17.2 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

Closed Block Segment

The following tables present the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	June 30, 2026
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$7,732.7	$—	$7,732.7
Beginning balance at original discount rate	7,484.3	—	7,484.3
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(217.0)	—	(217.0)
Adjusted beginning of year balance	7,267.3	—	7,267.3
Interest accretion	188.9	—	188.9
Net premiums collected	(321.6)	—	(321.6)
Ending balance at original discount rate	7,134.6	—	7,134.6
Effect of change in discount rate assumptions	122.2	—	122.2
Balance, end of period	$7,256.8	$—	$7,256.8

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$24,420.6	$6,785.8	$31,206.4
Beginning balance at original discount rate	24,113.6	7,056.2	31,169.8
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(52.8)	(11.2)	(64.0)
Adjusted beginning of year balance	24,060.8	7,045.0	31,105.8
Issuances[1]	—	42.2	42.2
Interest accretion	629.7	153.7	783.4
Benefit payments	(591.4)	(425.6)	(1,017.0)
Ending balance at original discount rate	24,099.1	6,815.3	30,914.4
Effect of change in discount rate assumptions	(2.0)	(355.6)	(357.6)
Balance, end of period	$24,097.1	$6,459.7	$30,556.8

Net liability for future policy benefits	$16,840.3	$6,459.7	$23,300.0
Other[2]	4.3	1,382.5	1,386.8
Total liability for future policy benefits	16,844.6	7,842.2	24,686.8
Less: Reinsurance recoverable related to future policy benefits	3,250.4	6,141.1	9,391.5
Net liability for future policy benefits, after reinsurance recoverable	$13,594.2	$1,701.1	$15,295.3

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

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
June 30, 2026
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

	Six Months Ended June 30, 2026
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$353.6	$69.8	$423.4
Interest accretion	$440.8	$153.7	$594.5

	Six Months Ended June 30, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statement of income:
Gross premiums or assessments	$352.2	$83.6	$435.8
Interest accretion	$405.1	$165.0	$570.1

	June 30, 2026
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$57,891.4	$9,854.3	$67,745.7
Expected future gross premiums	$11,848.3	$—	$11,848.3

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,295.0	$—	$7,295.0

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.3%
Current discount rate	5.6%	5.3%	5.5%

Weighted average duration of the liability	14.2 years	7.0 years	12.1 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

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
June 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets is as follows:

	June 30
	2026	2025
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$8,328.9	$8,611.6
Unum International[1]	2,350.8	2,402.5
Colonial Life	2,060.9	1,968.9
Closed Block[1]	24,686.8	23,996.3
Other products[1]	183.3	203.6
Total liability for future policy benefits	$37,610.7	$37,182.9

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
June 30, 2026
Note 8 - Policyholders' Account Balances
Policyholders' account balances primarily include universal life, corporate-owned life insurance, and certain funding agreements. Policyholders' account balances reflect policyholder deposits and interest credited less cost of insurance, administration expenses, surrender charges, and withdrawals.

The following table presents the balances and changes in the policyholders' account balances:

	June 30, 2026
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$548.4	$845.2	$4,073.4	$5,467.0
Premiums received	22.5	36.1	9.0	67.6
Policy charges[1]	(26.0)	(33.9)	(57.0)	(116.9)
Surrenders and withdrawals	(18.8)	(18.2)	(70.5)	(107.5)
Benefit payments	(2.8)	(4.4)	(75.4)	(82.6)
Interest credited	9.4	16.9	168.2	194.5
Other	3.6	(0.3)	2.8	6.1
Balance, end of period	536.3	841.4	4,050.5	5,428.2
Reserves in excess of account balance	120.1	13.2	42.0	175.3
Total policyholders' account balances	656.4	854.6	4,092.5	5,603.5
Less: Reinsurance recoverable related to policyholders' account balances	0.7	0.1	4,092.5	4,093.3
Net policyholders' account balances, after reinsurance recoverable	$655.7	$854.5	$—	$1,510.2

Weighted average crediting rate	3.5%	4.1%	8.6%	7.4%
Net amount at risk[2]	$3,556.7	$7,429.4	$1,613.5	$12,599.6
Cash surrender value	$527.3	$824.5	$4,013.8	$5,365.6

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

A reconciliation of policyholders' account balances reflected in the preceding rollforward to the related liability balances in the consolidated balance sheets is as follows:

June 30
2026
(in millions of dollars)
Policyholders' account balances
Unum US	$656.4
Colonial Life	854.6
Closed Block	4,092.5
Funding agreements	377.0
Total policyholders' account balances	$5,980.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 8 - Policyholders' Account Balances - Continued

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
June 30, 2026
Note 8 - Policyholders' Account Balances - Continued
The balance of the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums is as follows.

	June 30, 2026
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$82.1	$—	$—	$—	$82.1
4.00% - 4.99%	225.1	201.3	—	—	426.4
5.00% - 6.00%	27.8	—	—	—	27.8
	335.0	201.3	—	—	536.3

	Colonial Life
4.00% - 5.00%	834.9	6.5	—	—	841.4

	Closed Block - All Other
3.00% - 5.99%	1,335.9	28.9	6.5	—	1,371.3
6.00% - 8.99%	24.0	—	—	—	24.0
9.00% - 11.99%	2,425.8	—	—	—	2,425.8
12.00% - 15.00%	229.4	—	—	—	229.4
	4,015.1	28.9	6.5	—	4,050.5

Total	$5,185.0	$236.7	$6.5	$—	$5,428.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 8 - Policyholders' Account Balances - Continued

	June 30, 2025
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$87.1	$—	$—	$—	$87.1
4.00% - 4.99%	232.7	211.6	—	—	444.3
5.00% - 6.00%	29.8	—	—	—	29.8
	349.6	211.6	—	—	561.2

	Colonial Life
4.00% - 5.00%	839.1	6.4	—	—	845.5

	Closed Block - All Other
3.00% - 5.99%	1,440.1	47.8	6.7	—	1,494.6
6.00% - 8.99%	25.3	—	—	—	25.3
9.00% - 11.99%	2,333.8	—	—	—	2,333.8
12.00% - 15.00%	209.1	—	—	—	209.1
	4,008.3	47.8	6.7	—	4,062.8

Total	$5,197.0	$265.8	$6.7	$—	$5,469.5

Note 9 - Deferred Acquisition Costs

The following tables display the changes in DAC throughout the period:

	June 30, 2026
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,208.7	$72.1	$1,639.5	$2,920.3
Capitalization	181.3	16.3	180.4	378.0
Amortization expense	(139.6)	(6.1)	(123.9)	(269.6)
Foreign currency	—	(3.3)	—	(3.3)
Balance, end of period	$1,250.4	$79.0	$1,696.0	$3,025.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 9 - Deferred Acquisition Costs - Continued

	June 30, 2025
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,260.6	$53.0	$1,529.2	$2,842.8
Capitalization	170.4	10.9	166.2	347.5
Amortization expense	(136.8)	(5.1)	(115.7)	(257.6)
Foreign currency	—	7.6	—	7.6
Balance, end of period	$1,294.2	$66.4	$1,579.7	$2,940.3

	June 30, 2026
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$63.6	$57.6	$622.8	$451.6	$13.1	$1,208.7
Capitalization	34.0	25.7	66.8	47.6	7.2	181.3
Amortization expense	(28.3)	(20.0)	(56.6)	(27.4)	(7.3)	(139.6)
Balance, end of period	$69.3	$63.3	$633.0	$471.8	$13.0	$1,250.4

	June 30, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$61.1	$51.1	$614.3	$521.2	$12.9	$1,260.6
Capitalization	32.3	23.7	63.3	43.6	7.5	170.4
Amortization expense	(26.1)	(15.7)	(57.3)	(30.6)	(7.1)	(136.8)
Balance, end of period	$67.3	$59.1	$620.3	$534.2	$13.3	$1,294.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 10 - Segment Information
We have three core operating segments: Unum US, Unum International, and Colonial Life. Our other operating segments are Closed Block and Corporate.

Segment information is shown below. Certain prior year amounts were adjusted to conform to current year presentation. See below for more information regarding this update.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$495.3	$507.8	$994.1	$1,012.3
Group Short-term Disability	332.2	289.3	642.9	567.6
Group Life and Accidental Death & Dismemberment
Group Life	499.7	470.0	995.1	936.2
Accidental Death & Dismemberment	53.8	49.2	106.8	97.4
Supplemental and Voluntary
Voluntary Benefits	251.7	234.5	505.5	468.6
Individual Disability	142.8	166.7	289.3	335.4
Dental and Vision	82.7	81.1	165.0	162.0
	1,858.2	1,798.6	3,698.7	3,579.5
Unum International
Unum UK
Group Long-term Disability	107.5	107.9	212.3	208.1
Group Life	77.2	68.1	154.2	129.7
Supplemental	50.8	47.0	101.1	88.9
Unum Poland	53.8	48.1	108.4	91.1
	289.3	271.1	576.0	517.8
Colonial Life
Accident, Sickness, and Disability	254.5	249.1	507.3	496.2
Life	131.1	122.1	259.4	242.0
Cancer and Critical Illness	91.8	90.9	183.4	181.2
	477.4	462.1	950.1	919.4
Closed Block
Long-term Care	159.4	175.9	318.8	352.1
All Other	33.5	40.3	68.2	82.1
	192.9	216.2	387.0	434.2

Total Premium Income	$2,817.8	$2,748.0	$5,611.8	$5,450.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 10 - Segment Information - Continued

	Three Months Ended June 30, 2026
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$1,858.2	$289.3	$477.4	$192.9	$—	$2,817.8
Adjusted Net Investment Income[1]	155.8	42.2	50.1	226.1	20.5	494.7
Other Income	65.9	2.7	0.4	9.6	0.4	79.0
Segment Adjusted Operating Revenue	2,079.9	334.2	527.9	428.6	20.9	3,391.5

Policy Benefits	1,165.1	219.8	230.9	373.1	2.3	1,991.2
Policy Benefits - Remeasurement Loss (Gain)	(29.1)	6.9	(8.0)	40.2	—	10.0
Commissions	213.7	29.2	106.9	14.5	—	364.3
Interest and Debt Expense	—	—	—	—	53.3	53.3
Deferral of Acquisition Costs	(89.7)	(7.1)	(90.6)	—	—	(187.4)
Amortization of Deferred Acquisition Costs	70.9	2.7	61.8	—	—	135.4
Other Segment Items[1,2]	419.4	58.4	95.5	76.2	9.8	659.3
Benefits and Expenses	1,750.3	309.9	396.5	504.0	65.4	3,026.1

Segment Adjusted Operating Income (Loss)	$329.6	$24.3	$131.4	$(75.4)	$(44.5)	$365.4
[1]Excludes the impact of the strategic actions in the Corporate segment.
[2]For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the three months ended June 30, 2026 was $21.0 million, $6.5 million, $4.4 million, $1.6 million, and $17.6 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 10 - Segment Information - Continued

	Three Months Ended June 30, 2025
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$1,798.6	$271.1	$462.1	$216.2	$—	$2,748.0
Net Investment Income	155.1	46.2	42.6	284.5	32.3	560.7
Other Income	58.0	0.3	0.3	12.1	(0.3)	70.4
Segment Adjusted Operating Revenue	2,011.7	317.6	505.0	512.8	32.0	3,379.1

Policy Benefits	1,110.9	189.3	226.0	418.7	—	1,944.9
Policy Benefits - Remeasurement Loss (Gain)	(18.7)	7.1	(2.8)	45.6	—	31.2
Commissions	203.8	25.1	98.6	16.0	—	343.5
Interest and Debt Expense	—	—	—	—	52.0	52.0
Deferral of Acquisition Costs	(85.7)	(5.6)	(83.6)	—	—	(174.9)
Amortization of Deferred Acquisition Costs	71.6	2.6	58.0	—	—	132.2
Other Segment Items[1]	411.6	57.5	91.4	43.3	11.7	615.5
Benefits and Expenses	1,693.5	276.0	387.6	523.6	63.7	2,944.4

Segment Adjusted Operating Income (Loss)	$318.2	$41.6	$117.4	$(10.8)	$(31.7)	$434.7
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 10 - Segment Information - Continued

	Six Months Ended June 30, 2026
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$3,698.7	$576.0	$950.1	$387.0	$—	$5,611.8
Adjusted Net Investment Income[1]	314.1	71.8	96.9	455.2	40.1	978.1
Other Income	132.7	6.0	1.1	20.9	1.1	161.8
Segment Adjusted Operating Revenue	4,145.5	653.8	1,048.1	863.1	41.2	6,751.7

Policy Benefits	2,292.2	426.1	460.6	765.8	2.3	3,947.0
Policy Benefits - Remeasurement Loss (Gain)	(60.9)	4.1	(20.4)	135.4	—	58.2
Commissions	433.1	60.2	209.8	29.7	—	732.8
Interest and Debt Expense	—	—	—	—	106.4	106.4
Deferral of Acquisition Costs	(181.3)	(16.3)	(180.4)	—	—	(378.0)
Amortization of Deferred Acquisition Costs	139.6	6.1	123.9	—	—	269.6
Other Segment Items[1,2]	855.3	118.4	195.4	152.9	20.6	1,342.6
Benefits and Expenses	3,478.0	598.6	788.9	1,083.8	129.3	6,078.6

Segment Adjusted Operating Income (Loss)	$667.5	$55.2	$259.2	$(220.7)	$(88.1)	$673.1
[1]Excludes the impact of the strategic actions in the Corporate segment.
[2]For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the six months ended June 30, 2026 was $42.7 million, $12.0 million, $8.8 million, $3.2 million, and $18.9 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 10 - Segment Information - Continued

	Six Months Ended June 30, 2025
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$3,579.5	$517.8	$919.4	$434.2	$—	$5,450.9
Net Investment Income	304.0	74.7	84.8	554.2	56.2	1,073.9
Other Income	129.9	0.4	0.7	22.0	(0.3)	152.7
Segment Adjusted Operating Revenue	4,013.4	592.9	1,004.9	1,010.4	55.9	6,677.5

Policy Benefits	2,249.5	362.2	452.6	840.9	—	3,905.2
Policy Benefits - Remeasurement Loss (Gain)	(94.1)	(1.7)	(11.3)	49.0	—	(58.1)
Commissions	409.4	47.5	195.9	33.9	—	686.7
Interest and Debt Expense	—	—	—	—	104.0	104.0
Deferral of Acquisition Costs	(170.4)	(10.9)	(166.2)	—	—	(347.5)
Amortization of Deferred Acquisition Costs	136.8	5.1	115.7	—	—	257.6
Other Segment Items[1]	834.9	110.4	185.1	89.4	24.7	1,244.5
Benefits and Expenses	3,366.1	512.6	771.8	1,013.2	128.7	5,792.4

Segment Adjusted Operating Income (Loss)	$647.3	$80.3	$233.1	$(2.8)	$(72.8)	$885.1
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

	June 30	December 31
	2026	2025
	(in millions of dollars)
Assets
Unum US	$14,495.2	$14,635.3
Unum International	3,727.6	3,648.0
Colonial Life	5,375.6	5,289.9
Closed Block	32,561.2	33,887.8
Corporate	7,325.6	6,058.4
Total Assets	$63,485.2	$63,519.4

We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At June 30, 2026 and December 31, 2025 goodwill was $353.0 million and $353.9 million, respectively, with $281.2 million attributable to Unum US in both periods, $44.1 million and $45.0 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in both periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 10 - Segment Information - Continued
We measure and analyze our segment performance on the basis of "segment adjusted operating revenue" and "segment adjusted operating income" or "segment adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses, reserve assumption updates, and certain other items. The excluded items impacting the periods presented herein are specified in the reconciliations below. We believe segment adjusted operating revenue and segment adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

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

Strategic Actions

In connection with our transition to an updated operating model, during the second quarter of 2026, we recognized expenses of $30.7 million. This included $18.0 million in real estate-related costs, including $16.3 million of depreciation expense associated with investment real estate which is reflected within net investment income in the consolidated statements of income. In addition, we incurred employee-related costs of $12.7 million, with $11.2 million reflected within compensation expense in the consolidated statements of income and we expect payments to occur through 2027. These costs were included within our Corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 10 - Segment Information - Continued
A reconciliation of total revenue to "segment adjusted operating revenue" and income before income tax to "segment adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions of dollars)
Total Revenue	$3,370.0	$3,361.4	$6,725.2	$6,453.0
Excluding:
Net Investment Loss	(5.2)	(17.7)	(10.2)	(224.5)
Strategic Actions	(16.3)	—	(16.3)	—
Segment Adjusted Operating Revenue	$3,391.5	$3,379.1	$6,751.7	$6,677.5

Income Before Income Tax	$329.5	$417.0	$632.2	$660.6
Excluding:
Net Investment Loss
Net Investment Loss Related to the Fortitude Re Reinsurance Transaction	—	(8.5)	—	(184.4)
Net Investment Loss, Other	(5.2)	(9.2)	(10.2)	(40.1)
Total Net Investment Loss	(5.2)	(17.7)	(10.2)	(224.5)
Strategic Actions	(30.7)	—	(30.7)	—
Segment Adjusted Operating Income	$365.4	$434.7	$673.1	$885.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
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
The following table provides the components of the net periodic benefit cost for the defined benefit pension and OPEB plans.

	Three Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2026	2025	2026	2025	2026	2025
	(in millions of dollars)
Service Cost	$2.0	$2.3	$—	$—	$—	$—
Interest Cost	16.4	21.4	2.2	2.2	0.9	1.0
Expected Return on Plan Assets	(16.7)	(21.8)	(2.5)	(2.2)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss (Gain)	2.1	3.7	0.7	0.7	(0.3)	(0.3)
Total Net Periodic Benefit Cost	$3.8	$5.6	$0.4	$0.7	$0.5	$0.6

	Six Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2026	2025	2026	2025	2026	2025
	(in millions of dollars)
Service Cost	$3.8	$4.7	$—	$—	$—	$—
Interest Cost	32.8	42.8	4.4	4.3	1.8	2.0
Expected Return on Plan Assets	(33.4)	(43.6)	(5.0)	(4.4)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss (Gain)	4.3	7.4	1.4	1.4	(0.5)	(0.6)
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost	$7.5	$11.3	$0.8	$1.3	$1.0	$1.1

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 12 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions of dollars, except share data)
Numerator
Net Income	$256.9	$335.6	$488.9	$524.7

Denominator (000s)
Weighted Average Common Shares - Basic	159,660.2	174,110.9	161,848.1	176,142.6
Dilution for Assumed Exercises of Nonvested Stock Awards	363.9	321.0	344.8	456.0
Weighted Average Common Shares - Assuming Dilution	160,024.1	174,431.9	162,192.9	176,598.6

Net Income Per Common Share
Basic	$1.61	$1.93	$3.02	$2.98
Assuming Dilution	$1.61	$1.92	$3.01	$2.97

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested restricted stock units and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested restricted stock units and nonvested performance share units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested restricted stock units and nonvested performance share units. The outstanding nonvested restricted stock units and nonvested performance share units have grant prices ranging from $44.75 to $84.52. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive were a de minimis amount and 0.2 million for the three and six months ended June 30, 2026, respectively. There were 0.3 million potential common shares that were antidilutive for the three and six months ended June 30, 2025.

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
June 30, 2026
Note 12 - Stockholders' Equity and Earnings Per Common Share - Continued
Our board of directors has authorized the following repurchase programs:

	December 2025 Authorization	February 2025 Authorization[1]	July 2024 Authorization[2]
	(in millions)
Effective Date	January 1, 2026	April 1, 2025	August 1, 2024
Expiration Date	None	December 31, 2025	March 31, 2025
Authorized Repurchase Amount	$1,000.0	$1,000.0	$1,000.0
Cost of Shares Repurchased Under Repurchase Program	598.5	800.0	706.8
Unused and Expired	—	200.0	293.2
Remaining Repurchase Amount at June 30, 2026	$401.5	$—	$—

1Concurrent with the announcement of the December 2025 repurchase program, we also announced the termination of the February 2025 program as of December 31, 2025, and all unused amounts under that program expired as of that date.
2Concurrent with the announcement of the February 2025 repurchase program, we also announced the termination of the July 2024 program as of March 31, 2025, and all unused amounts under that program expired as of that date.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions)
Shares Repurchased[1]	2.5	3.8	7.9	7.1
Cost of Shares Repurchased[2]	$202.1	$303.3	$604.5	$505.9

1For the six months ended June 30, 2025, includes 0.7 million shares related to the settlement of the November 2024 accelerated share repurchase agreement (ASR) which occurred in February 2025.
2Includes $0.2 million and $0.3 million of commissions for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.9 million of commissions for the three and six months ended June 30, 2025. Also includes $2.0 million and $5.7 million of excise tax for the three and six months ended June 30, 2026, respectively, and $2.9 million and $5.0 million of excise tax for the three and six months ended June 30, 2025, respectively.

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
June 30, 2026
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
June 30, 2026
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

In April 2025, we and certain of our traditional U.S. life insurance subsidiaries, Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident) and Colonial Life & Accident Insurance Company, amended and restated the terms of our existing credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The revolving credit facility, which was previously set to expire in 2027, was extended through April 2030. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Other of our domestic wholly-owned subsidiaries are permitted to join the credit facility as borrowers, subject to certain conditions. Any obligation of a subsidiary under the credit facility is subject to an unconditional guarantee by Unum Group. At June 30, 2026, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $1.3 million had been issued.

Borrowings under the credit facilities are subject to financial covenants, negative covenants, and events of default that are customary. The credit facilities include financial covenants based on our leverage ratio and consolidated net worth as well as covenants that limit subsidiary indebtedness.

Junior Subordinated Debt Securities

During the first quarter of 2026, we purchased and retired $7.7 million aggregate principal amount of our 6.250% junior subordinated debt securities issued in 2018 and due 2058.

Allowance for Expected Credit Losses on Premiums Receivable

At June 30, 2026, March 31, 2026, and December 31, 2025, the allowance for expected credit losses on premiums receivable was $26.9 million, $26.9 million, and $26.1 million, respectively, on gross premiums receivable of $746.7 million, $727.4 million, and $579.5 million, respectively. The allowance for expected credit losses was generally consistent at June 30, 2026 compared to March 31, 2026. The increase in the allowance of $0.8 million during the six months ended June 30, 2026 was driven by an increase in gross premiums receivable.

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

Anticipated 2026 Closed Block Long-Term Care Reinsurance Transaction

In July 2026, Unum America entered into a master transaction agreement with Fortitude Reinsurance Company Ltd. (Fortitude Re) which, subject to receipt of regulatory approvals and the satisfaction or waiver of other customary closing conditions, is expected to result in the execution of a coinsurance agreement during 2026.

This anticipated reinsurance agreement reinsures a portion of our Closed Block individual long-term care policies on a coinsurance basis to Fortitude Re effective April 2026. The reinsurance agreement represents approximately 28 percent of total Closed Block long-term care future policy benefits. As part of the anticipated reinsurance transaction with Fortitude Re, we plan to transfer, upon closing the transaction, fixed maturity securities and cash with a fair value of $5,659.0 million, which is subject to adjustment prior to closing for changes in interest rates and certain interim cash flows related to the reinsured business. Fortitude Re intends to retrocede biometric risk on the reinsured block to a highly rated global reinsurer (the Retrocessionaire).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2026
Note 14 - Debt and Other - Continued
Additionally, at the closing of the transaction, Provident will enter into an agreement with the Retrocessionaire whereby Provident will provide an experience volatility cover for the difference between actual and expected claim experience, subject to a maximum payment of $125.0 million (in net present value terms). Payment obligations will be settled every five years and will be secured by a trust account to be funded at all times with the remaining possible payment by Provident. Provident will provide the experience volatility cover in exchange for a payment from the Retrocessionaire of $5.0 million upon closing the anticipated reinsurance transaction. The experience volatility cover will be accounted for under the deposit method.

During July 2026, we also entered into $1,082.0 million notional amount of Treasury forwards and $549.8 million notional amount of total return swaps to hedge interest rate and duration risk associated with assets that will be transferred upon closing of the anticipated 2026 Closed Block long-term care reinsurance transaction.

Immediately prior to entering into the anticipated reinsurance agreement with Fortitude Re, Unum America will recapture the Closed Block individual long-term care business from Fairwind Insurance Company (Fairwind), an affiliated captive reinsurer.

2025 Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction

In February 2025, Unum America entered into a master transaction agreement with Fortitude Re which resulted in the execution of a coinsurance agreement during July 2025. This reinsurance agreement reinsures a portion of our Closed Block long-term care business and a portion of our Unum US individual disability business on a coinsurance basis to Fortitude Re effective January 2025.

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

In July 2025, immediately prior to entering into the reinsurance agreement with Fortitude Re, Unum America recaptured the aforementioned Closed Block long-term care business from Fairwind and assumed the aforementioned Unum US individual disability business from Provident.

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

Operating Performance and Capital Management

For the second quarter of 2026, we reported net income of $256.9 million, or $1.61 per diluted common share, compared to net income of $335.6 million, or $1.92 per diluted common share, in the second quarter of 2025. For the first six months of 2026, we reported net income of $488.9 million, or $3.01 per diluted common share, compared to net income of $524.7 million, or $2.97 per diluted common share in the same period of 2025.

Included in our results for the second quarter of 2026 are:

•A net investment loss of $5.2 million before tax;
•Closed Block segment before-tax adjusted operating loss of $75.4 million; and,
•A strategic actions impact of $30.7 million before tax.

The tax benefit on the items above was $22.2 million.

Included in our results for the first six months of 2026 are:

•A net investment loss of $10.2 million before tax;
•Closed Block segment before-tax adjusted operating loss of $220.7 million; and,
•A strategic actions impact of $30.7 million before tax.

The tax benefit on the items above was $52.0 million.

Included in our results for the second quarter of 2025 are the following reconciling items:

•A net investment loss of $17.7 million before tax; and,
•Closed Block segment before-tax adjusted operating loss of $10.8 million.

The tax benefit on the items above was $3.9 million.

Included in our results for the first six months of 2025 are:

•A net investment loss of $224.5 million before tax; and,
•Closed Block segment before-tax adjusted operating loss of $2.8 million.

The tax benefit on the items above was $43.0 million.

Excluding these items, after-tax adjusted operating income for the second quarter of 2026 was $346.0 million, or $2.16 per diluted common share compared to $360.2 million, or $2.06 per diluted common share, for the same period of 2025. After-tax adjusted operating income was $698.5 million, or $4.31 per diluted common share, in the first six months of 2026, compared to $709.0 million, or $4.01 per diluted common share, in the first six months of 2025. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for further discussion and a reconciliation of these items.

Unum US reported segment adjusted operating income of $329.6 million and $667.5 million in the second quarter and first six months of 2026, respectively, compared to $318.2 million and $647.3 million in the same periods of 2025, due primarily to higher premium income. Also impacting the comparison of the first six months of 2026, compared to the same period of 2025, was higher net investment income. The benefit ratio for our Unum US segment was 61.1 percent and 60.3 percent in the second quarter and first six months of 2026, respectively, compared to 60.7 percent and 60.2 percent in the same periods of 2025. Unum US sales increased 7.4 percent and 14.3 percent in the second quarter and first six months of 2026, respectively, compared to the same periods of 2025.

Unum International reported segment adjusted operating income of $24.3 million and $55.2 million in the second quarter and first six months of 2026, respectively, compared to $41.6 million and $80.3 million in the same periods of 2025. Our Unum UK line of business reported segment adjusted operating income of £15.3 million and £35.7 million in the second quarter and first six months of 2026, respectively, compared to £29.4 million and £58.9 million in the same periods of 2025, primarily due to benefits experience. The benefit ratio for our Unum UK line of business was 82.2 percent and 77.6 percent in the second quarter and first six months of 2026, respectively, compared to 75.0 percent and 71.1 percent in the same periods of 2025. Unum International sales, as measured in U.S. dollars, decreased 19.4 percent and 7.3 percent in the second quarter and first six months of 2026, respectively, compared to the same periods of 2025. Unum UK sales, as measured in local currency, decreased 14.9 percent and 4.2 percent in the second quarter and first six months of 2026, respectively, compared to the same periods of 2025.

Colonial Life reported segment adjusted operating income of $131.4 million and $259.2 million in the second quarter and first six months of 2026, respectively, compared to $117.4 million and $233.1 million in the same periods of 2025, primarily due to benefits experience, higher net investment income and higher premium income. The benefit ratio for Colonial Life was 46.7 percent and 46.3 percent in the second quarter and first six months of 2026, respectively, compared to 48.3 percent and 48.0 percent in the same periods of 2025. Colonial Life sales increased 6.0 percent and 3.7 percent in the second quarter and first six months of 2026, respectively, compared to the same periods of 2025.

Closed Block reported segment adjusted operating loss of $75.4 million and $220.7 million in the second quarter and first six months of 2026, respectively, compared to $10.8 million and $2.8 million in the same periods of 2025. The net premium ratio for long-term care increased to 97.8 percent at June 30, 2026 from 94.9 percent at June 30, 2025.

A rising interest rate environment could positively impact our yields on new investments, but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact our yields on new investments, but could also reduce unrealized losses in our current holdings. As of June 30, 2026, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell nor any securities for which it is more likely than not that we will be required to sell before recovery in amortized cost for which an impairment loss was not recorded. The net unrealized loss on our fixed maturity securities was $2.1 billion at June 30, 2026, compared to $1.7 billion at December 31, 2025, with the increase due primarily to an increase in U.S. Treasury rates. The earned book yield on our investment portfolio was 4.23 percent for the first six months of 2026 compared to a yield of 4.35 percent for the full year ended December 31, 2025.

Additionally, a rising interest rate environment could result in reserve decreases while a declining interest rate environment could result in reserve increases, specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The change in discount rate assumptions on the liability for future policy benefits, net of reinsurance, due primarily to the increase in U.S. Treasury rates during the first six months of 2026, resulted in a decrease to the liability for future policy benefits, net of reinsurance, of approximately $0.3 billion.

We believe our capital and financial positions are strong. At June 30, 2026, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 480 percent, which is above our long-term expectation. We repurchased 7.9 million shares and 7.1 million shares of Unum Group common stock under our share repurchase program, during the first six months of 2026 and 2025, respectively, at a cost of $604.5 million and $505.9 million, respectively, including commissions and excise tax. Our weighted average common shares outstanding, assuming dilution, equaled 160.0 million and 174.4 million for the second quarters of 2026 and 2025, respectively, and 162.2 million and 176.6 million for the first six months of 2026 and 2025, respectively. As of June 30, 2026, Unum Group and our intermediate holding companies had available holding company liquidity of $1,536.5 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Anticipated 2026 Closed Block Long-Term Care Reinsurance Transaction

In July 2026, Unum America entered into a master transaction agreement with Fortitude Reinsurance Company Ltd. (Fortitude Re) which, subject to receipt of regulatory approvals and the satisfaction or waiver of other customary closing conditions, is expected to result in the execution of a coinsurance agreement during 2026.

This anticipated reinsurance agreement reinsures a portion of our Closed Block individual long-term care policies on a coinsurance basis to Fortitude Re effective April 2026. The reinsurance agreement represents approximately 28 percent of total Closed Block long-term care future policy benefits. As part of the anticipated reinsurance transaction with Fortitude Re, we plan to transfer, upon closing the transaction, fixed maturity securities and cash with a fair value of $5,659.0 million, which is subject to adjustment prior to closing for changes in interest rates and certain interim cash flows related to the reinsured business. Fortitude Re intends to retrocede biometric risk on the reinsured block to a highly rated global reinsurer (the Retrocessionaire).

Additionally, at the closing of the transaction, Provident will enter into an agreement with the Retrocessionaire whereby Provident will provide an experience volatility cover for the difference between actual and expected claim experience, subject to a maximum payment of $125.0 million (in net present value terms). Payment obligations will be settled every five years and will be secured by a trust account to be funded at all times with the remaining possible payment by Provident. Provident will provide the experience volatility cover in exchange for a payment from the Retrocessionaire of $5.0 million upon closing the anticipated reinsurance transaction. The experience volatility cover will be accounted for under the deposit method.

During July 2026, we also entered into $1,082.0 million notional amount of Treasury forwards and $549.8 million notional amount of total return swaps to hedge interest rate and duration risk associated with assets that will be transferred upon closing of the anticipated 2026 Closed Block long-term care reinsurance transaction.

Immediately prior to entering into the anticipated reinsurance agreement with Fortitude Re, Unum America will recapture the Closed Block individual long-term care business from Fairwind Insurance Company (Fairwind), an affiliated captive reinsurer.

See Note 14 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" contained herein in this Item 2 for further information.

2025 Closed Block Long-Term Care and Unum US Individual Disability Reinsurance Transaction

In February 2025, Unum America entered into a master transaction agreement with Fortitude Re which resulted in the execution of a coinsurance agreement during July 2025. This reinsurance agreement reinsures a portion of our Closed Block long-term care business and a portion of our Unum US individual disability business on a coinsurance basis to Fortitude Re effective January 2025.

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

In July 2025, immediately prior to entering into the reinsurance agreement with Fortitude Re, Unum America recaptured the aforementioned Closed Block long-term care business from Fairwind, and assumed the aforementioned Unum US individual disability business from Provident.

See Notes 4 and 14 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Strategic Actions

In connection with our transition to an updated operating model, during the second quarter of 2026, we recognized expenses of $30.7 million. This included $18.0 million in real estate-related costs, including $16.3 million of depreciation expense associated with investment real estate which is reflected within net investment income in the consolidated statements of income. In addition, we incurred employee-related costs of $12.7 million, with $11.2 million reflected within compensation expense in the consolidated statements of income and we expect payments to occur through 2027. These costs were included within our Corporate segment.

Global Minimum Tax

The Organization for Economic Co-operation and Development has established model rules to ensure a minimum level of tax of 15 percent (Pillar Two) for multinational companies. Several jurisdictions, including the United Kingdom, Ireland, and Poland have adopted Pillar Two beginning on or after December 31, 2023. We have not recorded material Pillar Two taxes as of June 30, 2026. We will continue to monitor legislative developments.

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

As previously discussed, we anticipate entering into a reinsurance agreement with Fortitude Re to cede an additional portion of our long-term care business during 2026.

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

See "Investments" contained herein in Item 2 and Notes 4 and 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the items specified in the reconciliation below.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions of dollars, except per share data)
Net Income	$256.9	$335.6	$488.9	$524.7
Excluding Before-Tax Reconciling Items:
Net Investment Loss
Net Investment Loss Related to the Fortitude Re Reinsurance Transaction	—	(8.5)	—	(184.4)
Net Investment Loss, Other	(5.2)	(9.2)	(10.2)	(40.1)
Total Net Investment Loss	(5.2)	(17.7)	(10.2)	(224.5)
Closed Block Segment Before-Tax Adjusted Operating Loss	(75.4)	(10.8)	(220.7)	(2.8)
Strategic Actions	(30.7)	—	(30.7)	—
Total Before-Tax Reconciling Items	(111.3)	(28.5)	(261.6)	(227.3)
Income Tax Benefit on Reconciling Items[1]	(22.2)	(3.9)	(52.0)	(43.0)
After-Tax Adjusted Operating Income	$346.0	$360.2	$698.5	$709.0

After-Tax Adjusted Operating Income per share	$2.16	$2.06	$4.31	$4.01
[1] The income tax benefit on reconciling items represents the aggregate tax impact of the reconciling items presented above. The tax effects are calculated discretely using applicable statutory tax rates for the jurisdictions in which the underlying adjustments occur. The effective tax rate on reconciling items may differ from the Company’s consolidated effective tax rate.

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

A reconciliation of total revenue to "segment adjusted operating revenue" and income before income tax to "segment adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(in millions of dollars)
Total Revenue	$3,370.0	$3,361.4	$6,725.2	$6,453.0
Excluding:
Net Investment Loss	(5.2)	(17.7)	(10.2)	(224.5)
Strategic Actions	(16.3)	—	(16.3)	—
Segment Adjusted Operating Revenue	$3,391.5	$3,379.1	$6,751.7	$6,677.5

Income Before Income Tax	$329.5	$417.0	$632.2	$660.6
Excluding:
Net Investment Loss
Net Investment Loss Related to the Fortitude Re Reinsurance Transaction	—	(8.5)	—	(184.4)
Net Investment Loss, Other	(5.2)	(9.2)	(10.2)	(40.1)
Total Net Investment Loss	(5.2)	(17.7)	(10.2)	(224.5)
Strategic Actions	(30.7)	—	(30.7)	—
Segment Adjusted Operating Income	$365.4	$434.7	$673.1	$885.1
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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to the liability for future policy benefits, fair value of investments, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2026.

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

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Revenue
Premium Income	$2,817.8	2.5%	$2,748.0	$5,611.8	3.0%	$5,450.9
Net Investment Income	478.4	(14.7)	560.7	961.8	(10.4)	1,073.9
Net Investment Loss	(5.2)	(70.6)	(17.7)	(10.2)	(95.5)	(224.5)
Other Income	79.0	12.2	70.4	161.8	6.0	152.7
Total Revenue	3,370.0	0.3	3,361.4	6,725.2	4.2	6,453.0

Benefits and Expenses
Policy Benefits	1,991.2	2.4	1,944.9	3,947.0	1.1	3,905.2
Policy Benefits - Remeasurement Loss (Gain)	10.0	(67.9)	31.2	58.2	N.M.	(58.1)
Commissions	364.3	6.1	343.5	732.8	6.7	686.7
Interest and Debt Expense	53.3	2.5	52.0	106.4	2.3	104.0
Deferral of Acquisition Costs	(187.4)	7.1	(174.9)	(378.0)	8.8	(347.5)
Amortization of Deferred Acquisition Costs	135.4	2.4	132.2	269.6	4.7	257.6
Compensation Expense	307.0	5.1	292.0	632.5	5.0	602.4
Other Expenses	366.7	13.4	323.5	724.5	12.8	642.1
Total Benefits and Expenses	3,040.5	3.3	2,944.4	6,093.0	5.2	5,792.4

Income Before Income Tax	329.5	(21.0)	417.0	632.2	(4.3)	660.6
Income Tax Expense	72.6	(10.8)	81.4	143.3	5.4	135.9

Net Income	$256.9	(23.5)	$335.6	$488.9	(6.8)	$524.7

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.340 and 1.333 for the three months ended June 30, 2026 and 2025, and 1.342 and 1.299 for the six months ended June 30, 2026 and 2025, respectively. If the 2025 results for our U.K. operations had been translated at the weighted average exchange rates of 2026, our adjusted operating revenue would have been higher by approximately $1 million and $16 million, respectively, in the second quarter and first six months of 2025. Our adjusted operating income for the second quarter of 2025 would have been generally consistent and our adjusted operating income would have been higher by approximately $3 million for the first six months of 2025. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income increased in each of our principal operating segments in the second quarter and first six months of 2026 compared to the same periods of 2025, primarily due to sales, partially offset by the impact of ceding a portion of the Unum US individual disability product line as a part of the 2025 Fortitude Re reinsurance transaction as well as the expected run off in medical stop-loss premium. Premium income continues to decline in our Closed Block segment, as expected, and this was accelerated by the impact of ceding a portion of the Closed Block long-term care product line as a part of the 2025 Fortitude Re reinsurance transaction.

Net investment income was lower in the second quarter and first six months of 2026 compared to the same periods of 2025 due primarily to a decrease in the level of invested assets supporting the Closed Block long-term care product line as a result of the 2025 Fortitude Re reinsurance transaction, depreciation expense associated with real estate previously held for sale reclassified to real estate held for the production of income, and lower income from inflation index-linked bonds held by Unum UK.

Our investment gains and losses on fixed maturity securities include net losses on sales of $7.5 million and $13.5 million in the second quarter of 2026 and 2025, respectively, and $8.0 million and $58.2 million in the first six months of 2026 and 2025, respectively. The net losses for the first six months of 2025 were primarily related to a realized loss of $23.5 million on sales of fixed maturity securities relating to the 2025 Fortitude Re reinsurance transaction as well as a $19.1 million realized loss on sales of fixed maturity securities relating to funding of a dividend from one of our subsidiaries. Credit and impairment losses on fixed maturity securities were $3.0 million and $5.2 million during the second quarter and first six months of 2026. Credit and impairment losses on fixed maturity securities were $19.1 million and $172.5 million during the second quarter and first six months of 2025, respectively. Credit and impairment losses on fixed maturity securities for the first six months of 2025 is primarily comprised of the $160.9 million impairment loss based on the intent to transfer fixed-maturity securities relating to the 2025 Fortitude Re reinsurance transaction. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" contained herein in this Item 2 for further information.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only business and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment. Also included within other income in the Unum US individual disability product line, in the second quarter and first six months of 2026, is the amortization of the deferred gain on reinsurance as a part of the 2025 Fortitude Re reinsurance transaction and, in the first six months of 2025, is a gain on the recapture of a previously ceded block of business.

Overall benefits experience was favorable in the second quarter of 2026 relative to the same period of 2025. The consolidated benefit ratio, which includes the remeasurement gain or loss, was 71.0 percent and 71.9 percent in the second quarter of 2026 and 2025, respectively. Overall benefits experience was unfavorable in the first six months of 2026 relative to the same period of 2025. The consolidated benefit ratio, which includes the remeasurement gain or loss, was 71.4 percent and 70.6 percent in the first six months of 2026 and 2025, respectively. The underlying benefits experience for each of our operating segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were higher during the second quarter and first six months of 2026 compared to the same periods of 2025 due to sales in our principal operating segments. The amortization of deferred acquisition costs was higher in the second quarter and first six months of 2026 compared to the same periods of 2025 due to growth in the level of the deferred asset in our Colonial Life segment, partially offset by a decrease in the level of the deferred asset in our Unum US individual disability product line as a result of the 2025 Fortitude Re reinsurance transaction.

Other expenses and compensation expense, on a combined basis, increased in the second quarter and first six months of 2026 compared to the same periods of 2025 due to an increase in the amortization of the cost of reinsurance as a result of the 2025 Fortitude Re reinsurance transaction, as well as employee-related costs.

Our effective income tax rates for the second quarter and first six months of 2026 were 22.0 percent and 22.7 percent of income before income tax, respectively, compared to 19.5 percent and 20.6 percent for the same prior year periods. Our effective income tax rate differed from the U.S. statutory rate of 21 percent for the second quarter and first six months of 2026 primarily due to interest on uncertain tax positions and Net Controlled Foreign Corporation Tested Income. Our effective tax rate differed from the U.S. statutory rate of 21 percent for the second quarter of 2025 primarily due to tax exempt income. Our effective income tax rate was generally consistent with the U.S. statutory rate of 21 percent in effect for the first six months of 2025.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Unum US	$281.8	7.4%	$262.4	$616.9	14.3%	$539.9

Unum International	$52.4	(19.4)%	$65.0	$94.5	(7.3)%	$101.9

Colonial Life	$134.1	6.0%	$126.5	$240.4	3.7%	$231.8

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

Segment Results

Our reportable segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate.

In describing our results, we may at times note certain items and exclude the impact on financial ratios and metrics to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur. We also measure and analyze our segment performance on the basis of "segment adjusted operating revenue" and "segment adjusted operating income" or "segment adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of investment gains and losses and certain other items. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income. See "Reconciliation of Non-GAAP Financial Measures" contained herein in this Item 2.

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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income	$1,858.2	3.3%	$1,798.6	$3,698.7	3.3%	$3,579.5
Net Investment Income	155.8	0.5	155.1	314.1	3.3	304.0
Other Income	65.9	13.6	58.0	132.7	2.2	129.9
Total	2,079.9	3.4	2,011.7	4,145.5	3.3	4,013.4

Benefits and Expenses
Policy Benefits	1,165.1	4.9	1,110.9	2,292.2	1.9	2,249.5
Policy Benefits - Remeasurement Gain	(29.1)	55.6	(18.7)	(60.9)	(35.3)	(94.1)
Commissions	213.7	4.9	203.8	433.1	5.8	409.4
Deferral of Acquisition Costs	(89.7)	4.7	(85.7)	(181.3)	6.4	(170.4)
Amortization of Deferred Acquisition Costs	70.9	(1.0)	71.6	139.6	2.0	136.8
Other Expenses	419.4	1.9	411.6	855.3	2.4	834.9
Total	1,750.3	3.4	1,693.5	3,478.0	3.3	3,366.1

Segment Adjusted Operating Income	$329.6	3.6	$318.2	$667.5	3.1	$647.3

Operating Ratios (% of Premium Income):
Benefit Ratio	61.1%		60.7%	60.3%		60.2%
Other Expense Ratio[1]	21.9%		22.2%	22.4%		22.6%

[1]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$495.3	(2.5)%	$507.8	$994.1	(1.8)%	$1,012.3
Group Short-term Disability	332.2	14.8	289.3	642.9	13.3	567.6
Total Premium Income	827.5	3.8	797.1	1,637.0	3.6	1,579.9
Net Investment Income	74.5	—	74.5	150.5	1.3	148.5
Other Income	60.1	6.2	56.6	121.0	7.5	112.6
Total	962.1	3.7	928.2	1,908.5	3.7	1,841.0

Benefits and Expenses
Policy Benefits	558.0	8.4	514.6	1,089.6	4.4	1,043.5
Policy Benefits - Remeasurement Gain	(13.5)	(27.0)	(18.5)	(29.4)	(53.8)	(63.7)
Commissions	68.8	7.7	63.9	138.6	7.5	128.9
Deferral of Acquisition Costs	(17.7)	9.3	(16.2)	(34.0)	5.3	(32.3)
Amortization of Deferred Acquisition Costs	14.4	(8.3)	15.7	28.3	8.4	26.1
Other Expenses	249.0	2.1	243.9	505.7	2.3	494.5
Total	859.0	6.9	803.4	1,698.8	6.4	1,597.0

Segment Adjusted Operating Income	$103.1	(17.4)	$124.8	$209.7	(14.1)	$244.0

Operating Ratios (% of Premium Income):
Benefit Ratio	65.8%		62.2%	64.8%		62.0%
Other Expense Ratio[1]	28.1%		28.6%	28.8%		29.2%

Persistency:
Group Long-term Disability				91.1%		90.6%
Group Short-term Disability				91.1%		88.2%

[1]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

Premium income increased in the second quarter and first six months of 2026 compared to the same periods of 2025 due to sales and higher persistency, partially offset by the expected run off in medical stop-loss premium. Net investment income was generally consistent in the second quarter and the first six months of 2026 relative to the same periods of 2025.

Other income was higher in the second quarter and first six months of 2026 compared to the same periods of 2025 due to growth in our fee-based service products.

The benefit ratio was higher in the second quarter and first six months of 2026 compared to the same periods of 2025 due to higher incidence in the short-term disability product line, primarily related to our paid family and medical leave products. Also contributing to the higher benefit ratio in both the second quarter and first six months of 2026 compared to the same periods of 2025 were prior period pricing actions.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2026 compared to the same periods of 2025 due primarily to sales. The amortization of deferred acquisition costs changed in the second quarter and first six months of 2026 compared to the same periods of 2025 driven by composition of lapses across cohorts. The other expense ratio was lower in the second quarter and first six months of 2026 compared to the same periods of 2025 due primarily to our focus on expense management and operating efficiencies.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Group Life	$499.7	6.3%	$470.0	$995.1	6.3%	$936.2
Accidental Death & Dismemberment	53.8	9.3	49.2	106.8	9.7	97.4
Total Premium Income	553.5	6.6	519.2	1,101.9	6.6	1,033.6
Net Investment Income	23.3	10.4	21.1	46.8	19.1	39.3
Other Income	0.3	(25.0)	0.4	1.0	100.0	0.5
Total	577.1	6.7	540.7	1,149.7	7.1	1,073.4

Benefits and Expenses
Policy Benefits	370.8	2.6	361.5	731.4	(1.0)	739.1
Policy Benefits - Remeasurement Loss (Gain)	(5.4)	N.M.	0.6	(27.3)	34.5	(20.3)
Commissions	51.0	7.4	47.5	102.1	8.0	94.5
Deferral of Acquisition Costs	(13.4)	10.7	(12.1)	(25.7)	8.4	(23.7)
Amortization of Deferred Acquisition Costs	11.3	17.7	9.6	20.0	27.4	15.7
Other Expenses	69.6	9.8	63.4	140.9	9.5	128.7
Total	483.9	2.8	470.5	941.4	0.8	934.0

Segment Adjusted Operating Income	$93.2	32.8	$70.2	$208.3	49.4	$139.4

Operating Ratios (% of Premium Income):
Benefit Ratio	66.0%		69.7%	63.9%		69.5%
Other Expense Ratio	12.6%		12.2%	12.8%		12.5%

Persistency:
Group Life				92.2%		89.7%
Accidental Death & Dismemberment				92.0%		88.3%

N.M. = not a meaningful percentage

Premium income increased in the second quarter and first six months of 2026 compared to the same periods of 2025 due to sales and higher persistency. Net investment income was higher in the second quarter and first six months of 2026 compared to the same periods of 2025 due to an increase in the allocation of net investment income on corporate owned excess assets. Also impacting the increase in net investment income in first six months of 2026 compared to the same period of 2025 is an increase in the yield on invested assets.

The benefit ratio was lower in the second quarter and first six months of 2026 compared to the same periods of 2025 due to lower claim incidence in the group life and accidental death and dismemberment product lines. Partially offsetting the comparison in the second quarter of 2026 compared to 2025 is higher average claim size in the accidental death and dismemberment product line.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2026 compared to the same periods of 2025 due to sales. The amortization of deferred acquisition costs was higher in the second quarter and first six months of 2026 compared to the same periods of 2025 due to growth in the level of the deferred asset as well as the composition of lapses across cohorts. The other expense ratio was higher in the second quarter and first six months of 2026 compared to the same periods of 2025 due primarily to an increase in operational investments in our business.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$251.7	7.3%	$234.5	$505.5	7.9%	$468.6
Individual Disability	142.8	(14.3)	166.7	289.3	(13.7)	335.4
Dental and Vision	82.7	2.0	81.1	165.0	1.9	162.0
Total Premium Income	477.2	(1.1)	482.3	959.8	(0.6)	966.0
Net Investment Income	58.0	(2.5)	59.5	116.8	0.5	116.2
Other Income	5.5	N.M.	1.0	10.7	(36.3)	16.8
Total	540.7	(0.4)	542.8	1,087.3	(1.1)	1,099.0

Benefits and Expenses
Policy Benefits	236.3	0.6	234.8	471.2	0.9	466.9
Policy Benefits - Remeasurement Gain	(10.2)	N.M.	(0.8)	(4.2)	(58.4)	(10.1)
Commissions	93.9	1.6	92.4	192.4	3.4	186.0
Deferral of Acquisition Costs	(58.6)	2.1	(57.4)	(121.6)	6.3	(114.4)
Amortization of Deferred Acquisition Costs	45.2	(2.4)	46.3	91.3	(3.9)	95.0
Other Expenses	100.8	(3.4)	104.3	208.7	(1.4)	211.7
Total	407.4	(2.9)	419.6	837.8	0.3	835.1

Segment Adjusted Operating Income	$133.3	8.2	$123.2	$249.5	(5.5)	$263.9

Operating Ratios (% of Premium Income):
Benefit Ratio	47.4%		48.5%	48.7%		47.3%
Other Expense Ratio	21.1%		21.6%	21.7%		21.9%

Persistency:
Voluntary Benefits				76.0%		76.4%
Individual Disability				87.8%		88.0%
Dental and Vision				78.9%		82.4%

N.M. = not a meaningful percentage

Premium income was lower in the second quarter and first six months of 2026 compared to the same periods of 2025 due to the impact of ceding a portion of the individual disability product line as a part of the 2025 Fortitude Re reinsurance transaction and lower persistency across all product lines, partially offset by sales in all product lines. Net investment income was generally consistent in the second quarter and first six months of 2026 compared to the same periods of 2025.

Other income was higher in the second quarter of 2026 compared to the same period of 2025 due to the amortization of the deferred gain on reinsurance related to the 2025 Fortitude Re reinsurance transaction. Other income was lower in the first six months of 2026 compared to the same period of 2025 due to a gain on recapture of a previously ceded block of business in the individual disability product line in the first quarter of 2025, partially offset by the amortization of the deferred gain on reinsurance related to the 2025 Fortitude Re reinsurance transaction in the first six months of 2026.

The benefit ratio was lower in the second quarter of 2026 compared to the same period of 2025 due primarily to lower incidence in the individual disability product line, partially offset by higher incidence in the voluntary benefits product line. The benefit ratio was higher in the first six months of 2026 compared to the same period of 2025 due to higher average new claim size in the individual disability product line and higher incidence in the voluntary benefits product line.

Commissions and deferral of acquisition costs were higher in the second quarter and first six months of 2026 compared to the same periods of 2025 due primarily to sales. The amortization of deferred acquisition costs was lower in the second quarter and first six months of 2026 compared to the same periods of 2025 due primarily to a reduction in the level of the deferred asset as a result of the 2025 Fortitude Re reinsurance transaction. The other expense ratio was lower in the second quarter of 2026 compared to the same period of 2025 due to our focus on expense management and operating efficiencies. The other expense ratio was generally consistent in the first six months of 2026 compared to the same period of 2025.

Sales

	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$101.7	6.8%	$95.2	$195.2	17.5%	$166.1
Large Case Market	67.5	1.7	66.4	119.8	4.3	114.9
Subtotal	169.2	4.7	161.6	315.0	12.1	281.0
Supplemental and Voluntary	112.6	11.7	100.8	301.9	16.6	258.9
Total Sales	$281.8	7.4	$262.4	$616.9	14.3	$539.9

Group sales increased during the second quarter and the first six months of 2026 compared to the same periods of 2025 due primarily to higher sales to new customers in the core market, which we define as employee groups with less than 2,000 employees, and higher sales to existing customers in the large case market, partially offset by lower sales to new customers in the large case market. The sales mix in the group market sector for the first six months of 2026 was approximately 62 percent core market and 38 percent large case market.

Supplemental and voluntary sales increased during the second quarter and the first six months of 2026 compared to the same periods of 2025 due primarily to higher sales to new customers in the large case market for the voluntary benefits product line.

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

We expect strong segment adjusted operating income in 2026 with premium growth driven by new sales and persistency. We expect the group disability market to remain competitive which may impact our pricing and renewal premium levels. We expect strong group disability claim experience to continue in 2026, driven by operational performance, but may experience elevated experience related to our paid family and medical leave products. We also expect group life claim experience to be generally consistent with prior year, but may experience some quarterly claims volatility. We expect growth in our supplemental and voluntary line of business adjusted operating income. We expect to maintain expense discipline with a slight decrease in our other expense ratio.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$107.5	(0.4)%	$107.9	$212.3	2.0%	$208.1
Group Life	77.2	13.4	68.1	154.2	18.9	129.7
Supplemental	50.8	8.1	47.0	101.1	13.7	88.9
Unum Poland	53.8	11.9	48.1	108.4	19.0	91.1
Total Premium Income	289.3	6.7	271.1	576.0	11.2	517.8
Net Investment Income	42.2	(8.7)	46.2	71.8	(3.9)	74.7
Other Income	2.7	N.M.	0.3	6.0	N.M.	0.4
Total	334.2	5.2	317.6	653.8	10.3	592.9

Benefits and Expenses
Policy Benefits	219.8	16.1	189.3	426.1	17.6	362.2
Policy Benefits - Remeasurement Loss (Gain)	6.9	(2.8)	7.1	4.1	N.M.	(1.7)
Commissions	29.2	16.3	25.1	60.2	26.7	47.5
Deferral of Acquisition Costs	(7.1)	26.8	(5.6)	(16.3)	49.5	(10.9)
Amortization of Deferred Acquisition Costs	2.7	3.8	2.6	6.1	19.6	5.1
Other Expenses	58.4	1.6	57.5	118.4	7.2	110.4
Total	309.9	12.3	276.0	598.6	16.8	512.6

Segment Adjusted Operating Income	$24.3	(41.6)	$41.6	$55.2	(31.3)	$80.3

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£80.0	(1.0)%	£80.8	£157.8	(1.5)%	£160.2
Group Life	57.5	13.0	50.9	114.6	14.8	99.8
Supplemental	38.0	8.0	35.2	75.2	9.9	68.4
Total Premium Income	175.5	5.2	166.9	347.6	5.8	328.4
Net Investment Income	28.6	(10.3)	31.9	47.7	(8.3)	52.0
Other Income (Loss)	1.5	N.M.	(0.1)	3.8	100.0	—
Total	205.6	3.5	198.7	399.1	4.9	380.4

Benefits and Expenses
Policy Benefits	139.0	15.7	120.1	266.8	13.2	235.6
Policy Benefits - Remeasurement Loss (Gain)	5.2	2.0	5.1	2.9	N.M.	(2.0)
Commissions	14.3	33.6	10.7	29.2	40.4	20.8
Deferral of Acquisition Costs	(2.0)	122.2	(0.9)	(5.3)	152.4	(2.1)
Amortization of Deferred Acquisition Costs	0.9	(18.2)	1.1	2.5	4.2	2.4
Other Expenses	32.9	(0.9)	33.2	67.3	0.7	66.8
Total	190.3	12.4	169.3	363.4	13.0	321.5

Segment Adjusted Operating Income	£15.3	(48.0)	£29.4	£35.7	(39.4)	£58.9

Weighted Average Pound/Dollar Exchange Rate	1.340		1.333	1.342		1.299

Operating Ratios (% of Premium Income):
Benefit Ratio	82.2%		75.0%	77.6%		71.1%
Other Expense Ratio	18.7%		19.9%	19.4%		20.3%

Persistency:
Group Long-term Disability				90.4%		92.3%
Group Life				87.1%		89.9%
Supplemental				92.8%		93.0%

N.M. = not a meaningful percentage

Premium income was higher in the second quarter and first six months of 2026 compared to the same periods of 2025 primarily due to in-force block growth in the group life and supplemental product lines.

Net investment income was lower in the second quarter and first six months of 2026 compared to the same periods of 2025 primarily due to lower income from inflation index-linked bonds. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is partially offset by a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

Other income primarily relates to fees earned related to certain administrative services.

The benefit ratio was higher in the second quarter and first six months of 2026 compared to the same periods of 2025 due primarily to higher average claim size in the group long-term disability product line.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2026 compared to the same periods of 2025 primarily due to new business. The amortization of deferred acquisition costs were generally consistent in the second quarter and first six months of 2026 compared to the same periods of 2025.

The other expense ratio was lower in the second quarter and first six months of 2026 compared to the same periods of 2025 due primarily to our focus on expense management and operating efficiencies.

Sales

(in millions of dollars and pounds)
	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$10.0	(25.9)%	$13.5	$20.2	(18.2)%	$24.7
Large Case Market	24.9	(2.4)	25.5	36.6	13.3	32.3
Subtotal	34.9	(10.5)	39.0	56.8	(0.4)	57.0
Supplemental	8.8	(26.1)	11.9	20.0	(2.9)	20.6
Unum Poland	8.7	(38.3)	14.1	17.7	(27.2)	24.3
Total Sales	$52.4	(19.4)	$65.0	$94.5	(7.3)	$101.9

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£7.5	(25.7)%	£10.1	£15.1	(20.5)%	£19.0
Large Case Market	18.6	(3.6)	19.3	27.2	10.1	24.7
Subtotal	26.1	(11.2)	29.4	42.3	(3.2)	43.7
Supplemental	6.5	(27.0)	8.9	14.8	(6.9)	15.9
Total Sales	£32.6	(14.9)	£38.3	£57.1	(4.2)	£59.6

The following discussion of sales results relates to our Unum UK product lines based on functional currency.

Group sales decreased in the second quarter and the first six months of 2026 compared to the same periods of 2025 due primarily to lower sales to new customers in the core market, which we define as employee groups with less than 500 employees, and lower sales to existing customers in the large case market, partially offset by higher sales to new customers in the large case market.

Supplemental sales decreased in the second quarter and first six months of 2026 compared to the same periods of 2025 due to lower sales of our dental product.

Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses over the long term. In 2026, we will focus on scaling our business across our existing product portfolio. For our Unum UK line of business, we will continue to focus on delivering a best in class health and wellbeing service to improve retention of our key customers and drive growth across our product offerings. We also expect to deliver continued premium growth by focusing on both the broker experience and customer engagement, while maintaining our disciplined approach to pricing. We expect group long-term disability claim experience for the remainder of 2026 to be mostly in line with the first half of the year. We expect to maintain expense discipline with a decrease in our other expense ratio. Within our Unum Poland line of business, we expect to drive growth by continuing to expand our existing distribution channels. We will also continue to invest in digital capabilities, technology, and product enhancements which we believe will drive sustainable growth over the long term. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, which includes dental and vision products, life products, and cancer and critical illness products. These products are marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agent sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$254.5	2.2%	$249.1	$507.3	2.2%	$496.2
Life	131.1	7.4	122.1	259.4	7.2	242.0
Cancer and Critical Illness	91.8	1.0	90.9	183.4	1.2	181.2
Total Premium Income	477.4	3.3	462.1	950.1	3.3	919.4
Net Investment Income	50.1	17.6	42.6	96.9	14.3	84.8
Other Income	0.4	33.3	0.3	1.1	57.1	0.7
Total	527.9	4.5	505.0	1,048.1	4.3	1,004.9

Benefits and Expenses
Policy Benefits	230.9	2.2	226.0	460.6	1.8	452.6
Policy Benefits - Remeasurement Gain	(8.0)	185.7	(2.8)	(20.4)	80.5	(11.3)
Commissions	106.9	8.4	98.6	209.8	7.1	195.9
Deferral of Acquisition Costs	(90.6)	8.4	(83.6)	(180.4)	8.5	(166.2)
Amortization of Deferred Acquisition Costs	61.8	6.6	58.0	123.9	7.1	115.7
Other Expenses	95.5	4.5	91.4	195.4	5.6	185.1
Total	396.5	2.3	387.6	788.9	2.2	771.8

Segment Adjusted Operating Income	$131.4	11.9	$117.4	$259.2	11.2	$233.1

Operating Ratios (% of Premium Income):
Benefit Ratio	46.7%		48.3%	46.3%		48.0%
Other Expense Ratio	20.0%		19.8%	20.6%		20.1%

Persistency:
Accident, Sickness, and Disability				73.9%		74.2%
Life				84.2%		84.1%
Cancer and Critical Illness				81.2%		82.5%

Premium income in the second quarter and first six months of 2026 was higher compared to the same periods of 2025 due to prior period sales. Net investment income was higher in the second quarter and first six months of 2026 relative to the same periods of 2025 due to an increase in the allocation of net investment income from our corporate owned excess assets, an increase in the yield on invested assets and higher miscellaneous income.

The benefit ratio was lower in the second quarter and first six months of 2026 relative to the same periods of 2025 primarily due to claims experience in the life and cancer and critical illness product lines.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2026 relative to the same periods of 2025 due to prior period sales. The amortization of deferred acquisition costs was higher during the second quarter and the first six months of 2026 relative to the same periods of 2025 primarily due to growth in the level of the deferred asset. The other expense ratio was higher in the second quarter and first six months of 2026 relative to the same periods of 2025 primarily due to an increase in employee-related costs.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Sales by Market Sector
Commercial Sector
Core Market (< 1,000 employees)	$82.1	3.5%	$79.3	$152.6	2.3%	$149.1
Large Case Market	18.4	28.7	14.3	28.2	19.5	23.6
Subtotal	100.5	7.4	93.6	180.8	4.7	172.7
Public Sector	33.6	2.1	32.9	59.6	0.8	59.1
Total Sales	$134.1	6.0	$126.5	$240.4	3.7	$231.8

Commercial sector sales increased in the second quarter and first six months of 2026 compared to the same periods of 2025 due primarily to higher sales to new and existing customers in the large case market, which we define as accounts with more than 1,000 employees, as well as in the core market. Public sector sales increased in the second quarter and first six months of 2026 compared to the same periods of 2025 due to higher sales to existing customers.

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

Closed Block Segment

The Closed Block segment consists of group and individual long-term care and other insurance products no longer actively marketed. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. In July 2025, we closed the 2025 Fortitude Re reinsurance transaction and ceded a portion of the long-term care product line. In February 2026, we discontinued new enrollments on existing group long-term care policies. Other insurance products include individual disability, group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Long-term Care	$159.4	(9.4)%	$175.9	$318.8	(9.5)%	$352.1
All Other	33.5	(16.9)	40.3	68.2	(16.9)	82.1
Total Premium Income	192.9	(10.8)	216.2	387.0	(10.9)	434.2
Net Investment Income	226.1	(20.5)	284.5	455.2	(17.9)	554.2
Other Income	9.6	(20.7)	12.1	20.9	(5.0)	22.0
Total	428.6	(16.4)	512.8	863.1	(14.6)	1,010.4

Benefits and Expenses
Policy Benefits	373.1	(10.9)	418.7	765.8	(8.9)	840.9
Policy Benefits - Remeasurement Loss	40.2	(11.8)	45.6	135.4	176.3	49.0
Commissions	14.5	(9.4)	16.0	29.7	(12.4)	33.9
Other Expenses	76.2	76.0	43.3	152.9	71.0	89.4
Total	504.0	(3.7)	523.6	1,083.8	7.0	1,013.2

Segment Adjusted Operating Loss	$(75.4)	N.M.	$(10.8)	$(220.7)	N.M.	$(2.8)

Long-term Care Net Premium Ratio[1]				97.8%		94.9%

Operating Ratio (% of Premium Income):
Other Expense Ratio	39.5%		20.0%	39.5%		20.6%

[1]Gross of reinsurance

N.M. = not a meaningful percentage

Premium income for the long-term care product line was lower in the second quarter and first six months of 2026 compared to the same periods of 2025 due to the impact of the 2025 Fortitude Re reinsurance transaction. Premium income for our all other product line continues to decline as expected due to policyholder lapses.

Net investment income was lower during the second quarter and first six months of 2026 relative to the same periods of 2025 primarily driven by a decrease in the level of invested assets as a result of the 2025 Fortitude Re reinsurance transaction and a decrease in the allocation of net investment income from our corporate owned excess assets.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

Policy benefits including remeasurement loss were lower in the second quarter of 2026 compared to the same period of 2025 driven primarily by the impact of the 2025 Fortitude Re reinsurance transaction, partially offset by an increase in the current period benefit expense resulting from a higher net premium ratio and the impact of capped cohorts in the long-term care product line. Policy benefits including remeasurement loss were higher in the first six months of 2026 compared to the same period of

2025 driven primarily by group policy terminations and claim incidence in the long-term care product line, partially offset by the impact of the 2025 Fortitude Re reinsurance transaction. The net premium ratio for long-term care increased to 97.8 percent at June 30, 2026 from 94.9 percent at June 30, 2025 due primarily to the impact of the reserve assumption updates in the third quarter of 2025.

The other expense ratio was higher in the second quarter and first six months of 2026 compared to the same periods of 2025 due primarily to an increase in the amortization of the cost of reinsurance as a result of the 2025 Fortitude Re reinsurance transaction.

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

As a result of the execution of previous reinsurance transactions related to our Closed Block individual disability and long-term care lines of business, we have ceded a significant portion of this business. As previously discussed, we anticipate entering into a reinsurance agreement with Fortitude Re to cede an additional portion of our long-term care business during 2026. For further discussion, see “Executive Summary" contained herein in Item 2 and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 1.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Adjusted Net Investment Income[1]	$20.5	(36.5)%	$32.3	$40.1	(28.6)%	$56.2
Other Income (Loss)	0.4	N.M.	(0.3)	1.1	N.M.	(0.3)
Total	20.9	(34.7)	32.0	41.2	(26.3)	55.9

Interest Expense, Policy Benefits and Adjusted Other Expenses[1]	65.4	2.7	63.7	129.3	0.5	128.7

Segment Adjusted Operating Loss	(44.5)	40.4	(31.7)	(88.1)	21.0	(72.8)
Strategic Actions	(30.7)	(100.0)	—	(30.7)	(100.0)	—
Loss Before Income Tax and Net Investment Gains and Losses	$(75.2)	137.2	$(31.7)	$(118.8)	63.2	$(72.8)

[1]Excludes the impact of strategic actions that occurred during the second quarter of 2026.

N.M. = not a meaningful percentage

Segment adjusted operating loss, excluding the impact of the strategic actions, increased in the second quarter and first six months of 2026 relative to the same periods of 2025 due primarily to lower net investment income, which was driven by a decrease in miscellaneous investment income and a decrease in the yield on invested assets, partially offset by an increase in the level of invested assets. See "Executive Summary" contained herein this Item 2 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the strategic actions.

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

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of June 30, 2026

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,096.5	$(97.3)	$1,256.0	$(129.6)	$840.5	$32.3
Capital Goods	2,814.8	(105.3)	1,687.4	(161.9)	1,127.4	56.6
Communications	2,003.3	(80.5)	1,054.1	(148.1)	949.2	67.6
Consumer Cyclical	1,239.0	(88.6)	811.3	(104.3)	427.7	15.7
Consumer Non-Cyclical	5,706.2	(445.3)	3,975.2	(536.0)	1,731.0	90.7
Energy	2,167.4	14.0	791.9	(68.5)	1,375.5	82.5
Financial Institutions	4,426.6	(259.1)	3,317.6	(280.1)	1,109.0	21.0
Mortgage/Asset-Backed[1]	1,479.5	(17.8)	835.8	(24.9)	643.7	7.1
Sovereigns	864.8	(150.0)	599.2	(163.4)	265.6	13.4
Technology	1,570.2	(121.7)	1,264.4	(129.7)	305.8	8.0
Transportation	1,449.3	(103.7)	993.8	(121.7)	455.5	18.0
U.S. Government Agencies and Municipalities	3,585.2	(415.3)	2,424.0	(486.0)	1,161.2	70.7
Public Utilities	5,040.8	(181.3)	2,648.1	(311.1)	2,392.7	129.8
Total	$34,443.6	$(2,051.9)	$21,658.8	$(2,665.3)	$12,784.8	$613.4
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of June 30, 2026 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2026. During the second quarter of 2026, the net unrealized loss on fixed maturity securities decreased due to tightening of credit spreads, partially offset by an increase in U.S. Treasury yields.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2026		2025
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$15.1	$91.5	$39.3	$14.3	$11.1
> 90 <= 180 days	52.9	52.9	12.8	3.0	37.1
> 180 <= 270 days	37.2	12.0	2.6	14.7	93.1
> 270 days <= 1 year	10.9	2.6	12.5	42.6	65.5
> 1 year <= 2 years	140.2	155.5	116.0	72.3	28.6
> 2 years <= 3 years	27.1	38.8	44.4	36.1	179.0
> 3 years	1,615.6	1,657.6	1,539.0	1,608.4	1,553.8
Sub-total	1,899.0	2,010.9	1,766.6	1,791.4	1,968.2

Fair Value < 70% >= 40% of Amortized Cost

> 180 <= 270 days	—	—	0.4	—	4.1
> 270 days <= 1 year	—	—	—	4.0	—
> 1 year <= 2 years	—	4.2	4.9	2.0	1.0
> 2 years <= 3 years	—	—	—	46.8	54.1
> 3 years	656.0	722.1	644.4	562.3	719.2
Sub-total	656.0	726.3	649.7	615.1	778.4

Fair Value < 40% of Amortized Cost

> 3 years	55.6	46.8	41.7	57.0	51.2

Total	$2,610.6	$2,784.0	$2,458.0	$2,463.5	$2,797.8

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2026		2025
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$2.3	$7.1	$0.5	$0.2	$0.3
> 90 <= 180 days	2.7	1.2	0.3	—	0.8
> 180 <= 270 days	1.0	0.4	—	1.5	3.8
> 270 days <= 1 year	0.6	—	1.5	2.0	0.1
> 1 year <= 2 years	1.3	1.2	0.4	—	0.1
> 3 years	28.8	32.4	38.0	36.8	41.9
Sub-total	36.7	42.3	40.7	40.5	47.0

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	4.2	2.5	—	—
> 3 years	17.7	20.0	5.2	9.0	8.0
Sub-total	17.7	24.2	7.7	9.0	8.0

Fair Value <= 40% of Amortized Cost

> 3 years	0.3	0.3	0.3	0.3	3.8

Total	$54.7	$66.8	$48.7	$49.8	$58.8

As of June 30, 2026, we held 37 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of June 30, 2026

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Numbers of Issuers
Basic Industry	$104.7	$(27.6)	2
Capital Goods	138.3	(34.2)	3
Communications	431.7	(81.7)	6
Consumer Cyclical	265.3	(43.4)	3
Consumer Non-Cyclical	534.6	(73.0)	6
Energy	125.6	(21.3)	2
Financial Institutions	201.5	(39.0)	3
Sovereigns	556.7	(150.8)	2
Technology	201.1	(35.7)	2
Transportation	97.2	(38.4)	3
U.S. Government Agencies and Municipalities	26.5	(10.1)	1
Public Utilities	292.5	(70.2)	4
Total	$2,975.7	$(625.4)	37

At June 30, 2026, we held no below investment-grade fixed maturity securities with a gross unrealized loss greater than $10.0 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At June 30, 2026, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to higher interest rates, wider credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

During the second quarter of 2025, we recognized a realized loss of $13.4 million on the sale of fixed maturity securities from a single issuer in the communications sector. We had no other individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first six months of 2026 or 2025.

As of June 30, 2026, the amortized cost, net of allowance for credit losses, and fair value of our below-investment-grade fixed maturity securities was $1,318.1 million and $1,284.1 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio increased from 2.8 percent at December 31, 2025 to 2.9 percent at June 30, 2026 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,071.7 million and $2,109.5 million at June 30, 2026 and December 31, 2025, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $16.0 million and $15.9 million at June 30, 2026 and December 31, 2025, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types.

Due to conservative underwriting, the incidence of non-performing mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held no specifically identified impaired mortgage loans at June 30, 2026 and December 31, 2025. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,425.1 million and $1,456.3 million at June 30, 2026 and December 31, 2025, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $20.8 million and $44.0 million for the partnerships in the second quarter and the first six months of 2026, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, and total return swaps. As of June 30, 2026, we had $3,718.3 million in notional amount of derivatives outstanding, of which $2,417.0 million is related to management of reinvestment risk in our long-term care product line, $1,129.5 million is related to management of foreign currency risk related to foreign denominated investments, and $171.8 million is economically hedging a portion of the liability related to our non-qualified defined contribution plan. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $1.1 million at June 30, 2026. The carrying value of fixed maturity securities received from our counterparties was $7.0 million at June 30, 2026. We did not receive any cash collateral from our counterparties at June 30, 2026. The carrying value of fixed maturity securities and cash posted as collateral to our counterparties was $178.2 million and $0.2 million, respectively, at June 30, 2026. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements. See Note 5 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of June 30, 2026, Unum Group and our intermediate holding companies had available holding company liquidity of $1,536.5 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset-backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of the anticipated reinsurance transaction with Fortitude Re, which is expected to close prior to the end of 2026, we plan to transfer, upon closing the transaction, fixed maturity securities and cash with a fair value of $5,659.0 million, which is subject to adjustment prior to closing for changes in interest rates and certain interim cash flows related to the reinsured business. We expect the 2026 anticipated reinsurance transaction will be funded using a combination of excess capital from Fairwind, holding company liquidity, and additional external financing.

See "Executive Summary" contained herein in Item 2, and Note 14 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of this transaction.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. During the six months ended June 30, 2026, we repurchased 7.9 million shares at a cost of $598.5 million excluding commissions and excise tax.

Our board of directors has authorized the following repurchase program:

December 2025 Authorization
(in millions)
Effective Date	January 1, 2026
Expiration Date	None
Authorized Repurchase Amount	$1,000.0
Cost of Shares Repurchased Under Repurchase Program	598.5
Remaining Repurchase Amount at June 30, 2026	$401.5

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

Unum America cedes blocks of long-term care business to Fairwind, which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Unum Group did not make any capital contributions to Fairwind during the first six months of 2026, nor do we expect to make capital contributions for the remainder of the year.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at June 30, 2026 are in line with our expectations and are significantly above the level that would require state regulatory action.

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

During 2026, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. Approximately $631 million is available, without prior approval by regulatory authorities, during 2026 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurer. Unum Group has received $106 million of ordinary dividends from its traditional U.S. insurance subsidiaries during the six months ended June 30, 2026.

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

Funding Agreement-Backed Loan Program

During February 2026, we established a funding agreement-backed loan (FABL) program pursuant to which a special purpose unaffiliated Delaware statutory trust (the FABL trust) may borrow funds under a six-month delayed draw term loan facility (the facility) and deposit the proceeds with Colonial Life & Accident Insurance Company (Colonial Life & Accident), a wholly owned insurance subsidiary, pursuant to funding agreements issued by Colonial Life & Accident to the FABL trust.  Colonial Life & Accident does not hold any variable interests in the FABL trust. The deposits received by Colonial Life & Accident under the funding agreements will be used for spread lending purposes.  The facility permits borrowings by the FABL trust in two tranches, in an aggregate principal amount of up to $500 million, with scheduled maturities on the third and fifth anniversaries, respectively, of the date that is six months after the date of the applicable credit agreement.  The funding agreements issued by Colonial Life & Accident will have matching interest, maturity and payment terms to the applicable borrowings by the FABL trust.  The funding agreements may be collateralized by eligible securities, including agency securities, corporate bonds, municipal bonds, and U.S. Treasury securities.  As of June 30, 2026, we did not have any amounts outstanding under the FABL program.

Debt, Credit Facilities, and Other Sources of Liquidity

Our long-term debt balance at June 30, 2026 was $3,763.8 million, net of a net discount of $126.8 million and deferred debt issuance costs of $35.2 million, and is comprised of unsecured senior notes, unsecured medium-term notes, and junior subordinated debt securities.

During the first quarter of 2026, we purchased and retired $7.7 million aggregate principal amount of our 6.250% junior subordinated debt securities issued in 2018 and due in 2058.

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

We and certain of our traditional U.S. life insurance subsidiaries, Unum America, Provident and Colonial Life & Accident, are parties to a credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The revolving credit facility is set to expire in April 2030. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Other of our domestic wholly-owned subsidiaries are permitted to join the credit facility as borrowers, subject to certain conditions. Any obligation of a subsidiary under the credit facility is subject to an unconditional guarantee by Unum Group. At June 30, 2026, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $1.3 million had been issued.

We have a five-year £75.0 million senior unsecured standby letter of credit facility with a different syndicate of lenders, pursuant to which a syndicated letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration at the end of July 2026. We have an additional five-year, £75.0 million senior unsecured standby letter of credit facility pursuant to which a standby letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for drawings up to £75.0 million until its scheduled expiration in December 2028. At June 30, 2026, no amounts have been borrowed under the standby credit facilities or letters of credit issued in favor of Unum Limited.

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

Commitments

As of June 30, 2026, we had commitments of $92.4 million to fund certain investments in private placement fixed maturity securities and $762.8 million to fund certain private equity partnerships. In addition, we had $25.5 million of commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Cash Requirements" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2025. During the first six months of 2026, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of June 30, 2026, we held $67.6 million of cash collateral from securities lending agreements. The average cash collateral balance during the first six months of 2026 was $61.8 million, and the maximum amount outstanding at any month end was $67.6 million. As of June 30, 2026, we held $37.5 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first six months of 2026 was $38.8 million, and the maximum amount outstanding at any month end was $43.1 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at June 30, 2026, nor did we utilize any securities repurchase agreements during the first six months of 2026. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of June 30, 2026, we owned $45.3 million of FHLB common stock and had outstanding advances of $699.2 million from the regional FHLBs which were used for the purpose of investing in either short-term investments, matched fixed maturity securities, or matched commercial mortgage loans. As of June 30, 2026, we have additional borrowing capacity of approximately $727.7 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Six Months Ended June 30
	2026	2025
Net Cash Provided by Operating Activities	$844.3	$701.6
Net Cash Provided (Used) by Investing Activities	(416.7)	960.7
Net Cash Used by Financing Activities	(386.6)	(630.3)
Net Change in Cash and Bank Deposits	$41.0	$1,032.0

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

During the first quarter of 2025, fixed maturity securities with a fair value of $151.6 million were sold in preparation for the 2025 Fortitude Re reinsurance transaction. Also during the first quarter of 2025, fixed maturity securities with a fair value of $81.8 million were sold related to the funding of an extraordinary dividend from a wholly owned insurance subsidiary to Unum Group.

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

Cash used to repurchase shares of Unum Group's common stock during the first six months of 2026 and 2025 was $608.7 million and $500.9 million, respectively. During the first six months of 2026 and 2025, we paid dividends of $151.8 million and $150.5 million, respectively, to holders of Unum Group's common stock.

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

Agency ratings are not directed toward the holders of our securities and are not recommendations to buy, sell, or hold our securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be regarded as an independent assessment, not conditional on any other rating. Given the dynamic nature of the ratings process, changes by these or other rating agencies may or may not occur in the near term. We have ongoing dialogue with the rating agencies concerning our insurance risk profile, our financial flexibility, our operating performance, and the quality of our investment portfolios. The rating agencies provide specific criteria and, depending on our performance relative to the criteria, will determine future negative or positive rating agency actions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2025. During the first six months of 2026, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 13 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the second quarter of 2026.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
April 1 - April 30, 2026	1,267,057	$77.48	1,267,057	$503,252,314
May 1 - May 31, 2026	1,075,443	82.02	1,075,443	415,041,908
June 1 - June 30, 2026	161,257	84.10	161,257	401,480,190
Total	2,503,757		2,503,757

(1) Excludes the cost of commissions and excise taxes.

(2) In December 2025, our board of directors authorized the repurchase of up to $1,000.0 million of Unum Group's outstanding common stock beginning on January 1, 2026. The repurchase program authorized in December 2025 has no scheduled termination date.

ITEM 5. OTHER INFORMATION

Securities trading plans

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Index to Exhibits

(10.1)	Form of Acknowledgement and Acceptance of Amendments to Performance Share Unit and Cash Incentive Unit Agreements.

(10.2)	Third Amendment to Unum Group Non-Qualified Defined Contribution Retirement Plan, effective as of June 1, 2026.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: July 29, 2026	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: July 29, 2026	By:	/s/ Walter L. Rice, Jr.
Walter L. Rice, Jr.
Senior Vice President, Chief Accounting Officer