Form 10-Q
period 2026-09-30
Unum Group
filed 2026-11-04
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

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

154,982,030 shares of the registrant's common stock were outstanding as of November 2, 2026.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	September 30	December 31
	2026	2025
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost of $36,218.2; $34,747.2; allowance for credit losses of $—; $5.9)	$32,994.5	$33,056.6
Mortgage Loans (net of allowance for credit losses of $16.4; $15.9)	2,053.2	2,109.5
Policy Loans	3,538.1	3,668.1
Other Long-term Investments	1,664.1	1,670.4
Short-term Investments	1,714.9	3,016.2
Total Investments	41,964.8	43,520.8

Other Assets
Cash and Bank Deposits	279.9	158.2
Accounts and Premiums Receivable (net of allowance for credit losses of $26.7; $26.1)	1,558.1	1,429.8
Reinsurance Recoverable (net of allowance for credit losses of $0.5; $1.4)	10,525.8	11,574.6
Accrued Investment Income	751.3	596.0
Deferred Acquisition Costs	3,067.9	2,920.3
Goodwill	352.9	353.9
Property and Equipment	501.3	503.7
Deferred Income Tax	53.1	79.5
Income Tax Receivable	47.2	—
Other Assets	2,204.7	2,382.6

Total Assets	$61,307.0	$63,519.4

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	September 30	December 31
	2026	2025
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Future Policy Benefits	$35,144.6	$38,017.0
Policyholders' Account Balances	6,494.8	5,636.4
Unearned Premiums	522.9	412.8
Other Policyholders’ Funds	1,447.8	1,479.7
Income Tax Payable	—	52.2
Deferred Income Tax	232.4	38.8
Long-term Debt	3,765.7	3,767.6
Other Liabilities	2,937.2	2,995.8

Total Liabilities	50,545.4	52,400.3

Commitments and Contingent Liabilities - Note 13

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 196,724,958 and 196,194,941 shares	19.6	19.6
Additional Paid-in Capital	1,620.3	1,593.0
Accumulated Other Comprehensive Loss	(1,224.0)	(1,808.5)
Retained Earnings	13,182.5	13,345.3
Treasury Stock - at cost: 40,523,985 and 30,500,524 shares	(2,836.8)	(2,030.3)

Total Stockholders' Equity	10,761.6	11,119.1

Total Liabilities and Stockholders' Equity	$61,307.0	$63,519.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,800.7	$2,688.0	$8,412.5	$8,138.9
Net Investment Income	522.4	476.8	1,484.2	1,550.7
Net Investment Gain (Loss)	(853.0)	128.0	(863.2)	(96.5)
Other Income	77.4	85.6	239.2	238.3
Total Revenue	2,547.5	3,378.4	9,272.7	9,831.4

Benefits and Expenses
Policy Benefits	2,021.4	1,849.4	5,968.4	5,754.6
Policy Benefits - Remeasurement Loss	53.3	475.9	111.5	417.8
Commissions	365.0	335.2	1,097.8	1,021.9
Interest and Debt Expense	54.0	52.2	160.4	156.2
Deferral of Acquisition Costs	(188.3)	(173.5)	(566.3)	(521.0)
Amortization of Deferred Acquisition Costs	144.3	132.3	413.9	389.9
Compensation Expense	285.4	292.4	917.9	894.8
Other Expenses	361.8	360.0	1,086.3	1,002.1
Total Benefits and Expenses	3,096.9	3,323.9	9,189.9	9,116.3

Income (Loss) Before Income Tax	(549.4)	54.5	82.8	715.1

Income Tax Expense (Benefit)
Current	(143.8)	(195.2)	(34.3)	(25.7)
Deferred	14.1	210.0	47.9	176.4
Total Income Tax Expense (Benefit)	(129.7)	14.8	13.6	150.7

Net Income (Loss)	$(419.7)	$39.7	$69.2	$564.4

Net Income (Loss) Per Common Share
Basic	$(2.65)	$0.23	$0.43	$3.24
Assuming Dilution	$(2.65)	$0.23	$0.43	$3.23

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions of dollars)
Net Income (Loss)	$(419.7)	$39.7	$69.2	$564.4

Other Comprehensive Income (Loss)
Change in Net Unrealized Loss on Securities (net of tax expense (benefit) of $(248.8); $71.7; $(326.3); $203.9)	(923.0)	275.5	(1,212.7)	777.0
Change in the Effect of Discount Rate Assumptions on the Liability for Future Policy Benefits, Net of Reinsurance (net of tax expense (benefit) of $454.8; $(106.0); $520.8; $(137.7))	1,702.3	(402.3)	1,946.9	(528.8)
Change in Net Loss on Derivatives (net of tax expense (benefit) of $(35.1); $5.9; $(35.3); $1.7)	(132.1)	20.8	(132.5)	6.5
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $0.1; $(0.1); $0.5; $0.1)	(3.2)	(25.4)	(24.3)	96.9
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $0.6; $1.4; $2.1; $0.7)	2.0	4.8	7.1	4.8
Total Other Comprehensive Income (Loss)	646.0	(126.6)	584.5	356.4

Comprehensive Income (Loss)	$226.3	$(86.9)	$653.7	$920.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions of dollars)
Common Stock
Balance at Beginning of Period	$19.6	$19.6	$19.6	$19.5
Common Stock Activity	—	—	—	0.1
Balance at End of Period	19.6	19.6	19.6	19.6

Additional Paid-in Capital
Balance at Beginning of Period	1,612.4	1,578.4	1,593.0	1,489.6
Repurchase of Common Stock	—	—	—	80.3
Other Common Stock Activity	7.9	7.3	27.3	15.8
Balance at End of Period	1,620.3	1,585.7	1,620.3	1,585.7

Accumulated Other Comprehensive Loss
Balance at Beginning of Period	(1,870.0)	(2,040.7)	(1,808.5)	(2,523.7)
Other Comprehensive Income (Loss)	646.0	(126.6)	584.5	356.4
Balance at End of Period	(1,224.0)	(2,167.3)	(1,224.0)	(2,167.3)

Retained Earnings
Balance at Beginning of Period	13,682.3	13,287.2	13,345.3	12,914.0
Net Income (Loss)	(419.7)	39.7	69.2	564.4
Dividends to Stockholders (per common share: $0.505; $0.460; $1.425; $1.300)	(80.1)	(78.3)	(232.0)	(229.8)
Balance at End of Period	13,182.5	13,248.6	13,182.5	13,248.6

Treasury Stock
Balance at Beginning of Period	(2,634.8)	(1,524.5)	(2,030.3)	(938.3)
Repurchases of Common Stock	(202.0)	(253.3)	(806.5)	(839.5)
Balance at End of Period	(2,836.8)	(1,777.8)	(2,836.8)	(1,777.8)

Total Stockholders' Equity at End of Period	$10,761.6	$10,908.8	$10,761.6	$10,908.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2026	2025
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$69.2	$564.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	514.0	521.2
Change in Deferred Acquisition Costs	(152.4)	(131.1)
Change in Insurance Liabilities	144.8	484.5
Change in Income Taxes	(38.1)	19.0
Change in Other Accrued Liabilities	7.6	(143.1)
Non-cash Components of Net Investment Income	(312.4)	(299.7)
Net Investment Loss	863.2	96.5
Depreciation	116.5	91.8
Cash Related to Reinsurance Transaction	—	(953.5)
Amortization of the Cost of Reinsurance	137.2	67.9
Amortization of the Deferred Gain on Reinsurance	(12.7)	(4.6)
Other, Net	68.9	16.5
Net Cash Provided by Operating Activities	1,405.8	329.8

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	528.2	673.1
Proceeds from Maturities of Fixed Maturity Securities	1,873.1	1,506.7
Proceeds from Sales and Maturities of Other Investments	597.1	375.3
Purchases of Fixed Maturity Securities	(4,603.9)	(1,747.2)
Purchases of Other Investments	(553.8)	(281.9)
Net Sales and Maturities of Short-term Investments	1,343.2	33.5
Net Increase (Decrease) in Payables for Collateral on Investments	(335.5)	306.4
Net Purchases of Property and Equipment	(100.7)	(94.5)
Net Cash Provided (Used) by Investing Activities	(1,252.3)	771.4

Cash Flows from Financing Activities
Repayment of Long-term Debt	(7.2)	—
Issuances of Common Stock	4.6	4.3
Repurchases of Common Stock	(807.2)	(751.8)
Dividends Paid to Stockholders	(231.8)	(228.9)
Proceeds from Policyholders' Account Deposits	2,979.3	93.6
Payments for Policyholders' Account Withdrawals	(1,965.2)	(68.8)
Cash Received Related to Active Life Volatility Cover Agreement	12.4	17.4
Other, Net	(16.7)	(1.9)
Net Cash Used by Financing Activities	(31.8)	(936.1)

Net Increase in Cash and Bank Deposits	121.7	165.1

Cash and Bank Deposits at Beginning of Year	158.2	162.8

Cash and Bank Deposits at End of Period	$279.9	$327.9

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2026
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
September 30, 2026
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
September 30, 2026
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
September 30, 2026
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
Security and issuer level spreads
Security credit ratings/maturity/capital structure/optionality
Public covenants
Comparative bond analysis
Relevant reports issued by analysts and rating agencies

Mortgage/Asset-Backed Securities[1]
Valuation Method	Principally the market and income approaches	Principally the market approach

Valuation Techniques / Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Non-binding broker quotes	Prices obtained from external pricing services
	Security cash flows and structures	Audited financial statements
Underlying collateral
Prepayment speeds/loan performance/delinquencies
Relevant reports issued by analysts and rating agencies

[1]Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
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
Security and issuer level spreads
Security credit ratings/maturity/capital structure/optionality
Public covenants
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued

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

At September 30, 2026, approximately 24.4 percent of our fixed maturity securities were valued using active trades from TRACE pricing or market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 75.6 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•56.0 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•17.0 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•2.6 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

Derivatives

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. Credit risk related to the counterparty and the Company is considered in determining the fair values of these derivatives. However, since we have collateralization agreements in place with each counterparty which limits our exposure, any credit risk is immaterial. Therefore, we determined that no adjustments for credit risk were required as of September 30, 2026 or December 31, 2025. Fair values for our embedded derivative in a modified coinsurance arrangement are estimated using internal pricing models and represent the hypothetical value of the duration mismatch of assets and liabilities, interest rate risk, and third party credit risk embedded in the modified coinsurance arrangement. We consider transactions in inactive markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant unobservable inputs are used, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
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

		September 30, 2026
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$179.2	Not redeemable	$107.7
		40.5	Quarterly / 90 days notice	12.7
Total Private Credit		219.7		120.4

Private Equity	(b)	634.6	Not redeemable	441.0
		43.2	Initial 5.5 year lock on each new investment / Quarterly after 5.5 year lock with 90 days notice	11.6
Total Private Equity		677.8		452.6

Real Assets	(c)	510.1	Not redeemable	205.8
		40.5	Quarterly / 90 days notice	—
Total Real Assets		550.6		205.8

Total Partnerships		$1,448.1		$778.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
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

(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of September 30, 2026, the estimated remaining life of the investments that do not allow for redemptions is approximately 71 percent in the next 3 years, 4 percent during the period from 3 to 5 years, and 25 percent during the period from 5 to 10 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of September 30, 2026, the estimated remaining life of the investments that do not allow for redemptions is approximately 37 percent in the next 3 years, 10 percent during the period from 3 to 5 years, 51 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of September 30, 2026, the estimated remaining life of the investments that do not allow for redemptions is approximately 37 percent in the next 3 years, 22 percent during the period from 3 to 5 years, and 41 percent during the period from 5 to 10 years.

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
September 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued

The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used.

	September 30, 2026
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$73.8	$720.8	$—	$—	$794.6
States, Municipalities, and Political Subdivisions	—	2,706.4	—	—	2,706.4
Foreign Governments	—	827.8	7.4	—	835.2
Public Utilities	570.9	4,265.1	—	—	4,836.0
Mortgage/Asset-Backed Securities[1]	—	1,537.0	109.6	—	1,646.6
All Other Corporate Bonds	7,402.9	14,670.2	94.9	—	22,168.0
Redeemable Preferred Stocks	—	7.7	—	—	7.7
Total Fixed Maturity Securities	8,047.6	24,735.0	211.9	—	32,994.5

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	4.7	—	—	4.7
Foreign Currency Forwards	—	1.0	—	—	1.0
Foreign Currency Interest Rate Swaps	—	44.6	—	—	44.6
Embedded Derivative in Modified Coinsurance Arrangement	—	—	18.7	—	18.7
Total Derivatives	—	50.3	18.7	—	69.0
Perpetual Preferred and Equity Securities	—	6.8	24.0	—	30.8
Private Equity Partnerships	—	—	—	1,448.1	1,448.1
Total Other Long-term Investments	—	57.1	42.7	1,448.1	1,547.9
Total Financial Instrument Assets Carried at Fair Value	$8,047.6	$24,792.1	$254.6	$1,448.1	$34,542.4

Liabilities
Other Liabilities
Derivatives
Foreign Currency Forwards	$—	$0.4	$—	$—	$0.4
Forward Benchmark Interest Rate Locks	—	362.4	—	—	362.4
Foreign Currency Interest Rate Swaps	—	38.1	—	—	38.1
Total Return Swaps	—	20.6	—	—	20.6
Total Derivatives	—	421.5	—	—	421.5
Total Financial Instrument Liabilities Carried at Fair Value	$—	$421.5	$—	$—	$421.5

1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2026
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in		Purchases	Sales/ Maturities	Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI			Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Foreign Governments	$7.9	$—	$(0.5)	$—	$—	$—	$—	$7.4	$(0.5)	$—
Mortgage/Asset-Backed Securities[1]	103.5	—	(0.1)	20.2	(14.0)	—	—	109.6	(0.1)	—
All Other Corporate Bonds	74.9	—	3.1	—	(116.5)	154.8	(21.4)	94.9	(2.4)	—
Total Fixed Maturity Securities	$186.3	$—	$2.5	$20.2	$(130.5)	$154.8	$(21.4)	$211.9	$(3.0)	$—

Perpetual Preferred and Equity Securities	$20.9	$0.1	$—	$3.0	$—	$—	$—	$24.0	$—	$0.1
Embedded Derivative in Modified Coinsurance Arrangement	$15.1	$3.6	$—	$—	$—	$—	$—	$18.7	$—	$3.6

1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued

	Three Months Ended September 30, 2025
	Fair Value Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) in		Purchases	Sales/ Maturities	Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI			Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$—	$0.1	$—	$(22.5)	$22.4	$—	$—	$—	$—
Mortgage/Asset-Backed Securities[1]	81.4	—	—	19.3	(1.7)	—	—	99.0	—	—
All Other Corporate Bonds	19.9	0.3	1.3	6.2	(66.1)	83.4	(1.0)	44.0	1.3	—
Total Fixed Maturity Securities	$101.3	$0.3	$1.4	$25.5	$(90.3)	$105.8	$(1.0)	$143.0	$1.3	$—

Perpetual Preferred and Equity Securities	$23.8	$(0.8)	$—	$—	$—	$—	$—	$23.0	$—	$0.1
Embedded Derivative in Modified Coinsurance Arrangement	$10.6	$3.3	$—	$—	$—	$—	$—	$13.9	$—	$3.3

1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued

	Nine Months Ended September 30, 2026
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in		Purchases	Sales/ Maturities	Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI			Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Foreign Governments	$—	$—	$(0.8)	$—	$—	$8.2	$—	$7.4	$(0.8)	$—
Public Utilities	—	—	0.4	—	(41.0)	40.6	—	—	—	—
Mortgage/Asset-Backed Securities[1]	103.1	—	1.0	35.8	(30.3)	—	—	109.6	1.0	—
All Other Corporate Bonds	63.9	—	1.6	—	(305.5)	337.6	(2.7)	94.9	(4.4)	—
Total Fixed Maturity Securities	$167.0	$—	$2.2	$35.8	$(376.8)	$386.4	$(2.7)	$211.9	$(4.2)	$—

Perpetual Preferred and Equity Securities	$19.8	$0.1	$—	$4.1	$—	$—	$—	$24.0	$—	$0.1
Embedded Derivative in Modified Coinsurance Arrangement	$17.8	$0.9	$—	$—	$—	$—	$—	$18.7	$—	$0.9

1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued

	Nine Months Ended September 30, 2025
	Fair Value Beginning of Year	Total Realized and Unrealized Investment Gains (Losses) in		Purchases	Sales/ Maturities	Level 3 Transfers		Fair Value End of Period	Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in
		Earnings	OCI			Into	Out of		OCI	Earnings
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$—	$(1.5)	$1.9	$—	$(43.7)	$43.3	$—	$—	$—	$—
Mortgage/Asset-Backed Securities[1]	73.5	—	0.3	31.2	(5.9)	—	(0.1)	99.0	0.3	—
All Other Corporate Bonds	71.5	(5.9)	(0.7)	6.2	(172.3)	183.4	(38.2)	44.0	(0.7)	—
Total Fixed Maturity Securities	$145.0	$(7.4)	$1.5	$37.4	$(221.9)	$226.7	$(38.3)	$143.0	$(0.4)	$—

Perpetual Preferred and Equity Securities	$24.4	$6.8	$—	$4.7	$(12.9)	$—	$—	$23.0	$—	$0.8
Embedded Derivative in Modified Coinsurance Arrangement	$11.5	$2.4	$—	$—	$—	$—	$—	$13.9	$—	$2.4

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
September 30, 2026
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

	September 30, 2026
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$5.2	Market Approach	Market Convention	(a)	Priced at Par Value
Perpetual Preferred and Equity Securities	24.0	Market Approach	Market Convention	(a)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	18.7	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(b)	Actuarial Assumptions (0.63)%

	December 31, 2025
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$8.3	Market Approach	Market Convention	(a)	Priced at Par Value
Perpetual Preferred and Equity Securities	19.8	Market Approach	Market Convention	(a)	Priced at Cost, Owner's Equity, or Most Recent Round
Embedded Derivative in Modified Coinsurance Arrangement	17.8	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(b)	Actuarial Assumptions (0.41)%

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
September 30, 2026
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,216.4 million and $3,353.8 million as of September 30, 2026 and December 31, 2025, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

Miscellaneous Long-term Investments: Our shares of Federal Home Loan Bank (FHLB) common stock are carried at cost, which approximates fair value.

Funding Agreements: Funding agreements included in policyholders' account balances represent cash advances used for the purpose of investing in either short-term investments, matched fixed maturity securities, or matched commercial mortgage loans. Carrying amounts approximate fair value.

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
September 30, 2026
Note 3 - Fair Value of Financial Instruments - Continued

The following tables present the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used.

	September 30, 2026
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$1,839.8	$—	$1,839.8	$2,053.2
Policy Loans	—	—	3,581.5	3,581.5	3,538.1
Other Long-term Investments
Miscellaneous Long-term Investments	—	50.4	—	50.4	50.4
Total Financial Instrument Assets Not Carried at Fair Value	$—	$1,890.2	$3,581.5	$5,471.7	$5,641.7

Liabilities
Policyholders' Account Balances
Funding Agreements	$—	$994.7	$—	$994.7	$994.7
Long-term Debt	3,331.9	18.7	—	3,350.6	3,765.7
Other Liabilities	—	311.8	—	311.8	311.8
Total Financial Instrument Liabilities Not Carried at Fair Value	$3,331.9	$1,325.2	$—	$4,657.1	$5,072.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments

Fixed Maturity Securities

At September 30, 2026 and December 31, 2025, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	September 30, 2026
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$840.4	$—	$3.5	$49.3	$794.6
States, Municipalities, and Political Subdivisions	3,253.0	—	22.0	568.6	2,706.4
Foreign Governments	1,023.4	—	2.4	190.6	835.2
Public Utilities	5,215.1	—	43.3	422.4	4,836.0
Mortgage/Asset-Backed Securities[2]	1,680.9	—	3.2	37.5	1,646.6
All Other Corporate Bonds	24,197.4	—	153.5	2,182.9	22,168.0
Redeemable Preferred Stocks	8.0	—	—	0.3	7.7
Total Fixed Maturity Securities	$36,218.2	$—	$227.9	$3,451.6	$32,994.5

	December 31, 2025
	Amortized Cost, Gross of ACL[1]	ACL[1]	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$543.8	$—	$17.2	$16.0	$545.0
States, Municipalities, and Political Subdivisions	3,450.7	—	73.8	466.4	3,058.1
Foreign Governments	1,008.8	—	18.8	157.3	870.3
Public Utilities	5,048.6	—	175.4	290.1	4,933.9
Mortgage/Asset-Backed Securities[2]	1,187.3	—	9.3	17.3	1,179.3
All Other Corporate Bonds	23,500.0	5.9	527.5	1,559.5	22,462.1
Redeemable Preferred Stocks	8.0	—	—	0.1	7.9
Total Fixed Maturity Securities	$34,747.2	$5.9	$822.0	$2,506.7	$33,056.6

1Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	September 30, 2026
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$268.4	$17.7	$216.3	$31.6
States, Municipalities, and Political Subdivisions	506.8	26.2	1,487.0	542.4
Foreign Governments	304.3	12.0	315.4	178.6
Public Utilities	1,725.0	101.0	1,337.8	321.4
Mortgage/Asset-Backed Securities[1]	798.3	21.8	100.1	15.7
All Other Corporate Bonds	7,473.0	448.9	8,001.4	1,734.0
Redeemable Preferred Stocks	3.9	0.1	3.8	0.2
Total Fixed Maturity Securities	$11,079.7	$627.7	$11,461.8	$2,823.9

	December 31, 2025
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$21.8	$0.4	$235.6	$15.6
States, Municipalities, and Political Subdivisions	138.2	3.6	1,922.2	462.8
Foreign Governments	264.6	5.5	318.2	151.8
Public Utilities	642.1	19.4	1,710.3	270.7
Mortgage/Asset-Backed Securities[1]	206.6	0.4	275.3	16.9
All Other Corporate Bonds	2,060.0	40.6	11,087.9	1,518.9
Redeemable Preferred Stocks	—	—	3.9	0.1
Total Fixed Maturity Securities	$3,333.3	$69.9	$15,553.4	$2,436.8

1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	September 30, 2026
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,246.9	$3.3	$473.5	$8.2	$768.5
Over 1 year through 5 years	6,663.9	83.6	2,418.6	231.8	4,097.1
Over 5 years through 10 years	7,684.7	56.6	2,149.1	526.1	5,066.1
Over 10 years	18,941.8	81.2	4,663.6	2,648.0	11,711.4
	34,537.3	224.7	9,704.8	3,414.1	21,643.1
Mortgage/Asset-Backed Securities[2]	1,680.9	3.2	748.2	37.5	898.4
Total Fixed Maturity Securities	$36,218.2	$227.9	$10,453.0	$3,451.6	$22,541.5

	December 31, 2025
	Amortized Cost, Net of ACL[1]	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,379.9	$3.4	$430.5	$5.1	$947.7
Over 1 year through 5 years	6,484.9	159.7	3,512.5	88.9	3,043.2
Over 5 years through 10 years	7,476.9	260.3	3,873.6	336.5	3,527.1
Over 10 years	18,212.3	389.3	5,655.9	2,058.9	10,886.8
	33,554.0	812.7	13,472.5	2,489.4	18,404.8
Mortgage/Asset-Backed Securities[2]	1,187.3	9.3	697.4	17.3	481.9
Total Fixed Maturity Securities	$34,741.3	$822.0	$14,169.9	$2,506.7	$18,886.7

1Allowance for Credit Losses
2Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of September 30, 2026.

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$31,800.7	$221.7	$3,376.5	97.8%
Below-Investment-Grade	1,193.8	6.2	75.1	2.2
Total Fixed Maturity Securities	$32,994.5	$227.9	$3,451.6	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2026, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments - Continued
which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

As of September 30, 2026, we held 999 individual investment-grade fixed maturity securities and 87 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 702 investment-grade fixed maturity securities and 19 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments - Continued
The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities, which were classified as all other corporate bonds during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30
	2026	2025
	(in millions of dollars)
Balance, beginning of period	$—	$14.4
Change in allowance on securities with allowance recorded in previous period	—	1.6
Change in allowance on securities sold or otherwise disposed during the period	—	(0.8)
Balance, end of period	$—	$15.2

	Nine Months Ended September 30
	2026	2025
	(in millions of dollars)
Balance, beginning of period	$5.9	$2.8
Credit losses on securities for which credit losses were not previously recorded	—	10.5
Change in allowance due to change in intent to sell impaired security	(5.9)	—
Change in allowance on securities with allowance recorded in previous period	—	2.7
Change in allowance on securities sold or otherwise disposed during the period	—	(0.8)
Balance, end of period	$—	$15.2

At September 30, 2026, we had commitments of $182.6 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

As of September 30, 2026, the carrying amount of our variable interest entity investments not consolidated in our financial statements, which are primarily private equity partnerships, totaled $1,448.1 million. At December 31, 2025, the carrying amount of our variable interest entity investments not consolidated in our financial statements, which are primarily private equity partnerships, totaled $1,456.3 million. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Mortgage Loans

Our mortgage loan portfolio is well diversified by both geographic region and property type to reduce risk of concentration. All of our mortgage loans are collateralized by commercial real estate. When issuing a new loan, our general policy is not to exceed a loan-to-value ratio, or the ratio of the loan balance to the estimated fair value of the underlying collateral, of 75 percent. We update the loan-to-value ratios based on internal valuation of the collateral at least every three years for each loan, and properties undergo a general inspection at least every two years. At loan origination, we compare the property net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments - Continued
operating income with debt service payments and generally target loans with a debt service coverage ratio above 1.2 times. We update our debt service coverage ratios annually.

We carry our mortgage loans at amortized cost less an allowance for expected credit losses. The amortized cost of our mortgage loans was $2,069.6 million and $2,125.4 million at September 30, 2026 and December 31, 2025, respectively. The allowance for expected credit losses was $16.4 million and $15.9 million at September 30, 2026 and December 31, 2025, respectively. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheets, and the amount of the accrued income was $6.7 million at both September 30, 2026 and December 31, 2025.

The carrying amount of mortgage loans by property type and geographic region are presented below.

	September 30, 2026		December 31, 2025
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$651.0	31.7%	$642.5	30.5%
Industrial	615.8	30.0	659.0	31.2
Office	285.1	13.9	313.3	14.9
Retail	474.0	23.1	467.0	22.1
Other	27.3	1.3	27.7	1.3
Total	$2,053.2	100.0%	$2,109.5	100.0%

Region
New England	$51.2	2.5%	$49.9	2.4%
Mid-Atlantic	154.2	7.5	159.9	7.6
East North Central	266.2	13.0	275.3	13.1
West North Central	119.6	5.8	135.9	6.4
South Atlantic	562.9	27.4	497.2	23.5
East South Central	87.0	4.2	96.7	4.6
West South Central	152.1	7.4	190.5	9.0
Mountain	237.7	11.6	255.3	12.1
Pacific	422.3	20.6	448.8	21.3
Total	$2,053.2	100.0%	$2,109.5	100.0%

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
September 30, 2026
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable internal quality indicators.

	September 30, 2026		December 31, 2025
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Mortgage Rating
AA	$124.5	6.1%	$125.6	6.0%
A	1,038.8	50.5	1,053.4	49.9
BBB	761.1	37.1	804.0	38.1
BB	123.2	6.0	120.5	5.7
B	5.6	0.3	6.0	0.3
Total	$2,053.2	100.0%	$2,109.5	100.0%

Loan-to-Value Ratio[1]
<= 65%	$1,661.8	80.9%	$1,701.2	80.6%
> 65% <= 75%	216.2	10.5	164.3	7.8
> 75% <= 85%	122.4	6.0	162.6	7.7
> 85%	52.8	2.6	81.4	3.9
Total	$2,053.2	100.0%	$2,109.5	100.0%

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments - Continued
The following tables present the amortized cost of our mortgage loans by year of origination and internal quality indicators at September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026
	Prior to 2022	2022	2023	2024	2025	2026	Total
	(in millions of dollars)
Internal Mortgage Rating
AA	$124.6	$—	$—	$—	$—	$—	$124.6
A	844.1	22.7	24.4	6.4	76.2	67.2	1,041.0
BBB	521.6	61.0	41.1	39.1	36.1	66.0	764.9
BB	104.5	—	—	—	20.4	—	124.9
B	14.2	—	—	—	—	—	14.2
Total Amortized Cost	1,609.0	83.7	65.5	45.5	132.7	133.2	2,069.6
Allowance for credit losses	(14.7)	(0.2)	(0.3)	(0.2)	(0.5)	(0.5)	(16.4)
Carrying Amount	$1,594.3	$83.5	$65.2	$45.3	$132.2	$132.7	$2,053.2

Loan-to-Value Ratio[1]
<=65%	$1,359.6	$61.6	$31.8	$11.6	$95.0	$106.5	$1,666.1
>65%<=75%	97.4	8.3	33.7	33.9	17.3	26.7	217.3
>75%<=85%	110.4	13.8	—	—	—	—	124.2
>85%	41.6	—	—	—	20.4	—	62.0
Total Amortized Cost	1,609.0	83.7	65.5	45.5	132.7	133.2	2,069.6
Allowance for credit losses	(14.7)	(0.2)	(0.3)	(0.2)	(0.5)	(0.5)	(16.4)
Carrying Amount	$1,594.3	$83.5	$65.2	$45.3	$132.2	$132.7	$2,053.2

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
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

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments - Continued
The following tables present a roll-forward of the allowance for expected credit losses by loan-to-value ratio for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$4.1	$0.2	$—	$—	$4.3
>65%<=75%	0.8	0.3	—	—	1.1
>75%<=85%	1.0	0.8	—	—	1.8
>85%	10.1	(0.9)	—	—	9.2
Total	$16.0	$0.4	$—	$—	$16.4

	Three Months Ended September 30, 2025
	Beginning of Period	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$3.8	$0.3	$—	$—	$4.1
>65%<=75%	1.5	(0.4)	—	—	1.1
>75%<=85%	1.1	0.9	(0.8)	—	1.2
>85%	9.2	—	—	—	9.2
Total	$15.6	$0.8	$(0.8)	$—	$15.6

	Nine Months Ended September 30, 2026
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$4.3	$—	$—	$—	$4.3
>65%<=75%	0.7	0.4	—	—	1.1
>75%<=85%	1.9	(0.1)	—	—	1.8
>85%	9.0	0.2	—	—	9.2
Total	$15.9	$0.5	$—	$—	$16.4

	Nine Months Ended September 30, 2025
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio[1]
<=65%	$4.2	$(0.1)	$—	$—	$4.1
>65%<=75%	1.7	(0.6)	—	—	1.1
>75%<=85%	2.2	(0.2)	(0.8)	—	1.2
>85%	8.0	1.2	—	—	9.2
Total	$16.1	$0.3	$(0.8)	$—	$15.6

1Loan-to-Value Ratio utilizes the most recent internal valuation of the property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments - Continued
During the nine months ended September 30, 2026, no commercial mortgage loans were modified for borrowers experiencing financial difficulties. During the nine months ended September 30, 2025, we granted an other-than-insignificant payment delay for a commercial mortgage loan with an amortized cost of $14.2 million, which deferred the principal payment for 24 months. This modification represents less than one percent of the commercial mortgage loan portfolio balance. For the three and nine months ended September 30, 2026 and 2025, all commercial loans which were previously modified for borrowers experiencing financial difficulties were current.

As of September 30, 2026 and December 31, 2025, we held no specifically identified impaired mortgage loans. As of September 30, 2025 we held one specifically identified impaired mortgage loan with a carrying value of $8.4 million that was past due regarding principal and/or interest payments. During the three months ended September 30, 2025, it was determined that this loan required further impairment, resulting in a $0.8 million write-off. During the fourth quarter of 2025, the property securing the loan was sold, resulting in a loss on disposal of $1.1 million. No interest income was recognized on this loan following impairment. There were no commercial mortgage loans past due as to principal and/or interest payments as of September 30, 2026 and December 31, 2025.

As of September 30, 2026 and December 31, 2025, we had no commercial mortgage loan foreclosures.

At September 30, 2026, we had $11.1 million of commitments to fund commercial mortgage loans. We estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period using consistent methodology as our current expected credit losses for our funded mortgage loans. At September 30, 2026 and December 31, 2025, we had a nominal amount and no amount, respectively, of expected credit losses related to unfunded commitments on our consolidated balance sheets.

Investment Real Estate

Our investment real estate held for the production of income balance was $60.8 million and $41.7 million at September 30, 2026 and December 31, 2025, respectively, and the associated accumulated depreciation was $204.3 million and $130.1 million at September 30, 2026 and December 31, 2025, respectively. We monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired.

Our held for sale real estate balance was $5.0 million and $41.9 million at September 30, 2026 and December 31, 2025 and the associated accumulated depreciation was $4.7 million and $57.5 million at September 30, 2026 and December 31, 2025, respectively. The estimated fair values less costs to sell are above the carrying values of the properties and we expect to close the sales of the properties within the next twelve months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments - Continued
As of September 30, 2026, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $99.2 million, for which we received collateral in the form of cash and securities of $62.9 million and $40.3 million, respectively. As of December 31, 2025, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $106.1 million, for which we received collateral in the form of cash and securities of $76.1 million and $34.1 million, respectively. We had no outstanding repurchase agreements at September 30, 2026 or December 31, 2025.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	September 30, 2026	December 31, 2025
	Overnight and Continuous
	(in millions of dollars)
Borrowings
United States Government and Government Agencies and Authorities	$0.7	$0.3
Public Utilities	2.6	4.8
Short Term Investments	—	0.1
All Other Corporate Bonds	59.6	70.9
Total Borrowings	62.9	76.1
Gross Amount of Recognized Liability for Securities Lending Transactions	62.9	76.1
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As members of the FHLBs, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLBs. Each member is required to hold a certain minimum amount of FHLB common stock as a condition of membership and additional amounts based on the amount of the borrowings. Advances received from the FHLB are primarily used for the purchase of short-term investments, matched fixed maturity securities, or matched commercial mortgage loans. The carrying value of common stock owned at September 30, 2026 and December 31, 2025 was $50.4 million and $40.7 million, respectively.

Funding Agreement-Backed Loan Program

During February 2026, we established a funding agreement-backed loan (FABL) program, pursuant to which a special purpose unaffiliated Delaware statutory trust (the FABL trust) may borrow funds under a six-month delayed draw term loan facility (the facility) and deposit the proceeds with Colonial Life & Accident Insurance Company (Colonial Life & Accident), a wholly owned insurance subsidiary, pursuant to funding agreements issued by Colonial Life & Accident to the FABL trust. Colonial Life & Accident does not hold any variable interests in the FABL trust. The deposits received by Colonial Life & Accident under the funding agreements will be used for spread lending purposes. The facility permits borrowings by the FABL trust in two tranches, in an aggregate principal amount of up to $500.0 million, with scheduled maturities on the third and fifth anniversaries, respectively, of the date that is six months after the date of the applicable credit agreement. The funding agreements issued by Colonial Life & Accident will have matching interest, maturity and payment terms to the applicable borrowings by the FABL trust. The funding agreements may be collateralized by eligible securities, including agency securities, corporate bonds, municipal bonds, and U.S. Treasury securities. As of September 30, 2026, the funding agreements had been fully collateralized and Colonial Life & Accident had principal outstanding of $500.0 million which are included in policyholders' account balances on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments - Continued
Assets Pledged as Collateral

We maintain borrowing and liquidity facilities that require pledging of collateral, such as FHLB advances. Other arrangements, including FABL and standby letter of credit facilities allow us to pledge collateral as needed. See Note 14 for more information regarding our standby letter of credit facilities. The carrying value of collateral pledged and related obligations outstanding were as follows:

	September 30, 2026
(in millions of dollars)	FHLB	FABL	Credit Facilities
Outstanding Obligation	$804.7	$500.0	$—

Carrying Value of Collateral Posted
Fixed Maturity Securities	$716.9	$680.4	$83.1
Commercial Mortgage Loans	1,102.1	—	—
Cash	—	3.3	—
Total Carrying Value of Collateral Posted	$1,819.0	$683.7	$83.1

	December 31, 2025
(in millions of dollars)	FHLB	FABL	Credit Facilities
Outstanding Obligation	$643.8	$—	$—

Carrying Value of Collateral Posted
Fixed Maturity Securities	$752.4	$—	$—
Commercial Mortgage Loans	1,110.2	—	—
Cash	—	—	—
Total Carrying Value of Collateral Posted	$1,862.6	$—	$—

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
September 30, 2026
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

	September 30, 2026
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$50.3	$—	$50.3	$(48.1)	$—	$2.2
Securities Lending	99.2	—	99.2	(36.3)	(62.9)	—
Total	$149.5	$—	$149.5	$(84.4)	$(62.9)	$2.2

Financial Liabilities:
Derivatives	$421.5	$—	$421.5	$(420.3)	$—	$1.2
Securities Lending	62.9	—	62.9	(62.9)	—	—
Total	$484.4	$—	$484.4	$(483.2)	$—	$1.2

	December 31, 2025
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$51.9	$—	$51.9	$(51.9)	$—	$—
Securities Lending	106.1	—	106.1	(30.0)	(76.1)	—
Total	$158.0	$—	$158.0	$(81.9)	$(76.1)	$—

Financial Liabilities:
Derivatives	$269.7	$—	$269.7	$(269.3)	$—	$0.4
Securities Lending	76.1	—	76.1	(76.1)	—	—
Total	$345.8	$—	$345.8	$(345.4)	$—	$0.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of operations is presented below.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions of dollars)
Fixed Maturity Securities	$461.0	$419.1	$1,329.8	$1,360.2
Derivatives	4.0	3.7	11.4	5.6
Mortgage Loans	21.7	22.0	64.9	65.7
Policy Loans	5.7	5.3	17.0	16.2
Other Long-term Investments
Perpetual Preferred Securities	(0.2)	(0.1)	(0.2)	0.7
Private Equity Partnerships[1]	36.4	21.7	80.4	65.3
Other	3.7	4.2	12.6	23.4
Short-term Investments	13.1	25.5	55.0	86.6
Gross Investment Income	545.4	501.4	1,570.9	1,623.7
Less Investment Expenses	20.2	21.8	78.3	64.5
Less Investment Income on Participation Fund Account Assets	2.8	2.8	8.4	8.5
Net Investment Income	$522.4	$476.8	$1,484.2	$1,550.7

1The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2026 related to private equity partnerships still held at September 30, 2026 was $46.5 million and $102.0 million, respectively, reduced by net management fees and partnership expenses of $(10.1) million and $(21.6) million, respectively. The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2025 related to private equity partnerships still held at September 30, 2025 was $28.8 million and $86.4 million, respectively, reduced by net management fees and partnership expenses of $(7.1) million and $(21.1) million, respectively. See Note 3 for further discussion of private equity partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 4 - Investments - Continued
Investment Gain and Loss

Investment gains and losses are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales[1]	$0.1	$139.2	$1.5	$141.0
Gross Losses on Sales[1]	(21.3)	(11.5)	(30.7)	(71.5)
Impairment Loss[1]	(760.9)	—	(772.0)	(160.9)
Change in Allowance for Credit Losses	—	(0.8)	5.9	(12.4)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.2	0.2	6.4	7.6
Gross Losses on Sales	—	—	—	(0.4)
Impairment Loss	—	(1.6)	—	(5.4)
Change in Allowance for Credit Losses	(0.4)	—	(0.5)	0.5
Embedded Derivative in Modified Coinsurance Arrangement	3.6	3.3	0.9	2.4
All Other Derivatives	(73.5)	0.1	(70.8)	(3.1)
Foreign Currency Transactions	(0.8)	(0.9)	(3.9)	5.7
Net Investment Gains (Losses)	$(853.0)	$128.0	$(863.2)	$(96.5)

1During the three and nine months ended September 30, 2026 we recognized $754.4 million of realized losses based on the intent to dispose of fixed maturity securities with a fair value of $4,232.3 million related to the 2026 reinsurance transaction with Fortitude Reinsurance Company Ltd. (Fortitude Re). Our investment gains and losses on fixed maturity securities for the third quarter and first nine months of 2025 were driven primarily by the Closed Block long-term care and Unum US individual disability reinsurance transaction (2025 Fortitude Re reinsurance transaction) which resulted in a net gain of $137.6 million in the third quarter of 2025 and a net loss of $46.8 million in the first nine months of 2025. We also realized a $19.1 million loss on sales of fixed maturity securities related to the funding of an extraordinary dividend from a wholly owned insurance subsidiary to Unum Group in the first nine months of 2025.

Note 5 - Derivative Financial Instruments

Purpose of Derivatives

We are exposed to certain risks relating to our ongoing business operations and anticipated reinsurance transactions. The primary risks managed by using derivative instruments are interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, credit risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, and total return swaps. Transactions hedging interest rate risk are primarily associated with our individual and group long-term care and individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes. We do not use derivative financial instruments for speculative purposes.

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
September 30, 2026
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

Derivatives not designated as hedging instruments, which are used to reduce our exposure to foreign currency risk, volatility of the underlying deferred assets in our non-qualified defined contribution plan, credit risk, interest rate risk, and duration risk are as follows:

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

•Total return swaps are used to economically hedge a portion of the liability related to our non-qualified defined contribution plan. They are also used to economically hedge the interest rate and duration risk associated with a portion of the consideration payable upon closing of the 2026 Fortitude Re reinsurance transaction. In addition, we have used total return swaps to hedge the economic risk from credit spread and interest rate duration exposure related to certain cash and cash equivalent amounts. A total return swap is an agreement in which we pay a floating rate of interest and a spread to the counterparty and receive the total return on a portfolio of mutual funds and/or exchange traded funds. These swaps may be settled/reset periodically during the term of the contract or at maturity, depending on the terms of the underlying agreement.

•Forward benchmark interest rate locks are used to hedge interest rate and duration risk associated with a portion of the consideration payable upon closing of the 2026 Fortitude Re reinsurance transaction. A forward benchmark interest rate lock is a derivative contract without an initial investment where we and the counterparty agree to purchase or sell a specific benchmark interest rate fixed maturity bond at a future date at a predetermined price or yield.

•Interest rate swaps are used to economically hedge interest rate risk associated with certain floating rate liabilities. An interest rate swap is an agreement in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and variable rate interest amounts. We use these interest rate swaps to reduce the variability of cash flows associated with certain floating rate liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 5 - Derivative Financial Instruments - Continued
Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily changes in interest rates, exchange rates, and equity prices) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At September 30, 2026, we had $2.2 million credit exposure on derivatives. At December 31, 2025, we had no credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	September 30, 2026	December 31, 2025
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$—	$1.6
Fixed Maturity Securities	1.0	4.2
	$1.0	$5.8
Carrying Value of Collateral Posted to Counterparties
Cash	$7.7	$—
Fixed Maturity Securities	439.6	244.3
	$447.3	$244.3

See Note 4 for further discussion of our master netting agreements.

All of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $421.5 million and $269.7 million at September 30, 2026 and December 31, 2025, respectively.

Cash Flow Hedges

As of September 30, 2026 and December 31, 2025, we had $109.2 million and $127.3 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of September 30, 2026 and December 31, 2025, we had $2,311.0 million and $2,603.0 million, respectively, notional amount of forward benchmark interest rate locks to hedge the anticipated purchase of fixed maturity securities.

As of September 30, 2026, we expect to amortize approximately $(0.4) million of net deferred losses on derivative instruments during the next twelve months. This amount will be reclassified from AOCI into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from AOCI into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2026, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2053.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 5 - Derivative Financial Instruments - Continued
Fair Value Hedges

As of September 30, 2026 and December 31, 2025, we had $848.0 million and $768.6 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

The following tables summarize the amortized cost, carrying amount of hedged assets, and the related cumulative basis adjustments related to our fair value hedges.

	September 30, 2026
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$848.7	$727.5	$0.3

	December 31, 2025
	(in millions of dollars)
	Amortized Cost of Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$793.4	$695.0	$24.7

For the three and nine months ended September 30, 2026, $(16.1) million and $(23.5) million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. For the three and nine months ended September 30, 2025, $6.4 million and $31.3 million, respectively, of the derivative instruments' gain (loss) related to cross-currency basis spread and forward points was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of September 30, 2026 and December 31, 2025, we held $82.9 million and $115.6 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of September 30, 2026 and December 31, 2025, we held $45.8 million and $48.9 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss.

As of September 30, 2026 and December 31, 2025, we held $172.5 million and $154.8 million, respectively, notional amount of total return swaps to mitigate the volatility associated with changes in the fair value of the underlying notional assets in our non-qualified defined contribution plan. This derivative is an economic hedge not designated as a hedging instrument, and changes in fair value are reported as a component of other expenses in our consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 5 - Derivative Financial Instruments - Continued
As of September 30, 2026 and December 31, 2025, we held total return swap contracts with notional amounts of $549.8 million and zero, respectively, and forward benchmark interest rate lock contracts with notional amounts of $832.0 million and zero, respectively, to economically hedge risks associated with consideration payable in connection with reinsurance transactions with Fortitude Re. These derivatives are not designated as hedging instruments. Changes in fair value are reported in consolidated statements of operations in net investment gain or loss. Contract settlements, dividend payments, and financing costs are reported in net investment income. During 2025, we entered into a $700.0 million total return swap related to a reinsurance transaction with Fortitude Re that was unwound and settled for cash in the second quarter of 2025.

As of September 30, 2026, we held interest rate swap contracts with a notional amount of $205.8 million to mitigate interest rate risk associated with certain floating rate liabilities associated with our spread lending program. No such derivatives were held as of December 31, 2025. These derivatives are not designated as hedging instruments, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net investment gain or loss. Net interest settlements are reported in earnings as a component of net investment income.

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
September 30, 2026
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

	September 30, 2026
		Derivative Assets	Derivative Liabilities
	Notional Amount	Fair Value	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forward Benchmark Interest Rate Locks	$2,311.0	$—	$317.2
Foreign Currency Interest Rate Swaps	109.2	11.2	0.9
Total Cash Flow Hedges	2,420.2	11.2	318.1

Fair Value Hedges
Foreign Currency Interest Rate Swaps	848.0	33.4	26.5
Total Designated as Hedging Instruments	$3,268.2	$44.6	$344.6

Not Designated as Hedging Instruments
Interest Rate Swaps	$205.8	$4.7	$—
Foreign Currency Forwards	45.8	1.0	0.4
Foreign Currency Interest Rate Swaps	82.9	—	10.7
Total Return Swaps	722.3	—	20.6
Forward Benchmark Interest Rate Locks	832.0	—	45.2
Embedded Derivative in Modified Coinsurance Arrangement	—	18.7	—
Total Not Designated as Hedging Instruments	$1,888.8	$24.4	$76.9

Total Derivatives	$5,157.0	$69.0	$421.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
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
September 30, 2026
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of operations.

	Three Months Ended September 30
	2026			2025
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Operations of Which Hedged Items are Recorded	$522.4	$(853.0)	$54.0	$476.8	$128.0	$52.2

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged Items	10.9	(17.4)	0.7	11.8	39.2	0.7
Derivatives Designated as Hedging Instruments	1.1	—	—	1.5	2.2	0.1
Foreign Exchange Contracts:
Hedged Items	1.6	0.9	—	1.6	(0.9)	—
Derivatives Designated as Hedging Instruments	0.1	(1.0)	—	(0.9)	0.8	—
Forward Benchmark Interest Rate Locks:
Hedged Items	19.2	(24.4)	—	14.6	0.5	—
Derivatives Designated as Hedging Instruments	(0.7)	(10.0)	—	(0.4)	(3.1)	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged Items	6.5	(8.9)	—	6.1	(2.3)	—
Derivatives Designated as Hedging Instruments	3.3	8.9	—	3.7	2.3	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 5 - Derivative Financial Instruments - Continued

	Nine Months Ended September 30
	2026			2025
	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Operations of Which Hedged Items are Recorded	$1,484.2	$(863.2)	$160.4	$1,550.7	$(96.5)	$156.2

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged Items	31.9	(17.4)	2.1	46.8	38.9	2.2
Derivatives Designated as Hedging Instruments	3.6	—	—	7.0	2.2	0.1
Foreign Exchange Contracts:
Hedged Items	5.1	(2.3)	—	5.9	(1.0)	—
Derivatives Designated as Hedging Instruments	0.3	1.0	—	(1.3)	0.9	—
Forward Benchmark Interest Rate Locks:
Hedged Items	54.1	(24.4)	—	40.5	0.5	—
Derivatives Designated as Hedging Instruments	(1.8)	(10.0)	—	(1.2)	(3.1)	—

Gain (Loss) on Fair Value Hedging Relationships
Foreign Exchange Contracts:
Hedged Items	18.8	(24.4)	—	15.7	69.8	—
Derivatives Designated as Hedging Instruments	9.3	24.4	—	1.4	(69.8)	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forward Benchmark Interest Rate Locks	$(159.1)	$17.9	$(150.4)	$(16.7)
Foreign Exchange Contracts	(1.7)	2.5	(2.4)	(1.9)
Total	$(160.8)	$20.4	$(152.8)	$(18.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of operations.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions of dollars)
Net Investment Gain (Loss)
Foreign Exchange Contracts	$0.9	$—	$3.6	$(5.9)
Embedded Derivative in Modified Coinsurance Arrangement	3.6	3.3	0.9	2.4
Total Return Swaps	(27.2)	—	(27.2)	2.8
Interest Rate Swaps	4.7	—	4.7	—
Forward Benchmark Interest Rate Locks	(51.9)	—	(51.9)	—
Total	$(69.9)	$3.3	$(69.9)	$(0.7)

Net Investment Income
Total Return Swaps	$5.0	$—	$5.0	$0.9

Other Expenses
Loss (Gain) on Total Return Swaps	$1.7	$(6.8)	$(10.6)	$(13.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 6 - Accumulated Other Comprehensive Loss
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Loss on Securities	Effect of Change in Discount Rate Assumptions on the LFPB[1]	Net Loss on Derivatives	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at June 30, 2026	$(2,292.8)	$1,174.5	$(279.2)	$(266.7)	$(205.8)	$(1,870.0)
Other Comprehensive Income (Loss) Before Reclassifications	(1,533.0)	1,702.3	(140.4)	(3.2)	(0.1)	25.6
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	610.0	—	8.3	—	2.1	620.4
Net Other Comprehensive Income (Loss)	(923.0)	1,702.3	(132.1)	(3.2)	2.0	646.0
Balance at September 30, 2026	$(3,215.8)	$2,876.8	$(411.3)	$(269.9)	$(203.8)	$(1,224.0)

Balance at June 30, 2025	$(2,253.7)	$1,058.9	$(285.0)	$(220.7)	$(340.2)	$(2,040.7)
Other Comprehensive Income (Loss) Before Reclassifications	375.8	(402.3)	20.9	(25.4)	1.6	(29.4)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(100.3)	—	(0.1)	—	3.2	(97.2)
Net Other Comprehensive Income (Loss)	275.5	(402.3)	20.8	(25.4)	4.8	(126.6)
Balance at September 30, 2025	$(1,978.2)	$656.6	$(264.2)	$(246.1)	$(335.4)	$(2,167.3)

Balance at December 31, 2025	$(2,003.1)	$929.9	$(278.8)	$(245.6)	$(210.9)	$(1,808.5)
Other Comprehensive Income (Loss) Before Reclassifications	(1,833.1)	1,946.9	(138.3)	(24.3)	1.0	(47.8)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	620.4	—	5.8	—	6.1	632.3
Net Other Comprehensive Income (Loss)	(1,212.7)	1,946.9	(132.5)	(24.3)	7.1	584.5
Balance at September 30, 2026	$(3,215.8)	$2,876.8	$(411.3)	$(269.9)	$(203.8)	$(1,224.0)

Balance at December 31, 2024	$(2,755.2)	$1,185.4	$(270.7)	$(343.0)	$(340.2)	$(2,523.7)
Other Comprehensive Income (Loss) Before Reclassifications	695.0	(528.8)	10.1	96.9	(4.8)	268.4
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	82.0	—	(3.6)	—	9.6	88.0
Net Other Comprehensive Income (Loss)	777.0	(528.8)	6.5	96.9	4.8	356.4
Balance at September 30, 2025	$(1,978.2)	$656.6	$(264.2)	$(246.1)	$(335.4)	$(2,167.3)

[1]Liability for Future Policy Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 6 - Accumulated Other Comprehensive Loss - Continued
Amounts reclassified from accumulated other comprehensive loss were recognized in our consolidated statements of operations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions of dollars)
Net Unrealized Loss on Securities
Net Investment Loss on Fixed Maturity Securities
Net Gain (Loss) on Sales	$(21.2)	$127.7	$(29.2)	$69.5
Impairment Loss	(750.9)	—	(762.0)	(160.9)
Change in Allowance for Credit Losses[1]	—	(0.8)	5.9	(12.4)
	(772.1)	126.9	(785.3)	(103.8)
Income Tax Expense (Benefit)	(162.1)	26.6	(164.9)	(21.8)
Total	$(610.0)	$100.3	$(620.4)	$(82.0)

Net Loss on Derivatives
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$0.4	$1.1	$1.8	$5.8
Net Investment Gain (Loss)
Loss on Interest Rate Swaps and Forwards	(10.0)	(0.9)	(10.0)	(0.9)
Gain (Loss) on Foreign Currency Interest Rate Swaps	(1.0)	(0.1)	0.8	(0.4)
	(10.6)	0.1	(7.4)	4.5
Income Tax Expense (Benefit)	(2.3)	—	(1.6)	0.9
Total	$(8.3)	$0.1	$(5.8)	$3.6

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Gain (Loss)	$(2.7)	$(4.2)	$(7.9)	$(12.4)
Amortization of Prior Service Credit	0.1	0.1	0.2	0.2
	(2.6)	(4.1)	(7.7)	(12.2)
Income Tax Benefit	(0.5)	(0.9)	(1.6)	(2.6)
Total	$(2.1)	$(3.2)	$(6.1)	$(9.6)

[1]Includes change in allowance on securities impaired, sold or otherwise disposed during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 7 - Liability for Future Policy Benefits
Liabilities for future policy benefits represent the cost of claims that we estimate we will eventually pay to our policyholders which includes policy liabilities for claims not yet incurred and for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Liabilities for future policy benefits also include the related expenses for our non interest-sensitive life and accident and health products. The liability for future policy benefits is calculated based on the present value of the estimated future policy benefits less the present value of estimated future net premiums collected. Net premiums represent the portion of the gross premium required to provide for all benefits and expenses, excluding acquisition costs or any costs that are required to be charged to expense as incurred. Insureds who have experienced an insured event and for whom future benefit payments are expected after the reporting date are considered to be on claim. For Unum US group disability, Unum US group life and accidental death and dismemberment, Unum UK group disability, and Unum UK group life policies, the tables presenting the balances and changes in the liability for future policy benefits represent only insureds on claim, as there is generally no liability for future policy benefits for insureds not on claim. Therefore, the present value of expected net premiums and expected future gross premiums (both discounted and undiscounted) for Unum US group disability, Unum US group life and accidental death and dismemberment, Unum UK group disability, and Unum UK group life products will generally be zero, as we generally do not collect premium from insureds on claim. In calculating the liability for future policy benefits, our long-duration contracts are grouped into cohorts by product type and contract issue year.

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

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate. The weighted average current discount rate was 6.0 percent at September 30, 2026 compared to 5.1 percent at December 31, 2025 with the increase due primarily to an increase in U.S. Treasury rates. The weighted average current discount rate was 5.1 percent at September 30, 2025 and 5.3 percent at December 31, 2024 with the decrease due primarily to a decrease in U.S. Treasury rates.

During the third quarter of 2026, we completed our annual cash flow assumption review and updated certain assumptions used to develop the liability for future policy benefits which resulted in a net decrease to the liability. The decrease to the liability for future policy benefits was driven primarily by the impact of assumption updates in our Colonial Life segment and Unum US group disability product line, partially offset by the impact of assumption updates in the Closed Block long-term care product line and in the Unum International segment. The Colonial Life assumption updates were primarily driven by lower expectations for morbidity assumptions, increased policyholder lapse rates, and lower mortality assumptions. The Unum US group disability product line assumption updates were primarily driven by favorable social security benefit offsets and claim recovery trends, partially offset by higher claim incidence. The Closed Block long-term care assumption updates were primarily driven by higher expectations for claim incidence assumptions and lower expectations for mortality assumptions, partially offset by an increase to expected future premium rate approvals. The Unum International segment assumption updates were primarily driven by higher claim incidence assumptions for our Unum UK group disability product line.

During the third quarter of 2025, we completed our annual cash flow assumption review and updated certain assumptions used to develop the liability for future policy benefits which resulted in a net increase to the liability. The increase to the liability for future policy benefits was driven primarily by the impact of assumption updates in our Closed Block long-term care product line, partially offset by the impact of assumption updates in the Unum US group disability product line and our Unum US individual disability product line. The Closed Block long-term care assumption updates were primarily driven by the removal of morbidity and mortality improvement assumptions. Also contributing were higher expectations for claim incidence assumptions, and the removal of future assumptions related to new enrollments on existing group cases, partially offset by an increase to expected future premium rate approvals and higher expectations for claim terminations. The Unum US group disability product line assumption updates were primarily related to claim resolution assumptions driven by favorable claim recovery trends and higher mortality expectations, while the Unum US individual disability product line assumption updates were primarily driven by favorable claim incidence and recovery trends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued
Actual variance from expected experience during the first nine months of 2026 was due primarily to the Closed Block long-term care and Unum US group life and accidental death and dismemberment product lines. The variance in the Closed Block long-term care product line was primarily due to higher group long-term care policy terminations and related port activity, higher than expected claim incidence, and lower than expected claim terminations. The variance in the Unum US group life and accidental death and dismemberment product line was driven primarily by lower than expected claim incidence.

Actual variance from expected experience during the first nine months of 2025 was due primarily to the Closed Block long-term care, Unum US group disability, Unum US group life and accidental death and dismemberment, and Closed Block all other product lines. The variance in the Closed Block long-term care product line was primarily due to higher than expected claim incidence and mortality experience. The variance in the Unum US group disability and group life and accidental death and dismemberment product lines was primarily due to higher than expected claim resolutions driven by recoveries. Also impacting the variance in the Unum US group life and accidental death and dismemberment product line was lower than expected claim incidence. The variance in the Closed Block all other product line was driven primarily by higher than expected mortality experience driven by our individual disability product.

For the nine months ended September 30, 2026 and 2025, there were certain cohorts within the Closed Block segment, related to our long-term care product line, and within the Colonial Life segment, related to our cancer and critical illness product line for which net premiums exceed gross premiums. The cohorts for which net premiums exceeded the gross premiums within the Closed Block segment resulted in a $121.6 million reduction to income before income tax for the nine months ended September 30, 2026 and resulted in a $425.6 million reduction to income before income tax for the nine months ended September 30, 2025. There were also certain cohorts within the Colonial Life segment for which net premiums exceeded gross premiums which had an immaterial impact to income before income tax for the nine months ended September 30, 2026. The cohorts for which net premiums exceeded the gross premiums within the Colonial Life segment for the nine months ended September 30, 2025 resulted in a $10.9 million reduction to income before income tax. The impact to income for capped cohorts includes the impact of assumption updates. There were no other product lines with cohorts for which net premiums exceeded gross premiums for the nine months ended September 30, 2026 or 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued
The following table presents balances as well as the changes in the liability for future policy benefits for traditional long duration products.

	Consolidated
	September 30
	2026	2025
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$14,416.5	$13,930.6
Beginning balance at original discount rate	14,393.0	14,266.9
Effect of changes in cash flow assumptions	(173.7)	161.7
Effect of actual variances from expected experience	(344.4)	(229.0)
Adjusted beginning of year balance	13,874.9	14,199.6
Issuances	979.6	941.3
Interest accretion	475.4	482.2
Net premiums collected	(1,310.7)	(1,258.7)
Foreign currency	(26.4)	42.7
Ending balance at original discount rate	13,992.8	14,407.1
Effect of change in discount rate assumptions	(831.8)	65.1
Balance, end of period	$13,161.0	$14,472.2

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$50,683.1	$48,920.1
Beginning balance at original discount rate	51,638.5	50,778.2
Effect of changes in cash flow assumptions	(192.0)	715.9
Effect of actual variances from expected experience	(165.2)	(292.3)
Adjusted beginning of year balance	51,281.3	51,201.8
Issuances[1]	2,758.6	2,588.5
Interest accretion	1,721.4	1,703.4
Benefit payments	(4,237.0)	(4,120.3)
Foreign currency	(83.2)	228.8
Ending balance at original discount rate	51,441.1	51,602.2
Effect of change in discount rate assumptions	(4,751.4)	(565.1)
Balance, end of period	$46,689.7	$51,037.1

Net liability for future policy benefits	$33,528.7	$36,564.9
Other[2]	1,430.5	1,539.6
Total liability for future policy benefits	34,959.2	38,104.5
Less: Reinsurance recoverable related to future policy benefits	9,364.6	10,434.7
Net liability for future policy benefits, after reinsurance recoverable	$25,594.6	$27,669.8

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
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued
The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of operations as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products presented in the rollforward activity above.

	Consolidated
	Nine Months Ended September 30
	2026	2025
	(in millions of dollars)
Amount recognized in the statements of operations:
Gross premiums or assessments	$8,280.0	$7,866.7
Interest accretion	$1,246.0	$1,221.2

	Consolidated
	September 30
	2026	2025
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$100,828.6	$102,872.2
Expected future gross premiums	$38,585.8	$39,457.2

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$25,728.5	$26,202.4

Weighted average interest rate:
Interest accretion rate	5.0%	4.9%
Current discount rate	6.0%	5.1%

Weighted average duration of the liability	10.9 years	11.2 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued
Unum US Segment

The following tables present the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum US segment.

	September 30, 2026
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$—	$—	$1,385.5	$1,236.5	$2,622.0
Beginning balance at original discount rate	—	—	1,447.3	1,232.5	2,679.8
Effect of changes in cash flow assumptions	—	—	(42.2)	(106.2)	(148.4)
Effect of actual variances from expected experience	—	—	(27.0)	(7.6)	(34.6)
Adjusted beginning of year balance	—	—	1,378.1	1,118.7	2,496.8
Issuances[1]	—	—	393.4	122.9	516.3
Interest accretion	—	—	38.6	37.2	75.8
Net premiums collected	—	—	(191.4)	(139.0)	(330.4)
Ending balance at original discount rate	—	—	1,618.7	1,139.8	2,758.5
Effect of change in discount rate assumptions	—	—	(140.0)	(51.4)	(191.4)
Balance, end of period	$—	$—	$1,478.7	$1,088.4	$2,567.1

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$4,588.1	$801.6	$2,536.9	$3,140.7	$11,067.3
Beginning balance at original discount rate	4,656.9	807.5	2,751.1	3,150.4	11,365.9
Effect of changes in cash flow assumptions	(56.9)	(2.6)	(53.6)	(131.9)	(245.0)
Effect of actual variances from expected experience	2.2	(35.5)	(26.5)	(14.8)	(74.6)
Adjusted beginning of year balance	4,602.2	769.4	2,671.0	3,003.7	11,046.3
Issuances[1]	973.3	323.1	416.6	131.6	1,844.6
Interest accretion	100.9	12.2	85.1	107.0	305.2
Benefit payments	(1,081.4)	(307.3)	(243.6)	(217.1)	(1,849.4)
Ending balance at original discount rate	4,595.0	797.4	2,929.1	3,025.2	11,346.7
Effect of change in discount rate assumptions	(235.7)	(24.0)	(401.8)	(206.0)	(867.5)
Balance, end of period	$4,359.3	$773.4	$2,527.3	$2,819.2	$10,479.2

Net liability for future policy benefits	$4,359.3	$773.4	$1,048.6	$1,730.8	$7,912.1
Other	0.1	0.8	4.8	24.8	30.5
Total liability for future policy benefits	4,359.4	774.2	1,053.4	1,755.6	7,942.6
Less: Reinsurance recoverable related to future policy benefits	23.5	5.7	11.5	340.1	380.8
Net liability for future policy benefits, after reinsurance recoverable	$4,335.9	$768.5	$1,041.9	$1,415.5	$7,561.8

[1]Issuances include new policy issuances for most product lines. Issuances for Unum US group disability and Unum US group life and AD&D represents new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

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
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued
The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of operations as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Unum US segment presented in the rollforward activity above.

	Nine Months Ended September 30, 2026
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statements of operations:
Gross premiums or assessments	$2,467.7	$1,678.6	$715.7	$516.9	$5,378.9
Interest accretion	$100.9	$12.2	$46.5	$69.8	$229.4

	Nine Months Ended September 30, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars)
Amount recognized in the statements of operations:
Gross premiums or assessments	$2,362.1	$1,574.1	$658.2	$509.5	$5,103.9
Interest accretion	$110.0	$13.0	$45.7	$71.2	$239.9

	September 30, 2026
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Total Unum US
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$5,545.2	$901.5	$6,075.0	$4,791.1	$17,312.8
Expected future gross premiums	$—	$—	$6,621.2	$5,352.1	$11,973.3

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$—	$—	$4,227.5	$3,949.0	$8,176.5

Weighted average interest rate:
Interest accretion rate	4.3%	2.5%	5.0%	5.1%	4.4%
Current discount rate	5.5%	3.1%	6.3%	5.9%	5.5%

Weighted average duration of the liability	3.9 years	2.3 years	17.6 years	9.0 years	6.8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

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
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued
Unum International Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Unum International segment.

	September 30
	2026	2025
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$352.8	$276.1
Beginning balance at original discount rate	378.0	314.2
Effect of changes in cash flow assumptions	0.4	(7.8)
Effect of actual variances from expected experience	0.4	5.3
Adjusted beginning of year balance	378.8	311.7
Issuances[1]	28.2	26.8
Interest accretion	10.9	10.1
Net premiums collected	(26.6)	(24.6)
Foreign currency	(26.4)	42.7
Ending balance at original discount rate	364.9	366.7
Effect of change in discount rate assumptions	(46.6)	(32.3)
Balance, end of period	$318.3	$334.4

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$2,699.0	$2,391.6
Beginning balance at original discount rate	2,923.4	2,641.5
Effect of changes in cash flow assumptions	13.6	(15.1)
Effect of actual variances from expected experience	11.1	(7.5)
Adjusted beginning of year balance	2,948.1	2,618.9
Issuances[1]	386.5	320.5
Interest accretion	59.5	55.5
Benefit payments	(366.6)	(339.2)
Foreign currency	(83.2)	228.8
Ending balance at original discount rate	2,944.3	2,884.5
Effect of change in discount rate assumptions	(367.3)	(272.1)
Balance, end of period	$2,577.0	$2,612.4

Net liability for future policy benefits	$2,258.7	$2,278.0
Other	52.9	50.2
Total liability for future policy benefits	2,311.6	2,328.2
Less: Reinsurance recoverable related to future policy benefits	93.0	70.0
Net liability for future policy benefits, after reinsurance recoverable	$2,218.6	$2,258.2

[1]Issuances for Unum International primarily represent new claim incurrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued
The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of operations as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Unum International segment presented in the rollforward activity above.

	Nine Months Ended September 30
	2026	2025
	(in millions of dollars)
Amount recognized in the statements of operations:
Gross premiums or assessments	$892.0	$782.8
Interest accretion	$48.6	$45.4

	September 30
	2026	2025
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$4,748.1	$4,641.9
Expected future gross premiums	$1,622.4	$1,587.2

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$999.8	$994.4

Weighted average interest rate:
Interest accretion rate	4.2%	4.1%
Current discount rate	5.7%	5.1%

Weighted average duration of the liability	8.6 years	8.8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued
Colonial Life Segment

The following table presents the balances and changes in the reserves for future policy benefits for traditional long duration products in the Colonial Life segment.

	September 30
	2026	2025
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$3,709.0	$3,553.3
Beginning balance at original discount rate	3,850.9	3,793.8
Effect of changes in cash flow assumptions	(74.9)	0.7
Effect of actual variances from expected experience	(46.5)	(35.8)
Adjusted beginning of year balance	3,729.5	3,758.7
Issuances	435.1	426.7
Interest accretion	106.8	105.8
Net premiums collected	(470.1)	(462.1)
Ending balance at original discount rate	3,801.3	3,829.1
Effect of change in discount rate assumptions	(323.9)	(136.8)
Balance, end of period	$3,477.4	$3,692.3

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$5,710.4	$5,434.9
Beginning balance at original discount rate	6,179.4	6,026.2
Effect of changes in cash flow assumptions	(117.7)	(7.6)
Effect of actual variances from expected experience	(71.7)	(50.2)
Adjusted beginning of year balance	5,990.0	5,968.4
Issuances	469.6	461.2
Interest accretion	180.8	177.3
Benefit payments	(496.4)	(480.4)
Ending balance at original discount rate	6,144.0	6,126.5
Effect of change in discount rate assumptions	(836.6)	(432.1)
Balance, end of period	$5,307.4	$5,694.4

Net liability for future policy benefits	$1,830.0	$2,002.1
Other	30.9	25.3
Total liability for future policy benefits	1,860.9	2,027.4
Less: Reinsurance recoverable related to future policy benefits	1.2	1.2
Net liability for future policy benefits, after reinsurance recoverable	$1,859.7	$2,026.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued
The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of operations as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Colonial Life segment presented in the rollforward activity above.

	Nine Months Ended September 30
	2026	2025
	(in millions of dollars)
Amount recognized in the statements of operations:
Gross premiums or assessments	$1,374.6	$1,329.8
Interest accretion	$74.0	$71.5

	September 30
	2026	2025
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$11,233.7	$10,893.9
Expected future gross premiums	$13,318.1	$13,078.5

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$9,348.6	$9,268.7

Weighted average interest rate:
Interest accretion rate	4.5%	4.4%
Current discount rate	6.2%	5.2%

Weighted average duration of the liability	17.6 years	17.6 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued
Closed Block Segment

The following tables present the balances and changes in the reserves for future policy benefits for traditional long duration products in the Closed Block segment.

	September 30, 2026
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Present Value of Expected Net Premiums
Balance, beginning of year	$7,732.7	$—	$7,732.7
Beginning balance at original discount rate	7,484.3	—	7,484.3
Effect of changes in cash flow assumptions	49.2	—	49.2
Effect of actual variances from expected experience	(263.7)	—	(263.7)
Adjusted beginning of year balance	7,269.8	—	7,269.8
Interest accretion	281.9	—	281.9
Net premiums collected	(483.6)	—	(483.6)
Ending balance at original discount rate	7,068.1	—	7,068.1
Effect of change in discount rate assumptions	(269.9)	—	(269.9)
Balance, end of period	$6,798.2	$—	$6,798.2

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$24,420.6	$6,785.8	$31,206.4
Beginning balance at original discount rate	24,113.6	7,056.2	31,169.8
Effect of changes in cash flow assumptions	157.2	(0.1)	157.1
Effect of actual variances from expected experience	(19.7)	(10.3)	(30.0)
Adjusted beginning of year balance	24,251.1	7,045.8	31,296.9
Issuances[1]	—	57.9	57.9
Interest accretion	947.8	228.1	1,175.9
Benefit payments	(893.6)	(631.0)	(1,524.6)
Ending balance at original discount rate	24,305.3	6,700.8	31,006.1
Effect of change in discount rate assumptions	(2,010.8)	(669.2)	(2,680.0)
Balance, end of period	$22,294.5	$6,031.6	$28,326.1

Net liability for future policy benefits	$15,496.3	$6,031.6	$21,527.9
Other[2]	2.3	1,313.9	1,316.2
Total liability for future policy benefits	15,498.6	7,345.5	22,844.1
Less: Reinsurance recoverable related to future policy benefits	3,134.8	5,754.8	8,889.6
Net liability for future policy benefits, after reinsurance recoverable	$12,363.8	$1,590.7	$13,954.5

[1]Issuances for Closed Block - All Other represents new claim incurrals.
[2]Other for Closed Block - All Other primarily includes our closed block group pension products and certain of our ceded closed block individual life products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

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
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued
The following tables summarize the amount of gross premiums and interest accretion reflected in the statements of operations as well as the undiscounted and discounted expected gross premiums and expected future benefit payments and the weighted average interest rates for traditional long duration products in the Closed Block segment presented in the rollforward activity above.

	Nine Months Ended September 30, 2026
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statements of operations:
Gross premiums or assessments	$532.2	$102.3	$634.5
Interest accretion	$665.9	$228.1	$894.0

	Nine Months Ended September 30, 2025
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars)
Amount recognized in the statements of operations:
Gross premiums or assessments	$529.0	$121.2	$650.2
Interest accretion	$619.6	$244.8	$864.4

	September 30, 2026
	Long-term Care	All Other	Total Closed Block
	(in millions of dollars, except weighted average data)
Amount of undiscounted:
Expected future benefit payments	$57,867.8	$9,666.2	$67,534.0
Expected future gross premiums	$11,672.0	$—	$11,672.0

Amount of discounted (at interest accretion rate):
Expected future gross premiums	$7,203.6	$—	$7,203.6

Weighted average interest rate:
Interest accretion rate	5.6%	4.6%	5.3%
Current discount rate	6.4%	6.1%	6.3%

Weighted average duration of the liability	14.0 years	7.0 years	12.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued

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
September 30, 2026
Note 7 - Liability for Future Policy Benefits - Continued
Reconciliation

A reconciliation of the liability for future policy benefits reflected in the preceding rollforwards to the related liability balances in the consolidated balance sheets is as follows:

	September 30
	2026	2025
	(in millions of dollars)
Liability for future policy benefits
Unum US1	$7,942.6	$8,525.3
Unum International[1]	2,311.6	2,328.2
Colonial Life	1,860.9	2,027.4
Closed Block[1]	22,844.1	25,223.6
Other products[1]	185.4	196.2
Total liability for future policy benefits	$35,144.6	$38,300.7

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
September 30, 2026
Note 8 - Policyholders' Account Balances
Policyholders' account balances primarily include universal life, corporate-owned life insurance, and certain funding agreements. Policyholders' account balances reflect policyholder deposits and interest credited less cost of insurance, administration expenses, surrender charges, and withdrawals.

The following table presents the balances and changes in the policyholders' account balances:

	September 30, 2026
	Unum US - Voluntary Benefits	Colonial Life	Closed Block - All Other	Total
	(in millions of dollars, except weighted average data)
Balance, beginning of year	$548.4	$845.2	$4,073.4	$5,467.0
Premiums received	33.3	53.4	20.1	106.8
Policy charges[1]	(38.7)	(50.6)	(79.0)	(168.3)
Surrenders and withdrawals	(26.6)	(26.6)	(165.2)	(218.4)
Benefit payments	(4.5)	(6.1)	(130.9)	(141.5)
Interest credited	14.0	25.3	233.3	272.6
Other	5.7	(0.3)	3.2	8.6
Balance, end of period	531.6	840.3	3,954.9	5,326.8
Reserves in excess of account balance	120.3	12.7	40.3	173.3
Total policyholders' account balances	651.9	853.0	3,995.2	5,500.1
Less: Reinsurance recoverable related to policyholders' account balances	0.6	—	3,995.2	3,995.8
Net policyholders' account balances, after reinsurance recoverable	$651.3	$853.0	$—	$1,504.3

Weighted average crediting rate	3.5%	4.1%	8.0%	6.9%
Net amount at risk[2]	$3,480.7	$7,306.6	$1,473.3	$12,260.6
Cash surrender value	$523.1	$824.7	$3,916.0	$5,263.8

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

A reconciliation of policyholders' account balances reflected in the preceding rollforward to the related liability balances in the consolidated balance sheets is as follows:

September 30
2026
(in millions of dollars)
Policyholders' account balances
Unum US	$651.9
Colonial Life	853.0
Closed Block	3,995.2
Funding agreements	994.7
Total policyholders' account balances	$6,494.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 8 - Policyholders' Account Balances - Continued

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
September 30, 2026
Note 8 - Policyholders' Account Balances - Continued
The balance of the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums is as follows.

	September 30, 2026
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$80.7	$—	$—	$—	$80.7
4.00% - 4.99%	221.9	201.7	—	—	423.6
5.00% - 6.00%	27.3	—	—	—	27.3
	329.9	201.7	—	—	531.6

	Colonial Life
4.00% - 5.00%	833.7	6.6	—	—	840.3

	Closed Block - All Other
3.00% - 5.99%	1,317.5	28.7	6.5	—	1,352.7
6.00% - 8.99%	23.0	—	—	—	23.0
9.00% - 11.99%	2,448.3	—	—	—	2,448.3
12.00% - 15.00%	130.9	—	—	—	130.9
	3,919.7	28.7	6.5	—	3,954.9

Total	$5,083.3	$237.0	$6.5	$—	$5,326.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 8 - Policyholders' Account Balances - Continued

	September 30, 2025
Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(in millions of dollars)

	Unum US - Voluntary Benefits
3.00% - 3.99%	$86.6	$—	$—	$—	$86.6
4.00% - 4.99%	229.1	207.7	—	—	436.8
5.00% - 6.00%	29.4	—	—	—	29.4
	345.1	207.7	—	—	552.8

	Colonial Life
4.00% - 5.00%	838.1	6.3	—	—	844.4

	Closed Block - All Other
3.00% - 5.99%	1,431.1	47.6	6.6	—	1,485.3
6.00% - 8.99%	25.7	—	—	—	25.7
9.00% - 11.99%	2,367.7	—	—	—	2,367.7
12.00% - 15.00%	214.3	—	—	—	214.3
	4,038.8	47.6	6.6	—	4,093.0

Total	$5,222.0	$261.6	$6.6	$—	$5,490.2

Note 9 - Deferred Acquisition Costs

The following tables display the changes in DAC throughout the period:

	September 30, 2026
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,208.7	$72.1	$1,639.5	$2,920.3
Capitalization	275.5	23.1	267.7	566.3
Amortization expense	(216.8)	(9.7)	(187.4)	(413.9)
Foreign currency	—	(4.8)	—	(4.8)
Balance, end of period	$1,267.4	$80.7	$1,719.8	$3,067.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 9 - Deferred Acquisition Costs - Continued

	September 30, 2025
	Unum US	Unum International	Colonial Life	Total
	(in millions of dollars)
Balance, beginning of year	$1,260.6	$53.0	$1,529.2	$2,842.8
Capitalization	253.7	16.4	250.9	521.0
Amortization expense	(208.2)	(7.8)	(173.9)	(389.9)
Foreign currency	—	6.8	—	6.8
Other[1]	(100.3)	—	—	(100.3)
Balance, end of period	$1,205.8	$68.4	$1,606.2	$2,880.4

[1]Reflects the impacts of DAC written off related to the 2025 Fortitude Re reinsurance transaction. See Note 14 for further discussion of the reinsurance transaction.

	September 30, 2026
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$63.6	$57.6	$622.8	$451.6	$13.1	$1,208.7
Capitalization	51.9	39.0	102.6	71.1	10.9	275.5
Amortization expense	(44.6)	(31.9)	(86.4)	(42.9)	(11.0)	(216.8)
Balance, end of period	$70.9	$64.7	$639.0	$479.8	$13.0	$1,267.4

	September 30, 2025
	Group Disability	Group Life and AD&D	Voluntary Benefits	Individual Disability	Dental and Vision	Total Unum US
	(in millions of dollars)
Balance, beginning of year	$61.1	$51.1	$614.3	$521.2	$12.9	$1,260.6
Capitalization	46.5	34.7	93.9	67.2	11.4	253.7
Amortization expense	(41.5)	(26.4)	(86.0)	(43.5)	(10.8)	(208.2)
Other[1]	—	—	—	(100.3)	—	(100.3)
Balance, end of period	$66.1	$59.4	$622.2	$444.6	$13.5	$1,205.8

[1]Reflects the impacts of DAC written off related to the 2025 Fortitude Re reinsurance transaction. See Note 14 for further discussion of the reinsurance transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 10 - Segment Information
We have three core operating segments: Unum US, Unum International, and Colonial Life. Our other operating segments are Closed Block and Corporate.

Segment information is shown below. Certain prior year amounts were adjusted to conform to current year presentation. See below for more information regarding this update.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$489.9	$499.2	$1,484.0	$1,511.5
Group Short-term Disability	326.7	286.0	969.6	853.6
Group Life and Accidental Death & Dismemberment
Group Life	498.1	468.3	1,493.2	1,404.5
Accidental Death & Dismemberment	53.3	48.9	160.1	146.3
Supplemental and Voluntary
Voluntary Benefits	250.9	231.6	756.4	700.2
Individual Disability	144.6	140.0	433.9	475.4
Dental and Vision	83.1	81.4	248.1	243.4
	1,846.6	1,755.4	5,545.3	5,334.9
Unum International
Unum UK
Group Long-term Disability	107.6	111.3	319.9	319.4
Group Life	78.9	71.9	233.1	201.6
Supplemental	51.3	47.4	152.4	136.3
Unum Poland	53.8	50.5	162.2	141.6
	291.6	281.1	867.6	798.9
Colonial Life
Accident, Sickness, and Disability	251.6	247.5	758.9	743.7
Life	127.2	118.7	386.6	360.7
Cancer and Critical Illness	91.2	90.3	274.6	271.5
	470.0	456.5	1,420.1	1,375.9
Closed Block
Long-term Care	161.4	158.6	480.2	510.7
All Other	31.1	36.4	99.3	118.5
	192.5	195.0	579.5	629.2

Total Premium Income	$2,800.7	$2,688.0	$8,412.5	$8,138.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 10 - Segment Information - Continued

	Three Months Ended September 30, 2026
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$1,846.6	$291.6	$470.0	$192.5	$—	$2,800.7
Net Investment Income	164.9	37.4	50.3	245.9	23.9	522.4
Other Income	65.2	2.1	0.5	9.6	—	77.4
Segment Adjusted Operating Revenue	2,076.7	331.1	520.8	448.0	23.9	3,400.5

Policy Benefits	1,191.0	219.2	226.0	378.8	6.4	2,021.4
Policy Benefits - Remeasurement Loss (Gain)	(46.3)	32.5	(47.5)	114.6	—	53.3
Commissions	219.3	28.5	102.8	14.4	—	365.0
Interest and Debt Expense	—	—	—	—	54.0	54.0
Deferral of Acquisition Costs	(94.2)	(6.8)	(87.3)	—	—	(188.3)
Amortization of Deferred Acquisition Costs	77.2	3.6	63.5	—	—	144.3
Other Segment Items[1]	414.4	53.9	93.9	75.8	9.2	647.2
Benefits and Expenses	1,761.4	330.9	351.4	583.6	69.6	3,096.9

Segment Adjusted Operating Income (Loss)	$315.3	$0.2	$169.4	$(135.6)	$(45.7)	$303.6
[1]For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the three months ended September 30, 2026 was $21.4 million, $6.1 million, $4.5 million, $1.6 million, and $2.1 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 10 - Segment Information - Continued

	Three Months Ended September 30, 2025
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$1,755.4	$281.1	$456.5	$195.0	$—	$2,688.0
Net Investment Income	151.9	36.2	44.3	224.7	19.7	476.8
Other Income	65.5	2.9	0.6	16.3	0.3	85.6
Segment Adjusted Operating Revenue	1,972.8	320.2	501.4	436.0	20.0	3,250.4

Policy Benefits	1,048.1	214.7	223.3	363.3	—	1,849.4
Policy Benefits - Remeasurement Loss (Gain)	(151.9)	(19.7)	(12.0)	659.5	—	475.9
Commissions	195.8	26.1	96.7	16.6	—	335.2
Interest and Debt Expense	—	—	—	—	52.2	52.2
Deferral of Acquisition Costs	(83.3)	(5.5)	(84.7)	—	—	(173.5)
Amortization of Deferred Acquisition Costs	71.4	2.7	58.2	—	—	132.3
Other Segment Items[1]	405.9	57.7	94.4	78.9	15.5	652.4
Benefits and Expenses	1,486.0	276.0	375.9	1,118.3	67.7	3,323.9

Segment Adjusted Operating Income (Loss)	$486.8	$44.2	$125.5	$(682.3)	$(47.7)	$(73.5)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 10 - Segment Information - Continued

	Nine Months Ended September 30, 2026
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$5,545.3	$867.6	$1,420.1	$579.5	$—	$8,412.5
Adjusted Net Investment Income[1]	479.0	109.2	147.2	701.1	64.0	1,500.5
Other Income	197.9	8.1	1.6	30.5	1.1	239.2
Segment Adjusted Operating Revenue	6,222.2	984.9	1,568.9	1,311.1	65.1	10,152.2

Policy Benefits	3,483.2	645.3	686.6	1,144.6	8.7	5,968.4
Policy Benefits - Remeasurement Loss (Gain)	(107.2)	36.6	(67.9)	250.0	—	111.5
Commissions	652.4	88.7	312.6	44.1	—	1,097.8
Interest and Debt Expense	—	—	—	—	160.4	160.4
Deferral of Acquisition Costs	(275.5)	(23.1)	(267.7)	—	—	(566.3)
Amortization of Deferred Acquisition Costs	216.8	9.7	187.4	—	—	413.9
Other Segment Items[1,2]	1,269.7	172.3	289.3	228.7	29.8	1,989.8
Benefits and Expenses	5,239.4	929.5	1,140.3	1,667.4	198.9	9,175.5

Segment Adjusted Operating Income (Loss)	$982.8	$55.4	$428.6	$(356.3)	$(133.8)	$976.7
[1]Excludes the impact of the strategic actions in the Corporate segment.
[2]For each reportable segment, other segment items includes compensation, other personnel expenses, taxes, licenses and fees, depreciation, intangible asset amortization and other expenses. Depreciation and intangible asset amortization during the nine months ended September 30, 2026 was $64.1 million, $18.1 million, $13.3 million, $4.8 million, and $21.0 million for our Unum US, Unum International, Colonial Life, Closed Block and Corporate segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 10 - Segment Information - Continued

	Nine Months Ended September 30, 2025
	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Premium Income	$5,334.9	$798.9	$1,375.9	$629.2	$—	$8,138.9
Net Investment Income	455.9	110.9	129.1	778.9	75.9	1,550.7
Other Income	195.4	3.3	1.3	38.3	—	238.3
Segment Adjusted Operating Revenue	5,986.2	913.1	1,506.3	1,446.4	75.9	9,927.9

Policy Benefits	3,297.6	576.9	675.9	1,204.2	—	5,754.6
Policy Benefits - Remeasurement Loss (Gain)	(246.0)	(21.4)	(23.3)	708.5	—	417.8
Commissions	605.2	73.6	292.6	50.5	—	1,021.9
Interest and Debt Expense	—	—	—	—	156.2	156.2
Deferral of Acquisition Costs	(253.7)	(16.4)	(250.9)	—	—	(521.0)
Amortization of Deferred Acquisition Costs	208.2	7.8	173.9	—	—	389.9
Other Segment Items[1]	1,240.8	168.1	279.5	168.3	40.2	1,896.9
Benefits and Expenses	4,852.1	788.6	1,147.7	2,131.5	196.4	9,116.3

Segment Adjusted Operating Income (Loss)	$1,134.1	$124.5	$358.6	$(685.1)	$(120.5)	$811.6
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

	September 30	December 31
	2026	2025
	(in millions of dollars)
Assets
Unum US	$14,357.1	$14,635.3
Unum International	3,673.2	3,648.0
Colonial Life	5,478.1	5,289.9
Closed Block	31,367.0	33,887.8
Corporate	6,431.6	6,058.4
Total Assets	$61,307.0	$63,519.4

We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At September 30, 2026 and December 31, 2025 goodwill was $352.9 million and $353.9 million, respectively, with $281.2 million attributable to Unum US in both periods, $44.0 million and $45.0 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in both periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 10 - Segment Information - Continued
We measure and analyze our segment performance on the basis of "segment adjusted operating revenue" and "segment adjusted operating income" or "segment adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of operations due to the exclusion of investment gains and losses and certain other items. The excluded items impacting the periods presented herein are specified in the reconciliations below. We believe segment adjusted operating revenue and segment adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

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

We no longer exclude reserve assumption updates from our adjusted operating results, and prior period financial information has been adjusted to conform to this updated presentation.

Strategic Actions

In connection with our transition to an updated operating model, during the second quarter of 2026, we recognized expenses of $30.7 million. This included $18.0 million in real estate-related costs, including $16.3 million of depreciation expense associated with investment real estate which is reflected within net investment income in the consolidated statements of operations. In addition, we incurred employee-related costs of $12.7 million, with $11.2 million reflected within compensation expense in the consolidated statements of operations and we expect payments to occur through 2027. These costs were included within our Corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 10 - Segment Information - Continued
A reconciliation of total revenue to "segment adjusted operating revenue" and income (loss) before income tax to "segment adjusted operating income (loss)" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions of dollars)
Total Revenue	$2,547.5	$3,378.4	$9,272.7	$9,831.4
Excluding:
Net Investment Gain (Loss)	(853.0)	128.0	(863.2)	(96.5)
Strategic Actions	—	—	(16.3)	—
Segment Adjusted Operating Revenue	$3,400.5	$3,250.4	$10,152.2	$9,927.9

Income (Loss) Before Income Tax	$(549.4)	$54.5	$82.8	$715.1
Excluding:
Net Investment Gain (Loss)
Net Investment Gain (Loss) Related to the Fortitude Re Reinsurance Transactions	(833.5)	137.6	(833.5)	(46.8)
Net Investment Loss, Other	(19.5)	(9.6)	(29.7)	(49.7)
Total Net Investment Gain (Loss)	(853.0)	128.0	(863.2)	(96.5)
Strategic Actions	—	—	(30.7)	—
Segment Adjusted Operating Income (Loss)	$303.6	$(73.5)	$976.7	$811.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
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

The following table provides the components of the net periodic benefit cost for the defined benefit pension and OPEB plans.

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2026	2025	2026	2025	2026	2025
	(in millions of dollars)
Service Cost	$1.7	$2.3	$—	$—	$—	$—
Interest Cost	16.4	21.4	2.2	2.2	0.9	1.0
Expected Return on Plan Assets	(16.6)	(21.8)	(2.5)	(2.2)	(0.1)	(0.1)
Amortization of:
Net Actuarial Gain (Loss)	2.2	3.8	0.7	0.7	(0.2)	(0.3)
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost	$3.7	$5.7	$0.4	$0.7	$0.5	$0.5

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2026	2025	2026	2025	2026	2025
	(in millions of dollars)
Service Cost	$5.5	$7.0	$—	$—	$—	$—
Interest Cost	49.2	64.2	6.6	6.5	2.7	3.0
Expected Return on Plan Assets	(50.0)	(65.4)	(7.5)	(6.6)	(0.3)	(0.3)
Amortization of:
Net Actuarial Gain (Loss)	6.5	11.2	2.1	2.1	(0.7)	(0.9)
Prior Service Credit	—	—	—	—	(0.2)	(0.2)
Total Net Periodic Benefit Cost	$11.2	$17.0	$1.2	$2.0	$1.5	$1.6

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of operations. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 12 - Stockholders' Equity and Earnings (Loss) Per Common Share
Earnings (Loss) Per Common Share

Net income (loss) per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions of dollars, except share data)
Numerator
Net Income (Loss)	$(419.7)	$39.7	$69.2	$564.4

Denominator (000s)
Weighted Average Common Shares - Basic	158,607.3	170,248.1	159,355.6	174,152.5
Dilution for Assumed Exercises of Nonvested Stock Awards	—	340.7	379.6	417.5
Weighted Average Common Shares - Assuming Dilution	158,607.3	170,588.8	159,735.2	174,570.0

Net Income (Loss) Per Common Share
Basic	$(2.65)	$0.23	$0.43	$3.24
Assuming Dilution	$(2.65)	$0.23	$0.43	$3.23

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of nonvested restricted stock units and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from nonvested restricted stock units and nonvested performance share units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the grant price of the nonvested restricted stock units and nonvested performance share units. The outstanding nonvested restricted stock units and nonvested performance share units have grant prices ranging from $44.75 to $94.07.

Antidilutive shares of 0.4 million and 0.1 million for the three and nine months ended September 30, 2026, respectively, were not included in the computation of diluted earnings per share because the impact would be antidilutive based on then current market prices and the effects of reporting a net loss. There were 0.3 million potential common shares that were antidilutive for the three and nine months ended September 30, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 12 - Stockholders' Equity and Earnings (Loss) Per Common Share - Continued
Our board of directors has authorized the following repurchase programs:

	August 2026 Authorization	December 2025 Authorization[1]	February 2025 Authorization[2]	July 2024 Authorization[3]
	(in millions)
Effective Date	September 1, 2026	January 1, 2026	April 1, 2025	August 1, 2024
Expiration Date	None	August 31, 2026	December 31, 2025	March 31, 2025
Authorized Repurchase Amount	$1,000.0	$1,000.0	$1,000.0	$1,000.0
Cost of Shares Repurchased Under Repurchase Program	200.0	598.5	800.0	706.8
Unused and Expired	—	401.5	200.0	293.2
Remaining Repurchase Amount at September 30, 2026	$800.0	$—	$—	$—

1Concurrent with the announcement of the August 2026 repurchase program, we also announced the termination of the December 2025 program as of August 31, 2026, and all unused amounts under that program expired as of that date.
2Concurrent with the announcement of the December 2025 repurchase program, we also announced the termination of the February 2025 program as of December 31, 2025, and all unused amounts under that program expired as of that date.
3Concurrent with the announcement of the February 2025 repurchase program, we also announced the termination of the July 2024 program as of March 31, 2025, and all unused amounts under that program expired as of that date.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions)
Shares Repurchased[1]	2.1	3.2	10.0	10.3
Cost of Shares Repurchased[2]	$202.0	$253.3	$806.5	$759.2

1For the nine months ended September 30, 2025, includes 0.7 million shares related to the settlement of the November 2024 accelerated share repurchase agreement (ASR) which occurred in February 2025.
2Includes a de minimis amount and $0.3 million of commissions for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $1.8 million of commissions for the three and nine months ended September 30, 2025. Also includes $2.0 million and $7.7 million of excise tax for the three and nine months ended September 30, 2026, respectively, and $2.4 million and $7.4 million of excise tax for the three and nine months ended September 30, 2025, respectively.

As a part of our share repurchase program, we periodically enter into accelerated share repurchase agreements. Under the terms of these agreements, we make a prepayment to a financial counterparty for which we receive an initial delivery of approximately 75 percent of the total Unum Group common stock to be delivered under the agreement. We simultaneously enter into a forward contract indexed to the price of Unum Group common stock, which subjects the transactions to a future price adjustment. Under the terms of the agreements, we are to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us is settled in shares of Unum Group common stock. Any price adjustment we would be required to pay may be settled in either cash or common stock at our option. In November 2024, we paid $321.0 million to a financial counterparty as a part of an accelerated share repurchase agreement. We received an initial delivery of 3.8 million shares of our common stock. The final price adjustment settlement, along with the delivery of the remaining shares, occurred in February 2025, resulting in the delivery to us of 0.7 million additional shares. As a result of the final settlement occurring subsequent to December 31, 2024, we recorded a decrease of $80.3 million to additional paid-in capital within stockholders' equity on our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 12 - Stockholders' Equity and Earnings (Loss) Per Common Share - Continued
consolidated balance sheet for the value of the shares held back by the counterparty as of December 31, 2024, which was reclassified to treasury stock in the first quarter of 2025 in connection with the final settlement of the agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 14 - Debt and Other
Credit Facilities

In November 2026, Provident Life and Accident Insurance Company (Provident), one of our traditional U.S. life insurance subsidiaries, entered into a five-year senior standby letter of credit facility to support potential funding obligations under the experience volatility cover related to the 2026 Fortitude Re reinsurance transaction with an initial commitment of $139.1 million, and annual increases up to a maximum of $172.4 million. The facility has an initial maturity date in November 2031 and is automatically extended annually for an additional twelve-month period, unless terminated. If the letter of credit is drawn, reimbursement would have interest based on the prime rate. As of the date of this filing, a letter of credit totaling $139.1 million had been issued.

In July 2026, we terminated our five-year, £75.0 million senior unsecured standby letter of credit facility, which was originally set to expire in December 2028. Also, our additional five-year, £75.0 million senior unsecured standby letter of credit facility expired, as scheduled, in July 2026. There were no borrowed amounts outstanding at the time of termination or expiration of these facilities.

Also in July 2026, we entered into a new five-year, £75.0 million senior standby letter of credit facility pursuant to which a £75.0 million letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for borrowings up to £75.0 million until its scheduled expiration in July 2031. The credit facility provides for borrowings at an interest rate based on the Sterling Overnight Index Average rate. The credit facility may be collateralized by cash and eligible securities, including asset-backed securities, agency securities, corporate bonds and U.S. Treasury securities. As of September 30, 2026, the credit facility has not been collateralized. As of September 30, 2026, there were no borrowed amounts outstanding under the credit facility.

In April 2026, we entered into a senior letter of credit facility pursuant to which a £50.0 million letter of credit was issued in favor of Unum Limited (as beneficiary). The facility provides for drawings up to £50.0 million until its scheduled expiration five years after issuance of the letter of credit and no later than July 2031. The credit facility provides for borrowings at an interest rate based on the Sterling Overnight Index Average Rate. The credit facility may be collateralized by cash and eligible securities, including U.S. Treasury securities. As of September 30, 2026, the credit facility was fully collateralized. As of September 30, 2026, there were no borrowed amounts outstanding under the credit facility.

In April 2025, we and certain of our traditional U.S. life insurance subsidiaries, Unum Life Insurance Company of America (Unum America), Provident, and Colonial Life & Accident Insurance Company, amended and restated the terms of our existing credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The revolving credit facility, which was previously set to expire in 2027, was extended through April 2030. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Other of our domestic wholly-owned subsidiaries are permitted to join the credit facility as borrowers, subject to certain conditions. Any obligation of a subsidiary under the credit facility is subject to an unconditional guarantee by Unum Group. At September 30, 2026, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $1.3 million had been issued.

Borrowings under the credit facilities are subject to financial covenants, negative covenants, and events of default that are customary. The credit facilities include financial covenants based on our leverage ratio and consolidated net worth as well as covenants that limit subsidiary indebtedness and require minimum capital levels.

Junior Subordinated Debt Securities

During the first quarter of 2026, we purchased and retired $7.7 million aggregate principal amount of our 6.250% junior subordinated debt securities issued in 2018 and due 2058.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2026
Note 14 - Debt and Other - Continued
Allowance for Expected Credit Losses on Premiums Receivable

At September 30, 2026, June 30, 2026, and December 31, 2025, the allowance for expected credit losses on premiums receivable was $26.7 million, $26.9 million, and $26.1 million, respectively, on gross premiums receivable of $737.6 million, $746.7 million, and $579.5 million, respectively. The allowance for expected credit losses was generally consistent during these periods.

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

Income Tax

During the third quarter of 2026, we recognized a tax benefit of $188.2 million from the release of unrecognized tax benefits related to a policyholder reserves position taken on our 2017 return following the completion of an Internal Revenue Service exam. The benefit reflects the release of the related unrecognized tax benefit liability of $112.9 million and accrued interest of $75.3 million.

During the third quarter of 2026, we established a valuation allowance that increased income tax expense by $176.2 million related to our deferred tax assets on capital losses, reflecting a change in our assessment of the realizability of these deferred tax assets. Based on expected capital losses associated with the 2026 Fortitude Re reinsurance transaction, we believe it is more likely than not that we will not be able to realize the benefit of these capital losses against future capital gains within the statutory carryforward period.

2026 Closed Block Long-Term Care Reinsurance Transaction

In July 2026, Unum America entered into a master transaction agreement with Fortitude Reinsurance Company Ltd. (Fortitude Re) which resulted in the execution of a coinsurance agreement in November 2026.

This reinsurance agreement reinsures a portion of our Closed Block individual long-term care policies on a coinsurance basis to Fortitude Re effective April 2026. The reinsurance agreement represents approximately 28 percent of total Closed Block long-term care future policy benefits as of March 31, 2026. Upon closing the transaction in November 2026, we transferred fixed maturity securities and cash with a fair value of $5,500.7 million. A final settlement is expected prior to the end of the first quarter of 2027. Fortitude Re intends to retrocede biometric risk on the reinsured block to a highly rated global reinsurer (the Retrocessionaire).

Additionally, at the closing of the transaction, Provident entered into an agreement with the Retrocessionaire whereby Provident provides an experience volatility cover for the difference between actual and expected claim experience, subject to a maximum payment of $125.0 million (in net present value terms). Payment obligations will be settled every five years and are secured by a trust account to be funded at all times with the remaining possible payment by Provident. Provident provided the experience volatility cover in exchange for a payment from the Retrocessionaire of $5.0 million at the closing of the reinsurance transaction. The experience volatility cover is accounted for under the deposit method.

Immediately prior to entering into the reinsurance agreement with Fortitude Re, Unum America recaptured the Closed Block individual long-term care business from Fairwind Insurance Company (Fairwind), an affiliated captive reinsurer.

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
September 30, 2026
Note 14 - Debt and Other - Continued
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, Poland, and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company, Colonial Life & Accident Insurance Company (Colonial Life & Accident), Unum Insurance Company, in the United Kingdom, Unum Limited, and in Poland, Unum Zycie TUiR S.A. (Unum Poland). We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

Operating Performance and Capital Management

For the third quarter of 2026, we reported a net loss of $419.7 million, or $2.65 per diluted common share, compared to net income of $39.7 million, or $0.23 per diluted common share, in the third quarter of 2025. For the first nine months of 2026, we reported net income of $69.2 million, or $0.43 per diluted common share, compared to net income of $564.4 million, or $3.23 per diluted common share in the same period of 2025.

Included in our results for the third quarter of 2026 are:

•A net investment loss of $853.0 million before tax; and,
•Closed Block segment before-tax adjusted operating loss of $135.6 million.

The tax benefit on the items above was $207.9 million.

Included in our results for the first nine months of 2026 are:

•A net investment loss of $863.2 million before tax;
•Closed Block segment before-tax adjusted operating loss of $356.3 million; and,
•A strategic actions impact of $30.7 million before tax.

The tax benefit on the items above was $259.9 million.

Additionally, included in results for three and nine months ended September 30, 2026 is a net tax only benefit of $12.0 million, reflecting the effect of the release of an unrecognized tax benefit liability of $188.2 million, mostly offset by a deferred tax asset valuation allowance of $176.2 million.

Included in our results for the third quarter of 2025 are the following reconciling items:

•A net investment gain of $128.0 million before tax; and,
•Closed Block segment before-tax adjusted operating loss of $682.3 million.

The tax benefit on the items above was $114.6 million.

Included in our results for the first nine months of 2025 are:

•A net investment loss of $96.5 million before tax; and,
•Closed Block segment before-tax adjusted operating loss of $685.1 million.

The tax benefit on the items above was $157.6 million.

Excluding these items, after-tax adjusted operating income for the third quarter of 2026 was $349.0 million, or $2.20 per diluted common share compared to $479.4 million, or $2.81 per diluted common share, for the same period of 2025. After-tax adjusted operating income was $1,047.5 million, or $6.56 per diluted common share, in the first nine months of 2026, compared to $1,188.4 million, or $6.81 per diluted common share, in the first nine months of 2025. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 2 for further discussion and a reconciliation of these items.

Included in after-tax adjusted operating income for the third quarter and first nine months of 2026 was the following notable item, an after-tax net reserve decrease in our core operating segments of $53.2 million in both periods, or $0.33 per diluted common share, comprised of an after-tax net reserve decrease related to assumption updates of $67.0 million, or $0.42 per diluted common share, and an after-tax reserve increase related to reserve refinements of $13.8 million, or $0.09 per diluted common share. Included in after-tax adjusted operating income for the third quarter and first nine months of 2025 was the following notable item, a net after-tax reserve decrease related to assumption updates in our core operating segments of $128.1 million in both periods, or $0.75 and $0.73 per diluted common share, respectively.

Unum US reported segment adjusted operating income of $315.3 million and $982.8 million in the third quarter and first nine months of 2026, respectively, compared to $486.8 million and $1,134.1 million in the same periods of 2025, due primarily to benefits experience, partially offset by higher premium income and net investment income. The benefit ratio for our Unum US segment was 62.0 percent and 60.9 percent in the third quarter and first nine months of 2026, respectively, compared to 51.1 percent and 57.2 percent in the same periods of 2025. Unum US sales decreased 8.5 percent in the third quarter and increased 8.6 percent in the first nine months of 2026, compared to the same periods of 2025.

Unum International reported segment adjusted operating income of $0.2 million and $55.4 million in the third quarter and first nine months of 2026, respectively, compared to $44.2 million and $124.5 million in the same periods of 2025. Our Unum UK line of business reported segment adjusted operating loss of £1.4 million in the third quarter of 2026 and reported segment adjusted operating income of £34.3 million in the first nine months of 2026, compared to income of £27.0 million and £85.9 million in the third quarter and first nine months of 2025, respectively, primarily due to benefits experience, partially offset by higher premium income. The benefit ratio for our Unum UK line of business was 91.0 percent and 82.1 percent in the third quarter and first nine months of 2026, respectively, compared to 73.4 percent and 71.9 percent in the same periods of 2025. Unum International sales, as measured in U.S. dollars, decreased 41.6 percent and 18.5 percent in the third quarter and first nine months of 2026, respectively, compared to the same periods of 2025. Unum UK sales, as measured in local currency, decreased 45.9 percent and 18.0 percent in the third quarter and first nine months of 2026, respectively, compared to the same periods of 2025.

Colonial Life reported segment adjusted operating income of $169.4 million and $428.6 million in the third quarter and first nine months of 2026, respectively, compared to $125.5 million and $358.6 million in the same periods of 2025, primarily due to benefits experience, higher net investment income and higher premium income. The benefit ratio for Colonial Life was 38.0 percent and 43.6 percent in the third quarter and first nine months of 2026, respectively, compared to 46.3 percent and 47.4 percent in the same periods of 2025. Colonial Life sales increased 6.4 percent and 4.7 percent in the third quarter and first nine months of 2026, respectively, compared to the same periods of 2025.

Closed Block reported segment adjusted operating loss of $135.6 million and $356.3 million in the third quarter and first nine months of 2026, respectively, compared to a loss of $682.3 million and $685.1 million in the same periods of 2025. The net premium ratio for long-term care increased to 98.1 percent at September 30, 2026 from 97.6 percent at September 30, 2025.

A rising interest rate environment could positively impact our yields on new investments, but could also increase unrealized losses in our current holdings. Alternatively, a declining interest rate environment could negatively impact our yields on new investments, but could also reduce unrealized losses in our current holdings. As of September 30, 2026, we do not hold any securities with a decline in fair value below amortized cost which we intend to sell nor any securities for which it is more likely than not that we will be required to sell before recovery in amortized cost for which an impairment loss was not recorded. During the third quarter of 2026, we recognized impairment losses totaling $754.4 million as a result of our intent to transfer certain fixed maturity securities related to the 2026 reinsurance transaction with Fortitude Reinsurance Company Ltd. (Fortitude Re). The net unrealized loss on our fixed maturity securities was $3.2 billion at September 30, 2026, compared to $1.7 billion at December 31, 2025, with the increase due primarily to an increase in U.S. Treasury rates, partially offset by investment losses recorded on certain fixed maturity securities related to the 2026 Fortitude Re reinsurance transaction. The earned book yield on our investment portfolio was 4.38 percent for the first nine months of 2026, compared to a yield of 4.35 percent for the full year ended December 31, 2025.

Additionally, a rising interest rate environment could result in reserve decreases while a declining interest rate environment could result in reserve increases, specific to our liability for future policy benefits, as the reserve discount rate assumptions used in the calculation of our liability are updated at each reporting date using a yield that is reflective of an upper-medium grade fixed income instrument, which is generally equivalent to a single-A interest rate matched to the duration of certain of our insurance liabilities. The change in discount rate assumptions on the liability for future policy benefits, net of reinsurance, due primarily to the increase in U.S. Treasury rates during the first nine months of 2026, resulted in a decrease to the liability for future policy benefits, net of reinsurance, of approximately $2.5 billion.

We believe our capital and financial positions are strong. At September 30, 2026, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 485 percent, which is above our long-term expectation. We repurchased 10.0 million shares and 10.3 million shares of Unum Group common stock under our share repurchase program, during the first nine months of 2026 and 2025, respectively, at a cost of $806.5 million and $759.2 million, respectively, including commissions and excise tax. Our weighted average common shares outstanding, assuming dilution, equaled 158.6 million and 170.6 million for the third quarters of 2026 and 2025, respectively, and 159.7 million and 174.6 million for the first nine months of 2026 and 2025, respectively. As of September 30, 2026, Unum Group and our intermediate holding companies had available holding company liquidity of $1,383.4 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset backed securities. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

2026 and 2025 Reserve Assumption Updates

During the third quarters of 2026 and 2025, we completed our annual cash flow assumption review and updated certain assumptions used to develop the liability for future policy benefits. For more information see "Critical Accounting Estimates" included herein in this Item 2.

Income Tax

During the third quarter of 2026, we recognized a tax benefit of $188.2 million from the release of unrecognized tax benefits related to a policyholder reserves position taken on our 2017 return following the completion of an Internal Revenue Service exam. The benefit reflects the release of the related unrecognized tax benefit liability of $112.9 million and accrued interest of $75.3 million.

During the third quarter of 2026, we established a valuation allowance that increased income tax expense by $176.2 million related to our deferred tax assets on capital losses, reflecting a change in our assessment of the realizability of these deferred tax assets. Based on expected capital losses associated with the 2026 Fortitude Re reinsurance transaction, we believe it is more likely than not that we will not be able to realize the benefit of these capital losses against future capital gains within the statutory carryforward period.

2026 Closed Block Long-Term Care Reinsurance Transaction

In July 2026, Unum America entered into a master transaction agreement with Fortitude Reinsurance Company Ltd. (Fortitude Re) which resulted in the execution of a coinsurance agreement in November 2026.

This reinsurance agreement reinsures a portion of our Closed Block individual long-term care policies on a coinsurance basis to Fortitude Re effective April 2026. The reinsurance agreement represents approximately 28 percent of total Closed Block long-term care future policy benefits as of March 31, 2026. Upon closing the transaction in November 2026, we transferred fixed maturity securities and cash with a fair value of $5,500.7 million. A final settlement is expected prior to the end of the first quarter of 2027. Fortitude Re intends to retrocede biometric risk on the reinsured block to a highly rated global reinsurer (the Retrocessionaire).

Additionally, at the closing of the transaction, Provident entered into an agreement with the Retrocessionaire whereby Provident provides an experience volatility cover for the difference between actual and expected claim experience, subject to a maximum payment of $125.0 million (in net present value terms). Payment obligations will be settled every five years and are secured by a trust account to be funded at all times with the remaining possible payment by Provident. Provident provided the experience volatility cover in exchange for a payment from the Retrocessionaire of $5.0 million at the closing of the reinsurance transaction. The experience volatility cover is accounted for under the deposit method.

Immediately prior to entering into the reinsurance agreement with Fortitude Re, Unum America recaptured the Closed Block individual long-term care business from Fairwind Insurance Company (Fairwind), an affiliated captive reinsurer.

See Notes 4, 5, and 14 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" contained herein in this Item 2 for further information.

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

Strategic Actions

In connection with our transition to an updated operating model, during the second quarter of 2026, we recognized expenses of $30.7 million. This included $18.0 million in real estate-related costs, including $16.3 million of depreciation expense associated with investment real estate which is reflected within net investment income in the consolidated statements of operations. In addition, we incurred employee-related costs of $12.7 million, with $11.2 million reflected within compensation expense in the consolidated statements of operations and we expect payments to occur through 2027. These costs were included within our Corporate segment.

Global Minimum Tax

The Organization for Economic Co-operation and Development has established model rules to ensure a minimum level of tax of 15 percent (Pillar Two) for multinational companies. Several jurisdictions, including the United Kingdom, Ireland, and Poland have adopted Pillar Two beginning on or after December 31, 2023. We have not recorded material Pillar Two taxes as of September 30, 2026. We will continue to monitor legislative developments.

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

We expect after-tax adjusted operating income to be slightly lower in 2026 compared to 2025 due primarily to the change in reserve assumption updates. The products and services we provide deliver significant value to employers, employees and their families, and we believe this will help drive strong premium growth in 2026.

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

As previously discussed, we entered into a reinsurance agreement with Fortitude Re to cede an additional portion of our long-term care business during November 2026.

Further discussion is included in the "Notes to Consolidated Financial Statements" contained herein in Item 1 and in "Reconciliation of Non-GAAP and Other Financial Measures," "Consolidated Operating Results," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained herein in this Item 2.

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles (GAAP). The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated statements of operations prepared in accordance with GAAP due to the exclusion of investment gains or losses, Closed Block segment after-tax adjusted operating income or loss, and certain other items. The excluded items impacting the periods presented herein are specified in the reconciliations below. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

We no longer exclude reserve assumption updates from our adjusted operating results, and prior period financial information has been adjusted to conform to this updated presentation.

See "Investments" contained herein in Item 2 and Notes 4, 10, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the items specified in the reconciliation below.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions of dollars, except per share data)
Net Income (Loss)	$(419.7)	$39.7	$69.2	$564.4
Excluding Before-Tax Reconciling Items:
Net Investment Gain (Loss)
Net Investment Gain (Loss) Related to the Fortitude Re Reinsurance Transactions	(833.5)	137.6	(833.5)	(46.8)
Net Investment Loss, Other	(19.5)	(9.6)	(29.7)	(49.7)
Total Net Investment Gain (Loss)	(853.0)	128.0	(863.2)	(96.5)
Closed Block Segment Before-Tax Adjusted Operating Loss	(135.6)	(682.3)	(356.3)	(685.1)
Strategic Actions	—	—	(30.7)	—
Total Before-Tax Reconciling Items	(988.6)	(554.3)	(1,250.2)	(781.6)
Income Tax Effects:
Income Tax Benefit on Before-Tax Reconciling Items Above[1]	(207.9)	(114.6)	(259.9)	(157.6)
Income Tax Only Reconciling Items[2]	(12.0)	—	(12.0)	—
Total Income Tax Effects	(219.9)	(114.6)	(271.9)	(157.6)
After-Tax Adjusted Operating Income	$349.0	$479.4	$1,047.5	$1,188.4

After-Tax Adjusted Operating Income Per Share	$2.20	$2.81	$6.56	$6.81
[1] The income tax benefit on reconciling items represents the aggregate tax impact of the reconciling items presented above. The tax effects are calculated discretely using applicable statutory tax rates for the jurisdictions in which the underlying adjustments occur. The effective tax rate on reconciling items may differ from the Company’s consolidated effective tax rate.

[2] Reflects the tax benefit of $188.2 million related to the release of an unrecognized tax benefit liability and a tax expense of $176.2 million related to a valuation allowance on certain deferred tax assets.

We measure and analyze our segment performance on the basis of "segment adjusted operating revenue" and "segment adjusted operating income" or "segment adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of operations due to the exclusion of investment gains and losses and certain other items. The excluded items impacting the periods presented herein are specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

A reconciliation of total revenue to "segment adjusted operating revenue" and income before income tax to "segment adjusted operating income (loss)" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(in millions of dollars)
Total Revenue	$2,547.5	$3,378.4	$9,272.7	$9,831.4
Excluding:
Net Investment Gain (Loss)	(853.0)	128.0	(863.2)	(96.5)
Strategic Actions	—	—	(16.3)	—
Segment Adjusted Operating Revenue	$3,400.5	$3,250.4	$10,152.2	$9,927.9

Income (Loss) Before Income Tax	$(549.4)	$54.5	$82.8	$715.1
Excluding:
Net Investment Gain (Loss)
Net Investment Gain (Loss) Related to the Fortitude Re Reinsurance Transactions	(833.5)	137.6	(833.5)	(46.8)
Net Investment Loss, Other	(19.5)	(9.6)	(29.7)	(49.7)
Total Net Investment Gain (Loss)	(853.0)	128.0	(863.2)	(96.5)
Strategic Actions	—	—	(30.7)	—
Segment Adjusted Operating Income (Loss)	$303.6	$(73.5)	$976.7	$811.6

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to the liability for future policy benefits, valuation of investments, income taxes, and contingent liabilities. The critical accounting estimates for which there were significant changes during the nine months ended September 30, 2026, are included below. For additional information on the accounting estimates for which there was not a significant change during the nine months ended September 30, 2026, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8, and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2025.

Liability for Future Policy Benefits

2026 and 2025 Cash Flow Assumption Review

During the third quarters of 2026 and 2025, we completed our annual cash flow assumption review which resulted in the following impacts to net income as a result of updating certain assumptions related to the liability for future policy benefits:

	Three and Nine Months Ended September 30
	(in millions of dollars)
	2026	2025
Unum US
Group Disability	$36.6	$105.8
Group Life and Accidental Death and Dismemberment	5.0	3.1
Voluntary Benefits	7.5	11.1
Individual Disability	19.4	27.7
Total Unum US	68.5	147.7

Unum International	(27.3)	5.4

Colonial Life	42.5	8.9

Core Operating Segments	83.7	162.0

Closed Block
Long-term Care	(54.9)	(643.1)
Closed Block - All Other	(0.1)	2.6
Total Closed Block	(55.0)	(640.5)

Cash Flow Assumption Update Impacts to Income Before Income Tax	$28.7	$(478.5)

Cash Flow Assumption Update Impacts to Net Income	$23.5	$(377.8)

2026 Significant Cash Flow Assumption Updates:

The cash flow assumption updates in our Closed Block segment were primarily driven by the long-term care product line. The impact to income before income tax for this product line was $54.9 million. However, there were also updates to the assumptions for the portion of the long-term care product line which was included in the block ceded as a part of the 2025 Fortitude Re reinsurance transaction. We increased our liability for future policy benefits by $53.1 million as a result of the assumption updates related to the ceded block with a corresponding increase in our consolidated balance sheet as a reinsurance recoverable. The total cash flow assumption updates in the long-term care product line increased our liability for future policy benefits due primarily to higher expectations for claim incidence assumptions and lower expectations for mortality assumptions, partially offset by an increase to expected future premium rate approvals.

The cash flow assumption updates in our Colonial Life segment reduced our liability for future policy benefits by $42.5 million, due primarily to lower expectations for morbidity assumptions, increased policyholder lapse rates, and lower mortality assumptions.

The cash flow assumption updates in our Unum US group disability product line reduced our liability for future policy benefits by $36.6 million, due primarily to favorable social security benefit offsets and claim recovery trends, partially offset by higher claim incidence.

The cash flow assumption updates in our Unum International segment increased our liability for future policy benefits by $27.3 million, due primarily to higher claim incidence assumptions for our Unum UK group disability product line.

2025 Significant Cash Flow Assumption Updates:

The cash flow assumption updates in our Closed Block segment were primarily driven by the long-term care product line. The impact to income before income tax for this product line was $643.1 million. However, there were also updates to the assumptions for the portion of the long-term care product line which was included in the block ceded as a part of the 2025 Fortitude Re reinsurance transaction. We increased our liability for future policy benefits by $82.0 million as a result of the assumption updates related to the ceded block with a corresponding increase in our consolidated balance sheet as a reinsurance recoverable. The total cash flow assumption updates in the long-term care product line increased our liability for future policy benefits due primarily to the removal of the morbidity and mortality improvement assumptions. Also contributing were higher expectations for claim incidence assumptions, and the removal of future assumptions related to new enrollments on existing group cases, partially offset by an increase to expected future premium rate approvals and higher expectations for claim terminations.

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

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Revenue
Premium Income	$2,800.7	4.2%	$2,688.0	$8,412.5	3.4%	$8,138.9
Net Investment Income	522.4	9.6	476.8	1,484.2	(4.3)	1,550.7
Net Investment Gain (Loss)	(853.0)	N.M.	128.0	(863.2)	N.M.	(96.5)
Other Income	77.4	(9.6)	85.6	239.2	0.4	238.3
Total Revenue	2,547.5	(24.6)	3,378.4	9,272.7	(5.7)	9,831.4

Benefits and Expenses
Policy Benefits	2,021.4	9.3	1,849.4	5,968.4	3.7	5,754.6
Policy Benefits - Remeasurement Loss	53.3	(88.8)	475.9	111.5	(73.3)	417.8
Commissions	365.0	8.9	335.2	1,097.8	7.4	1,021.9
Interest and Debt Expense	54.0	3.4	52.2	160.4	2.7	156.2
Deferral of Acquisition Costs	(188.3)	8.5	(173.5)	(566.3)	8.7	(521.0)
Amortization of Deferred Acquisition Costs	144.3	9.1	132.3	413.9	6.2	389.9
Compensation Expense	285.4	(2.4)	292.4	917.9	2.6	894.8
Other Expenses	361.8	0.5	360.0	1,086.3	8.4	1,002.1
Total Benefits and Expenses	3,096.9	(6.8)	3,323.9	9,189.9	0.8	9,116.3

Income (Loss) Before Income Tax	(549.4)	N.M.	54.5	82.8	(88.4)	715.1
Income Tax Expense	(129.7)	N.M.	14.8	13.6	(91.0)	150.7

Net Income (Loss)	$(419.7)	N.M.	$39.7	$69.2	(87.7)	$564.4

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.344 and 1.348 for the three months ended September 30, 2026 and 2025, and 1.345 and 1.314 for the nine months ended September 30, 2026 and 2025, respectively. If the 2025 results for our U.K. operations had been translated at the weighted average exchange rates of 2026, our adjusted operating revenue would have been lower by approximately $1 million in the third quarter of 2025 and higher by approximately $16 million in the first nine months of 2025. Our adjusted operating income for the third quarter of 2025 would have been generally consistent and our adjusted operating income would have been higher by approximately $3 million for the first nine months of 2025. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income increased in each of our core operating segments in the third quarter and first nine months of 2026 compared to the same periods of 2025, primarily due to sales in the Unum US segment as well as higher persistency in the Unum US group product lines, partially offset by the expected run off in medical stop-loss premium and lower persistency in the Unum US supplemental and voluntary product lines. Also partially offsetting the increase in the first nine months of 2026 compared to 2025 is the impact of ceding a portion of Unum US individual disability product line as part of the 2025 Fortitude Re reinsurance transaction. Premium income continues to decline in our Closed Block segment, as expected, and, for the comparison of the first nine months of 2026 to the same period of 2025, this was accelerated by the impact of ceding a portion of the Closed Block long-term care product line as a part of the 2025 Fortitude Re reinsurance transaction.

Net investment income was higher in the third quarter compared to the same period of 2025 due primarily to an increase in the yield on invested assets and higher miscellaneous investment income. Net investment income was lower in the first nine months of 2026 compared to the same period of 2025 due primarily to a decrease in the level of invested assets supporting the Closed Block long-term care product line as a result of the 2025 Fortitude Re reinsurance transaction and depreciation expense associated with real estate previously held for sale reclassified to real estate held for the production of income, partially offset by higher yield on invested assets.

Our investment gains and losses for the third quarter and first nine months of 2026 were driven primarily by the 2026 Fortitude Re reinsurance transaction which resulted in a net loss of $833.5 million in the third quarter and first nine months of 2026. This loss was primarily due to impairment losses based on the intent to transfer fixed maturity securities supporting the 2026 Fortitude Re reinsurance transaction. Our investment gains and losses for the third quarter and first nine months of 2025 were driven primarily by the 2025 Fortitude Re reinsurance transaction which resulted in a net gain of $137.6 million in the third quarter of 2025 and a net loss of $46.8 million in the first nine months of 2025. In addition, we realized a $19.1 million loss on sales of fixed maturity securities relating to funding of a dividend from one of our subsidiaries in the first nine months of 2025. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Investments" contained herein in this Item 2 for further information.

Other income is primarily comprised of fee-based service products in the Unum US segment, which include leave management services and administrative services only business and the underlying results and associated net investment income of certain assumed blocks of reinsured business in the Closed Block segment. Other income also includes the amortization of the deferred gain related to the 2025 Fortitude Re reinsurance transaction that began in the third quarter of 2025. Other income for the first nine months of 2025 primarily includes a gain on the recapture of a previously ceded block of business in the individual disability product line that occurred in the first quarter of 2025.

Overall benefits experience was favorable in the third quarter and first nine months of 2026 relative to the same periods of 2025. The consolidated benefit ratio, which includes the remeasurement gain or loss, was 74.1 percent and 72.3 percent in the third quarter and first nine months of 2026, respectively, compared to 86.5 percent and 75.8 percent for the same prior year periods. The underlying benefits experience for each of our operating segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs were higher during the third quarter and first nine months of 2026 compared to the same periods of 2025 due to sales. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 due to growth in the level of the deferred asset.

Other expenses and compensation expense, on a combined basis, in the third quarter of 2026 is generally consistent compared to the same period of 2025. Other expenses and compensation expense, on a combined basis, increased in the first nine months of 2026 compared to the same periods of 2025 due to an increase in the amortization of the cost of reinsurance as a result of the 2025 Fortitude Re reinsurance transaction.

Our effective income tax rates for the third quarter and first nine months of 2026 were 23.6 percent and 16.4 percent of income before income tax, respectively, compared to 27.2 percent and 21.1 percent for the same prior year periods. Our effective income tax rate differed from the U.S. statutory rate of 21 percent for the third quarter and first nine months of 2026 primarily due to the release of unrecognized tax benefits due to completion of an IRS exam partially offset by a valuation allowance related to our deferred tax assets on capital losses. Our effective tax rate differed from the U.S. statutory rate of 21 percent for the third quarter of 2025 primarily due to global intangible low taxed income tax and interest on uncertain tax positions, partially offset by tax exempt income and prior year tax return true-up. Our effective income tax rate was generally consistent with the U.S. statutory rate of 21 percent in effect for the first nine months of 2025, with interest on uncertain tax positions mostly offset by tax exempt income.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Unum US	$163.9	(8.5)%	$179.1	$780.8	8.6%	$719.0

Unum International	$29.0	(41.6)%	$49.7	$123.5	(18.5)%	$151.6

Colonial Life	$132.6	6.4%	$124.6	$373.0	4.7%	$356.4

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

Segment Results

Our reportable segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate.

In describing our results, we may at times note certain items and exclude the impact on financial ratios and metrics to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur. We also measure and analyze our segment performance on the basis of "segment adjusted operating revenue" and "segment adjusted operating income" or "segment adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of operations due to the exclusion of investment gains and losses and certain other items. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income. See "Reconciliation of Non-GAAP Financial Measures" contained herein in this Item 2.

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income	$1,846.6	5.2%	$1,755.4	$5,545.3	3.9%	$5,334.9
Net Investment Income	164.9	8.6	151.9	479.0	5.1	455.9
Other Income	65.2	(0.5)	65.5	197.9	1.3	195.4
Total	2,076.7	5.3	1,972.8	6,222.2	3.9	5,986.2

Benefits and Expenses
Policy Benefits	1,191.0	13.6	1,048.1	3,483.2	5.6	3,297.6
Policy Benefits - Remeasurement Gain	(46.3)	(69.5)	(151.9)	(107.2)	(56.4)	(246.0)
Commissions	219.3	12.0	195.8	652.4	7.8	605.2
Deferral of Acquisition Costs	(94.2)	13.1	(83.3)	(275.5)	8.6	(253.7)
Amortization of Deferred Acquisition Costs	77.2	8.1	71.4	216.8	4.1	208.2
Other Expenses	414.4	2.1	405.9	1,269.7	2.3	1,240.8
Total	1,761.4	18.5	1,486.0	5,239.4	8.0	4,852.1

Segment Adjusted Operating Income	$315.3	(35.2)	$486.8	$982.8	(13.3)	$1,134.1

Operating Ratios (% of Premium Income):
Benefit Ratio	62.0%		51.1%	60.9%		57.2%
Other Expense Ratio[1]	21.7%		22.4%	22.2%		22.5%

[1]Ratio of Other Expenses to Premium Income plus Unum US Group Disability Other Income, which is primarily related to fee-based services.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$489.9	(1.9)%	$499.2	$1,484.0	(1.8)%	$1,511.5
Group Short-term Disability	326.7	14.2	286.0	969.6	13.6	853.6
Total Premium Income	816.6	4.0	785.2	2,453.6	3.7	2,365.1
Net Investment Income	79.7	5.8	75.3	230.2	2.9	223.8
Other Income	60.4	2.7	58.8	181.4	5.8	171.4
Total	956.7	4.1	919.3	2,865.2	3.8	2,760.3

Benefits and Expenses
Policy Benefits	553.1	16.4	475.3	1,642.7	8.2	1,518.8
Policy Benefits - Remeasurement Gain	(4.8)	(95.2)	(100.0)	(34.2)	(79.1)	(163.7)
Commissions	69.3	12.0	61.9	207.9	9.0	190.8
Deferral of Acquisition Costs	(17.9)	26.1	(14.2)	(51.9)	11.6	(46.5)
Amortization of Deferred Acquisition Costs	16.3	5.8	15.4	44.6	7.5	41.5
Other Expenses	245.9	1.8	241.6	751.6	2.1	736.1
Total	861.9	26.8	680.0	2,560.7	12.5	2,277.0

Segment Adjusted Operating Income	$94.8	(60.4)	$239.3	$304.5	(37.0)	$483.3

Operating Ratios (% of Premium Income):
Benefit Ratio	67.1%		47.8%	65.6%		57.3%
Other Expense Ratio[1]	28.0%		28.6%	28.5%		29.0%

Persistency:
Group Long-term Disability				91.4%		90.6%
Group Short-term Disability				90.9%		88.6%

[1]Ratio of Other Expenses to Premium Income plus Other Income, which is primarily related to fee-based services.

Premium income increased in the third quarter and first nine months of 2026 compared to the same periods of 2025 due to sales and higher persistency, partially offset by the expected run off in medical stop-loss premium. Net investment income was higher in the third quarter of 2026 relative to the same period of 2025 due to an increase in the allocation of net investment income on corporate owned excess assets and higher miscellaneous investment income. Net investment income was higher in the first nine months of 2026 relative to the same period of 2025 due to an increase in the allocation of net investment income on corporate owned excess assets as well as an increase in yield on invested assets, partially offset by a decrease in the level of invested assets.

Other income was higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 due to growth in our fee-based service products.

The benefit ratio was higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 due to less favorable reserve assumption updates and refinements in the third quarter of 2026 compared to prior year, higher incidence, and prior period pricing actions. Also contributing to the higher benefit ratio in the third quarter of 2026 was higher average claim size in long-term disability.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 due primarily to sales. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 due to growth in the level of the deferred asset as well as the composition of lapses across cohorts. The other expense ratio was lower in the third quarter and first nine months of 2026 compared to the same periods of 2025 due primarily to our focus on expense management and operating efficiencies.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Group Life	$498.1	6.4%	$468.3	$1,493.2	6.3%	$1,404.5
Accidental Death & Dismemberment	53.3	9.0	48.9	160.1	9.4	146.3
Total Premium Income	551.4	6.6	517.2	1,653.3	6.6	1,550.8
Net Investment Income	24.9	17.5	21.2	71.7	18.5	60.5
Other Income	—	(100.0)	0.5	1.0	—	1.0
Total	576.3	6.9	538.9	1,726.0	7.1	1,612.3

Benefits and Expenses
Policy Benefits	392.6	10.9	354.0	1,124.0	2.8	1,093.1
Policy Benefits - Remeasurement Gain	(13.3)	(14.2)	(15.5)	(40.6)	13.4	(35.8)
Commissions	52.2	12.3	46.5	154.3	9.4	141.0
Deferral of Acquisition Costs	(13.3)	20.9	(11.0)	(39.0)	12.4	(34.7)
Amortization of Deferred Acquisition Costs	11.9	11.2	10.7	31.9	20.8	26.4
Other Expenses	68.0	7.9	63.0	208.9	9.0	191.7
Total	498.1	11.3	447.7	1,439.5	4.2	1,381.7

Segment Adjusted Operating Income	$78.2	(14.3)	$91.2	$286.5	24.2	$230.6

Operating Ratios (% of Premium Income):
Benefit Ratio	68.8%		65.4%	65.5%		68.2%
Other Expense Ratio	12.3%		12.2%	12.6%		12.4%

Persistency:
Group Life				92.3%		89.8%
Accidental Death & Dismemberment				91.9%		88.6%

Premium income increased in the third quarter and first nine months of 2026 compared to the same periods of 2025 due to higher persistency and sales. Net investment income was higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 due to an increase in the allocation of net investment income on corporate owned excess assets as well as an increase in yield on invested assets.

The benefit ratio was higher in the third quarter of 2026 compared to the same period in 2025 due to unfavorable waiver of premium benefits experience in the group life product line and higher average claim size in the accidental death and dismemberment product line. The benefit ratio was lower in the first nine months of 2026 compared to the same period of 2025 due to lower claim incidence in the group life and accidental death and dismemberment product lines, partially offset by less favorable waiver of premium benefits experience in the group life product line.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 due to sales. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 due to growth in the level of the deferred asset and the composition of lapses across cohorts. The other expense ratio in the third quarter and first nine months of 2026 was generally consistent compared to the same periods of 2025.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Voluntary Benefits	$250.9	8.3%	$231.6	$756.4	8.0%	$700.2
Individual Disability	144.6	3.3	140.0	433.9	(8.7)	475.4
Dental and Vision	83.1	2.1	81.4	248.1	1.9	243.4
Total Premium Income	478.6	5.7	453.0	1,438.4	1.4	1,419.0
Net Investment Income	60.3	8.8	55.4	177.1	3.2	171.6
Other Income	4.8	(22.6)	6.2	15.5	(32.6)	23.0
Total	543.7	5.7	514.6	1,631.0	1.1	1,613.6

Benefits and Expenses
Policy Benefits	245.3	12.1	218.8	716.5	4.5	685.7
Policy Benefits - Remeasurement Gain	(28.2)	(22.5)	(36.4)	(32.4)	(30.3)	(46.5)
Commissions	97.8	11.9	87.4	290.2	6.1	273.4
Deferral of Acquisition Costs	(63.0)	8.4	(58.1)	(184.6)	7.0	(172.5)
Amortization of Deferred Acquisition Costs	49.0	8.2	45.3	140.3	—	140.3
Other Expenses	100.5	(0.8)	101.3	309.2	(1.2)	313.0
Total	401.4	12.0	358.3	1,239.2	3.8	1,193.4

Segment Adjusted Operating Income	$142.3	(9.0)	$156.3	$391.8	(6.8)	$420.2

Operating Ratios (% of Premium Income):
Benefit Ratio	45.4%		40.3%	47.6%		45.0%
Other Expense Ratio	21.0%		22.4%	21.5%		22.1%

Persistency:
Voluntary Benefits				75.9%		76.5%
Individual Disability				87.4%		87.7%
Dental and Vision				78.4%		83.1%

Premium income was higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 due to prior period sales in the voluntary benefits and dental and vision product lines, partially offset by lower persistency across all product lines. Also impacting the first nine months of 2026 is the impact of ceding a portion of the individual disability product line as a part of the 2025 Fortitude Re reinsurance transaction. Net investment income was higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 due to an increase in yield on invested assets and higher miscellaneous income, partially offset by a decrease in the level of invested assets.

Other income for the first nine months of 2025 primarily includes a gain on the recapture of a previously ceded block of business in the individual disability product line that occurred in the first quarter of 2025. Other income also includes the amortization of the deferred gain related to the 2025 Fortitude Re reinsurance transaction that began in the third quarter of 2025.

The benefit ratio was higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 due primarily to less favorable reserve assumption updates and refinements in the third quarter of 2026. Also impacting the comparison of the first nine months of 2026 compared to the same period of 2025 was higher average new claim size in the individual disability product line and higher incidence in the voluntary benefits product line.

Commissions and deferral of acquisition costs were higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 due primarily to sales. The amortization of deferred acquisition costs was higher in the third quarter of 2026 compared to the same period of 2025 due primarily to growth in the level of the deferred asset. The amortization of deferred acquisition costs was generally consistent in the first nine months of 2026 compared to the same period of 2025. The other expense ratio was lower in the third quarter and first nine months of 2026 compared to the same periods of 2025 due to our focus on expense management and operating efficiencies.

Sales

	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$53.3	1.9%	$52.3	$248.5	13.8%	$218.4
Large Case Market	23.3	(31.7)	34.1	143.1	(4.0)	149.0
Subtotal	76.6	(11.3)	86.4	391.6	6.6	367.4
Supplemental and Voluntary	87.3	(5.8)	92.7	389.2	10.7	351.6
Total Sales	$163.9	(8.5)	$179.1	$780.8	8.6	$719.0

Group sales decreased during the third quarter of 2026 compared to the same period of 2025 due to lower sales to new customers in the large case market, which we define as employee groups with more than 2,000 employees, partially offset by higher sales to existing customers in the large case market. Group sales increased during the first nine months of 2026 compared to the same period of 2025 due primarily to higher sales to new customers in the core market and existing customers in the large case market, partially offset by lower sales to new customers in the large case market. The sales mix in the group market sector for the first nine months of 2026 was approximately 63 percent core market and 37 percent large case market.

Supplemental and voluntary sales decreased during the third quarter of 2026 compared to the same period of 2025 due primarily to lower sales for the individual disability and dental and vision product lines, partially offset by higher sales for the voluntary benefits product line. Supplemental and voluntary sales increased during the first nine months of 2026 compared to the same period of 2025 due to higher sales for the voluntary benefits product line.

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

We expect Unum US segment adjusted operating income to be slightly lower in 2026 compared to 2025 due primarily to the change in reserve assumption updates. We also expect premium growth driven by new sales and persistency. We expect the group disability market to remain competitive which may impact our pricing and renewal premium levels. We expect elevated group disability claim experience to continue for the remainder of 2026, including pressure related to our paid family and medical leave products. We also expect group life claim experience to be generally consistent with prior year, but may experience some quarterly claims volatility. We expect claim experience in our supplemental and voluntary product line to be slightly elevated in 2026 compared to 2025 due primarily to the change in reserve assumption updates. We expect to maintain expense discipline with a slight decrease in our other expense ratio.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$107.6	(3.3)%	$111.3	$319.9	0.2%	$319.4
Group Life	78.9	9.7	71.9	233.1	15.6	201.6
Supplemental	51.3	8.2	47.4	152.4	11.8	136.3
Unum Poland	53.8	6.5	50.5	162.2	14.5	141.6
Total Premium Income	291.6	3.7	281.1	867.6	8.6	798.9
Net Investment Income	37.4	3.3	36.2	109.2	(1.5)	110.9
Other Income	2.1	(27.6)	2.9	8.1	145.5	3.3
Total	331.1	3.4	320.2	984.9	7.9	913.1

Benefits and Expenses
Policy Benefits	219.2	2.1	214.7	645.3	11.9	576.9
Policy Benefits - Remeasurement Loss (Gain)	32.5	N.M.	(19.7)	36.6	N.M.	(21.4)
Commissions	28.5	9.2	26.1	88.7	20.5	73.6
Deferral of Acquisition Costs	(6.8)	23.6	(5.5)	(23.1)	40.9	(16.4)
Amortization of Deferred Acquisition Costs	3.6	33.3	2.7	9.7	24.4	7.8
Other Expenses	53.9	(6.6)	57.7	172.3	2.5	168.1
Total	330.9	19.9	276.0	929.5	17.9	788.6

Segment Adjusted Operating Income	$0.2	(99.5)	$44.2	$55.4	(55.5)	$124.5

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£80.1	(2.9)%	£82.5	£237.9	(2.0)%	£242.7
Group Life	58.7	10.1	53.3	173.3	13.2	153.1
Supplemental	38.1	8.2	35.2	113.3	9.4	103.6
Total Premium Income	176.9	3.5	171.0	524.5	5.0	499.4
Net Investment Income	25.0	3.7	24.1	72.7	(4.5)	76.1
Other Income	1.3	(40.9)	2.2	5.1	131.8	2.2
Total	203.2	3.0	197.3	602.3	4.3	577.7

Benefits and Expenses
Policy Benefits	138.4	1.7	136.1	405.2	9.0	371.7
Policy Benefits - Remeasurement Loss (Gain)	22.5	N.M.	(10.6)	25.4	N.M.	(12.6)
Commissions	13.6	20.4	11.3	42.8	33.3	32.1
Deferral of Acquisition Costs	(1.7)	112.5	(0.8)	(7.0)	141.4	(2.9)
Amortization of Deferred Acquisition Costs	1.6	23.1	1.3	4.1	10.8	3.7
Other Expenses	30.2	(8.5)	33.0	97.5	(2.3)	99.8
Total	204.6	20.1	170.3	568.0	15.5	491.8

Segment Adjusted Operating Income (Loss)	£(1.4)	(105.2)	£27.0	£34.3	(60.1)	£85.9

Weighted Average Pound/Dollar Exchange Rate	1.344		1.348	1.345		1.314

Operating Ratios (% of Premium Income):
Benefit Ratio	91.0%		73.4%	82.1%		71.9%
Other Expense Ratio	17.1%		19.3%	18.6%		20.0%

Persistency:
Group Long-term Disability				88.3%		92.3%
Group Life				86.0%		90.2%
Supplemental				91.5%		93.6%

N.M. = not a meaningful percentage

Premium income was higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 primarily due to in-force block growth in the group life and supplemental product lines.

Net investment income was higher in the third quarter of 2026 compared to the same period of 2025 primarily due to higher yield on invested assets, partially offset by a decrease in the level of invested assets. Net investment income was lower in the first nine months of 2026 compared to the same periods of 2025 primarily due to lower income from inflation index-linked bonds and a decrease in the level of invested assets, partially offset by an increase in the yield on invested assets. Our investments in inflation index-linked bonds support the claim liabilities associated with certain group policies that provide for inflation-linked increases in policy benefits. The change in net investment income attributable to these index-linked bonds is generally correlated to a change in policy benefits related to the inflation index-linked group long-term disability and group life policies.

Other income primarily relates to fees earned related to certain administrative services.

The benefit ratio was higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 due primarily to unfavorable reserve assumption updates in the third quarter of 2026 compared to the prior year as well as higher average claim size and higher incidence in the group long-term disability product line.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2026 compared to the same periods of 2025 primarily due to new business. The amortization of deferred acquisition costs was generally consistent in the third quarter and first nine months of 2026 compared to the same periods of 2025.

The other expense ratio was lower in the third quarter and first nine months of 2026 compared to the same periods of 2025 due primarily to our focus on expense management and operating efficiencies.

Sales

(in millions of dollars and pounds)
	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$9.0	(18.2)%	$11.0	$29.2	(18.2)%	$35.7
Large Case Market	8.1	(66.5)	24.2	44.7	(20.9)	56.5
Subtotal	17.1	(51.4)	35.2	73.9	(19.8)	92.2
Supplemental	4.4	—	4.4	24.4	(2.4)	25.0
Unum Poland	7.5	(25.7)	10.1	25.2	(26.7)	34.4
Total Sales	$29.0	(41.6)	$49.7	$123.5	(18.5)	$151.6

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£6.6	(19.5)%	£8.2	£21.7	(20.2)%	£27.2
Large Case Market	6.0	(66.7)	18.0	33.2	(22.2)	42.7
Subtotal	12.6	(51.9)	26.2	54.9	(21.5)	69.9
Supplemental	3.3	3.1	3.2	18.1	(5.2)	19.1
Total Sales	£15.9	(45.9)	£29.4	£73.0	(18.0)	£89.0

The following discussion of sales results relates to our Unum UK product lines based on functional currency.

Group sales decreased in the third quarter and the first nine months of 2026 compared to the same periods of 2025 due primarily to lower sales to new customers in the large case market, which we define as employee groups with more than 500 employees, and lower sales to new customers in the core market.

Supplemental sales were generally consistent in the third quarter of 2026 compared to the same period of 2025. Supplemental sales decreased in the first nine months of 2026 primarily due to lower sales of our dental product.

Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses over the long term. We will continue to focus on scaling our business across our existing product portfolio. For our Unum UK line of business, we will continue to focus on delivering a best in class health and wellbeing service to improve retention of our key customers and drive growth across our product offerings. We also expect to deliver continued premium growth by focusing on both the broker experience and customer engagement, while maintaining our disciplined approach to pricing. We expect group long-term disability claim experience for the remainder of 2026 to be mostly in line with the first nine months of the year. We expect to maintain expense discipline with a decrease in our other expense ratio. Within our Unum Poland line of business, we expect to drive growth by continuing to expand our existing distribution channels. We will also continue to invest in digital capabilities, technology, and product enhancements which we believe will drive sustainable growth over the long term. We continuously monitor key indicators to assess our risks and adjust our business plans accordingly.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, which includes dental and vision products, life products, and cancer and critical illness products. These products are marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agent sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$251.6	1.7%	$247.5	$758.9	2.0%	$743.7
Life	127.2	7.2	118.7	386.6	7.2	360.7
Cancer and Critical Illness	91.2	1.0	90.3	274.6	1.1	271.5
Total Premium Income	470.0	3.0	456.5	1,420.1	3.2	1,375.9
Net Investment Income	50.3	13.5	44.3	147.2	14.0	129.1
Other Income	0.5	(16.7)	0.6	1.6	23.1	1.3
Total	520.8	3.9	501.4	1,568.9	4.2	1,506.3

Benefits and Expenses
Policy Benefits	226.0	1.2	223.3	686.6	1.6	675.9
Policy Benefits - Remeasurement Gain	(47.5)	N.M.	(12.0)	(67.9)	191.4	(23.3)
Commissions	102.8	6.3	96.7	312.6	6.8	292.6
Deferral of Acquisition Costs	(87.3)	3.1	(84.7)	(267.7)	6.7	(250.9)
Amortization of Deferred Acquisition Costs	63.5	9.1	58.2	187.4	7.8	173.9
Other Expenses	93.9	(0.5)	94.4	289.3	3.5	279.5
Total	351.4	(6.5)	375.9	1,140.3	(0.6)	1,147.7

Segment Adjusted Operating Income	$169.4	35.0	$125.5	$428.6	19.5	$358.6

Operating Ratios (% of Premium Income):
Benefit Ratio	38.0%		46.3%	43.6%		47.4%
Other Expense Ratio	20.0%		20.7%	20.4%		20.3%

Persistency:
Accident, Sickness, and Disability				74.0%		74.3%
Life				84.3%		84.3%
Cancer and Critical Illness				81.3%		82.5%

N.M. = not a meaningful percentage

Premium income in the third quarter and first nine months of 2026 was higher compared to the same periods of 2025 due to prior period sales. Net investment income was higher in the third quarter and first nine months of 2026 relative to the same periods of 2025 due to an increase in the level of invested assets, an increase in the allocation of net investment income from our corporate owned excess assets, and an increase in the yield on invested assets.

The benefit ratio was lower in the third quarter and first nine months of 2026 relative to the same periods of 2025 primarily due to more favorable reserve assumption updates in the third quarter of 2026 as well as favorable claims experience in the cancer and critical illness and life product lines.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2026 relative to the same periods of 2025 due to prior period sales. The amortization of deferred acquisition costs was higher during the third quarter and the first nine months of 2026 relative to the same periods of 2025 primarily due to growth in the level of the deferred asset. The other expense ratio was lower in the third quarter of 2026 compared to the same period of 2025 primarily due to our focus on expense management and operating efficiencies. The other expense ratio was generally consistent in the first nine months of 2026 compared to the same period of 2025.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Sales by Market Sector
Commercial Sector
Core Market (< 1,000 employees)	$78.2	2.4%	$76.4	$230.8	2.4%	$225.5
Large Case Market	19.1	30.8	14.6	47.3	23.8	38.2
Subtotal	97.3	6.9	91.0	278.1	5.5	263.7
Public Sector	35.3	5.1	33.6	94.9	2.4	92.7
Total Sales	$132.6	6.4	$124.6	$373.0	4.7	$356.4

Commercial sector sales increased in the third quarter and first nine months of 2026 compared to the same periods of 2025 due primarily to higher sales to new and existing customers in the large case market, which we define as accounts with more than 1,000 employees, as well as in the core market. Public sector sales increased in the third quarter and first nine months of 2026 compared to the same periods of 2025 due to higher sales to new and existing customers.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Premium Income
Long-term Care	$161.4	1.8%	$158.6	$480.2	(6.0)%	$510.7
All Other	31.1	(14.6)	36.4	99.3	(16.2)	118.5
Total Premium Income	192.5	(1.3)	195.0	579.5	(7.9)	629.2
Net Investment Income	245.9	9.4	224.7	701.1	(10.0)	778.9
Other Income	9.6	(41.1)	16.3	30.5	(20.4)	38.3
Total	448.0	2.8	436.0	1,311.1	(9.4)	1,446.4

Benefits and Expenses
Policy Benefits	378.8	4.3	363.3	1,144.6	(4.9)	1,204.2
Policy Benefits - Remeasurement Loss	114.6	(82.6)	659.5	250.0	(64.7)	708.5
Commissions	14.4	(13.3)	16.6	44.1	(12.7)	50.5
Other Expenses	75.8	(3.9)	78.9	228.7	35.9	168.3
Total	583.6	(47.8)	1,118.3	1,667.4	(21.8)	2,131.5

Segment Adjusted Operating Loss	$(135.6)	(80.1)	$(682.3)	$(356.3)	(48.0)	$(685.1)

Long-term Care Net Premium Ratio[1]				98.1%		97.6%

Operating Ratio (% of Premium Income):
Other Expense Ratio	39.4%		40.5%	39.5%		26.7%

[1]Gross of reinsurance

Premium income for the long-term care product line was higher in the third quarter of 2026 compared to the same period of 2025 due to premium rate increases, partially offset by group policy terminations. Premium income for the long-term care product line was lower in the first nine months of 2026 compared to the same period of 2025 due to the impact of the 2025 Fortitude Re reinsurance transaction. Premium income for our all other product line continues to decline as expected due to policyholder lapses.

Net investment income was higher during the third quarter of 2026 relative to the same period of 2025 primarily due to an increase in the yield on invested assets as well as higher miscellaneous investment income, primarily related to larger increases in the NAV on our private equity partnerships, partially offset by a decrease in the level of invested assets and a decrease in the allocation of net investment income from our corporate owned excess assets. Net investment income was lower during the first nine months of 2026 relative to the same period of 2025 primarily due to a decrease in the level of invested assets resulting from the Fortitude Re reinsurance transaction and a decrease in the allocation of net investment income from our corporate owned excess assets, partially offset by higher miscellaneous investment income, primarily related to larger increases in the NAV on our private equity partnerships.

Other income primarily includes the underlying results and associated net investment income of certain assumed blocks of business.

Policy benefits including remeasurement loss were lower in the third quarter and first nine months of 2026 compared to the same periods of 2025 driven primarily by less unfavorable reserve assumption updates compared to prior year, partially offset by policy terminations and related port activity for our group long-term care product line. Also impacting the comparison for the first nine months of 2026 compared to the same period of 2025 is the impact of the 2025 Fortitude Re reinsurance transaction. The net premium ratio for long-term care increased to 98.1 percent at September 30, 2026 from 97.6 percent at September 30, 2025 due primarily to policy terminations and related port activity for our group long-term care product line.

The other expense ratio was lower in the third quarter of 2026 compared to the same period of 2025 and higher in the first nine months of 2026 compared to the same period of 2025 due to the amortization of the cost of reinsurance as a result of the 2025 Fortitude Re reinsurance transaction. As the transaction closed in the third quarter of 2025, only one quarter of the first nine months of 2025 was impacted.

Segment Outlook

We will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. In regard to capital management, we will continue to explore, and execute where appropriate, structural and reinsurance options to enhance financial flexibility.

Premium income is primarily related to the retained portion of our long-term care product line as the majority of other closed product lines have been ceded to third parties. Although our group and individual long-term care products are no longer actively marketed, these guaranteed renewable policies remain in force and we continue to collect premiums where coverage remains active. Premium income is recognized as policyholders continue to pay for ongoing insurance coverage under existing contracts. Given the long duration of the product, premium income for the retained portion of our long-term care product line is expected to run off over the next approximately 30 years depending on factors such as policy persistency, morbidity, mortality, and premium rate actions as these closed blocks of business wind down, and with the discontinuation of new enrollments on existing group long-term care policies as of February 2026.

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

We expect Closed Block segment adjusted operating income (loss) in subsequent periods will primarily be impacted by the amortization of the cost of reinsurance, the impact of non-contemporaneous reinsurance related to recent reinsurance transactions, the impacts from group policy terminations over the near term, and the allocation of net investment income from our corporate owned excess assets which support the capital allocated to this segment.

As a result of the execution of previous reinsurance transactions related to our Closed Block individual disability and long-term care lines of business, we have ceded a significant portion of this business.

As previously discussed, we entered into a reinsurance agreement with Fortitude Re to cede an additional portion of our long-term care business during November 2026. For further discussion, see “Executive Summary" contained herein in Item 2 and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 1.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain other corporate income and expenses not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2026	% Change	2025	2026	% Change	2025
Segment Adjusted Operating Revenue
Adjusted Net Investment Income[1]	$23.9	21.3%	$19.7	$64.0	(15.7)%	$75.9
Other Income	—	(100.0)	0.3	1.1	100.0	—
Total	23.9	19.5	20.0	65.1	(14.2)	75.9

Interest Expense, Policy Benefits and Adjusted Other Expenses[1]	69.6	2.8	67.7	198.9	1.3	196.4

Segment Adjusted Operating Loss	(45.7)	(4.2)	(47.7)	(133.8)	11.0	(120.5)
Strategic Actions	—	—	—	(30.7)	(100.0)	—
Loss Before Income Tax and Net Investment Gains and Losses	$(45.7)	(4.2)	$(47.7)	$(164.5)	36.5	$(120.5)

[1]Excludes the impact of strategic actions that occurred during the second quarter of 2026.

Segment adjusted operating loss decreased in the third quarter of 2026 relative to the same period of 2025 due primarily to higher net investment income, which was driven by an increase in the level of invested assets, partially offset by a decrease in the yield on invested assets. Segment adjusted operating loss, excluding the impact of the strategic actions, increased in the first nine months of 2026 relative to the same period of 2025 due primarily to lower net investment income, which was driven by a decrease in the yield on invested assets and a decrease in miscellaneous investment income, partially offset by an increase in the level of invested assets. See "Executive Summary" contained herein this Item 2 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the strategic actions.

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

2026 Closed Block Long-Term Care Reinsurance Transaction

As part of the 2026 Fortitude Re reinsurance transaction, which closed in November 2026, we transferred fixed maturity securities with an amortized cost of $5,047.6 million and a fair value of $5,080.5 million as of September 30, 2026. During the third quarter of 2026, we recognized impairment losses totaling $754.4 million based on our intent to transfer these assets. In addition, we realized $51.9 million loss on forward benchmark interest rate locks and $27.2 million loss of total return swaps to hedge interest rate and duration risk associated with assets that were transferred upon closing of the 2026 Fortitude Re reinsurance transaction. As of September 30, 2026, the portfolio we transferred had a total unrealized gain of $32.9 million which is subject to change based on interest rate and credit spread environments at time of closing. Although we transferred a significant portion of our fixed maturity securities portfolio as part of this transaction, the overall credit profile of our remaining portfolio did not change. See "Executive Summary" for further information on the 2026 Fortitude Re reinsurance transaction contained herein in this Item 2.

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2026

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$1,931.1	$(155.1)	$1,374.6	$(166.4)	$556.5	$11.3
Capital Goods	2,613.5	(207.4)	1,848.7	(230.9)	764.8	23.5
Communications	1,876.2	(135.6)	1,071.8	(172.5)	804.4	36.9
Consumer Cyclical	1,079.3	(122.4)	752.6	(127.5)	326.7	5.1
Consumer Non-Cyclical	5,301.3	(633.5)	3,729.5	(664.4)	1,571.8	30.9
Energy	2,058.0	(61.8)	1,031.8	(97.4)	1,026.2	35.6
Financial Institutions	4,347.7	(379.0)	3,224.3	(382.0)	1,123.4	3.0
Mortgage/Asset-Backed[1]	1,646.6	(34.3)	898.4	(37.5)	748.2	3.2
Sovereigns	835.2	(188.2)	619.7	(190.6)	215.5	2.4
Technology	1,582.4	(176.9)	1,330.2	(179.5)	252.2	2.6
Transportation	1,386.2	(158.0)	1,118.6	(162.6)	267.6	4.6
U.S. Government Agencies and Municipalities	3,501.0	(592.4)	2,478.5	(617.9)	1,022.5	25.5
Public Utilities	4,836.0	(379.1)	3,062.8	(422.4)	1,773.2	43.3
Total	$32,994.5	$(3,223.7)	$22,541.5	$(3,451.6)	$10,453.0	$227.9
1Includes credit-tranched securities collateralized by loan obligations, auto loans, and other asset types

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of September 30, 2026 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2026. During the third quarter of 2026, the net unrealized loss position increased due primarily to an increase in U.S. Treasury yields partially offset by investment losses recorded on certain fixed maturity securities related to the 2026 Fortitude Re reinsurance transaction.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2026			2025
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$173.9	$15.1	$91.5	$39.3	$14.3
> 90 <= 180 days	137.9	52.9	52.9	12.8	3.0
> 180 <= 270 days	191.5	37.2	12.0	2.6	14.7
> 270 days <= 1 year	94.1	10.9	2.6	12.5	42.6
> 1 year <= 2 years	128.5	140.2	155.5	116.0	72.3
> 2 years <= 3 years	122.3	27.1	38.8	44.4	36.1
> 3 years	1,526.2	1,615.6	1,657.6	1,539.0	1,608.4
Sub-total	2,374.4	1,899.0	2,010.9	1,766.6	1,791.4

Fair Value < 70% >= 40% of Amortized Cost

> 180 <= 270 days	—	—	—	0.4	—
> 270 days <= 1 year	—	—	—	—	4.0
> 1 year <= 2 years	7.1	—	4.2	4.9	2.0
> 2 years <= 3 years	—	—	—	—	46.8
> 3 years	937.9	656.0	722.1	644.4	562.3
Sub-total	945.0	656.0	726.3	649.7	615.1

Fair Value < 40% of Amortized Cost

> 3 years	57.1	55.6	46.8	41.7	57.0

Total	$3,376.5	$2,610.6	$2,784.0	$2,458.0	$2,463.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2026			2025
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$12.6	$2.3	$7.1	$0.5	$0.2
> 90 <= 180 days	8.4	2.7	1.2	0.3	—
> 180 <= 270 days	7.9	1.0	0.4	—	1.5
> 270 days <= 1 year	0.2	0.6	—	1.5	2.0
> 1 year <= 2 years	—	1.3	1.2	0.4	—
> 3 years	21.8	28.8	32.4	38.0	36.8
Sub-total	50.9	36.7	42.3	40.7	40.5

Fair Value < 70% >= 40% of Amortized Cost

> 270 days <= 1 year	1.2	—	—	—	—
> 1 year <= 2 years	0.7	—	4.2	2.5	—
> 3 years	22.0	17.7	20.0	5.2	9.0
Sub-total	23.9	17.7	24.2	7.7	9.0

Fair Value <= 40% of Amortized Cost

> 3 years	0.3	0.3	0.3	0.3	0.3

Total	$75.1	$54.7	$66.8	$48.7	$49.8

As of September 30, 2026, we held 67 investment-grade fixed maturity securities with a gross unrealized loss of $10.0 million or greater as shown in the chart below.

Gross Unrealized Losses $10 Million or Greater on Investment-Grade Fixed Maturity Securities
As of September 30, 2026

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Numbers of Issuers
Basic Industry	$195.0	$(49.0)	4
Capital Goods	79.8	(25.1)	2
Communications	395.4	(91.5)	6
Consumer Cyclical	313.3	(67.8)	4
Consumer Non-Cyclical	1,176.5	(212.3)	17
Energy	115.5	(24.2)	2
Financial Institutions	754.1	(122.3)	9
Sovereigns	549.9	(175.2)	2
Technology	166.5	(53.5)	3
Transportation	194.1	(60.4)	4
U.S. Government Agencies and Municipalities	376.6	(67.6)	5
Public Utilities	558.4	(127.8)	9
Total	$4,875.1	$(1,076.7)	67

At September 30, 2026, we held one below investment-grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security is a utilities company and had a fair value of $34.6 million and a gross unrealized loss of $10.8 million.

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2026, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to higher interest rates, wider credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded a credit loss will recover in value. We have the ability and intent to continue to hold these securities to recovery of amortized cost less allowance for credit losses.

During the second quarter of 2025, we recognized a realized loss of $13.4 million on the sale of fixed maturity securities from a single issuer in the communications sector. We had no other individual net investment losses of $10.0 million or greater from credit losses or sales of fixed maturity securities during the first nine months of 2026 or 2025.

As of September 30, 2026, the amortized cost, net of allowance for credit losses, and fair value of our below-investment-grade fixed maturity securities was $1,262.7 million and $1,193.8 million, respectively, and our below-investment-grade fixed maturity securities as a percentage of our total investment portfolio was 2.8 percent at both December 31, 2025 and September 30, 2026 on a fair value basis. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,053.2 million and $2,109.5 million at September 30, 2026 and December 31, 2025, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for expected credit losses which was $16.4 million and $15.9 million at September 30, 2026 and December 31, 2025, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types.

Due to conservative underwriting, the incidence of non-performing mortgage loans and foreclosure activity continues to be low. Other than our allowance for expected credit losses, we held no specifically identified impaired mortgage loans at September 30, 2026 and December 31, 2025. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.

Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $1,448.1 million and $1,456.3 million at September 30, 2026 and December 31, 2025, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's NAV and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships and generally record investment income on a one-quarter lag in accordance with our accounting policy. We recorded net investment income totaling $36.4 million and $80.4 million for the partnerships in the third quarter and the first nine months of 2026, respectively. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and equity risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, and total return swaps. As of September 30, 2026, we had $5,157.0 million in notional amount of derivatives outstanding, of which $2,311.0 million is related to management of reinvestment risk in our long-term care product line, $1,085.9 million is related to management of foreign currency risk related to foreign denominated investments, and $172.5 million is economically hedging a portion of the liability related to our non-qualified defined contribution plan. During the third quarter of 2026, we entered into $549.8 million of total return swaps and $832.0 million of forward benchmark interest rate locks to economically hedge interest rate and duration risk associated with a portion of the consideration payable upon closing of the 2026 Fortitude Re reinsurance transaction. We also entered into $205.8 million of interest rate swaps to economically hedge interest rate risk associated with certain floating rate liabilities. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $2.2 million at September 30, 2026. The carrying value of fixed maturity securities received from our counterparties was $1.0 million at September 30, 2026. We received a de minimis amount of cash collateral from our counterparties at September 30, 2026. The carrying value of fixed maturity securities and cash posted as collateral to our counterparties was $439.6 million and $7.7 million, respectively, at September 30, 2026. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-

collateralization agreements. See Note 5 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our derivatives.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends primarily from our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from our existing credit facility, as needed. As of September 30, 2026, Unum Group and our intermediate holding companies had available holding company liquidity of $1,383.4 million that was held primarily in bank deposits, commercial paper, money market funds, corporate bonds, municipal bonds and asset-backed securities.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of the 2026 Fortitude Re reinsurance transaction, which closed in November 2026, we transferred fixed maturity securities and cash with a fair value of $5,500.7 million. A final settlement adjustment is expected prior to the end of the first quarter of 2027. The reinsurance transaction is funded using a combination of excess capital from Fairwind and holding company liquidity with additional external financing anticipated.

See "Executive Summary" contained herein in Item 2, and Note 14 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of this transaction.

As part of our capital deployment strategy, we may repurchase shares of Unum Group's common stock, as authorized by our board of directors. The timing and amount of repurchase activity is based on market conditions and other considerations, including the level of available cash, alternative uses for cash, and our stock price. During the nine months ended September 30, 2026, we repurchased 10.0 million shares at a cost of $798.5 million excluding commissions and excise tax.

Our board of directors has authorized the following repurchase program:

	August 2026 Authorization	December 2025 Authorization[1]
	(in millions)
Effective Date	September 1, 2026	January 1, 2026
Expiration Date	None	August 31, 2026
Authorized Repurchase Amount	$1,000.0	$1,000.0
Cost of Shares Repurchased Under Repurchase Program	200.0	598.5
Unused and Expired	—	401.5
Remaining Repurchase Amount at September 30, 2026	$800.0	$—

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

Unum America cedes blocks of long-term care business to Fairwind, which is an affiliated captive reinsurance subsidiary domiciled in the United States. The ability of Fairwind to pay dividends to Unum Group will depend on its satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Fairwind. Unum Group did not make any capital contributions to Fairwind during the first nine months of 2026, nor do we expect to make capital contributions for the remainder of the year.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at September 30, 2026 are above our long-term expectations and are significantly above the level that would require state regulatory action.

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

During 2026, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. Approximately $631 million is available, without prior approval by regulatory authorities, during 2026, for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurer. Unum Group has received $256.0 million of ordinary dividends from its traditional U.S. insurance subsidiaries during the nine months ended September 30, 2026.

Approximately £125 million is available for distribution from Unum Limited during 2026. The actual amount distributable during 2026 will depend on experience, including the impact of market movements, and is subject to local requirements, as well as regulatory and other business considerations.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group, which does not apply to our current entity structure.

Funding Agreement-Backed Loan Program

During February 2026, we established a funding agreement-backed loan (FABL) program, pursuant to which a special purpose unaffiliated Delaware statutory trust (the FABL trust) may borrow funds under a six-month delayed draw term loan facility (the facility) and deposit the proceeds with Colonial Life & Accident Insurance Company (Colonial Life & Accident), a wholly owned insurance subsidiary, pursuant to funding agreements issued by Colonial Life & Accident to the FABL trust. Colonial Life & Accident does not hold any variable interests in the FABL trust. The deposits received by Colonial Life & Accident under the funding agreements will be used for spread lending purposes. The facility permits borrowings by the FABL trust in two tranches, in an aggregate principal amount of up to $500.0 million, with scheduled maturities on the third and fifth anniversaries, respectively, of the date that is six months after the date of the applicable credit agreement. The funding agreements issued by Colonial Life & Accident will have matching interest, maturity and payment terms to the applicable borrowings by the FABL trust. The funding agreements may be collateralized by eligible securities, including agency securities, corporate bonds, municipal bonds, and U.S. Treasury securities. As of September 30, 2026, the funding agreements had been fully collateralized and Colonial Life & Accident had principal outstanding of $500.0 million which are included in policyholders' account balances on the consolidated balance sheets.

Debt, Credit Facilities, and Other Sources of Liquidity

Our long-term debt balance at September 30, 2026 was $3,765.7 million, net of a net discount of $125.6 million and deferred debt issuance costs of $34.5 million, and is comprised of unsecured senior notes, unsecured medium-term notes, and junior subordinated debt securities.

In November 2026, Provident Life and Accident Insurance Company (Provident), one of our traditional U.S. life insurance subsidiaries, entered into a five-year senior standby letter of credit facility to support potential funding obligations under the experience volatility cover related to the 2026 Fortitude Re reinsurance transaction with an initial commitment of $139.1 million, and annual increases up to a maximum of $172.4 million. The facility has an initial maturity date in November 2031 and is automatically extended annually for an additional twelve-month period, unless terminated. If the letter of credit is drawn, reimbursement would have interest based on the prime rate. As of the date of this filing, a letter of credit totaling $139.1 million had been issued.

In July 2026, we terminated our five-year, £75.0 million senior unsecured standby letter of credit facility, which was originally set to expire in December 2028. Also, our additional five-year, £75.0 million senior unsecured standby letter of credit facility expired, as scheduled, in July 2026. There were no borrowed amounts outstanding at the time of termination or expiration of these facilities.

Also in July 2026, we entered into a new five-year, £75.0 million senior standby letter of credit facility pursuant to which a £75.0 million letter of credit was issued in favor of Unum Limited (as beneficiary), our U.K. insurance subsidiary, and is available for borrowings up to £75.0 million until its scheduled expiration in July 2031. The credit facility provides for borrowings at an interest rate based on the Sterling Overnight Index Average rate. The credit facility may be collateralized by cash and eligible securities, including asset-backed securities, agency securities, corporate bonds and U.S. Treasury securities. As of September 30, 2026, the credit facility has not been collateralized. As of September 30, 2026, there were no borrowed amounts outstanding under the credit facility.

In April 2026, we entered into a senior standby letter of credit facility pursuant to which a £50.0 million letter of credit was issued in favor of Unum Limited (as beneficiary). The facility provides for drawings up to £50.0 million until its scheduled expiration five years after issuance of the letter of credit and no later than July 2031. The credit facility provides for borrowings at an interest rate based on the Sterling Overnight Index Average Rate. The credit facility may be collateralized by cash and eligible securities, including U.S. Treasury securities. As of September 30, 2026, the credit facility was fully collateralized. No amounts have been drawn on the letter of credit.

During the first quarter of 2026, we purchased and retired $7.7 million aggregate principal amount of our 6.250% junior subordinated debt securities issued in 2018 and due in 2058.

We and certain of our traditional U.S. life insurance subsidiaries, Unum America, Provident and Colonial Life & Accident, are parties to a credit agreement providing for a five-year $500.0 million senior unsecured revolving credit facility with a syndicate of lenders. The revolving credit facility is set to expire in April 2030. We may request that the lenders’ aggregate commitments of $500.0 million under the facility be increased by up to an additional $200.0 million. Other of our domestic wholly-owned subsidiaries are permitted to join the credit facility as borrowers, subject to certain conditions. Any obligation of a subsidiary under the credit facility is subject to an unconditional guarantee by Unum Group. At September 30, 2026, there were no borrowed amounts outstanding under the revolving credit facility and letters of credit totaling $1.3 million had been issued.

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

Commitments

As of September 30, 2026, we had commitments of $182.6 million to fund certain investments in private placement fixed maturity securities and $778.8 million to fund certain private equity partnerships. In addition, we had $11.1 million of commercial mortgage loan commitments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Cash Requirements" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2025. During the first nine months of 2026, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of September 30, 2026, we held $62.9 million of cash collateral from securities lending agreements. The average cash collateral balance during the first nine months of 2026 was $62.6 million, and the maximum amount outstanding at any month end was $70.3 million. As of September 30, 2026, we held $40.3 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2026 was $38.4 million, and the maximum amount outstanding at any month end was $43.1 million.

To manage our cash position more efficiently, we may enter into securities repurchase agreements with unaffiliated financial institutions. We generally use securities repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no securities repurchase agreements outstanding at September 30, 2026, nor did we utilize any securities repurchase agreements during the first nine months of 2026. Our use of securities repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. As of September 30, 2026, we owned $50.4 million of FHLB common stock and had outstanding advances of $804.7 million from the regional FHLBs which were used for the purpose of investing in either short-term investments, matched fixed maturity securities, or matched commercial mortgage loans. As of September 30, 2026, we have additional borrowing capacity of approximately $552.3 million from the FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Nine Months Ended September 30
	2026	2025
Net Cash Provided by Operating Activities	$1,405.8	$329.8
Net Cash Provided (Used) by Investing Activities	(1,252.3)	771.4
Net Cash Used by Financing Activities	(31.8)	(936.1)
Net Change in Cash and Bank Deposits	$121.7	$165.1

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

The variance in the change in insurance liabilities to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for the first nine months of 2026 and 2025 was impacted by the reserve assumption updates that occurred in the third quarters of 2026 and 2025. Also included in operating cash flows for the first nine months of 2025 was $953.5 million of cash paid to the reinsurer in the 2025 Fortitude Re reinsurance transaction. See Note 14 of the "Notes to Consolidated Financial Statements" for additional information on the 2025 Fortitude Re reinsurance transaction and Note 7 of the "Notes to Consolidated Financial Statements" for additional information on the 2025 and 2026 reserve assumption updates.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise, we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by proceeds received from funding agreement advances, issuance of debt, our securities lending program, and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments, repay maturing debt, and/or to fund our capital deployment program.

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

The proceeds from policyholders' account deposits and payments for policyholders' account withdrawals increased for the first nine months of 2026 due primarily to an increase in funding agreement activity.

During the first quarter of 2026, we purchased and retired $7.7 million aggregate principal amount of our 6.250% junior subordinated debt securities due 2058, for which we paid $7.2 million in cash.

Cash used to repurchase shares of Unum Group's common stock during the first nine months of 2026 and 2025 was $807.2 million and $751.8 million, respectively. During the first nine months of 2026 and 2025, we paid dividends of $231.8 million and $228.9 million, respectively, to holders of Unum Group's common stock.

Also included in financing cash flows during the first nine months of 2026 and 2025 was $12.4 million and $17.4 million, respectively, of cash received related to the active life cohort volatility agreement with Commonwealth as a result of the Closed Block individual disability reinsurance transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2025. During the first nine months of 2026, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 13 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the third quarter of 2026.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
July 1 - July 31, 2026	—	$—	—	$401,480,190
August 1 - August 31, 2026	—	—	—	—
September 1 - September 30, 2026	2,134,446	93.70	2,134,446	800,000,138
Total	2,134,446		2,134,446

(1) Excludes the cost of commissions and excise taxes.

(2) In December 2025, our board of directors authorized the repurchase of up to $1,000.0 million of Unum Group's outstanding common stock beginning on January 1, 2026. In August 2026, our board of directors authorized the repurchase of up to $1,000.0 million of Unum Group's outstanding common stock beginning on September 1, 2026. Concurrent with the announcement of the August 2026 repurchase program, we also announced the termination of the December 2025 program as of August 31, 2026, and any unused amounts under that program expired as of that date. The August 2026 program currently has no scheduled termination date.

ITEM 5. OTHER INFORMATION

Securities trading plans

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

2026 Closed Block Long-Term Care Reinsurance Transaction

On November 3, 2026, Unum Group (the Company) announced the closing of the transactions (collectively, the Transaction) contemplated by the master transaction agreement (the Master Transaction Agreement), dated as of July 2, 2026, between Unum Life Insurance Company of America (Unum America), a Maine-domiciled insurance company and wholly owned subsidiary of the Company, and Fortitude Reinsurance Company Ltd. (the Reinsurer), a reinsurance company organized under the laws of Bermuda. The Transaction and the Master Transaction Agreement were previously described in the Company’s Current Report on Form 8-K filed on July 6, 2026 (the Prior 8-K). In connection with the closing of the Transaction, Unum America entered into a coinsurance agreement (the Coinsurance Agreement) with the Reinsurer and, for certain limited purposes, New Reinsurance Company, Ltd., a reinsurance company organized under the laws of Switzerland, pursuant to which, effective as of April 1, 2026, Unum America ceded to the Reinsurer, and the Reinsurer reinsured, on a coinsurance basis, a 100% quota share of a closed block of individual long-term care business written by Unum America, which immediately prior to the closing had been reinsured by, and was recaptured from, Fairwind Insurance Company, a wholly owned subsidiary of the Company and a Vermont captive insurance company.

The description of the Coinsurance Agreement set forth under Item 1.01 of the Prior 8-K is incorporated herein by reference, which description is qualified in its entirety by reference to the full text of the Coinsurance Agreement, a copy of which will be filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2026.

ITEM 6. EXHIBITS

Index to Exhibits

(2.1)	Master Transaction Agreement, dated as of July 2, 2026, by and among Unum Life Insurance Company of America and Fortitude Reinsurance Company Ltd. *

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: November 4, 2026	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President, Chief Financial Officer

Date: November 4, 2026	By:	/s/ Walter L. Rice, Jr.
Walter L. Rice, Jr.
Senior Vice President, Chief Accounting Officer